Form 10-Q
period 2014-09-30
Liberty Broadband Corp
filed 2014-12-05
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-36713

LIBERTY BROADBAND CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware	47-1211994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 875-5700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of November 30, 2014 was:

Series A common stock	26,119,116
Series B common stock	2,467,647
Series C common stock	57,174,643

LIBERTY BROADBAND CORPORATION

Condensed Combined Balance Sheets

(unaudited)

	September 30,	December 31,
	2014	2013
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$47,411	9,251
Trade and other receivables, net	478	523
Deferred income tax assets	23,922	17,598
Derivative instruments (note 3)	113,080	97,847
Note receivable from former parent (note 9)	—	19,060
Other current assets	5,797	10,515
Total current assets	190,688	154,794
Investments in available-for-sale securities (note 4)	340,826	326,700
Investments in affiliates, accounted for using the equity method (note 5)	2,373,627	2,402,024
Property and equipment, net	3,775	4,660
Goodwill (note 6)	45,600	20,669
Intangible assets subject to amortization, net (note 6)	31,527	429
Deferred income tax assets	22,188	—
Other assets, at cost, net of accumulated amortization	73	103
Total assets	$3,008,304	2,909,379
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,848	9,335
Deferred revenue	21,329	3,260
Derivative instruments (note 3)	64,984	54,600
Other current liabilities	10,034	2,912
Total current liabilities	109,195	70,107
Deferred revenue	37,617	35,740
Deferred income tax liabilities	—	24,338
Total liabilities	146,812	130,185
Equity
Parent’s investment	3,156,394	2,986,079
Accumulated other comprehensive earnings, net of taxes	7,674	7,890
Retained earnings (accumulated deficit)	(302,576)	(214,775)
Total equity	2,861,492	2,779,194
Commitments and contingencies (note 10)
Total liabilities and equity	$3,008,304	2,909,379

See accompanying notes to the condensed combined financial statements

LIBERTY BROADBAND CORPORATION

Condensed Combined Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(amounts in thousands, except per share amounts)
Revenue:
Service	$14,589	15,451	43,840	45,575
Product	2,856	2,176	7,672	14,874
Total revenue	17,445	17,627	51,512	60,449
Operating costs and expenses
Cost of goods sold	207	2,896	713	14,132
Operating, including stock-based compensation (note 8)	1,701	1,937	4,970	6,087
Selling, general and administrative, including stock-based compensation (note 8)	8,006	9,779	37,932	25,602
Research and development, including stock-based compensation (note 8)	4,688	4,430	13,884	13,118
Gain on legal settlement	(6,000)	—	(6,000)	—
Depreciation and amortization	2,479	1,065	6,583	3,374
	11,081	20,107	58,082	62,313
Operating income (loss)	6,364	(2,480)	(6,570)	(1,864)
Other income (expense):
Dividend and interest income	1,228	1,766	4,231	5,203
Share of earnings (losses) of affiliates (note 5)	(34,542)	(38,400)	(95,968)	(65,666)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	(12,532)	9,167	23,745	68,029
Gain (loss) on dilution of investment in affiliate (note 5)	(10,953)	(52,163)	(61,162)	(55,219)
Other, net	8	(8)	(60)	(45)
Net earnings (loss) before income taxes	(50,427)	(82,118)	(135,784)	(49,562)
Income tax benefit (expense)	18,437	30,098	47,983	16,683
Net earnings (loss) attributable to Liberty Broadband shareholders	$(31,990)	(52,020)	(87,801)	(32,879)
Unaudited Pro Forma basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.37)	(0.61)	(1.02)	(0.38)

See accompanying notes to the condensed combined financial statements

LIBERTY BROADBAND CORPORATION

Condensed Combined Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(amounts in thousands)
Net earnings (loss)	$(31,990)	(52,020)	(87,801)	(32,879)
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(307)	1,196	(2,909)	2,776
Share of other comprehensive earnings (loss) of equity method affiliates	806	1,275	2,693	2,620
Other comprehensive earnings (loss), net of taxes	499	2,471	(216)	5,396
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$(31,491)	(49,549)	(88,017)	(27,483)

See accompanying notes to the condensed combined financial statements

LIBERTY BROADBAND CORPORATION

Condensed Combined Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2014	2013
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(87,801)	(32,879)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	6,583	3,374
Stock-based compensation	735	1,082
Share of (earnings) losses of affiliates, net	95,968	65,666
Realized and unrealized (gains) losses on financial instruments, net	(23,745)	(68,029)
(Gain) loss on dilution of investment in affiliate	61,162	55,219
Deferred income tax expense (benefit)	(54,427)	(29,344)
Other, net	(716)	(680)
Changes in operating assets and liabilities:
Current and other assets	1,623	4,231
Payables and other liabilities	23,106	20,389
Net cash provided by operating activities	22,488	19,029
Cash flows from investing activities:
Capital expended for property and equipment	(1,117)	(489)
Proceeds (payments) from issuances or settlements of financial instruments, net	—	(59,612)
Cash paid for acquisitions, net of cash acquired	(48,088)	—
Investments in equity method affiliates	(124,492)	(2,565,149)
Amounts loaned to parent	(60,952)	(58,927)
Repayments by parent on loan receivable	80,012	47,591
Other investing activities, net	(6)	(6)
Net cash used in investing activities	(154,643)	(2,636,592)
Cash flows from financing activities:
Proceeds from issuances of financial instruments	68,019	44,398
Payments from settlements of financial instruments	(68,019)	(44,398)
Contribution from (distribution to) parent, net	170,315	2,620,151
Net cash provided by financing activities	170,315	2,620,151
Net increase in cash	38,160	2,588
Cash and cash equivalents, beginning of period	9,251	10,031
Cash and cash equivalents, end of period	$47,411	12,619

See accompanying notes to the condensed combined financial statements

LIBERTY BROADBAND CORPORATION

Condensed Combined Statement of Equity

(unaudited)

		Accumulated	Retained
		other	earnings
	Parent’s	comprehensive	(accumulated)
	Investment	earnings	deficit	Total equity
	(amounts in thousands)
Balance at January 1, 2014	$2,986,079	7,890	(214,775)	2,779,194
Net earnings (loss)	—	—	(87,801)	(87,801)
Other comprehensive earnings (loss)	—	(216)	—	(216)
Contribution from (distribution to) parent	170,315	—	—	170,315
Balance at September 30, 2014	$3,156,394	7,674	(302,576)	2,861,492

See accompanying notes to the condensed combined financial statements

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements

(unaudited)

(1) Basis of Presentation

During May 2014, the board of Liberty Media Corporation and its subsidiaries (“Liberty,” formerly named Liberty Spinco, Inc.) authorized management to pursue a plan to spin-off to its stockholders common stock of a newly formed company to be called Liberty Broadband Corporation (“Liberty Broadband” or the “Company”), and to distribute subscription rights to acquire shares of Series C Liberty Broadband common stock (the “Broadband Spin-Off”). Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications (“Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner written call option and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off.

At 5:00 p.m., New York City time, on November 4, 2014 the Broadband Spin-Off was completed and shares of Liberty Broadband common stock were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. The Broadband Spin-Off is intended to be tax-free to stockholders of Liberty. In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them as of the record date for the Broadband Spin-Off, with cash in lieu of fractional shares.

In addition, it is expected that on December 10, 2014, Liberty Broadband will distribute to its stockholders subscription rights to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock held as of 5:00 p.m., New York City time, on December 4, 2014, the record date for the distribution of these subscription rights (irrespective of the series of common stock held). The subscription rights are being issued to raise capital for general corporate purposes of Liberty Broadband and will enable the holders to acquire shares of Series C Liberty Broadband common stock at a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the Broadband Spin-Off. The subscription rights will become publicly traded following establishment of the exercise price and the commencement of the rights offering, and the rights offering will expire on the 20th trading day following its commencement. The rights offering is intended to be tax-free to stockholders of Liberty Broadband and the distribution of the subscription rights is subject to various conditions, including the receipt of an opinion of tax counsel.

The accompanying (a) condensed combined balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) interim unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent a combination of the historical financial information of TruePosition, Liberty’s interest in Charter, Liberty’s minority equity investment in Time Warner and certain deferred tax liabilities, as well as liabilities related to the Time Warner call option. These financial statements refer to the combination of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” in the notes to the combined financial statements. The Broadband Spin-Off will be accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock. All significant intercompany accounts and transactions have been eliminated in the condensed combined financial statements.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15,

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have its financial statements and related disclosures.

Spin-Off of Liberty Broadband from Liberty Media Corporation

Following the Broadband Spin-Off, Liberty and Liberty Broadband operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Broadband Spin-Off, Liberty and Liberty Broadband entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Broadband Spin-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Among other things, pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will be negotiated semi-annually.

Acquisition of Skyhook Wireless, Inc.

On February 14, 2014, TruePosition acquired 100% of the outstanding common shares of Skyhook Wireless, Inc. (“Skyhook”), a Delaware corporation, for approximately $57.5 million in cash. Skyhook is a provider of hybrid wireless positioning technology and contextual location intelligence. Acquisition related costs of $958 thousand are included in selling, general and administrative expenses for the nine months ended September 30, 2014. TruePosition used its cash plus a capital contribution of $49.4 million from Liberty during 2014 to fund the acquisition. TruePosition has placed $6.0 million of the cash consideration into an escrow account for use to settle any indemnification claims made by TruePosition during the 12 months subsequent to closing the acquisition. After 12 months, any remaining funds will be paid to the selling parties.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

The initial purchase price allocation for Skyhook is as follows (amounts in thousands):

Cash and cash equivalents	$9,442
Tradename	4,500
Goodwill	24,931
Amortizable intangible assets	31,098
Other assets	1,353
Accounts payable and accrued liabilities	(6,905)
Deferred revenue	(5,000)
Deferred taxes	(1,889)
$57,530

Amortizable intangible assets acquired include tradenames, customer relationships, and software. The fair value of these assets was determined using projected cash flows based on Level 3 inputs, and the remaining useful life of these assets was determined to be 5 years. Accordingly, the amortizable intangible assets acquired will be amortized straight-line over this period. Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships. The initial purchase price allocation is subject to change upon receipt of the final valuation analysis for Skyhook.

Assuming the Skyhook transaction took place on January 1, 2013, the statement of operations data for the three and nine months ended September 30, 2013 would have been as follows on a pro forma basis:

	Three months ended	Nine months ended
	September 30,	September 30,
	2013	2013
	(amounts in thousands)
Revenue	$19,833	66,408
Operating income (loss)	$(5,230)	(10,319)
Other income (expense), net	$(82,783)	(47,891)
Income tax benefit (expense)	$31,207	16,655
Net income (loss) attributable to Liberty Broadband stockholders	$(56,806)	(41,555)

Proforma basic net earnings (loss) per share attributable to Liberty Broadband stockholders	$(0.66)	(0.48)

The previous amounts were determined using historical results of Liberty Broadband and Skyhook, including purchase accounting amortization. Such amounts are not indicative of what actual amounts might have been had the transaction occurred as of that date.

In mid November 2014, Skyhook was notified that one of its significant customers is not expected to renew its contract for 2015.  Negotiations are still ongoing but approximately 30-40% of Skyhook’s revenue may not be recurring for 2015.  Management is working to understand the ultimate impact of the decrease in Skyhook revenue but a decline in Skyhook’s future operating results is expected unless further discussions with the customer are successful.  Since the impact of the nonrenewal of the contract could be significant to Skyhook projected cash flows, an impairment of intangibles at TruePosition may be possible in the fourth quarter of 2014 based on further analysis.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

(2) Pro Forma Earnings per Share (EPS)

Unaudited pro forma earnings (loss) per common share for all periods presented is computed by dividing net earnings (loss) for the respective period by 85,761,332 common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock that were issued upon completion of the Broadband Spin-Off on November 4, 2014.

(3) Assets and Liabilities Measured at Fair Value

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2014			December 31, 2013
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	(amounts in thousands)
Available-for-sale securities	$340,826	340,826	—	326,700	326,700	—
Charter warrants	$113,080	—	113,080	97,847	—	97,847
Time Warner written call option liability	$64,984	—	64,984	54,600	—	54,600

The fair value of Level 2 derivative assets were obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The fair value of Level 2 derivative liabilities were derived from a typical model using observable market data as the significant inputs.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities. The carrying amount approximates fair value due to the short maturity of these instruments as reported on our combined balance sheets.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(amounts in thousands)
Charter warrants	$(7,976)	9,435	15,233	35,738
Time Warner investment and call option	(4,556)	(268)	8,512	32,291
	$(12,532)	9,167	23,745	68,029

(4) Investments in Available-for-Sale Securities

All marketable equity and debt securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statements of operations. The Company has elected to account for those of its AFS securities which it considers to be nonstrategic (“Fair Value Option Securities”) at fair value. Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed combined statements of operations.

Investments in AFS securities, including our interest in Time Warner Cable, Inc. which is our only Fair Value Option Security, are summarized as follows:

	September 30,	December 31,
	2014	2013
	(amounts in thousands)

Time Warner Cable Inc.	$339,347	320,452
Other equity securities	1,479	6,248
Total investments in available-for-sale securities	$340,826	326,700

Unrealized Holding Gains and Losses

As of September 30, 2014 and December 31, 2013, the gross unrealized holding gains related to investment in AFS securities were $1.2 million and $5.9 million, respectively. There were no gross unrealized holding losses related to investment in AFS securities for the periods presented.

(5) Investments in Affiliates Accounted for Using the Equity Method

In May 2013, Liberty completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase and a price per share of $95.50. Liberty funded the purchase with a combination of cash of approximately $1.2 billion on hand and new margin loan arrangements. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2,532.3 million. The investment in Charter is accounted for as an equity method affiliate based on the ownership interest obtained and the board seats held by individuals appointed by Liberty.

Due to the amortization of amortizable assets acquired, losses due to warrant and stock option exercises at Charter (as discussed below) and the acquisition of additional shares of Charter, the excess basis has decreased to $2,349 million as of September 30, 2014 and has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Property and equipment	$417
Customer relationships	636
Franchise fees	1,359
Trademarks	33
Goodwill	933
Debt	(215)
Deferred income tax liability	(814)
$2,349

Upon acquisition, Liberty ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. Outstanding debt is amortized over the contractual period using the effective interest rate method. Amortization related to debt and intangible assets with identifiable useful lives is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying combined statements of operations and aggregated $21.1 million and $20.3 million, net of related taxes, for the three months ended September 30, 2014 and 2013, respectively, and $62.0 million and $24.0 million, net of related taxes, for the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, Liberty purchased 897 thousand Charter shares for approximately $124.5 million. As of September 30, 2014, the carrying value of Liberty Broadband’s ownership in Charter was approximately $2,374 million. The market value of Liberty Broadband’s ownership in Charter as of September 30, 2014 was approximately $4,201 million, which represented an approximate ownership of 25%  and a beneficial ownership interest (including warrants on an as if converted basis) of 26% of the outstanding equity of Charter as of that date. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed $51.3 million to fund the exercise of the Charter warrants (see note 7).

Due to dilution from Charter warrant and stock option exercises by outside investors (employees and other third parties) at prices below Liberty Broadband’s book basis per share, the Company had losses of $11.0 million and $52.1 million during the three months ended September 30, 2014 and 2013, respectively, and losses of $61.2 million and $55.2 million during the nine months ended September 30, 2014 and 2013, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter consolidated balance sheet

September 30, 2014
Cash and cash equivalents	$10
Accounts receivable, net	270
Property and equipment, net	8,305
Goodwill	1,170
Intangible assets, net	7,184
Other assets	4,011
Total assets	$20,950
Accounts payable and accrued liabilities	$1,586
Debt	17,595
Deferred income tax liability	1,610
Other liabilities	62
Equity	97
Total liabilities and shareholders’ equity	$20,950

Charter consolidated statement of operations

	Three months	Nine months
	ended	ended
	September 30, 2014	September 30, 2014
Revenue	$2,287	6,748
Operating costs and expenses	(1,518)	(4,444)
Depreciation and amortization	(535)	(1,568)
Other operating expenses	(16)	(42)
Interest expense, net	(217)	(638)
Gain (loss) on derivative instruments, net	5	(3)
Income tax expense, net	(59)	(188)
Net loss	$(53)	(135)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

(6) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows (amounts in thousands):

			Corporate
	TruePosition	Charter	and Other	Total
Balance at January 1, 2014	$20,669	—	—	20,669
Acquisitions(1)	24,931	—	—	24,931
Balance at September 30, 2014	$45,600	—	—	45,600

(1)	As discussed in note 1, TruePosition acquired Skyhook during the nine months ended September 30, 2014.

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	September 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$18,610	(5,025)	13,585	3,110	(3,085)	25
Customer relationships	15,500	(1,937)	13,563	—	—	—
Tradename	4,500	(563)	3,937	—	—	—
Capitalized software	10,961	(10,519)	442	10,694	(10,290)	404
	$49,571	(18,044)	31,527	13,804	(13,375)	429

TruePosition’s patents are amortized straight-line over three years. TruePosition’s capitalized software intangible assets are amortized straight-line over three to five years. TruePosition’s customer relationships and tradename are amortized straight-line over five years. Amortization expense was $2.0 million and $552 thousand for the three months ended September 30, 2014 and 2013, respectively, and $4.7 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of September 30, 2014 is as follows (amounts in thousands):

Remainder of 2014	$1,842
2015	$7,324
2016	$7,230
2017	$7,122
2018	$7,104

(7) Debt

TruePosition had a $4 million line of credit, which expired on December 25, 2013, covering standby letters of credit issued for the benefit of TruePosition. Pursuant to the terms of the line of credit, upon its expiration, any issued

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

and outstanding letters of credit remain in effect through the remainder of their respective terms. $634 thousand in letters of credit were outstanding and those letters of credit remain outstanding as of December 31, 2013 and September 30, 2014.

The line of credit bore interest at the rate of four-tenths of 1% per annum on the balance available for issuance of letters of credit. Letters of credit issued under the line of credit bear interest at an annual rate of 1.75%, payable quarterly. Interest expense related to the line of credit was not material for the three or nine months ended September 30, 2014 and 2013.

Letters of credit issued under the line of credit prior to its expiration remain collateralized by a cash deposit maintained by the bank, which will remain in place during the remaining terms of the outstanding letters of credit.

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company (“BroadbandSPV”) entered into two margin loan agreements (the “Margin Loan Agreements”) with each of the lenders party thereto. The Margin Loan Agreements permit BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the “Margin Loans”), of which BroadbandSPV borrowed $320 million on October 31, 2014. $300 million of the amount borrowed pursuant to the Margin Loan Agreements (less certain expenses incurred in connection with the Margin Loans) was distributed to Liberty prior to the Broadband Spin-Off. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed an additional $51.3 million to fund the exercise of Charter warrants. Liberty Broadband’s current borrowings under the Margin Loan Agreements are $371.3 million, with an additional $28.7 million available to be drawn. The maturity date of the Margin Loans is October 30, 2017. Borrowings under the Margin Loan Agreements bear interest at the three-month LIBOR rate plus 1.55%. Interest is payable quarterly in arrears beginning on December 31, 2014. The Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of BroadbandSPV. The Margin Loan Agreements do not include any financial covenants. The Margin Loan Agreements also contain restrictions related to additional indebtedness.

BroadbandSPV’s obligations under the Margin Loan Agreements are guaranteed by the Company. In addition, BroadbandSPV’s obligations are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for BroadbandSPV to meet its loan to value requirement under the Margin Loan Agreements. Each agreement contains language that indicates that Liberty Broadband, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. Upon entering into the Margin Loan Agreements, 7 million shares of Charter with a value of $1.1 billion were pledged as collateral pursuant to the Margin Loans.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

(8) Stock-Based Compensation

Included in the accompanying condensed combined statements of operations are the following amounts of stock-based compensation for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating expense	$—	10	10	31
Selling, general and administrative	126	278	494	799
Research and development	64	79	231	252
	$190	367	735	1,082

Liberty Incentive Plans

Pursuant to the Liberty Media Corporation 2013 Incentive Plan, as amended from time to time (the “2013 Plan”), and the Liberty Media Corporation 2013 Nonemployee Director Incentive Plan, as amended from time to time (the “2013 NDIP”), Liberty granted to certain employees and directors of Liberty stock options and SARs (collectively, “Awards”) to purchase shares of Liberty common stock. The 2013 Plan and 2013 NDIP provided for Awards to be issued in respect of a maximum of 25 million shares and 1.5 million shares, respectively, of Liberty common stock. Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards. Options to purchase shares of Liberty common stock, stock appreciation rights with respect to shares of Liberty common stock and restricted shares of Liberty common stock have been granted to various directors, officers and employees of Liberty pursuant to the various stock incentive plans administered by the Liberty board of directors or the compensation committee thereof.

On November 4, 2014, the holder of an outstanding option to purchase shares of Liberty common stock as of 5:00 p.m., New York City time, on October 29, 2014 (the record date) (an original Liberty option) received an option to purchase an equivalent number of shares of the corresponding series of our Liberty Broadband common stock and an adjustment to the exercise price and number of shares subject to the original Liberty option (as so adjusted, an adjusted Liberty option). The exercise prices of and number of shares subject to the new Liberty Broadband option and the related adjusted Liberty option were determined based on the exercise price and number of shares subject to the original Liberty option, the distribution ratio of 0.25, the pre Broadband Spin-Off trading price of Liberty common stock (determined using the volume weighted average price of the applicable series of Liberty common stock over the three consecutive trading days immediately preceding the Broadband Spin-Off) and the relative post-Broadband Spin-Off trading prices of Liberty common stock and Liberty Broadband common stock (determined using the volume weighted average price of the applicable series of common stock over the three consecutive trading days beginning on the first trading day following the Broadband Spin-Off on which both the Liberty common stock and the Liberty Broadband common stock trade in the “regular way” (meaning once the common stock trades using a standard settlement cycle)), such that the pre-Broadband Spin-Off intrinsic value of the original Liberty option is allocated between the new Liberty Broadband option and the adjusted Liberty option.

Except as described above, all other terms of an adjusted Liberty option and a new Liberty Broadband option (including, for example, the vesting terms thereof) are, in all material respects, the same as those of the corresponding original Liberty option. New Liberty Broadband options were granted following the determination of the pre- and post-Broadband Spin-Off trading prices of Liberty and Liberty Broadband common stock. Liberty had outstanding

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

approximately 3.5 million Liberty Series A options at September 30, 2014 with a weighted average exercise price of $30.70 per share. Approximately 2.3 million of those options were exercisable at September 30, 2014 with a weighted average exercise price of $30.11 per share. Liberty had outstanding approximately 6.9 million Liberty Series C options at September 30, 2014 with a weighted average exercise price of $30.72 per share. Approximately 4.7 million of those options were exercisable at September 30, 2014 with a weighted average exercise price of $30.14 per share.

TruePosition equity incentive plans

There were no phantom stock appreciation rights or phantom stock units granted during the nine months ended September 30, 2014. As of September 30, 2014, the fair value of outstanding PARs and PSUs was approximately $4.1 million. As of September 30, 2014, $2.2 million is included in other liabilities for the fair value of TruePosition’s vested long-term incentive plan obligations.

(9) Related Party Transactions

During the nine months ended September 30, 2014 and 2013, certain of TruePosition’s costs and expenses were charged to TruePosition by Liberty. The amounts due to Liberty and the activities for the nine months ended September 30, 2014 is summarized as follows (amounts in thousands):

2014
Receivable at beginning of year	$(5,953)
Cost and expenses charged by Liberty	3,900
Amounts due under the tax- sharing arrangement	2,071
Transfer of related party receivable to (from) note receivable	5,306
Payments to Liberty	(3,867)
Payable at end of period	$1,457

The above amount is included in other current liabilities as of September 30, 2014 in the accompanying condensed combined balance sheets.

Historically, TruePosition also had an intercompany note arrangement with Liberty under which funds could be advanced to Liberty and remitted back to TruePosition as needed. As of December 31, 2013, the outstanding note receivable from Liberty plus accrued interest was $19.1 million. The note bore interest at the three-month LIBOR plus 2%. During September 2014, prior to the Broadband Spin-off, Liberty reimbursed TruePosition for any amounts outstanding on this intercompany note and this arrangement was extinguished. Accordingly, no amounts are outstanding pursuant to this arrangement at September 30, 2014.

TruePosition has been a party to certain tax sharing arrangements with Liberty (or its former affiliate). Under these tax-sharing arrangements, TruePosition has been obligated to make cash payments to Liberty (or its former affiliate) in each year TruePosition generated positive taxable income, determined as if TruePosition filed a separate tax return. The amount of such payment has been equal to the amount of TruePosition’s taxable income (as so determined) multiplied by the highest corporate tax rate in effect for the applicable tax jurisdiction. If on a separate return basis, TruePosition would have a net operating loss or net tax credit for a particular year, and such loss or credit could be utilized on the actual tax returns filed by Liberty (or its former affiliate), then TruePosition would be entitled to reduce current and future payments to Liberty (or its former affiliate) by the amount of such tax benefit. During the nine months ended September 30, 2014 and 2013, $5.3 million and $11.1 million, respectively, due to TruePosition from Liberty was transferred to the note receivable from Liberty under this arrangement. As of September 30, 2014, $4.8 million was due

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

to Liberty, and as of December 31, 2013, $6.4 million was due from Liberty under this arrangement. During October 2014, prior to the Broadband Spin-Off, the net income tax payable of TruePosition to Liberty was contributed by Liberty to the capital of TruePosition.

(10) Commitments and Contingencies

Leases

TruePosition leases various properties under operating leases expiring at various times through 2017. TruePosition’s principal facility is under lease through December 2017. Total rental expense was $2.4 million and $2.3 million for each of the nine months ended September 30, 2014 and 2013, respectively.

General Litigation

In the ordinary course of business, the Company and its combined companies are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying combined financial statements.

On July 21, 2011, TruePosition filed an antitrust lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against LM Ericsson Telephone Company (“Ericsson”), the Third Generation Partnership Project (“3GPP”) and certain other defendants arising from the standard setting processes for LTE wireless data communication technology as it pertains to location technology. The case has been settled, with a cash payment to TruePosition of approximately $6 million and non-monetary considerations, and was formally dismissed in its entirety on July 30, 2014. Defendants 3GPP and Ericsson did not contribute to the cash portion of the settlement. With respect to the defendants that contributed to the cash settlement, such cash was provided with no finding or implication of liability to avoid the expenditure of litigation costs exceeding the settlement amount, and in consideration for TruePosition’s withdrawal of accusations of wrongdoing.

Certain Risks and Concentrations

The TruePosition business is subject to certain risks and concentrations including dependence on relationships with its customers. TruePosition has one significant customer, the loss of which would have a material adverse effect on the Company’s business. For the nine months ended September 30, 2014 and 2013, this customer accounted for 83% and 82%, respectively, of the Company’s total revenue.

Off-Balance Sheet Arrangements

Liberty Broadband did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

(11) Segment Information

Liberty Broadband identifies its reportable segments as (A) those combined companies that represent 10% or more of its combined annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty Broadband’s annual pre-tax earnings.

Liberty Broadband evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA. In addition, Liberty Broadband reviews nonfinancial measures such as subscriber growth.

Liberty Broadband defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). Liberty Broadband believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty Broadband generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the nine months ended September 30, 2014, Liberty Broadband has identified the following combined company and equity method investment as its reportable segments:

•

TruePosition—a wholly-owned company of the Company that develops and markets technology for locating wireless phones and other wireless devices on a cellular network, enabling wireless carriers and government agencies to provide public safety E-9-1-1 services domestically and services in support of national security and law enforcement worldwide.

•

Charter—an equity method investment of the Company that is one of the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers.

Liberty Broadband’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also combined companies are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

Performance Measures

	Three months ended September 30,
	2014		2013
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
TruePosition	$17,445	3,033	17,627	(1,048)
Charter	2,287,000	750,000	2,118,000	710,000
Corporate and other	—	—	—	—
	2,304,445	753,033	2,135,627	708,952
Eliminate equity method affiliate	(2,287,000)	(750,000)	(2,118,000)	(710,000)
Combined Liberty Broadband	$17,445	3,033	17,627	(1,048)

	Nine months ended September 30,
	2014		2013
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
TruePosition	$51,512	(5,252)	60,449	2,592
Charter	6,748,000	2,303,000	6,007,000	2,056,000
Corporate and other	—	—	—	—
	6,799,512	2,297,748	6,067,449	2,058,592
Eliminate equity method affiliate	(6,748,000)	(2,303,000)	(6,007,000)	(2,056,000)
Combined Liberty Broadband	$51,512	(5,252)	60,449	2,592

Other Information

	September 30, 2014
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
TruePosition	$175,302	—	1,117
Charter	20,950,000	—	1,678,000
Corporate and other	2,833,002	2,373,627	—
	23,958,304	2,373,627	1,679,117
Eliminate equity method affiliate	(20,950,000)	—	(1,678,000)
Combined Liberty Broadband	$3,008,304	2,373,627	1,117

LIBERTY BROADBAND CORPORATION

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
	(amounts in thousands)
Combined segment Adjusted OIBDA	$3,033	(1,048)	(5,252)	2,592
Stock-based compensation	(190)	(367)	(735)	(1,082)
Depreciation and amortization	(2,479)	(1,065)	(6,583)	(3,374)
Gain on legal settlement	6,000	—	6,000	—
Dividend and interest income	1,228	1,766	4,231	5,203
Share of earnings (loss) of affiliates, net	(34,542)	(38,400)	(95,968)	(65,666)
Realized and unrealized gains (losses) on financial instruments, net	(12,532)	9,167	23,745	68,029
Gain (loss) on dilution of investment in affiliate	(10,953)	(52,163)	(61,162)	(55,219)
Other, net	8	(8)	(60)	(45)
Earnings (loss) before income taxes	$(50,427)	(82,118)	(135,784)	(49,562)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•

Charter’s ability to sustain and grow revenues and cash flow from operations by offering video, Internet, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in its markets and to maintain and grow its customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures and the difficult economic conditions in the United States;

•

the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, DSL providers, and video provided over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;

•	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	the development and deployment of new products and technologies, including in connection with Charter’s plan to make its systems all-digital in 2014;

•

failure to protect the security of personal information about the customers of our operating subsidiary and equity affiliate, subjecting us to costly government enforcement actions or private litigation and reputational damage;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings;

•	the effects of governmental regulation on our business or potential business combination transactions;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners, vendors and joint venturers;

•

the availability and access, in general, of funds to meet debt obligations prior to or when they become due and to fund operations and necessary capital expenditures, either through (i) cash on hand, (ii) free cash flow, or (iii) access to the capital or credit markets;

•

the ability of Charter and our company to comply with all covenants in our respective debt instruments, any violation of which, if not cured in a timely manner, could trigger a default of other obligations under cross-default provisions;

•	the ability to successfully integrate and recognize anticipated efficiencies and benefits from the acquisitions;

•

the ultimate outcome of any possible transaction between Charter and Comcast and/or TWC including the possibility that Charter will not pursue any transaction; and if a transaction were to occur, the ultimate outcome and results of integrating the operations, the ultimate outcome of Charter’s pricing and packaging and operating strategy applied to the acquired systems and the ultimate ability to realize synergies;

•	our ability to successfully complete the rights offering or otherwise monetize certain of our assets; and

•	our ability to successfully deploy the use of proceeds from the rights offering, including the availability of investment opportunities.

For additional risk factors, please see Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-199428) filed on December 1, 2014. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying combined financial statements and the notes thereto.

Overview

During May 2014, the board of Liberty Media Corporation and its subsidiaries (“Liberty,” formerly named Liberty Spinco, Inc.) authorized management to pursue a plan to spin-off to its stockholders common stock of a newly formed company, Liberty Broadband, and to distribute subscription rights to acquire shares of Liberty Broadband Series C common stock pursuant to the Broadband Spin-Off. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications (“Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”),  (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“TWC”), (iv) certain deferred tax liabilities, as well as liabilities related to the TWC written call option and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. .

On November 4, 2014, the Broadband Spin-Off was completed and was effected as a pro-rata dividend of shares of Liberty Broadband common stock to the stockholders of Series A, Series B and Series C Liberty common stock as of the record date of October 29, 2014.  The Broadband Spin-Off is intended to be tax-free to stockholders of Liberty. In the Broadband Spin‑Off, record holders of Liberty Series A, Series B and Series C common stock received one‑fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them as of the record date for the Broadband Spin‑Off, with cash in lieu of fractional shares.

In addition,  it is expected that on December 10, 2014, Liberty Broadband will distribute to its stockholders subscription rights to acquire one share of our Series C common stock for every five shares of each series of Liberty Broadband common stock held as of 5:00 p.m., New York City time, on December 4, 2014, the rights distribution record date. The subscription rights are expected to be issued to raise capital for general corporate purposes of Liberty Broadband and will enable the holders to acquire shares of our Series C common stock at a 20% discount to the 20-trading day volume weighted average trading price of our Series C common stock following the completion of the Broadband Spin-Off. The subscription rights will become publicly traded following establishment of the exercise price and the commencement of the rights offering.  The subsequent rights offering is also intended to be tax-free to stockholders of Liberty Broadband and the distribution of the Series C Rights is subject to various conditions, including the receipt of an opinion of tax counsel.

The financial information represents a combination of the historical financial information of TruePosition, Liberty’s former interest in Charter, Liberty’s  former minority equity investment in TWC and certain deferred tax liabilities, as well as liabilities related to the TWC written call option. This financial information refers to the combination of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” here and in the notes to the combined financial statements.

Results of Operations—Combined—September 30, 2014 and 2013

Combined operating results:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(amounts in thousands)
Revenue	$17,445	17,627	51,512	60,449
Operating expenses, excluding stock-based compensation
Cost of goods sold	207	2,896	713	14,132
Operating expense	1,701	1,927	4,960	6,056
Research and development	4,624	4,351	13,653	12,866
Selling, general and administrative	7,880	9,501	37,438	24,803
Adjusted OIBDA	3,033	(1,048)	(5,252)	2,592
Stock-based compensation	190	367	735	1,082
Gain on legal settlement	(6,000)	—	(6,000)	—
Depreciation and amortization	2,479	1,065	6,583	3,374
Operating income (loss)	$6,364	(2,480)	(6,570)	(1,864)

Revenue

Revenue decreased $182 thousand and $8.9 million for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, respectively. The decrease for the three and nine month periods is primarily due to reduced domestic and international hardware and software license, partially offset by Skyhook revenue subsequent to its acquisition in 2014. The decrease in domestic sales is due to the uncertainty around potential FCC indoor accuracy mandates and most companies delaying investments in location technologies until a path forward is known.  In mid November 2014, Skyhook was notified that one of its significant customers is not expected to renew its contract for 2015.  Negotiations are still ongoing but approximately 30-40% of Skyhook’s revenue may not be recurring for 2015.  Management is working to understand the ultimate impact of the decrease in Skyhook’s revenue but a decline in Skyhook’s future operating results is expected unless further discussions with the customer are successful.  For further discussion see note 1 of the accompanying condensed combined financial statements.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying quarterly condensed combined financial statements for a reconciliation of Adjusted OIBDA to earnings (loss) from continuing operations before income taxes.

Adjusted OIBDA increased  $4.1 million and decreased $7.8 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively.  The increase in Adjusted OIBDA for the three months ended September 30, 2014 was primarily a result of gross margin improvement, decreased legal expenses and cost reduction measures undertaken in 2013, partially offset by Skyhook generating negative Adjusted OIBDA.  The decrease in Adjusted OIBDA for the nine months ended September 30, 2014 was primarily a result of increased legal expenses, Skyhook generating negative Adjusted OIBDA and costs of the Skyhook acquisition, partially offset by the full year impact of cost reduction measures undertaken in 2013 and gross margin improvement.

The reduction in overall revenue for the three and nine months ended September 30, 2014 of $182 thousand and $8.9 million, respectively, discussed above, was offset by lower cost of goods sold of $2.7 million and $13.4 million, respectively, primarily due to reduced international sales, which have lower margins than domestic sales. During 2013 TruePosition entered into an international project for which revenue was only recognized to the extent cash was received, as future collectability of revenue was unsure. Therefore, the gross margin on that particular project was dependent on the payments received from the customer. Although revenue was only recognized to the extent payments were received from the customer, the cost of goods sold related to this project was recognized in full during 2013. This project was canceled as of the end of 2013, therefore revenue and cost goods sold are lower for the three and nine months ended September 30, 2014.

Legal expenses decreased $3.2 million and increased $4.8 million for the three and nine months ended September 30, 2014 compared to the same periods of 2013, respectively, primarily as a result of TruePosition’s antitrust lawsuit arising from the standard setting processes for LTE wireless data communication technology as it pertains to location technology. The antitrust lawsuit was settled in the third quarter of 2014. Legal expenses are included in selling, general and administrative expenses. Additionally, approximately $2 million of lobbying costs were incurred during each of the nine months ended September 30, 2014 and 2013 related to the indoor accuracy regulations proposed by the FCC. Lobbying expenses are also included in selling, general and administrative expenses. These costs are not anticipated to continue significantly beyond the first quarter of 2015 based upon potential rulemaking timelines.

Operating and selling, general and administrative expenses related to Skyhook were $3.8 million and $10.0 million against revenue of $2.5 million and $5.7 million for the three and nine months ended September 30, 2014, respectively. Additionally, merger costs of $958 thousand related to the Skyhook acquisition were incurred in the first nine months of 2014. Merger costs are included in selling, general and administrative costs.

Operating Income (Loss)

Operating income (loss) increased $8.8 million and decreased  $4.7 million for the three and nine months ended September 30, 2014 as compared to the same periods in the prior year, respectively.  In addition to those items impacting Adjusted OIBDA for the three months ended September 30, 2014, operating income (loss) was also impacted by a  decrease in stock-based compensation expense of $177 thousand, a favorable legal settlement of $6.0 million and an increase in depreciation and amortization of $1.4 million, as compared to the corresponding period in the prior year. In addition to those items impacting Adjusted OIBDA for the nine months ended September 30, 2014, operating income (loss) was also impacted by a  decrease in stock-based compensation expense of $347 thousand, a gain on a favorable legal settlement of $6.0 million and an increase in depreciation and amortization of $3.2 million, as compared to the corresponding period in the prior year.

TruePosition and Skyhook sponsor a long-term incentive plan that provides for the granting of phantom stock appreciation rights and phantom stock units to employees, directors and contractors. Stock-based compensation expense is the change in the vested fair value of outstanding awards under the plan during the period and is impacted by the issuance of new grants, the exercise and/or cancellation of existing grants, additional vesting of outstanding grants and changes in the fair value of a grant. The decrease in stock-based compensation of $177 thousand and $347 thousand for the three and nine months ended September 30, 2014 as compared to the corresponding periods in the prior year, respectively, was primarily due to a decrease in the estimated fair value of TruePosition based on an annual independent appraisal of its value, coupled with a reduction in the outstanding awards under the plan as a result of reduced headcount, partially offset by additional vesting of the outstanding awards under the TruePosition plan and awards granted pursuant to the Skyhook plan.

Depreciation and amortization expense increased by $1.4 million and $3.2 million during the three and nine months ended September 30, 2014 as compared to the corresponding periods in the prior year, respectively, primarily due to the acquisition of Skyhook and the resulting depreciation and amortization of its long-lived assets of $1.8 million and $4.5 million for the three and nine months ended September 30, 2014, respectively, partially offset by lower depreciation and amortization for TruePosition’s historical asset base as a result of certain assets becoming fully amortized.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(amounts in thousands)
Other income (expense):
Dividend and interest income	$1,228	1,766	4,231	5,203
Share of earnings (losses) of affiliates	(34,542)	(38,400)	(95,968)	(65,666)
Realized and unrealized gains (losses) on financial instruments, net	(12,532)	9,167	23,745	68,029
Gain (loss) on dilution of investment in affiliate	(10,953)	(52,163)	(61,162)	(55,219)
Other, net	8	(8)	(60)	(45)
	$(56,791)	(79,638)	(129,214)	(47,698)

Dividend and interest income

Dividend and interest income decreased $538 thousand and $972 thousand during the three and nine months ended September 30, 2014 as compared to the corresponding periods in the prior year, respectively, primarily due to contractual commitments on the TWC shares. Although the TWC dividend rate increased from $0.65 per share per quarter in 2013 to $0.75 per share in 2014, a portion of the dividends are passed through to the counterparty in 2014 based on the written call option contracts on TWC shares.

Share of earnings (losses) of affiliates

Share of losses from affiliates decreased $3.9 million and increased $30.3 million during the three and nine months ended September 30, 2014 as compared to the corresponding periods in the prior year, respectively, as a result of the Company’s acquisition of approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter, for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase and a price per share of $95.50 during May 2013. Upon acquisition, Liberty Broadband allocated the excess basis, between the book basis of Charter and fair value of the shares acquired, and the ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. Outstanding debt is amortized over the contractual period using the effective interest rate method. Amortization related to debt and intangible assets with identifiable useful lives is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying condensed combined statements of operations and aggregated $21.1 million and $20.3 million, net of related taxes, for the three months ended September 30, 2014 and 2013, respectively, and $62.0 million and $24.0 million, net of related taxes, for the nine months ended September 30, 2014 and 2013, respectively.

See note 5 in the accompanying notes to the quarterly condensed combined financial statements for additional discussion of the Company’s investment in Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations. The amounts included in the table below represent Charter’s results for the three and nine months ended September 30, 2014 and 2013. However, Charter’s share of earnings (losses) included in the condensed combined financial statements of Liberty Broadband for the nine months ended September 30, 2013, are from the acquisition date of Charter, May 1, 2013, through September 30, 2013.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Revenue	$2,287	2,118	6,748	6,007
Operating expenses, excluding stock-based compensation	(1,520)	(1,405)	(4,445)	(3,951)
Adjusted OIBDA	767	713	2,303	2,056
Depreciation and amortization	(535)	(493)	(1,568)	(1,354)
Stock-based compensation	(14)	(11)	(41)	(37)
Operating income	218	209	694	665
Other expenses, net	(212)	(222)	(641)	(749)
Net earnings (loss) before income taxes	6	(13)	53	(84)
Income tax expense	(59)	(57)	(188)	(124)
Net loss	$(53)	(70)	(135)	(208)

Charter had net losses of approximately $53 million and $135 million for the three and nine months ended September 30, 2014, respectively, a $17 million and a $73 million improvement from the losses of $70 million and $208 million generated during the three and nine months ended September 30, 2013, respectively.

Charter’s revenue increased $169 million and $741 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration, partially offset by a decrease in basic video customers. Charter’s acquisition of Bresnan on July 1, 2013 increased revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 by approximately $276 million.

The increases in revenue during the three and nine months ended September 30, 2014 were partially offset by the net impact of increases in operating expenses, excluding stock-based compensation, for the three and nine months ended September 30, 2014 of $115 million and $494 million, respectively, and increases in depreciation and amortization of $42 million and $214 million, respectively. Charter’s results were also impacted by improvements in other expenses of $10 million and $108 million, for the three and nine months ended September 30, 2014 as compared to the same periods in the prior year, respectively. Income tax expense increased $2 million and $64 million for the three and nine months ended September 30, 2014 as compared to the same periods in the prior year, respectively. The increase in operating expenses was primarily attributable to the acquisition of Bresnan and an increase in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by video customer losses. The increase in depreciation expense is primarily attributable to the acquisition of Bresnan and depreciation on recent capital expenditures, partially offset by certain assets becoming fully depreciated. The decrease in other expenses is primarily attributable to a $123 million loss on extinguishment of debt that was recognized during the nine months ended September 30, 2013. Income tax expense for the nine months ended September 30, 2013 included a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, resulting from the effects of partnership gains related to financing transactions, which decreased Charter’s net deferred tax liability related to indefinite-lived assets resulting in a benefit of $67 million.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net decreased $21.7 million and $44.3 million for the three and nine months ended September 30, 2014, as compared to the corresponding periods in the prior year, respectively. Realized and unrealized gains on financial instruments, net during the three and nine months ended September 30, 2014 is primarily attributable to a $8.0 million net loss and a $15.2 million net gain, respectively, in the fair value of the Charter warrants acquired during May 2013 which was the result of an overall decrease and an overall increase in the trading price of Charter common stock during the three and nine months ended September 30, 2014, respectively. Charter warrants have an exercise price lower than the current trading price of the common stock; therefore, an increase to the Charter warrants asset is recorded as the stock prices increases and a decrease to the Charter warrants asset is recorded as the stock price decreases. Additionally, for the three and nine months ended September 30, 2014,  a net loss of $4.6 million and a net gain of  $8.5 million was recorded on the net change of our investment in TWC shares and corresponding outstanding written call options. The loss during the three months ended September 30, 2014 is primarily due to a decrease in the trading price of TWC shares during the quarter, and the gain during the nine months ended September 30, 2014 is due an overall increase in the trading price of TWC shares during the year-to-date period. Realized and unrealized gains on financial instruments, net during the three and nine months ended September 30, 2013 is primarily attributable to gains of $9.4 million and $35.7 million, respectively, in the fair value of the Charter warrants acquired during May 2013 due to an increase in the Charter price per share of outstanding stock during the three and nine months ended September 30, 2013. Additionally, a net loss of $268 thousand and a net gain of  $32.3 million on the investment in TWC shares and outstanding call options was recorded for the three and nine months ended September 30, 2013, respectively.

Gain (loss) on dilution of investment in affiliate

The loss in all periods presented is the result of the issuance of Charter common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter warrants and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Other, net

Other, net remained relatively flat for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year.

Income tax benefit (expense)

Our income taxes were a benefit of $18.4 million and $30.1 million for the three months ended September 30, 2104 and 2013, respectively, and a benefit of $48.0 million and $16.7 million for the nine months ended September 30, 2014 and 2013, respectively. The difference between the effective income tax rate of 34% and the U.S. Federal income tax rate of 35% for the nine months ended September 30, 2013 is primarily due to a change in our estimate of the effective state tax rate used to measure the Company’s deferred tax assets and liabilities as a result of the Company’s investment in Charter.

Liquidity and Capital Resources

As of September 30, 2014 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries), proceeds from asset sales, monetization of our investments, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2014 Liberty Broadband had a cash balance of $47.4 million. Additionally, during October 2014, in connection with the Broadband Spin-Off, BroadbandSPV, a wholly owned subsidiary, entered into margin loans for an aggregate principal amount of $400 million pursuant to which BroadbandSPV borrowed $320 million prior to the completion of the Broadband Spin-Off.  Pursuant to the internal restructuring, and prior to the Broadband Spin-Off, Liberty Broadband distributed $300 million in cash (less certain expenses) to Liberty. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed an additional $51.3 million to fund the exercise of the Charter warrants.

	Nine months ended September 30,
	2014	2013
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$22,488	19,029
Net cash provided (used) by investing activities	$(154,643)	(2,636,592)
Net cash provided (used) by financing activities	$170,315	2,620,151

TruePosition generally collects the majority of its annual software maintenance from its customers during the first quarter of each calendar year, the most significant factor contributing to the cash generated from operations in both the nine months ended September 30, 2014 and 2013.

During the nine months ended September 30, 2014, our primary uses of cash were $124.5 million to purchase 897 thousand Charter shares and $48.1 million to acquire Skyhook. The Skyhook acquisition was funded using a capital contribution of $49.4 million from Liberty and existing cash resources. During the nine months ended September 30, 2013, our primary use of cash was the acquisition of an approximate 27% beneficial ownership interest in Charter for approximately $2.6 billion and the investment of excess cash balances with Liberty. These uses of cash were funded by cash on hand and capital contributions from Liberty.

The projected use of our cash will be primarily to fund any operational cash deficits and to invest in both existing and new products and services with a goal of ensuring TruePosition is able to continue to serve customers in the domestic market or other investment opportunities. TruePosition’s contract with AT&T expires on January 1, 2016. Securing new long term contracts with the U.S. wireless carriers is likely contingent on promulgation by the FCC of regulations establishing minimum accuracy requirements for 9-1-1 calls originating indoors (current FCC regulation only require the carriers to certify accuracy for calls originating outdoors). On February 20, 2014, the FCC adopted a Third Further Notice of Proposed Rulemaking in the E-9-1-1 Location Accuracy proceeding, which included proposed indoor accuracy requirements. The period for public comment on the proposed has been extended to December 17, 2014, and action, if any, by the FCC is anticipated in early 2015. If the FCC promulgates the regulations as currently proposed, then TruePosition will be in a position to actively compete for carrier contracts required to meet those regulations. If, on the other hand, the regulations as currently proposed are significantly modified, not adopted or not adopted in a timely manner, such outcomes could have a material impact on the ability of TruePosition to secure new long term contracts with the U.S. wireless carriers. During November 2014,  subsequent to the Broadband Spin-Off, additional funds were drawn on the margin loans to fund the exercise of the Charter warrants. Additionally, funds raised by the rights offering are expected to fund parent level cash needs which could include the repayment of parent level credit arrangements and the further investment in new or existing businesses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We periodically use equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

At September 30, 2014, the fair value of our AFS equity securities was $340.8 million. Had the market price of such securities been 10% lower at September 30, 2014, the aggregate value of such securities would have been $34 million lower. Additionally, our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: December 5, 2014	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: December 5, 2014	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith