Form 10-K
period 2014-12-31
Liberty Broadband Corp
filed 2015-03-12
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-36713

LIBERTY BROADBAND CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	47-1211994 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series C Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty Broadband Corporation computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2014, was zero. As of June 30, 2014, Liberty Broadband Corporation was a wholly-owned subsidiary of Liberty Media Corporation.

The number of outstanding shares of Liberty Broadband Corporation common stock as of February 28, 2015 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	26,126,943	2,467,547	74,468,091

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2015 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY BROADBAND

CORPORATION

2014 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)General Development of Business

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty,” formerly named Liberty Spinco, Inc.) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). At 5:00 p.m., New York City time, on November 4, 2014 the Broadband Spin-Off was completed and shares of Liberty Broadband common stock were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call option and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them as of 5:00 p.m., New York City time, on October 29, 2014 (the record date) for the Broadband Spin-Off, with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they held as of 5:00 p.m., New York City time on December 4, 2014 (the rights record date) at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges. The Broadband Spin-Off and rights offering are intended to be tax-free to stockholders of Liberty. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty will provide Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will be negotiated semi-annually.

Acquisition of Skyhook Wireless, Inc.

On February 14, 2014, TruePosition acquired 100% of the outstanding common shares of Skyhook Wireless, Inc. (“Skyhook”), a Delaware corporation, for approximately $57.5 million in cash. Skyhook is a provider of hybrid wireless positioning technology and contextual location intelligence. TruePosition used its cash plus a capital contribution of $49.4 million from Liberty during 2014 to fund the acquisition. Upon the acquisition of Skyhook, TruePosition placed $6.0 million of the cash consideration into an escrow account for use to settle any indemnification claims made by TruePosition during the 12 months subsequent to closing the acquisition. There were no claims made against the escrow account, and the full amount was released to the selling parties during February 2015.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•

Charter’s ability to sustain and grow revenues and cash flow from operations by offering video, Internet, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in its markets and to maintain and grow its customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;

•

the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line (“DSL”)  providers, video provided over the Internet and providers of advertising over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;
•	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
•	the development and deployment of new products and technologies, including cloud-based user interface, Spectrum Guide®, downloadable security for set top boxes;

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

•

the ultimate outcome of the proposed transaction between Charter and Comcast including the possibility that such transaction may not occur if closing conditions are not satisfied; and if a transaction were to occur, the ultimate outcome and results of integrating the operations and application of Charter’s operating strategies to the acquired assets and the ultimate ability to realize synergies and the resulting increase in indebtedness;

•	our ability to successfully monetize certain of our assets; and
•	our ability to successfully deploy the use of proceeds from the rights offering, including the availability of investment opportunities.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.  When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report.  Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

This Annual Report includes information concerning public companies in which we have controlling and non-controlling interests that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC.  If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov.  Those reports and other information are not incorporated by reference in this Annual Report.

(b)Financial Information About Operating Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the cable and mobile location technology industries.  Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our annual consolidated revenue, Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings.  Financial information related to our operating segments can be found in note 15 to our consolidated financial statements found in Part II of this report.

(c)Narrative Description of Business

Charter Communications, Inc.

Introduction

Charter is among the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers. Charter’s infrastructure consists of a hybrid of fiber and coaxial cable plant with approximately 12.9 million estimated passings, with 97% at 550 MHz or greater,  98% of plant miles two-way active and 99% of plant all-digital. A national Internet Protocol “IP” infrastructure interconnects Charter’s markets. Charter was organized as a Delaware corporation in 1999.

As of December 31, 2014, Charter served approximately 6.2 million residential and commercial customers. Charter sells its video, Internet and voice services primarily on a subscription basis, often in a bundle of two or more services, providing savings and convenience to its customers. As of December 31, 2014 bundled services are available to approximately 98% of Charter’s passings, and approximately 62% of Charter’s customers subscribe to a bundle of services.

Charter served approximately 4.2 million residential video customers as of December 31, 2014. Charter completed its all-digital rollout in 2014 and substantially all of its markets now offer over 200 HD channels and faster Internet speeds. Charter launched its Charter Spectrum® brand in its all-digital markets.  Digital video enables Charter’s customers to access advanced video services such as high definition “HD” television, video on demand programming, an interactive program guide and digital video recorder “DVR” service.

Charter also served approximately 4.8 million residential Internet customers as of December 31, 2014. Its Internet service is available in a variety of download speeds up to 100 megabits per second “Mbps”,  and up to 120 Mbps in certain markets, and upload speeds of up to 5 Mbps. As of December 31, 2014, approximately 80% of Charter’s residential Internet customers have at least 60 Mbps download speed.

Charter provided voice service to approximately 2.4 million residential customers as of December 31, 2014. Its voice services typically include unlimited local and long distance calling to the U.S., Canada and Puerto Rico, plus other features, including voicemail, call waiting and caller ID.

Through Charter Business®,  Charter provides scalable, tailored broadband communications solutions to business and carrier organizations, such as video entertainment services, Internet access, business telephone services, data networking and fiber connectivity to cellular towers and office buildings. As of December 31, 2014, Charter served approximately 619,000 commercial primary service units, primarily small- and medium-sized commercial customers. Charter’s advertising sales division, Charter Media®, provides local, regional and national businesses with the opportunity to advertise in individual markets on cable television networks.

For the year ended December 31, 2014, Charter generated approximately $9.1 billion in revenue, of which approximately 83% was generated from Charter’s residential video, Internet and voice services. Charter also generated revenue from providing video, Internet, voice and fiber connectivity services to commercial businesses and from the sale of advertising. Sales from residential triple play customers (customers receiving all three service offerings, video, internet and voice) and from commercial services have contributed to the majority of Charter’s recent revenue growth.

Charter has a history of net losses. Charter’s net losses are principally attributable to insufficient revenue to cover the combination of operating expenses, interest expenses that Charter incurs on its debt, depreciation expenses resulting from the capital investments Charter has made, and continues to make, in its cable properties, amortization expenses related to its customer relationship intangibles and non-cash taxes resulting from increases in its deferred tax liabilities.

On April 25, 2014, Charter entered into a binding definitive agreement (the “Comcast Agreement”) with Comcast Corporation (“Comcast”) which contemplates the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Comcast Transactions”) as described in more detail below.  The Comcast Agreement calls for the Comcast Transactions to be consummated substantially contemporaneously with each other as promptly as practicable following the merger of a subsidiary of Comcast with Time Warner Cable Inc. (“Time Warner Cable” or “TWC”) as previously announced by Comcast and Time Warner Cable.  The completion of the Comcast Transactions will result in Charter acquiring approximately a net 1.3 million existing Time Warner Cable residential and commercial video customers. At closing, the Comcast Agreement calls for Charter to acquire from Comcast certain cable systems currently owned by Time Warner Cable serving approximately 1.4 million video customers and all other assets and liabilities primarily related to such cable systems for cash consideration (the "Asset Purchase").  The Comcast Agreement calls for Charter to pay to Comcast the tax benefit of the step-up Charter receives in the tax basis of the assets.  The Comcast Agreement calls for such tax benefit to Charter to be paid as realized by Charter over an eight-year period, with an additional payment to be made at the end of such eight-year period in the amount of any remaining tax benefit (on a present value basis) not previously realized by Charter. At closing, Charter and Comcast will exchange certain cable systems currently serving approximately 1.5 million Time Warner Cable video customers and approximately 1.6 million Charter video customers and all other assets and liabilities primarily related to such cable systems (the "Asset Exchange").  Most tax gains associated with the Asset Exchange are expected to be offset by Charter’s existing net operating losses.

Pursuant to the Comcast Agreement, a wholly owned subsidiary of Charter (New Charter) will convert into a corporation and thereafter, a newly formed, wholly owned subsidiary of New Charter will merge with and into Charter with the effect that all shares of Charter will be converted into shares of New Charter and New Charter will survive as the publicly-traded parent company of Charter and Charter Communications Holding Company, LLC (Charter Holdco) (Charter Reorganization).  Another newly formed, wholly owned subsidiary of New Charter will merge with and into a former wholly owned subsidiary of Comcast, GreatLand Connections Inc. (GreatLand Connections or Spinco) which will hold and operate certain systems currently owned by Comcast and which will be spun-off (the Comcast Spin-Off) as described in clause (1) of the definition of Comcast Transactions above, with GreatLand Connections surviving (the Merger). In the Merger, (i) New Charter will acquire certain GreatLand Connections shares, and (ii) in exchange for such GreatLand Connections shares, the GreatLand Connections shareholders will receive New Charter shares (the Stock Issuance).

On April 25, 2014, concurrently with the execution of the Comcast Agreement, Comcast entered into a voting agreement (the Voting Agreement) with Liberty (which was assigned to us in the Broadband Spin-Off). Pursuant to the Voting Agreement, we are obligated, among other things, to vote all of our shares of Charter common stock in favor of the Stock Issuance and any other matters for which the approval of Charter's stockholders is reasonably necessary to consummate the transactions contemplated by the Comcast Agreement, and against any actions that would reasonably be expected to prevent or delay the consummation of the transactions contemplated by the Comcast Agreement.

Following the assignment of the Voting Agreement, we have agreed, subject to certain exceptions, not to transfer our shares of Charter common stock during the term of the Voting Agreement. We and Liberty (which is still subject to certain provisions of the Voting Agreement) have agreed that, subject to certain exceptions, neither we nor Liberty, respectively, nor certain related entities will knowingly acquire ownership of any GreatLand Connections stock until the second anniversary of the Merger.

Products and Services

Through its hybrid fiber and coaxial cable network, Charter offers its customers traditional cable video services, as well as advanced video services (such as OnDemand, HD television, and DVR service), Internet services and voice services. Charter’s voice services are primarily provided using VoIP technology, to transmit digital voice signals over its systems. Charter’s video, Internet, and voice services are offered to residential and commercial customers on a subscription basis, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and the equipment necessary to receive the services.

Video Services

In 2014, residential video services represented approximately 49% of Charter’s total revenues. Charter’s video service offerings include the following:

•

Video.  All of Charter’s video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels, such as weather, shopping and religious programming, along with a digital set-top box that provides an interactive electronic programming guide with parental controls, access to pay-per-view channels, including OnDemand (available nearly everywhere), digital quality music channels and the option to also receive a cable card. Customers have the option to purchase additional tiers of services including premium channels which provide original programming, commercial-free movies, sports, and other special event entertainment programming. Although Charter offers subscriptions to premium channels on an individual basis, it also offers premium channels combined with its internet and voice services. Much of Charter’s programming is now offered OnDemand and increasingly over the Internet.

•

Video OnDemand, Subscription OnDemand and Pay-Per-View.  In most areas, Charter offers OnDemand service which allows customers to select from 10,000 or more titles at any time. Video OnDemand includes standard definition, HD and three dimensional “3D” content. Video OnDemand programming options may be accessed for free if the content is associated with the customer’s linear subscription, or for a fee on a transactional basis. Video OnDemand services may also be offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per-event basis to view a single showing of a recently released movie, a one-time special sporting event, music concert, or similar event on a commercial-free basis.

•

High Definition Television.  HD television offers Charter’s digital customers certain video programming at a higher resolution to improve picture and audio quality versus standard basic or digital video images. In 2014, Charter completed its transition to all-digital transmission of channels which allowed it to increase the number of HD channels offered to more than 200 in substantially all of its markets. Charter is also rolling out HD auto-tune in its markets which is a feature that ensures HD set tops tune to the HD version of a channel even when the standard definition version is selected.

•

Digital Video Recorder.  DVR service enables customers to digitally record programming and to pause and rewind live programming. Charter customers may lease multiple DVR set-top boxes to maximize recording capacity on multiple televisions in the home. Most Charter customers also have the ability to program their DVR’s remotely via tablet and phone applications or its website.

•

Charter TV App.  The Charter TV App enables Charter video customers to search and discover content on a variety of customer owned devices, including the iPhone®, iPad®, and iPod Touch®, as well as the most popular Android™ based tablets. The Charter TV App allows customers to watch over 100 channels of cable TV and use the device as a remote to control their digital set-top box while in their home. It also allows customers the ability to browse Charter’s program guide, search for programming, and schedule DVR recordings from inside and outside the home. Charter’s online offerings include many of its largest and most popular networks. Charter also currently offers content already available online through Charter.net such as HBO Go® and WatchESPN® with other online content. Charter is currently testing Spectrum Guide®, a network based user interface with the same look and feel of the Charter TV App. The user interface is being designed to work with all of Charter’s existing and future set-top boxes. Spectrum Guide® was launched in one market in 2014 and will be more widely deployed in 2015.

Internet Services

In 2014, residential Internet services represented approximately 28% of Charter’s total revenues. Approximately 95% of Charter’s estimated passings have DOCSIS 3.0 wideband technology, allowing Charter to offer its residential customers multiple tiers of Internet services with download speeds of up to 100 Mbps, and up to 120 Mbps in certain markets. Charter’s Internet services also include a new and improved Internet portal, Charter.net, making it easier for customers to manage their account, seek self-help and watch TV online.  Charter.net also provides multiple e-mail addresses, as well as variety of content and media from local, national and international providers including entertainment, games, news and sports. Finally, Charter Security Suite is included with Charter’s Internet services and protects computers from viruses and spyware and provides parental control features.

Accelerated growth in the number of IP devices and bandwidth used in homes has created a need for faster speeds and greater reliability.  Charter is focused on providing services to fill those needs.  Charter offers an in-home WiFi product permitting customers to lease a high performing wireless router to maximize their wireless Internet experience.  Since going all-digital, Charter’s base Internet download speed offering is 60 Mbps, and 100 Mbps in certain markets.

Voice Services

In 2014, residential voice services represented approximately 6% of Charter’s total revenues. Charter provides voice communications services primarily using VoIP technology to transmit digital voice signals over its network. Charter Voice includes unlimited local and long distance calling to the United States, Canada and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute or through packages of minutes per month. For Charter Voice and video customers, caller ID on TV is also available in most areas.

Commercial Services

In 2014, commercial services represented approximately 11% of Charter’s total revenues. Commercial services offered through Charter Business include scalable broadband communications solutions for businesses and carrier organizations of all sizes such as Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

•

Small Business.  Charter offers small businesses (1 - 19 employees) services similar to its residential offerings including a full range of video programming tiers and music services, coax Internet speeds of up to 100 Mbps, 200 Mbps in certain markets, downstream and up to 7 Mbps upstream in its DOCSIS 3.0 markets, a set of business cloud services including web hosting, e-mail and security, and multi-line telephone services with more than 30 business features including web-based service management.

•

Medium Business.  In addition to its other offerings, Charter also offers medium sized businesses (20-199 employees) more complex products such as fiber Internet with symmetrical speeds of up to 10 Gbps and voice trunking services such as Primary Rate Interface (“PRI”) and Session Initiation Protocol (“SIP”) Trunks which provide higher-capacity voice services. Charter also offers Metro Ethernet service that connects two or more locations for commercial customers with geographically dispersed locations with services up to 10 Gbps. Metro Ethernet service can also extend the reach of the customer’s local area network or “LAN” within and between metropolitan areas.

•	Large Business. Charter offers large businesses (200+ employees) with multiple sites more specialized solutions such as custom fiber networks, Metro and long haul Ethernet, PRI and SIP Trunk services.
•

Carrier Wholesale.  Charter offers high-capacity last-mile data connectivity services to wireless and wireline carriers, Internet Service Providers (“ISPs”) and other competitive carriers on a wholesale basis.

Sale of Advertising

In 2014, sales of advertising represented approximately 4% of Charter’s total revenues. Charter receives revenues from the sale of local advertising on satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, Charter generally inserts local advertising on approximately 40 channels. In most cases, the available advertising time is sold by Charter’s sales force, however in some markets, Charter enters into representation agreements with contiguous cable system operators under which another operator in the area will sell advertising on its behalf for a percentage of the revenue. In some markets, Charter sells advertising on behalf of other operators.

Charter has deployed Enhanced TV Binary Interchange Format (“EBIF”) technology to set-top boxes in most service areas within the Charter footprint. EBIF is a technology foundation that will allow Charter to deliver enhanced and interactive television applications for advertising. From time to time, certain of Charter’s vendors, including programmers and equipment vendors, have purchased advertising from Charter.

Pricing of Charter’s Products and Services

Charter’s revenues are derived principally from the monthly fees customers pay for the services it provides. Charter typically charges a one-time installation fee which is sometimes waived or discounted during certain promotional periods. The prices Charter charges for its products and services vary based on the level of service the customer chooses and in some cases the geographic market. In accordance with FCC rules, the prices Charter charges for video cable-related equipment, such as set-top boxes and remote control devices, and for installation services, are based on actual costs plus a permitted rate of return in regulated markets.

In mid-2012, Charter launched a new pricing and packaging approach which emphasizes the triple play products of video, Internet and voice services and combines Charter’s most popular and competitive services in core packages at what Charter believes is a fair price. Charter believes the benefits of this approach are:

•	simplicity for both Charter’s customers in understanding its offers, and its employees in service delivery;

•	the ability to package more services at the time of sale and include more product in each service, thus increasing revenue per customer;
•	higher product offering quality through more HD channels, improved pricing for HD and HD/DVR equipment and faster Internet speeds;
•	lower expected churn as a result of higher customer satisfaction; and
•	gradual price increases at the end of promotional periods.

As of December 31, 2014, approximately 83% of Charter’s customers are in the new pricing and packaging plan, or 86% excluding those acquired in the acquisition of Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”).

Charter’s Network Technology and Customer Premise Equipment

Charter’s network includes three components: the national backbone, regional/metro networks and the “last-mile” network. Both Charter’s national backbone and regional/metro network components utilize or plan to utilize a redundant Internet Protocol (“IP”) ring/mesh architecture. The national backbone provides connectivity from the regional demarcation points to nationally centralized content, connectivity and services. The regional/metro network components provide connectivity between the regional demarcation points and headends within a specific geographic area and enable the delivery of content and services between these network components.

Charter’s last-mile network utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable. In most systems, Charter delivers its signals via fiber optic cable from the headend to a group of nodes, and uses coaxial cable to deliver the signal from individual nodes to the homes served by that node. For Charter’s fiber Internet, Ethernet, carrier wholesale, SIP and PRI commercial customers, fiber optic cable is extended from the individual nodes all the way to the customer’s site. Charter’s design standard is six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services. Charter believes that this hybrid network design provides high capacity and signal quality. The design also provides two-way signal capabilities for the support of interactive services.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;
•	dedicated bandwidth for two-way services; and
•	signal quality and high service reliability.

Approximately 97% of Charter’s estimated passings are served by systems that have bandwidth of 550 megahertz or greater and 98% are two-way activated as of December 31, 2014. This bandwidth capacity enables Charter to offer digital television, Internet services, voice services and other advanced video services.

In 2014, Charter completed its transition from analog to digital transmission of the channels it distributes which allows Charter to recapture bandwidth. The all-digital platform enables Charter to offer a larger selection of HD channels, faster Internet speeds and better picture quality while providing greater plant security and lower transaction costs.

In 2014,  Charter launched, in one market, Spectrum Guide®, a network, or “cloud,” based user interface designed to enable its customers to enjoy a common user interface with a state-of-the-art video experience on all existing and future set-top boxes. Charter plans to continue to deploy and enhance this technology in 2015.

For set-top boxes, Charter is implementing a video conditional access strategy utilizing its downloadable security on a set-top box specified by Charter which can be manufactured by many different manufacturers. Charter expects to roll out downloadable security throughout its current systems to be retained after the Comcast Transactions. Where Charter rolls out downloadable security, it will utilize the Worldbox, and it expects to introduce Spectrum Guide®  at that time as well. Spectrum Guide® will deliver an improved guide on all boxes. Charter believes Worldbox utilizing downloadable security along with the introduction of Spectrum Guide® will reduce its incremental set top box costs and allow for a consistent service for all of its customers and on all of their televisions with a service that is rich in HD, has modern search and discovery features and is capable of improved implementation of future enhancements.

Management, Customer Care and Marketing

Charter’s operations are centralized with its corporate office responsible for coordinating and overseeing operations including establishing company-wide strategies, policies and procedures. Sales and marketing, network operations, field operations, customer care, engineering, advertising sales, human resources, legal, government relations, information technology and finance are all directed at the corporate level. Regional and local field operations are responsible for servicing customers and maintenance and construction of outside plants.

Charter continues to focus on improving the customer experience through improvements to its customer care processes, product offerings and the quality and reliability of its service. Charter’s customer care centers are managed centrally. Charter has twelve internal customer care locations which route calls to the appropriate agents, plus several third-party call center locations that through technology and procedures function as an integrated system. Charter increased the portion of service calls handled by Charter employees in 2014 and intends to continue to do so in 2015. Charter also utilizes its website to enable its customers to view and pay their bills on-line, obtain information regarding their account or services, and perform various equipment troubleshooting procedures. Charter’s customers may also obtain support through its on-line chat functionality.

Charter’s marketing strategy emphasizes its bundled services through targeted direct response marketing programs to existing and potential customers and increases awareness and value of the Charter brand. In 2014, Charter rolled out Charter Spectrum®, Charter’s new, national brand platform.  Charter Spectrum® represents Charter’s combined video, Internet and voice offering for residential customers. This new brand reflects Charter’s comprehensive approach to industry-leading products, driven by speed, performance and innovation. Marketing expenditures increased by $41 million, or 8%, over the year ended December 31, 2013 to $529 million for the year ended December 31, 2014 as a result of the acquisition of Bresnan in July 2013, heavier sales activity and sales channel development and higher commercial marketing. Charter’s marketing organization creates and executes marketing programs intended to increase customers, retain existing customers and cross-sell additional products to current customers. Charter monitors the effectiveness of its marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, to increase its customer responsiveness. Charter’s marketing organization also manages and directs several sales channels including direct sales, on-line, outbound telemarketing and Charter stores.

Programming

General

Charter believes that offering a wide variety of programming influences a customer’s decision to subscribe to and retain its cable services. Charter relies on its experience in programming cable systems, which includes market research, customer demographics and local programming preferences to determine channel offerings in each of its markets. Charter obtains basic and premium programming from a number of suppliers, usually pursuant to written contracts. Charter’s programming contracts generally continue for a fixed period of time, usually from three to eight years, and are subject to negotiated renewal. Some programming suppliers offer financial incentives to support the launch of a channel and/or ongoing marketing support. Charter also negotiates volume discount pricing structures. Charter has more recently negotiated for additional content rights, allowing it to provide programming on-line to its authenticated customers.

Costs

Programming is usually made available to Charter for a license fee, which is generally paid based on the number of customers to whom Charter makes such programming available. Programming costs are usually payable each month based on calculations performed by it and are generally subject to annual cost escalations and may be subject to audits by the programmers. Programming license fees may include “volume” discounts available for higher numbers of customers, as well as discounts for channel placement or service penetration. Some channels are available without cost to Charter for a limited period of time, after which Charter pays for the programming. For home shopping channels, Charter receives a percentage of the revenue attributable to its customers’ purchases, as well as, in some instances, incentives for channel placement.

Charter’s programming costs have increased in every year it has operated in excess of customary inflationary and cost-of-living type increases. Charter expects them to continue to increase due to a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation and carriage of incremental programming, including new sports services and on-line linear services and video on demand programming. In particular, programming costs are increasing as a result of significant sports programming cost increases over the past several years and the demands of large media companies who link carriage of their most popular networks to carriage and cost increases for all of their networks. In addition, contracts to purchase sports programming sometimes provide for optional additional games to be added to the service and made available on a surcharge basis during the term of the contract. Programmers continue to create new networks and migrate popular programming, such as sporting events to those networks.  Spreading popular programming across more networks often results in Charter having to pay more for a suite of networks offered by any one programmer.  Finally, programmers have experienced declines in demand for advertising as advertisers shift more of their marketing spend online.  Charter believes this results in programmers demanding higher programming fees from them as programmers seek to recover revenue they are losing to online advertising.

Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the retransmission-consent regime, Charter is not allowed to carry the station’s signal without the station’s permission. Continuing demands by owners of broadcast stations for cash payments at substantial increases over amounts paid in prior years in exchange for retransmission consent will increase Charter’s programming costs or require it to cease carriage of popular programming, potentially leading to a loss of customers in affected markets.

Over the past several years, increases in Charter’s video service rates have not fully offset increasing programming costs, and with the impact of increasing competition and other marketplace factors, Charter does not expect them to do so in the foreseeable future. Although Charter passes along a portion of amounts paid for retransmission consent to the majority of its customers, its inability to fully pass these programming cost increases on to its video customers has had and is expected in the future to have an adverse impact on Charter’s cash flow and operating margins associated with the video product. In order to mitigate reductions of Charter’s operating margins due to rapidly increasing programming costs, Charter continues to review its pricing and programming packaging strategies, and plans to continue to migrate certain program services from its basic level of service to its digital tiers, remove underperforming services and limit the launch of non-essential, new networks.

Charter has programming contracts that have expired and others that will expire at or before the end of 2015. Charter will seek to renegotiate the terms of these agreements. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that Charter is unable to reach agreement with certain programmers on terms that it believes are reasonable, Charter has been, and may in the future be, forced to remove such programming channels from its line-up, which may result in a loss of customers.

Franchises

As of December 31, 2014, Charter’s systems operated pursuant to a total of approximately 3,300 franchises, permits, and similar authorizations issued by local and state governmental authorities. Such governmental authorities often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require Charter to pay the granting authority up to 5.0% of revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. Charter is entitled to and generally does pass this fee through to the customer.

Prior to the scheduled expiration of most franchises, Charter generally initiates renewal proceedings with the granting authorities. This process usually takes three years but can take a longer period of time. The Communications Act of 1934, as amended (the “Communications Act”), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as building out certain of the franchise areas, customer service requirements, and supporting and carrying public access channels. Historically Charter has been able to renew its franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. If Charter failed to obtain renewals of franchises representing a significant number of its customers, it could have a material adverse effect on Charter’s consolidated financial condition, results of operations, or its liquidity, including Charter’s ability to comply with its debt covenants.

Markets

Charter operates in geographically diverse areas which are organized in regional clusters it calls key market areas. These key market areas are managed centrally on a consolidated level. Charter’s twelve key market areas and the customer relationships within each market as of December 31, 2014 are as follows (in thousands):

Total
Customer
Key Market Area	Relationships
Alabama/Georgia	666
California	638
Carolinas	614
Central States	643
Michigan	658
Minnesota/Nebraska	359
Mountain States	394
New England	371
Northwest	531
Tennessee/Louisiana	553
Texas	205
Wisconsin	595

Ownership Interests

We own an approximate 26% ownership interest in Charter. Under the stockholders agreement with Liberty assigned to Liberty Broadband in the Broadband Spin-Off (the “Charter Stockholders Agreement”), we have the right to nominate four directors to the Charter board of directors, subject to certain exclusions and requirements. We also have the right to cause one of our nominees to serve on the nominating and corporate governance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees.

TruePosition, Inc.

TruePosition was incorporated on November 24, 1992. TruePosition develops and markets technology for locating wireless phones and other wireless devices on a cellular network, enabling wireless carriers and government agencies to provide public safety E-9-1-1 services domestically and services in support of national security and law enforcement worldwide. “E-9-1-1” or “Enhanced 9-1-1” refers to an FCC mandate requiring wireless carriers to implement wireless location capability. TruePosition’s location system is a passive network overlay system designed to enable mobile wireless service providers to determine the location of all network wireless devices, including cellular and PCS telephones. Using its patented U-TDOA and other technologies, TruePosition’s location system calculates the latitude and longitude of a designated wireless telephone or transmitter and forwards the information in real time to application software.

TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records for wireless phones and other wireless devices on a cellular network and from the design, installation, testing and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support. Since 2012, TruePosition has been largely dependent on one wireless carrier, which accounted for approximately 90% of TruePosition’s overall revenue and this contract expires on January 1, 2016.

TruePosition’s location system competes against a number of other satellite and terrestrial based location technology offerings. In addition, there are a number of new location technologies in development which may further increase competition to be a location solution for new air interfaces and to meet more stringent accuracy standards.

On February 14, 2014, TruePosition completed the acquisition of Skyhook.  Skyhook operates a global location network with more than 1 million geocoded access points, providing hybrid wireless positioning technology and contextual location intelligence solutions worldwide.  The large amount of data collected by Skyhook powers all of its products, providing Skyhook the ability to offer location and geo-informed context to any mobile app or device.  Skyhook's location-based context solutions provide a way for companies and agencies to understand consumers' mobile behavior and improve mobile customer experience, while also allowing advertisers to reach their audiences in new and relevant ways.

Skyhook earns revenue from device manufacturers and application providers by enabling devices and applications to access and utilize location information from Skyhook’s location system. In addition, Skyhook’s technology could be extended to provide public safety E-9-1-1 services and other uses in support of national security or law enforcement. In mid-November 2014, Skyhook was notified that one of its significant customers is not expected to renew its contract for 2015. As a result, approximately 30-40% of Skyhook's revenue may not be recurring for 2015.

Regulatory Matters

Charter

The following summary addresses the key regulatory and legislative developments affecting the cable industry and Charter’s three primary services for both residential and commercial customers: video service, Internet service, and voice service. Cable system operations are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments. A failure to comply with these regulations could subject Charter to substantial penalties. Charter’s business can be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and are likely to do so again in the future.

Video Service

Cable Rate Regulation

Federal regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service,” and associated equipment. All other video service offerings are now universally exempt from rate regulation. Although basic service rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. The majority of Charter’s local franchising authorities have never been certified to regulate basic service cable rates (and order rate reductions and refunds), but they generally retain the right to do so (subject to potential regulatory limitations under state franchising laws), except in those specific communities facing “effective competition,” as defined under federal law. Charter has secured FCC recognition of effective competition, and become rate deregulated, in many of its communities.

Congress may adopt new constraints on the retail pricing or packaging of cable programming. Any such constraints could adversely affect Charter’s operations.

Must Carry/Retransmission Consent

There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Popular stations invoking “retransmission consent” have been demanding substantial compensation increases in their recent negotiations with cable operators, thereby significantly increasing Charter’s operating costs.

Access Channels

Local franchise agreements often require cable operators to set aside certain channels for public, educational, and governmental access programming. Federal law also requires cable systems to designate up to 15% of their channel capacity for commercial leased access by unaffiliated third parties, who may offer programming that Charter’s customers do not particularly desire. The FCC adopted rules in 2007 reducing the rates that operators can charge commercial leased access users. The effect of the FCC’s new rules was stayed by a federal court, pending a cable industry appeal and an adverse finding by the Office of Management and Budget. Although commercial leased access activity historically has been relatively limited, increased activity in this area could further burden the channel capacity of Charter’s cable systems.

Pole Attachments

The Communications Act requires most utilities owning utility poles to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation. In 2011, the FCC amended its existing pole attachment rules to promote broadband deployment. The 2011 order maintains the favorable basic rate formula applicable to “cable” attachments, but reduces the rate formula previously applicable to “telecommunications” attachments. The U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) affirmed the new rules. Although the order maintains the status quo treatment of cable- provided VoIP service as an unclassified service eligible for the favorable cable rate, any change in classification of cable-provided VoIP service could adversely impact Charter’s pole attachment rates.

Cable Equipment

The FCC has adopted regulations to assure the development of an independent retail market for “navigation devices,” such as cable set-top boxes. As a result, the FCC generally requires cable operators to make a separate offering of security modules (i.e., a CableCARD) that can be used with retail navigation devices, and to use these separate security modules even in their own set-top boxes. The FCC commenced a proceeding in 2010 to adopt standards for a successor technology to CableCARD that would involve the development of smart video devices that are compatible with any multichannel video programming distributor service in the United States. Some of the FCC’s rules requiring support for CableCARDs were vacated by the D.C. Circuit in 2013, and the FCC is considering the adoption of replacement rules. Either of the above proceedings could result in additional equipment-related obligations. In April 2013, Charter received a two-year waiver from the FCC’s  “integration ban,” which otherwise requires all new leased cable set-top boxes to have separable security such as CableCARDs. A condition to the waiver is the requirement for Charter to meet certain milestones regarding downloadable security. By the end of the waiver period, Charter intends to have deployed a downloadable security system that will comply with the integration ban without the use of CableCARDs. The STELA Reauthorization Act of 2014 (STELAR), which was signed into law on December 4, 2014, eliminates the integration ban from the FCC’s rules effective one year after the enactment of STELAR.  Any waivers of the integration ban in effect as of the enactment of STELAR, such as Charter’s waiver, are extended through December 31, 2015.

MDUs / Inside Wiring

The FCC has adopted regulations to foster competition with established cable operators in MDU complexes. These regulations allow Charter’s competitors to access certain existing cable wiring inside MDUs. The FCC regulations also limit the ability of established cable operators, like Charter, to enter into exclusive service contracts for MDU complexes.

Privacy and Information Security Regulation

The Communications Act limits Charter’s ability to collect and disclose subscribers’ personally identifiable information for its video, voice, and Internet services and provides requirements to safeguard such information. Charter is subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer, subscriber and employee information. Further, the FCC, the Federal Trade Commission “FTC”, and many states regulate and restrict the marketing practices of cable operators, including telemarketing and online marketing efforts. Various federal agencies, including the FTC, are now considering new restrictions affecting the use of personal and profiling data for online advertising. Charter’s operations are also subject to federal and state laws governing information security, including rules requiring customer notification in the event of an information security breach. Congress is considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for Charter’s business.

Other FCC Regulatory Matters

Additional FCC regulations affect Charter’s operations to varying degrees, including, among other things: (1) equal employment opportunity obligations; (2) customer service standards; (3) technical service standards; (4) mandatory blackouts of certain network and syndicated programming; (5) restrictions on political advertising; (6) restrictions on advertising in children’s programming; (7) licensing of systems and facilities; (8) maintenance of public files; (9) emergency alert systems; and (10) disability access, including requirements governing video-description and new closed-captioning quality standards which take effect this year. Congress or the FCC may expand or modify its regulation of cable systems in the future, which could further impact Charter’s businesses.

Copyright

Cable systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative proposals and administrative review and could adversely affect Charter’s ability to obtain desired broadcast programming. Pursuant to the Satellite Television Extension and Localism Act of 2010, the Copyright Office, the Government Accountability Office and the FCC all issued reports to Congress in 2011 that generally support an eventual phase-out of the compulsory licenses, although they also acknowledge the potential adverse impact on cable subscribers and the absence of any clear marketplace alternative to the compulsory license. If adopted, a phase-out plan could adversely affect Charter’s ability to obtain certain programming and substantially increase its programming costs. STELAR requires the U.S. Comptroller General to conduct a study analyzing the changes to the current signal carriage obligations that would be required or beneficial to consumers if Congress were to phase-out the compulsory license.  The Comptroller General must complete the study by June 3, 2016.

Copyright clearances for non-broadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations.

Franchise Matters

Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of cable franchises vary significantly between jurisdictions. Cable franchises generally contain provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, and changes in the ownership of the franchisee. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal protections that benefit cable operators, such as federal caps on local franchise fees and franchise renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal. Even if a franchise is renewed, however, the local franchising authority may seek to impose new and more onerous requirements as conditions of renewal, or may impose such requirements as conditions to approval of the purchase or sale of a cable system.

The traditional cable franchising regime has undergone significant change as a result of various federal and state actions. The FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce certain franchising burdens for these new entrants. The FCC adopted more modest relief for existing cable operators. A substantial number of states have adopted new franchising laws to streamline entry for new competitors. These new franchising laws often provide advantages for new entrants that are not immediately available to existing cable operators until, for example, the existing franchise expires or a competitor directly enters the franchise territory. The exact nature of these state franchising laws, and their varying application to new and existing video providers, will impact Charter’s franchising obligations and its competitive position.

Internet Service

On January 14, 2014, the D.C. Circuit, in Verizon v. FCC, struck down major portions of the FCC’s 2010 “net neutrality” rules governing the operating practices of broadband Internet access providers such as Charter. The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for broadband providers: 1) a prohibition against blocking websites or other online applications; 2) a prohibition against unreasonable discrimination among Internet users or among different websites or other sources of information; and 3) a transparency requirement compelling the disclosure of network management policies. The Court struck down the first two requirements, concluding that they constitute “common carrier”

restrictions that are not permissible given the FCC’s earlier decision to classify Internet access as an “information service,” rather than a “telecommunications service.”  The Court upheld the FCC’s transparency requirement and the FCC's authority to adopt regulations regarding the Internet.

On May 15, 2014, the FCC initiated a new rulemaking to issue new network neutrality regulations, potentially including a reclassification of broadband services as Title II common carrier services, which could subject our services to far more extensive and burdensome federal and state regulation.  On February 26, 2015, the FCC adopted open Internet rules that reclassify wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (ISPs) under Title II, Title III and Section 706 of the Telecommunications Act.  The regulations prohibit ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration.  The rules also allow the FCC to hear complaints and take enforcement action if it determines that the interconnection agreements of ISPs are not just and reasonable, or if ISPs fail to meet a new general obligation not to unreasonably interfere with or unreasonably disadvantage consumers or edge providers.  The rules also require greater transparency by ISPs, including increased disclosure of promotional rates, fees and surcharges, and data caps.  The FCC forbears, or refrains from, imposing certain Title II regulation on ISPs, such as rate regulation, tariffs, and last-mile unbundling, and does not assess Universal Service Fund fees on broadband at this time.  Several broadband providers previously indicated their intention to challenge any utility-style regulations adopted by the FCC in court. We do not know at the current time if the new regulations adopted by the FCC as formulated by the Chairman will go into effect, nor do we know how they would be administered. However, such rules could interfere with the efficient management of Charter’s cable systems and their ability to respond to operational and competitive challenges.

As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections, defamation liability, taxation, obscenity, and unsolicited commercial e-mail. Charter’s Internet services are subject to the CALEA requirements regarding law enforcement surveillance. Content owners are now seeking additional legal mechanisms to combat copyright infringement over the Internet. Pending and future legislation in this area could adversely affect Charter’s operations as an Internet service provider and its relationship with its Internet customers. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, and taxation. The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect Charter’s business.

The FCC is now considering whether online video distributors “OVDs” that offer programming to customers with a broadband Internet connection should be classified as multichannel video programming distributors “MVPDs”, and thereby subject to the program access protections available to MVPDs, as well as some of the regulatory requirements applicable to MVPDs.  The outcome of this proceeding, which could impact how OVDs compete in the future with traditional cable service, cannot be determined at the current time.

On January 29, 2015, the FCC, in a nation-wide proceeding evaluating whether “advanced broadband” is being deployed in a reasonable and timely fashion, increased the minimum connection speeds required to qualify as advanced broadband service to 25 Mbps for downloads and 3 Mbps for uploads.  As a result, the FCC concluded that advanced broadband was not being sufficiently deployed and initiated a new inquiry into what steps it might take to encourage broadband deployment.  This action may lead the FCC to adopt additional measures affecting our broadband business.  At the same time, the FCC has ongoing proceedings to allocate additional spectrum for advanced wireless service, which could provide additional wireless competition to Charter’s broadband business.

On February 26, 2015, the FCC adopted a memorandum opinion and order (Order) granting two petitions from municipalities in North Carolina and Tennessee, respectively, and preempted the challenged state laws that restrict the ability of municipalities to construct and deploy broadband systems in competition with private offerings. Although the Order only preempts the North Carolina and Tennessee laws at issue, municipalities in other states may seek similar relief.  There are approximately 20 such state laws now in effect.  The Order likely will be subject to appeal regarding the FCC’s preemptive authority, and Congress might also adopt legislation expressly limiting the FCC’s authority in this area. If the Order is upheld, it could lead to increased competition from municipal-provided broadband.

Voice Service

The Telecommunications Act of 1996 created a more favorable regulatory environment for Charter to provide telecommunications and/or competitive voice services than had previously existed. In particular, it established requirements ensuring that competitive telephone companies could interconnect their networks with those providers of traditional telecommunications services to open the market to competition. The FCC has subsequently ruled that competitive telephone companies that support VoIP services, such as those Charter offers its customers, are entitled to interconnection with incumbent providers of traditional telecommunications services, which ensures that Charter’s VoIP services can compete in the market. New rules or obligations arising from ongoing FCC rulemaking proceedings regarding interconnection and IP technology matters may affect Charter’s ability to compete in the provision of voice services. On November 18, 2011, the FCC released an order, which was affirmed by the Tenth Circuit Court of Appeals on May 23, 2014, significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers. The new rules will result in a substantial decrease in intercarrier compensation payments over a multi-year period, which will affect both the amounts that Charter pays to other carriers and the amounts that Charter receives from other carriers. The schedule and magnitude of these decreases, however, will vary depending on the nature of the carriers and the telephone traffic at issue, and the FCC’s new ruling initiates further implementation rulemakings.

Further regulatory changes are being considered that could impact Charter’s voice business and that of its primary telecommunications competitors. The FCC and state regulatory authorities are considering, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers. The FCC has already determined that certain providers of voice services using IP technology must comply with requirements regarding E-9-1-1, the CALEA regarding law enforcement surveillance of communications, Universal Service Fund contributions, customer privacy and Customer Proprietary Network Information issues, number portability, disability access, regulatory fees, and discontinuance of service. In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies should be regulated only at the federal level. As a result, some states have begun proceedings to subject cable VoIP services to state level regulation. Although Charter has registered with, or obtained certificates or authorizations from, the FCC and the state regulatory authorities in those states in which it offers competitive voice services in order to ensure the continuity of its services and to maintain needed network interconnection arrangements, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved.

In addition, in 2013 the FCC issued a broad data collection order that will require providers of point to point transport (“special access”) services, such as Charter, to produce information to the agency concerning the rates, terms and conditions of these services.  The FCC will use the data to evaluate whether the market for such services is competitive, or whether the market should be subject to further regulation, which may increase Charter’s costs or constrain its ability to compete in this market.  The FCC is also considering recommendations to select a new national local number portability administrator after the current administrator’s contract expires in June 2015.  Any such change may impact Charter’s ability to manage number porting and related tasks.

TruePosition

TruePosition’s wireless phone and device location technology enables wireless carriers, governments and other enterprises to provide E-9-1-1 services domestically and other location-based services domestically and worldwide. The FCC’s wireless E-9-1-1 rules apply to all wireless licensees, broadband personal communications services licensees, and certain specialized mobile radio licensees. Such carriers must provide a 911 call center, called a local public safety answering point (“PSAP”) under FCC rules, with the telephone number of the originator of a wireless 9-1-1 call and the location of the cell site or base station transmitting the call. In addition, upon a valid request by a PSAP, such carriers must provide more precise information to the PSAP, such as the latitude and longitude of the caller.

The E-9-1-1 location accuracy requirements originally adopted by the FCC in 1996 applied only to 911 calls originating outdoors.  Recognizing the increased use of wireless phones indoors, on January 29, 2015, the FCC adopted indoor location accuracy rules its Fourth Report and Order in its E-9-1-1 location accuracy proceeding to assist first responders.  Under the new rules, all wireless providers generally must provide horizontal location information for 40 percent of all wireless 911 calls within two years of the effective date of the Fourth Report and Order (April 30, 2015), and for 80 percent of all wireless calls, within six years of the effective date.  Wireless providers also must meet specific requirements for the provision of vertical location information for wireless 911 calls within three-to-eight years of the effective date.  Smaller wireless providers may have additional time to comply with certain of the horizontal and vertical benchmarks.

Various U.S and foreign regulatory requirements apply, or may apply in the future, to the global positioning technologies and services offered by Skyhook. Skyhook’s use of personal information must comply with all applicable consumer and data protection laws in the United States and abroad. Legislatures and regulatory agencies in the U.S., Europe and elsewhere continue to implement additional consumer and data protection requirements.

Competition

Charter

Charter faces competition for both residential and commercial customers in the areas of price, service offerings, and service reliability. In its residential business, Charter competes with other providers of video, high-speed Internet access, voice services, and other sources of home entertainment. In its commercial business, Charter competes with other providers of video, high-speed Internet access and related value-added services, fiber solutions, business telephony, and Ethernet services. Charter operates in a competitive business environment, which can adversely affect the results of its business and operations. Charter cannot predict the impact on it of broadband services offered by its competitors.

In terms of competition for customers, Charter views itself as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed Internet, voice, and other interactive video services. In the broadband communications industry, Charter’s principal competitors for video services are DBS and telephone companies that offer video services. Charter’s principal competitors for high-speed Internet services are the broadband services provided by telephone companies, including both traditional DSL, fiber-to-the-node, and fiber-to-the-home offerings. Charter’s principal competitors for voice services are established telephone companies, other telephone service providers, and other carriers, including VoIP providers. At this time, Charter does not consider other traditional cable operators to be significant competitors in its overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level). Charter could, however, face additional competition from other cable operators if they began distributing video over the Internet to customers residing outside their current territories.

Charter’s key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems. The two largest DBS providers now serve more than 34 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a dish antenna.

Video compression technology and high powered satellites allow DBS providers to offer more than 280 digital channels. In 2014, major DBS competitors were especially competitive with promotional pricing for more basic services. While Charter continues to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation, and multiple units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues and property tax, leads to greater efficiencies and lower costs in the lower tiers of service. Charter believes that cable-delivered Video OnDemand and Subscription OnDemand services, which include HD programming, are superior to DBS service, because cable headends can provide communication to deliver many titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. DBS providers have also made attempts at deployment of Internet access services via satellite, but those services have been technically constrained and of limited appeal.

Telephone Companies and Utilities

Incumbent telephone companies, including AT&T, Inc. (“AT&T”) and Verizon Communications Inc. (“Verizon”), offer video and other services in competition with Charter, and Charter expects they will increasingly do so in the future. These companies are able to offer and provide two-way video, data services and digital voice services that are similar to Charter’s in various portions of their networks. In the case of Verizon, FiOS high-speed data services offer speeds as high as or higher than Charter’s. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on internal estimates, Charter believes that AT&T and Verizon are offering video services in areas serving approximately 30% and 4%, respectively, of its estimated passings and Charter has experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the multiple dwelling unit (“MDU”) market. When AT&T or Verizon have introduced or expanded their offering of video products in Charter’s market areas, Charter has seen a decrease in its video revenue as AT&T and Verizon typically roll out aggressive marketing and discounting campaigns to launch their products. Additionally, in May 2014, AT&T announced its intention to acquire DirectTV, the nation’s largest DBS provider.  If completed, this transaction will create an even larger competitor for Charter’s video services that will have the ability to expand its service offerings to include bundled wireless offerings.

In addition to incumbent telephone companies obtaining video franchises or alternative authorizations in some areas, and seeking them in others, they have been successful through various means in reducing or streamlining the video franchising requirements applicable to them. They have had significant success at the federal and state level in securing FCC rulings and numerous statewide video franchise laws that facilitate telephone company entry into the video marketplace. Because telephone companies have been successful in avoiding or reducing franchise and other regulatory requirements that remain applicable to cable operators like Charter, their competitive posture has often been enhanced. The large scale entry of incumbent telephone companies as direct competitors in the video marketplace has adversely affected the profitability and valuation of Charter’s cable systems.

Most telephone companies, including AT&T and Verizon, which already have plant, an existing customer base, and other operational functions in place (such as billing and service personnel), offer Internet access via traditional DSL service. DSL service allows Internet access to subscribers at data transmission speeds greater than those formerly available over conventional telephone lines. Charter believes DSL service is an alternative to its high-speed Internet service and is often offered at prices lower than its Internet services, although typically at speeds lower than the speeds Charter offers. DSL providers may currently be in a better position to offer voice and data services to businesses since their networks tend to be more complete in commercial areas. Charter expects DSL to remain a significant competitor to its high-speed Internet services.

Many large telephone companies also provide fiber-to-the-node or fiber-to-the-home services in select areas of their footprints. Fiber-to-the-node networks can provide faster Internet speeds than conventional DSL, but still cannot typically match Charter’s Internet speeds. Charter’s primary fiber-to-the-node competitor is AT&T’s U-verse. The competition from U-verse is expected to intensify over time as AT&T completes an expansion plan announced in late 2012 by the end of 2015. Fiber-to-the-home networks, however, can provide Internet speeds equal to or greater than Charter’s current Internet speeds. Verizon’s FiOS is the primary fiber-to-the-home competitor, although AT&T has also begun fiber-to-the-home builds as well.

Charter’s voice service competes directly with incumbent telephone companies and other carriers, including Internet-based VoIP providers, for both residential and commercial voice service customers. Because Charter offers voice services, it is subject to considerable competition from such companies and other telecommunications providers, including wireless providers with an increasing number of consumers choosing wireless over wired telephone services. The telecommunications and voice services industry is highly competitive and includes competitors with greater financial and personnel resources, strong brand name recognition, and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among Charter’s competitors have resulted in providers capable of offering cable television, Internet, and voice services in direct competition with Charter.

Additionally, Charter is subject to limited competition from utilities and/or municipal utilities (collectively, Utilities) that possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion. Certain Utilities are also developing broadband over power line technology, which may allow the provision of Internet, phone and other broadband services to homes and offices.

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises historically granted by state and local authorities. More than one cable system may legally be built in the same area. Franchising authorities may grant a second franchise to another cable operator that may contain terms and conditions more favorable than those afforded to Charter. Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, have in some cases become competitors. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional cable overbuilds by private companies not affiliated with established local exchange carriers. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. Charter believes that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area with equal or better service quality, on a more cost-effective basis than Charter can. Any such overbuild operation would require access to capital or access to facilities already in place that are capable of delivering cable television programming. Charter cannot predict the extent to which additional overbuild situations may occur.

Broadcast Television

Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an “off-air” antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through “off-air” reception, compared to the services provided by the local cable system. Traditionally, cable television has provided higher picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the FCC now provides traditional broadcasters with the ability to deliver HD television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

Internet Delivered Video

Internet access facilitates the streaming of video, including movies and television shows, into homes and businesses. Online video services include those offered by Hulu, Netflix, Amazon and Apple. Increasingly, content owners are using Internet-based delivery of content directly to consumers, some without charging a fee to access the content. Further, due to consumer electronic innovations, consumers are able to watch such Internet-delivered content on televisions, personal computers, tablets, gaming boxes connected to televisions and mobile devices. Recently, HBO and CBS announced plans to sell their programming direct to consumers over the Internet. DISH Network has also announced Sling TV which will include ESPN among other programming, and Sony has announced Playstation Vue which is expected to include 75 channels to be launched in the first quarter of 2015.  Charter believes some customers have chosen or will choose to receive video over the Internet rather than through its video on demand and subscription video services, thereby reducing Charter’s video revenues. Charter cannot predict the impact that Internet delivered video will have on its revenues and adjusted EBITDA as technologies continue to evolve.

Private Cable

Additional competition is posed by satellite master antenna television systems, or SMATV systems, serving MDUs, such as condominiums, apartment complexes, and private residential communities. Private cable systems can offer improved reception of local television stations, and many of the same satellite-delivered program services that are offered by cable systems. Although disadvantaged from a programming cost perspective, SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. The FCC previously adopted regulations that favor SMATV and private cable operators serving MDU complexes, allowing them to continue to secure exclusive contracts with MDU owners. This regulatory disparity provides a competitive advantage to certain of Charter’s current and potential competitors.

Other Competitors

Local wireless Internet services operate in some markets using available unlicensed radio spectrum. Various wireless phone companies are now offering third and fourth generation (3G and 4G) wireless high-speed Internet services. In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer Wi-Fi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi Internet access networks. Operators are also marketing PC cards and “personal hotspots” offering wireless broadband access to their cellular networks. These service options offer another alternative to cable-based Internet access.

TruePosition

TruePosition faces competition from a second provider of UTDOA, Commscope, and from the suppliers of other wireless location technologies and solutions, such as GPS, OTDOA and Terrestrial Beacons, which provide similar location-based product and services to TruePosition. Although TruePosition’s products are in part complementary to GPS, in that UTDOA operates in areas where GPS is not currently available due to lack of connection to satellites, solutions such as OTDOA and Terrestrial Beacons also can operate in environments where GPS signals are blocked. In addition, Skyhook faces competition from Google, HERE (a division of Nokia) and smaller regional or niche market competitors as providers of location-based services and products.

Seasonality and Cyclicality

Charter

Charter’s business is subject to seasonal and cyclical variations. Its results are impacted by the seasonal nature of customers receiving its cable services in college and vacation markets. Charter’s revenue is subject to cyclical advertising patterns and changes in viewership levels. Its U.S. advertising revenue is generally higher in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. U.S. advertising revenue is also cyclical, benefiting in even-numbered years from advertising related to candidates running for political office and issue-oriented advertising.

Employees

Liberty Broadband

Liberty Broadband (on a nonconsolidated basis) currently does not have any corporate employees. Liberty provides Liberty Broadband with certain transitional services pursuant to a services agreement, and certain of Liberty’s corporate employees and executive officers serve as corporate employees and executive officers of Liberty Broadband.

Charter

As of December 31, 2014, Charter had approximately 23,200 full-time equivalent employees. As of December 31, 2014, approximately 140 Charter employees were represented by collective bargaining agreements. Charter has never experienced a work stoppage.

TruePosition

As of December 31, 2014, TruePosition had approximately 148 full and part-time employees, including Skyhook employees. None of these employees is represented by a labor union or covered by a collective bargaining agreement. Broadband believes that these employee relations are good.

(d)Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 15 to our consolidated financial statements found in Part II of this report.

(e)Available Information

All of our filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  Our website address is www.libertybroadband.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website.  In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Broadband Corporation, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (877) 772-1518.

The information contained on our website is not incorporated by reference herein.

Item 1A. Risk Factors

The risks described below and elsewhere in this annual report are not the only ones that relate to our businesses or our capitalization.  The risks described below are considered to be the most material.  However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses.  Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.  If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Factors Relating to Our Corporate History and Structure

The consolidated financial information of Liberty Broadband included in this annual report is not necessarily representative of Liberty Broadband’s future financial position, future results of operations or future cash flows nor does it reflect what Liberty Broadband’s financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

Because the historical consolidated financial information of Liberty Broadband included in this annual report largely reflects the historical results of TruePosition and other businesses, assets and liabilities of Liberty, it is not representative of Liberty Broadband’s future financial position, future results of operations or future cash flows, nor does it reflect what Liberty Broadband’s financial position, results of operations or cash flows would have been as a stand-alone company, pursuing independent strategies, during the periods presented, especially in light of the fact that the future results of operations will be significantly affected by the results of Charter.

We are a holding company, and we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.

Our ability to meet our current and future financial obligations, including to make debt service obligations under the Margin Loan Agreements (defined below), and other contractual commitments depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our wholly-owned subsidiary TruePosition, any dividends and interest we may receive from our investments, available funds under the Margin Loan Agreements (which as of December 31, 2014 was equal $28 million) and proceeds from any asset sales we may undertake in the future. The proceeds from the rights offering, which closed in the first quarter of 2015, is our current primary source of cash. In addition, the ability of our only operating subsidiary to pay dividends or to make other payments or advances to us depends on its operating results and any statutory, regulatory or contractual restrictions to which it may be or may become subject.

We do not have access to the cash that Charter generates from its operating activities.

Charter generated approximately $2,158 million, $1,876 million and $1,737 million of cash from its operations during the years ended December 31, 2014, 2013 and 2012, respectively. Charter uses the cash it generates from its operations primarily to fund its business operations and to service its debt and other financial obligations. We do not have access to the cash that Charter generates unless Charter declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash (subject to any contractual restrictions on our ability to participate in any such repurchase) or otherwise distributes or makes payments to its stockholders, including us. Historically, Charter has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Charter’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Charter will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In connection with the Broadband Spin-Off, a wholly owned subsidiary of Liberty Broadband (“BroadbandSPV”) entered into two margin loan agreements (the “Margin Loan Agreements”) pursuant to which BroadbandSPV borrowed $320 million prior to the completion of the Broadband Spin-Off and we had $80 million available to be drawn immediately following the Broadband Spin-Off, of which approximately $52 million was used to fund the exercise of our warrants to acquire additional shares of Charter common stock following the Broadband Spin-Off. The obligations under the Margin Loan Agreements are guaranteed solely by our company and are secured by a portion of our ownership interest in Charter. Such equity interests are held through BroadbandSPV. The terms of the Margin Loan Agreements limit our company’s ability to secure additional financing on favorable terms, and our cash flow from operations may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time. Our ability to secure additional financing and satisfy our financial obligations will depend upon the operating performance of our subsidiary, TruePosition, the value of our investment in Charter, prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available on desirable terms or at all. If financing is not available when needed or is not available on favorable terms, we may be unable to take advantage of business or market opportunities as they arise, which could have a material adverse effect on our business and financial condition.

We have significant indebtedness, which could adversely affect our business and financial condition.

As discussed above, in connection with the Broadband Spin-Off, BroadbandSPV entered into the Margin Loan Agreements, pursuant to which BroadbandSPV has borrowed $372 million. As a result of this significant indebtedness, our company may:

•	Experience increased vulnerability to general adverse economic and industry conditions;
•

Be required to dedicate a substantial portion of its cash flow from operations to principal and interest payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions and investments and other general corporate purposes;

•	Be handicapped in its ability to optimally capitalize and manage the cash flow for its businesses; and
•	Be exposed to the risk of increased interest rates with respect to any variable rate portion of its indebtedness.

In addition, it is possible that we may need to incur additional indebtedness in the future. If new debt is added to the current debt levels, the risks described above could intensify. For additional limitations on our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments” and “We do not have access to the cash that Charter generates from its operating activities” above.

The agreements that govern our current and future indebtedness may contain various affirmative and restrictive covenants that will limit our discretion in the operation of our business.

As discussed above, in connection with the Broadband Spin-Off, BroadbandSPV entered into the Margin Loan Agreements, pursuant to which BroadbandSPV borrowed $372 million and has  $28 million available to be drawn. The Margin

Loan Agreements contain various covenants, including those that limit our ability to, among other things, incur indebtedness by BroadbandSPV, enter into financing arrangements with respect to the portion of stock of Charter pledged to secure the loans under the Margin Loan Agreements, and cause BroadbandSPV to enter into unrelated businesses or otherwise conduct business other than owning common stock of Charter and other assets as permitted under the Margin Loan documents. We may also enter into certain other indebtedness arrangements in the future. The instruments governing such indebtedness, often contain covenants that, among other things, place certain limitations on our ability to incur more debt, exceed specified leverage ratios, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets. Any failure to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business and financial condition.

We have no operating history as a separate company upon which you can evaluate our performance.

We do not have an operating history as a separate public company. Accordingly, there can be no assurance that our business strategy will be successful on a long-term basis. We may not be able to grow our businesses as planned and may not be profitable.

We rely on Charter to provide us with the financial information that we use in accounting for our ownership interest in Charter as well as information regarding Charter that we include in our public filings.

We account for our approximately 26% ownership interest in Charter using the equity method of accounting and, accordingly, in our financial statements we record our share of Charter’s net income or loss. Within the meaning of U.S. accounting rules, we rely on Charter to provide us with financial information prepared in accordance with generally accepted accounting principles, which we use in the application of the equity method. We also rely on Charter to provide us with the information regarding their company that we include in our public filings. In addition, we cannot change the way in which Charter reports its financial results or require Charter to change its internal controls over financial reporting. No assurance can be given that Charter will provide us with the information necessary to enable us to complete our public filings on a timely basis or at all. Furthermore, any material misstatements or omissions in the information Charter provides to us or publicly files could have a material adverse effect on our financial statements and filing status under federal securities laws.

We may become subject to the Investment Company Act of 1940.

We do not believe we are currently subject to regulation under the Investment Company Act of 1940, because our investment in Charter enables us to exercise significant influence over Charter. We have substantial involvement in the management and affairs of Charter, including through our board nominees. Liberty nominated four of Charter’s ten current directors, and we have assumed Liberty’s nomination right under the terms of the Charter Stockholders Agreement. If, however, our investment in Charter were deemed to become passive (such as in the event that our equity interest were significantly diluted, including in connection with the Comcast Transactions, and our nominees ceased to serve as directors of Charter), we could become subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting, could restrict our activities going forward and could adversely impact our existing capital structure. For example, we would not be permitted to keep our dual class capital structure. Our restated charter includes a provision that would enable us, at the option of our board of directors, to automatically convert each outstanding share of our Series B common stock into one share of our Series A common stock at such time as we have outstanding less than 20% of the total number of shares of our Series B common stock issued in the Broadband Spin-Off. In addition, if we were to become inadvertently subject to the Investment Company Act of 1940, any violation of this act could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that our contracts would be deemed unenforceable.

Factors Relating to Charter

The following risks relate specifically to our equity affiliate Charter. If any of these risks were realized, they could have a material adverse effect on the value of our equity interests in Charter, which could negatively impact our stock price and our financial prospects.

Charter has a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect its financial health and ability to react to changes in its business.

Charter has a significant amount of debt and may (subject to applicable restrictions in each of its debt instruments) incur additional debt in the future. As of December 31, 2014, Charter’s total principal amount of debt was approximately $21.1 billion including $7.0 billion of debt for which proceeds are held in escrow pending consummation of the Comcast Transactions.

As a result of this significant indebtedness, Charter may:

•	Be impacted in its ability to raise additional capital at reasonable rates, or at all;
•	Be vulnerable to interest rate increases because approximately 28% of its borrowings is, and may continue to be, subject to variable rates of interest;
•	Be exposed to increased interest expense to the extent it refinances existing debt with higher cost debt;
•

Be required to dedicate a significant portion of its cash flow from operating activities to make payments on its debt, reducing funds available for working capital, capital expenditures, and other general corporate expenses;

•	Experience limited flexibility in planning for, or reacting to, changes in Charter’s business, the cable and telecommunications industries, and the economy at large;
•	Be placed at a disadvantage compared to its competitors that have proportionately less debt; and
•	Be adversely affected by Charter’s relationship with customers and suppliers.

If current debt amounts increase, the related risks that Charter faces will intensify.

The agreements and instruments governing Charter’s debt contain restrictions and limitations that could significantly affect Charter’s ability to operate its business, as well as significantly affect its liquidity.

Charter’s credit facilities and the indentures governing its debt contain a number of significant covenants that could adversely affect Charter’s ability to operate its business, liquidity and results of operations. These covenants restrict, among other things, Charter and its subsidiaries’ ability to:

•	incur additional debt;
•	repurchase or redeem equity interests and debt;
•	issue equity;
•	make certain investments or acquisitions;

•	pay dividends or make other distributions;
•	dispose of assets or merge;
•	enter into related party transactions; and
•	grant liens and pledge assets.

Additionally, the Charter Communications Operating, LLC (“Charter Operating”) credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The breach of any covenants or obligations in its indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing Charter’s long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities could foreclose on their collateral, which includes equity interests in Charter’s subsidiaries, and exercise other rights of secured creditors.

Charter depends on generating sufficient cash flow to fund its debt obligations, capital expenditures, and ongoing operations.

Charter is dependent on its cash on hand and cash flow from operations to fund its debt obligations, capital expenditures and ongoing operations.

Charter’s ability to service its debt and to fund its planned capital expenditures and ongoing operations will depend on its ability to continue to generate cash flow and its access (by dividend or otherwise) to additional liquidity sources at the applicable obligor. Charter’s ability to continue to generate cash flow is dependent on many factors, including:

•

its ability to sustain and grow revenues and cash flow from operations by offering video, Internet, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in its markets and to maintain and grow its customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;

•

the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line “DSL” providers, video provided over the Internet and providers of advertising over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;
•	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
•	the development and deployment of new products and technologies; and
•	the effects of governmental regulation on its business or potential business combination transactions.

Some of these factors are beyond Charter’s control. If it is unable to generate sufficient cash flow or it is unable to access additional liquidity sources, Charter may not be able to service and repay its debt, operate its business, respond to competitive challenges, or fund its other liquidity and capital needs.

Restrictions in Charter’s subsidiaries’ debt instruments and under applicable law limit their ability to provide funds to Charter and its subsidiaries that are debt issuers.

Charter’s primary assets are its equity interests in its subsidiaries. Charter’s operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to their debt issuer holding companies for payments on its notes or other obligations in the form of loans, distributions, or otherwise. Charter Operating’s ability to make distributions to Charter CCOH Safari, LLC (“CCOH Safari”) or CCO Holdings, its other primary debt issuers, to service debt obligations is subject to its compliance with the terms of its credit facilities, and restrictions under applicable law. Under the Delaware Limited Liability Company Act (the “DLLCA”), Charter’s subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the DLLCA. Under fraudulent transfer laws, Charter’s subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While Charter believes that its relevant subsidiaries currently have surplus and are not insolvent, these subsidiaries may become insolvent in the future. Charter’s direct or indirect subsidiaries include the borrowers under the CCO Safari credit facility and the borrowers and guarantors under the Charter Operating credit facilities. CCOH Safari and CCO Holdings are each an obligor under their respective senior notes. As of December 31, 2014, Charter’s total principal amount of debt was approximately $21.1 billion,  including $7.0 billion of debt for which proceeds are held in escrow pending consummation of the Comcast Transactions.

In the event of bankruptcy, liquidation, or dissolution of one or more of its subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event:

•

the lenders under Charter Operating’s credit facilities, whose interests are secured by substantially all of Charter’s operating assets, and all holders of other debt of CCOH Safari, CCO Holdings, CCO Safari and Charter Operating, will have the right to be paid in full before Charter from any of its subsidiaries’ assets; and

•

CCH I, LLC “CCH I”, the holder of preferred membership interests in Charter’s subsidiary, CC VIII, LLC
“CC VIII” would have a claim on a portion of CC VIII’s assets that may reduce the amounts available for repayment to holders of CCO Holdings’ and CCOH Safari’s outstanding notes.

All of Charter’s outstanding debt is subject to change of control provisions. It may not have the ability to raise the funds necessary to fulfill its obligations under its indebtedness following a change of control, which would place Charter in default under the applicable debt instruments.

Charter may not have the ability to raise the funds necessary to fulfill its obligations under its notes and its credit facilities following a change of control. Under the indentures governing Charter’s notes, upon the occurrence of specified change of control events, the debt issuer is required to offer to repurchase all of its outstanding notes. However, Charter may not have sufficient access to funds at the time of the change of control event to make the required repurchase of the applicable notes and Charter

Operating is limited in its ability to make distributions or other payments to any debt issuer to fund any required repurchase. In addition, a change of control under the Charter Operating credit facilities would result in a default under those credit facilities. Because such credit facilities are obligations of Charter Operating, the credit facilities would have to be repaid before Charter Operating’s assets could be available to CCO Holdings or CCOH Safari to repurchase their notes. Any failure to make or complete a change of control offer would place CCO Holdings or CCOH Safari in default under its notes. The failure of Charter’s subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default.

Charter operates in a very competitive business environment, which affects its ability to attract and retain customers and can adversely affect its business, operations and financial results.

The industry in which Charter operates is highly competitive and has become more so in recent years. In some instances, Charter competes against companies with fewer regulatory burdens, better access to financing, greater personnel resources, greater resources for marketing, greater and more favorable brand name recognition, and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of its competitors, either through access to financing, resources, or efficiencies of scale. Charter could also face additional competition from multi-channel video providers if they began distributing video over the Internet to customers residing outside their current territories.

Charter’s principal competitors for video services throughout its territory are direct broadcast satellite (“DBS”) providers. The two largest DBS providers are DirecTV and DISH Network. Competition from DBS, including intensive marketing efforts with aggressive pricing, exclusive programming and increased HD broadcasting has had an adverse impact on Charter’s ability to retain customers. DBS companies have also expanded their activities in the multi-dwelling unit (“MDU”) market.

Telephone companies, including two major telephone companies, AT&T and Verizon, offer video and other services in competition with Charter, and it expects they will increasingly do so in the future. Upgraded portions of these networks carry two-way video, data services and provide digital voice services similar to Charter’s. In the case of Verizon, high-speed data services (fiber optic service “FiOS”) offer speeds as high as or higher than Charter’s. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on its internal estimates, Charter believes that AT&T and Verizon are offering video services in areas serving approximately 30% and 4%, respectively, of its estimated passings and it has experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the MDU market. AT&T has publicly stated that it expects to roll out its video product beyond the territories currently served although it is unclear where and to what extent. When AT&T or Verizon have introduced or expanded their offering of video products in Charter’s market areas, Charter has seen a decrease in its video revenue as AT&T and Verizon typically roll out aggressive marketing and discounting campaigns to launch their products. Additionally, in May 2014, AT&T announced its intention to acquire DirectTV, the nation’s largest DBS provider. If completed, this transaction will create an even larger competitor for Charter’s video services that will have the ability to expand its video service offerings to include bundled wireless offerings.

Due to consumer electronic innovations, content owners are allowing consumers to watch Internet-delivered content on televisions, personal computers, tablets, gaming boxes connected to televisions and mobile devices, some without charging a fee to access the content.  Technological advancements, such as video-on-demand, new video formats, and Internet streaming and downloading, have increased the number of entertainment and information delivery choices available to consumers, and intensified the challenges posed by audience fragmentation. For example, online video services continue to offer consumers alternatives including Hulu, Netflix, Amazon and Apple.  Recently, HBO and CBS announced plans to sell their programming direct to consumers over the Internet.  DISH has also announced Sling TV which will include ESPN among other programming, and Sony has announced PlayStation Vue which is expected to include 75 TV channels to be launched in the first quarter of 2015.  The increasing number of choices available to audiences could also negatively impact advertisers’ willingness to purchase advertising from Charter, as well as the price they are willing to pay for advertising.

With respect to Charter’s Internet access services, Charter faces competition, including intensive marketing efforts and aggressive pricing, from telephone companies, primarily AT&T and Verizon, and other providers of DSL, fiber-to-the-node and fiber-to-the-home services. DSL service competes with its Internet service and is often offered at prices lower than its Internet services, although often at speeds lower than the speeds Charter offers. Fiber-to-the-node networks can provide faster Internet speeds than conventional DSL, but still cannot typically match Charter’s Internet speeds. Fiber-to-the-home networks, however, can provide Internet speeds equal to or greater than Charter’s current Internet speeds. In addition, in many of its markets, DSL providers have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates. These service bundles offer customers similar pricing and convenience advantages as Charter’s bundles.

Continued growth in the residential voice business faces risks. The competitive landscape for residential and commercial telephone services is intense; Charter faces competition from providers of Internet telephone services, as well as incumbent telephone companies. Further, Charter faces increasing competition for residential voice services as more consumers in the United States are replacing traditional telephone service with wireless service. Charter expects to continue to price its voice product aggressively as part of its triple play strategy which could negatively impact its revenue from voice services to the extent it does not increase volume.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. Overbuilds could adversely affect Charter’s growth, financial condition, and results of operations, by creating or increasing competition. Charter is aware of traditional overbuild situations impacting certain of its markets, however, it is unable to predict the extent to which additional overbuild situations may occur.

In order to attract new customers, from time to time Charter makes promotional offers, including offers of temporarily reduced price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also may require it to make capital expenditures to acquire and install customer premise equipment. Customers who subscribe to Charter’s services as a result of these offerings may not remain customers following the end of the promotional period. A failure to retain customers could have a material adverse effect on Charter’s business.

Mergers, joint ventures, and alliances among franchised, wireless, or private cable operators, DBS providers, local exchange carriers, and others, may provide additional benefits to some of Charter’s competitors, either through access to financing, resources, or efficiencies of scale, or the ability to provide multiple services in direct competition with Charter.

In addition to the various competitive factors discussed above, Charter’s business competes with all other sources of entertainment and information delivery, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media, and the Internet. If Charter does not respond appropriately to further increases in the leisure and entertainment choices available to consumers, its competitive position could deteriorate, and its financial results could suffer.

Charter’s services may not allow them to compete effectively. Competition may reduce its expected growth of future cash flows which may contribute to future impairments of Charter franchises and goodwill and its ability to meet cash flow requirements, including debt service requirements.

Charter’s exposure to the economic conditions of its current and potential customers, vendors and third parties could adversely affect its cash flow, results of operations and financial condition.

Charter is exposed to risks associated with the economic conditions of its current and potential customers, the potential financial instability of its customers and their financial ability to purchase Charter’s products. If there were a general economic downturn, Charter may experience increased cancellations by its customers or to unfavorable changes in the mix of products purchased. These events have adversely affected Charter in the past, and may adversely affect Charter’s cash flow, results of operations and financial condition if a downtown were to occur.

In addition, Charter is susceptible to risks associated with the potential financial instability of the vendors and third parties on which it relies to provide products and services or to which it outsources certain functions. The same economic conditions that may affect Charter’s customers, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of Charter’s vendors or third parties upon which it relies. Any interruption in the services provided by its vendors or by third parties could adversely affect Charter’s cash flow, results of operation and financial condition.

Charter faces risks inherent in its commercial business.

Charter may encounter unforeseen difficulties as it increases the scale of its service offerings to businesses. Charter sells Internet access, data networking and fiber connectivity to cellular towers and office buildings, video and business voice services to businesses and has increased its focus on growing this business. In order to grow its commercial business, Charter expects to continue to invest in technology, equipment and personnel focused on the commercial business. Commercial business customers often require service level agreements and generally have heightened customer expectations for reliability of services. If Charter’s efforts to build the infrastructure to scale the commercial business are not successful, the growth of its commercial services business would be limited. Charter depends on interconnection and related services provided by certain third parties for the growth of its commercial business. As a result, its ability to implement changes as the services grow may be limited. If Charter is unable to meet these service level requirements or expectations, its commercial business could be adversely affected. Finally, Charter expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, Charter is unable to predict the effect that ongoing or future developments in these areas might have on its voice and commercial businesses and operations.

Programming costs are rising at a much faster rate than wages or inflation, and Charter may not have the ability to reduce or moderate the growth rates of, or pass on to its customers, its increasing programming costs, which would adversely affect its cash flow and operating margins.

Programming has been, and is expected to continue to be, Charter’s largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming. Charter expects programming costs to continue to increase because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, additional programming, including new sports services, out-of-home or non-linear programming and attempts by programmers to replace advertising revenue they are losing to online marketing options and as a result of declining viewership ratings. The inability to fully pass these programming cost increases on to its customers has had an adverse impact on Charter’s cash flow and operating margins associated with the video product. Charter has programming contracts that have expired and others that will expire at or before the end of 2015. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that Charter is unable to reach agreement with certain programmers on terms that it believes are reasonable, Charter may be forced to remove such programming channels from its line-up, which could result in a further loss of customers.

Increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent are likely to further increase Charter’s programming costs. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the latter, cable operators are not allowed to carry the station’s signal without the station’s permission. In some cases, Charter carries stations under short-term arrangements while it attempts to negotiate new long-term retransmission agreements. If negotiations with these programmers prove unsuccessful, they could require Charter to cease carrying their signals, possibly for an indefinite period. Any loss of stations could make its video service less attractive to customers, which could result in less subscription and advertising revenue. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services, as well as increased fees for retransmission rights, may increase Charter’s programming expenses and diminish the amount of capacity it has available to introduce new services, which could have an adverse effect on its business and financial results.

Charter’s inability to respond to technological developments and meet customer demand for new products and services could limit its ability to compete effectively.

Charter’s business is characterized by rapid technological change and the introduction of new products and services, some of which are bandwidth-intensive. Charter may not be able to fund the capital expenditures necessary to keep pace with technological developments, execute the plans to do so, or anticipate the demand of its customers for products and services requiring new technology or bandwidth. The implementation of its network-based user interface, Spectrum Guide®, and downloadable security necessary for Charter’s Worldbox set-top box strategy, may ultimately be unsuccessful or more expensive than anticipated.  In order to realize the benefits of its Worldbox technology, Charter must implement its downloadable conditional access security in its regional video networks. Charter’s inability to maintain and expand its upgraded systems and provide advanced services such as a state of the art user interface in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect its ability to attract and retain customers. Consequently, Charter’s growth, financial condition and results of operations could suffer materially.

Charter depends on third party service providers, suppliers and licensors; thus, if it is unable to procure the necessary services, equipment, software or licenses on reasonable terms and on a timely basis, its ability to offer services could be impaired, and Charter’s growth, operations, business, financial results and financial condition could be materially adversely affected.

Charter depends on third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of its services. Charter obtains these materials from a limited number of vendors, some of which do not have a long operating history or which may not be able to continue to supply the equipment and services it desires. Some of Charter’s hardware, software and operational support vendors, and service providers represent its sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment or services it needs in a timely manner, at its specifications and at reasonable prices, Charter’s ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay its ability to serve its customers. These events could materially and adversely affect Charter’s ability to retain and attract customers, and have a material negative impact on its operations, business, financial results and financial condition. A limited number of vendors of key technologies can lead to less product innovation and higher costs. Charter’s cable systems have historically been restricted to using one of two proprietary conditional access security systems, which it believes has limited the number of manufacturers producing set-top boxes for such systems. As an alternative, Charter has developed a conditional access security system which may be downloaded into set-top boxes with specified features that could be provided by a variety of manufacturers. Charter refers to its specified set top box as its Worldbox. In order to realize the benefits of its Worldbox technology, Charter must implement a conditional access security system. Charter cannot provide assurances that this implementation will ultimately be successful or completed in the expected timeframe or at the expected budget.

Charter further depends on patent, copyright, trademark and trade secret laws and licenses to establish and maintain its intellectual property rights in technology and the products and services used in its operating activities. Any of its intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit Charter to continue to use certain intellectual property, which could result in discontinuance of certain product or service offerings or other competitive harm, it incurring substantial monetary liability or being enjoined preliminarily or permanently from further use of the intellectual property in question.

Various events could disrupt Charter’s networks, information systems or properties and could impair its operating activities and negatively impact its reputation.

Network and information systems technologies are critical to Charter’s operating activities, as well as its customers’ access to its services. Charter may be subject to information technology system failures and network disruptions. Malicious and abusive activities, such as the dissemination of computer viruses, worms, and other destructive or disruptive software, computer hackings, social engineering, process breakdowns, denial of service attacks and other malicious activities have become more common in industry overall. If directed at Charter or technologies upon which it depends, these activities could have adverse consequences on its network and its customers, including degradation of service, excessive call volume to call centers, and damage to its or its customers’ equipment and data. Further, these activities could result in security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in Charter’s information technology systems and networks, and in its vendors’ systems and networks, including customer, personnel and vendor data. System failures and network disruptions may also be caused by natural disasters, accidents, power disruptions or telecommunications failures. If a significant incident were to occur, it could damage Charter’s reputation and credibility, lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to service its customers and protect its network. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future. System redundancy may be ineffective or inadequate, and Charter’s disaster recovery planning may not be sufficient for all eventualities. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect Charter’s growth, financial condition and results of operations.

For tax purposes, Charter could experience a deemed ownership change in the future that could limit its ability to use its tax loss carryforwards.

As of December 31, 2014, Charter had approximately $9.5 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $3.3 billion. Federal tax net operating loss carryforwards expire in the years 2020 through 2034. These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2014, Charter had state tax net operating loss carryforwards resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $321 million. State tax net operating loss carryforwards generally expire in the years 2015 through 2034. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized. Such tax loss carryforwards can accumulate and be used to offset its future taxable income.

In the past, Charter has experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned, directly or indirectly, by “5-percent stockholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned, directly or indirectly, by such “5-percent stockholders” at any time over the preceding three years. As a result, Charter is subject to an annual limitation on the use of its loss carryforwards which existed at November 30, 2009 for the first "ownership change" and those that existed at May 1, 2013 for the second "ownership change."  The limitation on Charter’s ability to use its loss carryforwards, in conjunction with the loss carryforward expiration provisions, could reduce its ability to use a portion of its loss carryforwards to offset future taxable income, which could result in Charter being required to make material cash tax payments.  Charter’s ability to make such income tax payments, if any, will depend at such time on its liquidity or its ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.

If Charter were to experience a third ownership change in the future (as a result of purchases and sales of stock by its “5-percent stockholders,” new issuances or redemptions of its stock, certain acquisitions of its stock and issuances, redemptions, sales or other dispositions or acquisitions of interests in its “5-percent stockholders”), Charter’s ability to use its loss carryforwards could become subject to further limitations. Charter’s common stock is subject to certain transfer restrictions contained in its amended and restated certificate of incorporation. These restrictions, which are designed to minimize the likelihood of an ownership change occurring and thereby preserve its ability to utilize its loss carryforwards, are not currently operative but could become operative in the future if certain events occur and the restrictions are imposed by Charter’s board of directors. However, there can be no assurance that its board of directors would choose to impose these restrictions or that such restrictions, if imposed, would prevent an ownership change from occurring.

If Charter is unable to retain key employees, its ability to manage its business could be adversely affected.

Charter’s operational results have depended, and its future results will depend, upon the retention and continued performance of its management team. Charter’s ability to retain and hire new key employees for management positions could be impacted adversely by the competitive environment for management talent in the broadband communications industry. The loss of the services of key members of management and the inability or delay in hiring new key employees could adversely affect Charter’s ability to manage its business and its future operational and financial results.

Charter’s inability to successfully acquire and integrate other businesses, assets, products or technologies could harm its operating results.

Charter continuously evaluates and pursues large and small acquisitions and strategic investments in businesses, products or technologies that it believes could complement or expand its business or otherwise offer growth or cost-saving opportunities. From time to time, including in the near term, Charter may enter into letters of intent with companies with which it is negotiating for potential acquisitions or investments, or as to which it is conducting due diligence. An investment in, or acquisition of, complementary businesses, products or technologies in the future could materially decrease the amount of Charter’s available cash or require it to seek additional equity or debt financing. Charter may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into its existing business and operations. Charter’s due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

Additionally, in connection with any acquisitions Charter completes, it may not achieve the growth, synergies or other benefits it expected to achieve, and Charter may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect its operating results or financial position or could otherwise harm its business. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology, individually or across multiple opportunities, could divert management and employee time and resources from other matters.

Charter’s business is subject to extensive governmental legislation and regulation, which could adversely affect its business.

Regulation of the cable industry has increased cable operators’ operational and administrative expenses and limited their revenues. Cable operators are subject to various laws and regulations including those covering the following:

•	the provisioning and marketing of cable equipment and compatibility with new digital technologies;
•	subscriber and employee privacy and data security;
•	limited rate regulation of video service;
•	copyright royalties for retransmitting broadcast signals;
•	when a cable system must carry a broadcast station or obtain retransmission consent to carry a broadcast station;
•	the provision of channel capacity to unaffiliated commercial leased access programmers;
•	limitations on the ability to enter into exclusive agreements with multiple dwelling unit complexes and control inside wiring;
•	the provision of high-speed Internet service, including net neutrality rules;
•	the provision of voice communications;
•	cable franchise renewals and transfers;
•	equal employment opportunity, emergency alert systems, disability access, technical standards, marketing practices, customer service, and consumer protection; and
•	approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant's business in order to secure approval of the proposed transaction.

Additionally, many aspects of these laws and regulations are often the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over Charter’s cable systems, which may compound the regulatory risks it already faces, and proposals that might make it easier for its employees to unionize. Some states are considering adopting energy efficiency regulations governing the operation of equipment (such as broadband modems) that Charter uses to deliver Internet services, which could constrain innovation in broadband services and equipment. Congress is considering whether to rewrite the entire Communications Act of 1934, as amended, to account for changes in the communications marketplace. Congress and various federal agencies are also considering more focused changes, such as new privacy restrictions and new restrictions on the use of personal and profiling information for behavioral advertising. In response to recent global data breaches, malicious activity and cyber threats, as well as the general increasing concerns regarding the protection of consumers’ personal information, Congress and various federal agencies are also considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for Charter’s business. These new laws, as well as existing legal and regulatory obligations, could affect Charter’s operations and require significant expenditures. In addition, federal, state, and local regulators could deny necessary approval of the Comcast Transactions or impose additional regulatory conditions in connection with their review of the Comcast Transactions that could affect its operations.

Charter’s cable system franchises are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect its business.

Charter’s cable systems generally operate pursuant to franchises, permits, and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, local franchises have not been renewed at expiration, and Charter has operated and is operating under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.

The traditional cable franchising regime has undergone significant change as a result of various federal and state actions. Some state franchising laws do not allow Charter to immediately opt into favorable statewide franchising as quickly as new entrants, and often require Charter to retain certain franchise obligations that are more burdensome than those applied to new entrants.

There can be no assurance that Charter will be able to comply with all significant provisions of its franchise agreements and certain of its franchisers have from time to time alleged that Charter has not complied with these agreements. Additionally, although historically Charter has renewed its franchises without incurring significant costs, there can be no assurance that Charter will be able to renew, or to renew as favorably, its franchises in the future. A termination of or a sustained failure to renew a franchise in one or more key markets could adversely affect Charter’s business in the affected geographic area.

Charter’s cable system franchises are non-exclusive. Accordingly, local and state franchising authorities can grant additional franchises and create additional competition for Charter’s products, resulting in overbuilds, which could adversely affect results of operations.

Charter’s cable system franchises are non-exclusive. Consequently, local and state franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In some cases, local government entities and municipal utilities may legally compete with Charter on more favorable terms. As a result, competing operators may build systems in areas in which Charter holds franchises.

The FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. At the same time, a substantial number of states have adopted new franchising laws, principally designed to streamline entry for new competitors, and often provide advantages for these new entrants that are not immediately available to existing operators. Broadband delivery of video content is not necessarily subject to the same franchise obligations applicable to Charter’s traditional cable systems.

The FCC administers a program that collects Universal Service Fund contributions from telecommunications service providers and uses them to subsidize the provision of telecommunications services in high-cost areas and to low- income consumers and the provision of Internet and telecommunications services to schools, libraries and certain health care providers in the future.  Although the FCC decided in the net neutrality proceeding not to require such contributions at this time, a variety of regulatory changes may lead the FCC to expand the collection of Universal Service Fund contributions to encompass Internet service providers. The FCC has begun to redirect some of this funding to broadband deployment in ways that could assist competitors in competing with Charter’s services.

Local franchise authorities have the ability to impose additional regulatory constraints on Charter’s business, which could further increase its expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. This additional regulation increases the cost of operating Charter’s business. Local franchising authorities may impose new and more restrictive requirements. Local franchising authorities who are certified to regulate rates in the communities where they operate generally have the power to reduce rates and order refunds on the rates charged for basic service and equipment.

Tax legislation and administrative initiatives or challenges to Charter’s tax positions could adversely affect its results of operations and financial condition.

Charter operates cable systems in locations throughout the United States and, as a result, is subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect Charter’s tax positions. There can be no assurance that its effective tax rate or tax payments will not be adversely affected by these initiatives. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on Charter’s services or changing the methodologies or base on which certain fees and taxes are computed. The federal Internet Tax Freedom Act, which prohibits many taxes on Internet access service, will expire October 1, 2015, unless it is renewed by Congress. Potential changes include additional taxes or fees on Charter’s services which could impact its customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase Charter’s income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that Charter’s tax positions will not be challenged by relevant tax authorities or that it would be successful in any such challenge.

Further regulation of the cable industry could impair Charter’s ability to raise rates to cover its increasing costs, resulting in increased losses.

Currently, rate regulation of cable systems is strictly limited to the basic service tier and associated equipment and installation activities. However, the FCC and Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will further restrict the ability of cable system operators to implement rate increases for Charter’s video services or even for its high-speed Internet and voice services. Should this occur, it would impede Charter’s ability to raise its rates. If Charter is unable to raise its rates in response to increasing costs, its losses would increase.

There has been legislative and regulatory interest in requiring companies that own multiple cable networks to make each of them available on a standalone, rather than a bundled basis to cable operators, and in requiring cable operators to offer historically bundled programming services on an à-la-carte basis to consumers. While any new regulation or legislation designed to enable cable operators to purchase programming on a stand-alone basis could be beneficial to Charter, any such new regulation or legislation that limits how Charter sells programming could adversely affect its business.

Actions by pole owners might subject Charter to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to utility poles. Cable system attachments to investor-owned public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. In contrast, utility poles owned by municipalities or cooperatives are not subject to federal regulation and are generally exempt from state regulation. In 2011, the FCC amended its pole attachment rules to promote broadband deployment. The order overall strengthens the cable industry’s ability to access investor-owned utility poles on reasonable rates, terms and conditions. It also allows for new penalties in certain cases involving unauthorized attachments that could result in additional costs for cable operators. The new rules were affirmed in 2013. Future regulatory changes in this area could impact the pole attachment rates Charter pays utility companies.

Increasing regulation of Charter’s Internet service product could adversely affect its ability to provide new products and services.

On February 26, 2015, the FCC adopted open Internet rules that reclassify wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (ISPs) under Title II, Title III and Section 706 of the Telecommunications Act. The regulations prohibit ISPs from: (1) blocking access to, or impairing, or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration. The rules also allow the FCC to hear complaints and take enforcement action if it determines that the interconnection agreements of ISPs are not just and reasonable, or if ISPs fail to meet a new general obligation not to unreasonably interfere with or unreasonably disadvantage consumers or edge providers. The rules also require greater transparency by ISPs, including increased disclosure of promotional rates, fees and surcharges. The FCC forbears, or refrains from, imposing certain Title II regulation on ISPs, such as state regulation, tariffs, and last-mile unbundling, and does not assess Universal Service Fund fees on broadband at this time. Several broadband providers previously indicated their intention to challenge any utility-style regulations adopted by the FCC in court. We do not know at the current time if the new regulations adopted by the FCC actually will go into effect or be struck down by a legal appeal, or how the new rules actually would be administered by the FCC, but such rules could limit Charter’s ability to efficiently manage its cable systems and respond to operational and competitive challenges.

Changes in channel carriage regulations could impose significant additional costs on Charter.

Cable operators also face significant regulation of their video channel carriage. Charter can be required to devote substantial capacity to the carriage of programming that it might not carry voluntarily, including certain local broadcast signals; local public, educational and governmental access programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system). The FCC adopted revised commercial leased access rules which would dramatically reduce the rate Charter can charge for leasing this capacity and dramatically increase its administrative burdens, but these remained stayed while under appeal. Legislation has been introduced in Congress in the past that, if adopted, could impact Charter’s carriage of broadcast signals by simultaneously eliminating the cable industry’s compulsory copyright license and the retransmission consent requirements governing cable’s retransmission of broadcast signals. The FCC also continues to consider changes to the rules affecting the relationship between programmers and multichannel video distributors. Future regulatory changes could disrupt existing programming commitments, interfere with Charter’s preferred use of limited channel capacity, increase its programming costs, and limit its ability to offer services that would maximize its revenue potential. It is possible that other legal restraints will be adopted limiting Charter’s discretion over programming decisions.

Charter’s voice service is subject to additional regulatory burdens which may increase, causing it to incur additional costs.

Charter offers voice communications services over its broadband network using voice over Internet protocol (“VoIP”) services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those Charter offers its customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that Charter’s VoIP services can compete in the market. The scope of these interconnection rights is being reviewed in a current FCC proceeding, which may affect Charter’s ability to compete in the provision of voice services or result in additional costs. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to Charter’s VoIP service, it could cause Charter to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements to many VoIP providers such as Charter, including E-9-1-1, Universal Service Fund collection, Communications Assistance for Law Enforcement Act (“CALEA”) obligations, privacy of Customer Proprietary Network Information, number porting, rural call completion reporting, disability access and discontinuance of service requirements. In November 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers, including VoIP service providers like Charter. The Tenth Circuit Court of Appeals upheld the rules in May 2014. The new rules will result in a substantial decrease in intercarrier compensation payments over a multi-year period. Charter received intercarrier compensation of approximately $23 million, $21 million and $19 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Factors Relating to the Comcast Transactions

As a result of the Comcast Transactions, current Charter stockholders’ ownership interest in Charter will be diluted from 100% to approximately 92%.

Immediately following the Comcast Transactions, it is expected that the current stockholders of Charter, who presently own 100% of Charter, will own approximately 92% of the outstanding common stock of Charter.  The Comcast Transactions therefore will result in substantial dilution of the ownership interest of the current Charter stockholders.  Additionally, due to the ownership dilution, Charter’s current stockholders as a group will be able to exercise less influence after the Comcast Transactions than they currently exercise over the management, operations and policies for Charter.  If GreatLand Connections raises less proceeds in the related financing transactions than currently contemplated, Charter is obligated pursuant to the Merger Agreement and the financing arrangements to increase its stock consideration paid in the Charter Merger, which would further dilute existing Charter stockholders.  Also, if the price at which shares of Charter trade were to be lower during the 60 days leading up to the closing of the Transactions, Charter would have to issue more shares further diluting existing Charter stockholders.

Completion of the Comcast Transactions is subject to many conditions and if these conditions are not satisfied or waived, the Comcast Transactions will not be completed.

Charter’s obligation and the obligation of Comcast to complete the Comcast Transactions are subject to satisfaction or waiver of a number of conditions, including, among others:

•	completion of Comcast’s acquisition of TWC;
•

expiration or termination of the Hart-Scott-Rodino Antitrust Improvement Act (“HSR Act”) waiting period and receipt of certain regulatory approvals for the Comcast Transactions, in most cases without the imposition of a burdensome condition;

•	unless not required under applicable law, approval by Charter’s stockholders;
•	receipt of opinions of counsel as to the tax-free nature of certain of the Comcast Transactions;
•	absence of injunction or legal impediment on any of the Comcast Transactions;
•	effectiveness of a registration statement for GreatLand Connections shares to be issued in the Comcast Transactions and approval for the listing on NASDAQ of those shares;
•	effectiveness of a registration statement for New Charter shares to be issued in the Comcast Transactions and approval for listing on NASDAQ of those shares;

•	accuracy of the representations and warranties with respect to each of the Comcast Transactions, subject to certain materiality thresholds;
•	performance of covenants with respect to each of the Comcast Transactions, subject to certain materiality thresholds;
•

with respect to Charter’s obligations, absence of a material adverse change with respect to the assets and liabilities transferred to Spinco and the assets and liabilities transferred by Comcast to Charter, taken as a whole, and with respect to Comcast’s obligations, absence of a material adverse change with respect to the assets and liabilities transferred by Charter to Comcast and absence of a material adverse effect with respect to Charter, and also with respect to Charter’s obligations, absence of the assertion by Charter’s financing sources of a material adverse effect with respect to Charter;

•	Spinco’s ability to incur indebtedness in an amount equal to at least 2.5 times its 2014 pro forma EBITDA of the Spinco cable systems; and
•	completion of the debt-for-debt exchange contemplated in connection with the GreatLand Connections spin-off from Comcast.

There can be no assurance that the conditions to closing of the Comcast Transactions will be satisfied or waived or that the Comcast Transactions will be completed.

In order to complete the Comcast Transactions, Charter along with Comcast must obtain certain governmental authorizations, and if such authorizations are not granted or are granted with conditions to the parties, completion of the Comcast Transactions may be jeopardized or the anticipated benefits of the Comcast Transactions could be reduced.

Completion of the Comcast Transactions is conditioned upon the expiration or early termination of the waiting periods relating to the Comcast Transactions under the HSR Act and the required governmental authorizations, including an order of the FCC, having been obtained and being in full force and effect. Although Charter and Comcast have agreed in the Comcast Agreement to use reasonable best efforts, subject to certain limitations, to obtain the required governmental authorizations, there can be no assurance that the relevant waiting periods will expire or that the relevant authorizations will be obtained. In addition, the governmental authorities with or from which these authorizations are required have broad discretion in administering the governing regulations. As a condition to authorization of the Comcast Transactions, these governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of Charter’s business after completion of the Comcast Transactions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Comcast Transactions or imposing additional material costs on or materially limiting the revenues of New Charter following the Comcast Transactions, or otherwise adversely affect Comcast’s business and results of operations after completion of the Comcast Transactions. In addition, there can be no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Comcast Transactions.

Charter has relied on publicly available information and ongoing diligence on the systems being acquired by Charter and by Spinco.

Charter has relied on publicly available information and ongoing diligence regarding the systems being acquired by Charter and by Spinco. The transaction terms accordingly provide for assumption by Charter and by Spinco of only those liabilities that are primarily related to the systems acquired by each of them respectively, and for valuation terms that will depend on actual carveout 2014 EBITDA (as defined in the Comcast Agreement) produced by such systems, including true-up adjustment payments related to EBITDA and, in some cases, working capital. However, it is possible that significant liabilities, present, future or contingent, may be assumed by Charter or Spinco that are not fully reflected in the valuation terms, and accordingly could have a material adverse effect on Charter and/or its investment in Spinco. Similarly, it is possible that certain assets required to operate the systems acquired by Spinco and/or Charter, such as licenses, technologies and/or employees, may not be transferred in the Comcast Transactions, requiring Spinco and/or Charter to incur additional costs and invest additional resources to procure such assets and/or hire employees with expertise in the transferred business, which may adversely affect Charter’s ability to realize the anticipated benefits of the Comcast Transactions. As Charter has already entered into the Comcast Agreement without any diligence conditions, its ongoing diligence is not expected to give rise to any material adjustments in the Comcast Transactions, and its ongoing diligence continues to focus on the transition of the to be acquired systems to its ownership or the provision of services in the case of GreatLand Connections.

Charter may not realize anticipated cost synergies and growth opportunities.

Charter expects that it will realize cost synergies, growth opportunities and other financial and operating benefits as a result of the Comcast Transactions.  Its success in realizing these cost synergies, growth opportunities and other financial and operating benefits, and the timing of this realization, depends on the successful integration of the business operations obtained in the Asset Exchange and Asset Purchase and its ability to provide certain services to GreatLand Connections effectively pursuant to a services agreement.  Even if Charter is able to integrate the business operations obtained in the Asset Exchange and Asset Purchase successfully, Charter cannot predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved.  For example, the benefits from the Comcast Transactions may be offset by costs incurred in integrating the new business operations or in obtaining or attempting to obtain regulatory approvals for the Comcast Transactions, or negatively impacted by potential programming dis-synergies that Charter may experience as a result of the Comcast Transactions.  Realization of any benefits and cost synergies could be affected by the factors described in other risk factors and a number of factors beyond Charter’s control, including, without limitation, general economic conditions, increased operating costs, the response of competitors and regulatory developments.

In addition, certain license and customer contracts which are required to be transferred to GreatLand Connections or Charter by Comcast require the consent of the licensor or customer party to the contract to effect this assignment.  Comcast, GreatLand Connections and Charter may be unable to obtain these consents on terms favorable to GreatLand Connections or Charter, respectively, or at all, which could have a material adverse impact on GreatLand Connections’ (and hence on us) or on Charter’s business, financial condition and results of operations after the Comcast Transactions.  There can be no assurance that third-party consents will be obtained prior to completion of the Comcast Transactions or at all.

The integration of the business acquired in the Asset Exchange and Asset Purchase with the businesses Charter operated prior to the Asset Exchange and Asset Purchase may not be successful or the anticipated benefits from the Asset Exchange and Asset Purchase may not be realized.

After consummation of the Asset Exchange and Asset Purchase, Charter will have significantly more systems, assets, investments, businesses, customers and employees than it did prior to the Asset Exchange and Asset Purchase. The process of integrating these assets with the businesses Charter operated prior to the Asset Exchange and Asset Purchase will require it to expend significant capital and significantly expand the scope of its operations and operating and financial systems. Charter’s management will be required to devote a significant amount of time and attention to the process of integrating the operations of the acquired assets with Charter’s operations before the Asset Exchange and Asset Purchase. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

•	integrating the operations of the acquired assets while carrying on the ongoing operations of the businesses Charter operated prior to the Asset Exchange and Asset Purchase;

•	integrating information, purchasing, provisioning, accounting, finance, sales, billing, payroll, reporting and regulatory compliance systems;
•	integrating and unifying the product offerings and services available to customers, including customer premise equipment and video user interfaces;
•	completing the conversion of analog systems to all-digital for the systems to be acquired;
•	managing a significantly larger company than before consummation of the Asset Exchange and Asset Purchase;
•	integrating separate business cultures;
•	attracting and retaining the necessary personnel associated with the acquired assets;
•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and
•	the impact on Charter’s business of providing services to Spinco which will also face the foregoing difficulties.

Charter and Comcast have agreed to provide each other with transition services in connection with the transferred systems and relevant assets. Providing such services could divert management attention and result in additional costs, particularly as Charter starts up infrastructure and staff to take over transition services and provides transition services to Comcast for former Charter systems. In addition, the inability to procure such services could negatively impact Charter’s expected results of operations.

There is no assurance that the assets acquired in the Asset Exchange and Asset Purchase will be successfully or cost-effectively integrated into the businesses Charter operated prior to the Asset Exchange and Asset Purchase. The process of integrating the acquired assets into Charter’s operations prior to the Asset Exchange and Asset Purchase may cause an interruption of, or loss of momentum in, the activities of its business. If Charter’s management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, Charter’s business could suffer and its liquidity, results of operations and financial condition may be materially adversely impacted.

Even if Charter is able to successfully integrate the new assets, it may not be possible to realize the benefits that are expected to result from the Asset Exchange and Asset Purchase, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Asset Exchange and Asset Purchase may be offset by costs incurred or delays in integrating the companies. Programming dis-synergies could also be larger than expected. If Charter fails to realize the benefits it anticipates from the acquisition, its liquidity, results of operations or financial condition may be adversely affected.

The value of Charter’s interests in GreatLand Connections following the Comcast Transactions may fluctuate from time to time based on factors beyond its control.

Following the Comcast Transactions, the value of Charter’s interests in GreatLand Connections will depend on GreatLand Connections’ operational performance and fluctuations in its share price.  Charter will not control the management and operations of GreatLand Connections, and will therefore not be able to prevent or address any decline in the operational performance or trading value of GreatLand Connections.  In addition, the operational performance and trading value of GreatLand Connections may be influenced by other factors outside Charter’s control, including risks resulting from the separation of the cable systems from Comcast; changes in earnings estimated by securities analysts or GreatLand Connections’ ability to meet those estimates; and domestic and foreign economic conditions.

If the operating results for GreatLand Connections following the Comcast Transactions are poor, Charter may not achieve the increases in revenues and earnings per share that it expects as a result of the Comcast Transactions.

Charter has projected that it will derive a portion of its revenues and earnings per share from GreatLand Connections after the Comcast Transactions, through receipt of a services fee of 4.25% of GreatLand Connections’ revenues pursuant to a services agreement.  In addition, it will record 33% of GreatLand Connections’ net income, which will also have an impact on its operating results.  Therefore, any negative impact on GreatLand Connections or the operations of GreatLand Connections' business could harm Charter’s operating results.  Some of the significant factors that could harm GreatLand Connections and the operations of the GreatLand Connections' business, and therefore harm Charter’s future operating results after the Comcast Transactions, include competitive pressure from existing or new companies and a decline in the markets served by GreatLand Connections.

If the operating results of the TWC assets acquired in the Asset Exchange and Asset Purchase are less than Charter’s expectations, or an increase in the capital expenditures to upgrade and maintain those assets as well as to keep pace with technological developments is necessary, Charter may not achieve the expected level of financial results from the Comcast Transactions.

Charter has projected that it will derive a portion of its revenues and earnings per share from the operation of the TWC assets that Charter will acquire in the Asset Exchange and Asset Purchase.  Therefore, any negative impact on the TWC assets to be acquired by Charter or the operating results derived from such exchanged and purchased assets could harm Charter’s operating results.

Charter’s business is characterized by rapid technological change and the introduction of new products and services.  Charter intends to make all-digital investments in the TWC assets acquired in the Comcast Transactions and transition toward only using two-way interactive set-top boxes. The increase in capital expenditures necessary for the all-digital investment and the transition toward two-way set-top boxes in the TWC assets may negatively impact the expected financial results from the Comcast Transactions. Charter may not be able to fund the capital expenditures necessary to keep pace with technological developments, execute the plans to do so, or anticipate the demand of its customers for products and services requiring new technology or bandwidth.  Charter’s inability to maintain, expand and upgrade its existing or acquired assets, including through all-digital initiatives for the TWC assets, could materially adversely affect Charter’s financial condition and results of operations.

Because of high debt levels, Charter may not be able to service its debt obligations in accordance with its terms after the Comcast Transactions.

Charter’s ability to meet its expense and debt service obligations contained in the agreements governing its indebtedness will depend on its future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors.  Should its sales decline after the Comcast Transactions, Charter may not be able to generate sufficient cash flow to pay its debt service obligations when due. If Charter is unable to meet its debt service obligations after the Comcast Transactions or should it fail to comply with its financial and other restrictive covenants contained in the agreements governing its indebtedness, Charter may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices or borrow more money.  Charter may not be able to, at any given time, refinance its debt, sell assets or borrow more money on terms acceptable to Charter or at all.  Charter’s inability to refinance its debt could have a material adverse effect on its financial condition and results from operations after the Comcast Transactions.

Charter may have difficulty attracting, motivating and retaining executives and other employees in light of the Comcast Transactions.

Uncertainty about the effect of the Comcast Transactions on its employees may have an adverse effect on Charter.  This uncertainty may impair its ability to attract, retain and motivate personnel until the Comcast Transactions are completed.  Employee retention may be particularly challenging during the pendency of the Comcast Transactions, as employees may feel uncertain about their future roles with Charter after the Comcast Transactions.  If Charter’s employees depart because of issues relating to the uncertainty and difficulty of integration, its ability to realize the anticipated benefits of the Comcast Transactions could be reduced.  Similar challenges exist for Charter in retaining employees being transferred to Charter in the Comcast Transactions and in attracting any additional personnel it may need after the Comcast Transactions.

A delay in the completion of the Comcast Transactions may diminish the anticipated benefits of the Comcast Transactions.

Completion of the Comcast Transactions is conditioned upon the receipt of certain governmental consents and approvals, orders, authorizations, and rulings, including the expiration or termination of any applicable waiting period (or extension thereof) under the HSR Act and the adoption of an order by the FCC granting its consent to the transfer of control or assignment of certain licenses and authorizations issued by the FCC.  The requirement to receive these consents and approvals, orders, authorizations and rulings before the Comcast Transactions could delay the completion of the Comcast Transactions if, for example, government agencies request additional information from the parties in order to facilitate their review of the Comcast Transactions or require any conditions precedent to granting their approval of the Comcast Transactions.  In addition, these governmental agencies may attempt to condition their approval of the Comcast Transactions on the imposition of conditions that could have a material adverse effect on Charter after the Comcast Transactions, including but not limited to its operating results or the value of Charter Class A common stock.  Any delay in the completion of the Comcast Transactions could diminish the anticipated benefits of the Comcast Transactions or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Comcast Transactions.  Any uncertainty over the ability of the companies to complete the Comcast Transactions could make it more difficult for Charter and GreatLand Connections to retain key employees or to pursue business strategies.  In addition, until the Comcast Transactions are completed, the attention of its management may be diverted from ongoing business concerns and regular business responsibilities to the extent management is focused on matters relating to the Comcast Transactions.

Failure to complete the Comcast Transactions could negatively impact Charter’s stock price and its future business and financial results.

If the Comcast Transactions are not completed for any reason, Charter’s ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Comcast Transactions, Charter would be subject to a number of risks such as:

•	Negative reactions from the financial markets, including negative impacts on its stock price;
•	Negative reactions from its customers, regulators and employees;
•

A requirement to pay significant costs relating to the Comcast Transactions, and will have significant costs related to the Comcast Transactions, such as interest on the $7.0 billion of debt incurred to fund the Comcast Transactions;

•

The Comcast Agreement places certain restrictions on the conduct of Charter’s business with respect to its assets being transferred to Comcast prior to completion of the Comcast Transactions. Such restrictions, the waiver of which is subject to the consent of the other party (in certain cases, not to be unreasonably withheld, conditioned or delayed), may have prevented Charter from taking certain specified actions or otherwise pursuing business opportunities during the pendency of the Comcast Transactions; and
•

Matters relating to the Comcast Transactions (including integration planning) will require substantial commitments of time and resources by Charter’s management and expenditures, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to Charter in the absence of the Comcast Transactions.

If the Comcast Transactions are not completed, the risks described above may materialize and they may adversely affect Charter’s business, financial condition, financial results and stock price.

In addition, Charter could be subject to litigation related to any failure to complete the Comcast Transactions or related to any enforcement proceeding commenced against Charter to perform its obligations under the Comcast Agreement.

If the Comcast Spin-Off does not qualify as a tax-free reorganization under Sections 368(a)(1)(D) and 355 of the Code, including as a result of subsequent acquisitions of stock of Spinco, then Comcast may recognize a very substantial amount of taxable gain and Spinco (and in certain circumstances, Charter) may be obligated to indemnify Comcast for these taxes.

The completion of the Comcast Transactions is conditioned upon the receipt of opinions from counsel as to the tax-free nature of certain of the Comcast Transactions, including the Comcast Spin-Off. The opinions of counsel will be based on, among other things, current law and certain assumptions and representations as to factual matters made by Comcast, Spinco and Charter. Any change in currently applicable law, which may be retroactive, or the failure of any representation to be true, correct and complete, could adversely affect the conclusions reached by counsel in the opinions. Moreover, the opinions will not be binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions reached in the opinions.

Even if the Comcast Spin-Off otherwise qualifies as a tax-free spin-off for U.S. federal income tax purposes, the Comcast Spin-Off will be taxable to Comcast pursuant to Section 355(e) of the Code if 50% or more of the stock of either Comcast or Spinco is acquired, directly or indirectly (taking into account the stock of Spinco acquired by New Charter in the Merger and the stock of Comcast and Spinco acquired by TWC stockholders in the transaction between Comcast and TWC and in the Comcast Spin-Off, respectively), as part of a plan or series of related transactions that includes the Comcast Spin-Off. Because Spinco stockholders that are former Comcast stockholders (exclusive of former TWC stockholders) will own more than 50% of the common stock of Spinco immediately after the Merger, the Merger, standing alone, is not expected to cause the Comcast Spin-Off to be taxable to Comcast under Section 355(e) of the Code. However, if the IRS were to determine that other acquisitions of Spinco common stock or Comcast common stock, either before or after the Comcast Spin-Off, are part of a plan or series of related transactions that includes the Comcast Spin-Off, such determination could result in the recognition of gain by Comcast under Section 355(e) of the Code. If Section 355(e) of the Code applied, Comcast might recognize a very substantial amount of taxable gain.

Under the tax sharing agreement that will be entered into by Comcast, Spinco and, to a limited extent, New Charter, in certain circumstances, and subject to certain limitations, Spinco will be required to indemnify Comcast against taxes on the Comcast Spin-Off that arise as a result of certain actions or failures to act by Spinco or as a result of certain changes in ownership of the stock of Spinco after the completion of the Comcast Transactions. Spinco will be unable to take certain actions after the Comcast Transactions because such actions could adversely affect the tax-free status of the Comcast Spin-Off, and such restrictions could be significant. If Spinco is required to indemnify Comcast in the event the Comcast Spin-Off is taxable, this indemnification obligation would be substantial and could have a material adverse effect on Spinco.

Moreover, under the tax sharing agreement, in certain circumstances, and subject to certain limitations, New Charter will be required to indemnify Comcast against taxes on the Comcast Spin-Off that arise from New Charter taking any actions that would result in New Charter holding Spinco shares in excess of the percentage of Spinco shares acquired in the Merger during the two-year period following the Comcast Spin-Off. If New Charter is required to indemnify Comcast in the event the Comcast Spin-Off is taxable, this indemnification obligation would be substantial and could have a material adverse effect on New Charter.

New Charter and Spinco will be unable to take certain actions after the Comcast Transactions because such actions could adversely affect the tax-free status of the Comcast Spin-Off, and the impact of such restrictions could be significant.

The tax sharing agreement will prohibit Spinco and New Charter from taking actions that could cause the Comcast Spin-Off to be taxable to Comcast.

In particular, for two years after the completion of the Comcast Transactions, Spinco and New Charter will not be permitted to take actions that would result in New Charter holding (or being treated as holding) Spinco shares in excess of the percentage of Spinco acquired by New Charter in the Merger and the stock of Comcast and Spinco acquired by TWC stockholders in the transaction between Comcast and TWC and in the Comcast Spin-Off, respectively), as part of a plan or series of related transactions that includes the Comcast Spin-Off. These actions could include entering into certain merger or consolidation transactions, certain stock issuances and certain other desirable strategic transactions.

Because of these restrictions, Spinco may be limited in the amount of stock that it can issue to make acquisitions or raise additional capital in the two years subsequent to the completion of the Charter Merger, which could have a material adverse effect on its liquidity and financial condition.

The tax sharing agreement will also provide that in certain circumstances, and subject to certain limitations, Spinco and New Charter will be required to indemnify Comcast against taxes on the Comcast Spin-Off that arise as a result of actions in violation of the prohibitions and limitations described above.  If Spinco or New Charter is required to indemnify Comcast in the event the Comcast Spin-Off is taxable, this indemnification obligation would be substantial and could have a material adverse effect on Spinco or New Charter, as applicable.

Charter will incur significant transaction-related costs in connection with the Comcast Transactions.

Charter expects to incur a number of non-recurring costs associated with the Comcast Transactions before, at and after closing the Comcast Transactions. Charter also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems implementation costs and employment-related costs. Charter continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Comcast Transactions and integration. Although Charter expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow Charter to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. In addition, if the Comcast Transactions are not consummated, Charter would bear some or all of these costs without the benefit of efficiencies from the integration of the businesses. Such costs could have a material adverse impact on Charter’s financial results.

Sales of Charter’s common stock after the Comcast Transactions may negatively affect the market price of New Charter common stock.

The shares of Charter’s common stock to be issued in the Comcast Transactions to holders of Spinco common stock (initially, the Comcast shareholders) will generally be eligible for immediate resale. The market price of Charter’s common stock could decline as a result of sales of a large number of shares of Charter’s common stock in the market after the consummation of the Comcast Transactions or even the perception that these sales could occur.

Currently, Comcast stockholders may include index funds that have performance tied to the Standard & Poor’s 500 Index or other stock indices, and institutional investors subject to various investing guidelines. Because New Charter may not be included in these indices following the consummation of the Comcast Transactions or may not meet the investing guidelines of some of these institutional investors, these index funds and institutional investors may decide to or may be required to sell the common stock that they receive in the Comcast Transactions. These sales, or the possibility that these sales may occur, may also make it more difficult for New Charter to obtain additional capital by selling equity securities in the future at a time and at a price that it deems appropriate.

Factors Relating to TruePosition

There can be no assurance that the recent acquisition of Skyhook will be beneficial.

On February 14, 2014, TruePosition completed the acquisition of Skyhook, a global location network with more than 1 billion geocoded access points. There can be no assurance that the Skyhook acquisition will achieve the desired benefits of the transaction, which include increasing TruePosition’s competitive position and other potential synergies, or that Skyhook will continue to expand its customer base as anticipated, which is critical to Skyhook’s revenue generation. In addition, TruePosition incurred significant transaction and acquisition-related fees and costs. If the Skyhook acquisition is not accretive to TruePosition’s business and operations, it could materially adversely affect the financial condition of TruePosition.

TruePosition and its subsidiary Skyhook face competition from multiple sources.

TruePosition faces competition from a second provider of Uplink Time Difference of Arrival “UTDOA”, Commscope, and from the suppliers of other wireless location technologies and solutions, such as GPS, Observed Time Difference of Arrival “OTDOA” and Terrestrial Beacons, which provide similar location-based products and services to TruePosition. Skyhook faces competition from Google, Inc. “Google”, HERE (a division of Nokia) and smaller regional or niche market competitors, as providers of location-based services and products. Certain of these competitors are substantially larger than TruePosition or Skyhook, as applicable, and have greater financial, technical, marketing and other resources. Thus, many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in its markets, and often have broader product lines and market focus, have greater brand recognition and may not be as susceptible to downturns in a single market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, may be able to respond more rapidly to new or emerging technologies or changes in customer requirements and may be capable of delivering more complete solutions than TruePosition or Skyhook is able to provide. If large enterprises that currently do not compete directly with TruePosition or Skyhook choose to enter its markets by acquisition or otherwise, competition would likely intensify. In addition, the growth of new location technologies currently in development may further increase competition to provide these new technologies. If TruePosition and Skyhook are not able to compete successfully for customers, the financial position of TruePosition may be materially adversely affected.

The revenue of TruePosition and Skyhook each depend on a limited number of customers, and the loss of their more significant customers could adversely affect the business of TruePosition.

TruePosition and its operating subsidiary Skyhook derive a significant amount of their respective revenue from a limited number of customers, and it is anticipated that these customers will continue to represent a significant portion of the revenue of TruePosition and Skyhook individually and in the aggregate. Because they depend on a limited number of customers, the loss of any one of these customers could have a material adverse effect on the operating results of TruePosition. Certain of these customers may fail to renew their contracts with TruePosition or Skyhook from time to time, creating additional risk with respect to the potential loss of revenue from these customers. For example, one of TruePosition’s former largest clients, T-Mobile USA “T-Mobile”, failed to renew its contract with TruePosition and ceased using TruePosition’s services at the end of 2011, which resulted in a material reduction in TruePosition’s revenue. In addition, TruePosition has been largely dependent since 2012 on one wireless carrier, which accounted for approximately 90% of TruePosition’s overall revenue, and this contract expires on January 1, 2016. The loss or reduction of business from one or a combination of these existing customers of True Position or Skyhook would materially adversely affect revenue, financial condition and results of operations of TruePosition.

The revenue of TruePosition and Skyhook each depend on the commercial deployment of wireless and other communications technologies and their ability to continue to drive customer demand for their products and services in a rapidly evolving and developing industry.

TruePosition and Skyhook each develop, patent and commercialize products and services based on wireless and other communications technologies. They depend on their customers, licensees, operators of these wireless technologies and networks and other industries to use and timely deploy their products and services. TruePosition and Skyhook also depend on their customers and licensees to develop products and services with value-added features to drive sales as well as consumer demand for new wireless devices. As a result, TruePosition and Skyhook must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services, and they must be able to incorporate new technologies into their products and services in order to address the needs of their customers. The failure to successfully introduce new or enhanced products and services on a timely and cost-competitive basis that comply with evolving industry standards and regulations or the inability to continue to market existing products on a cost-competitive basis could have a material adverse effect on TruePosition’s results of operations and financial condition.

In addition, in order to successfully develop and market certain of TruePosition’s or Skyhook’s products and services, TruePosition or Skyhook may be required to enter into technology development or licensing agreements with third parties. TruePosition and Skyhook cannot provide assurances that they will be able to timely enter into any necessary technology development or licensing agreements on reasonable terms, or at all.

Changes to the regulatory environment in which TruePosition or Skyhook’s customers operate may negatively impact their business.

In the U.S., the FCC regulates wireless carriers, wireless services and E- 9-1-1 requirements. FCC regulatory actions affecting wireless carriers and services and E-9-1-1 requirements may adversely affect TruePosition’s wireless phone and device location technology and the positioning services offered by Skyhook. The E-9-1-1 location accuracy requirements originally adopted by the FCC in 1996 applied only to 911 calls originating outdoors, but the new rules adopted by the FCC on January 29, 2015 extend location accuracy requirements to E-9-1-1 calls. However, because of the increased use of wireless phones indoors, on January 29, 2015, the FCC adopted indoor location accuracy rules its Fourth Report and Order in its E-9-1-1 location accuracy proceeding. Under the new rules, all wireless providers generally must provide horizontal location information for 40% of all wireless 911 calls within 2 years of the effective date of the Fourth Report and Order (April 30, 2015), 50% within 3 years, 70% within 5 years and 80 % within 6 years of the effective date. Wireless providers also must meet specific requirements for the provision of vertical location information for wireless 911 calls within three-to-eight years of the effective date.  Smaller wireless providers may have additional time to comply with certain of the horizontal and vertical benchmarks. Implementation of the rules may be delayed if a party to the rulemaking proceeding challenges the rules in federal court.

A distinguishing characteristic of TruePosition’s UTDOA and Skyhook’s WiFi technologies are their ability to locate wireless devices indoors, where GPS signals may be compromised or blocked. As the rules currently stand, they may offer opportunity to TruePosition’s and/or Skyhook’s technologies. However, even if TruePosition and/or Skyhook is able to produce and provide products and services compliant with these regulations, much uncertainty exists as to whether TruePosition or Skyhook will be able to successfully compete for carrier contracts.

TruePosition will be actively competing for carrier contracts required to comply with the regulations. Even if TruePosition is able to produce and provide products and services compliant with these regulations, until information regarding any compliant products and services offered by TruePosition’s competitors becomes available, much uncertainty exists as to whether TruePosition will be able to successfully compete for carrier contracts.

Other U.S. regulatory agencies also may seek to regulate aspects of the services provided by TruePosition and Skyhook. Further, to the extent TruePosition and Skyhook operate abroad, both businesses are subject to potential action by foreign regulatory agencies. TruePosition cannot anticipate how such additional regulation by the FCC, another U.S. Government agency, or any foreign regulator will affect its businesses.

The success of TruePosition and Skyhook depends on the integrity of their systems and infrastructures.

TruePosition and Skyhook rely on their enterprise resource planning systems to support such critical business operations as processing sales orders and invoicing, purchasing and supply chain management, human resources and financial reporting. Portions of TruePosition’s or Skyhook’s IT infrastructure may experience interruptions of service or produce errors in connection with systemic failures, systems integration or migration work that takes place from time to time. TruePosition and Skyhook may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. If TruePosition and Skyhook are unable to successfully implement major systems initiatives and maintain critical information systems, they could encounter difficulties that could have a material adverse impact on TruePosition’s business.

Furthermore, the businesses of TruePosition and Skyhook depend on delivering products and services to customers of consistently high quality and reliability. If the services offered by TruePosition or Skyhook were to fail or not to perform as expected, their services could be rendered ineffective, and any significant or systemic service failure could also result in a loss of customer confidence, as well as reputational damage, resulting in a material adverse impact on TruePosition’s business.

Privacy concerns relating to the technology of TruePosition and Skyhook could damage their reputations and deter current and potential users from using their products and applications.

Concerns about the practices of TruePosition and Skyhook with regard to the collection, use, disclosure, or security of personal information, user location information or other privacy related matters, even if unfounded, could damage their reputations and operating results. While TruePosition and Skyhook strive to comply with all applicable data protection laws and regulations, as well as their own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against TruePosition or Skyhook by government entities or others, or could cause them to lose users and customers, which could potentially have an adverse effect on TruePosition’s business.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with the data practices of TruePosition and Skyhook. If so, in addition to the possibility of fines, this could result in an order requiring changes in the data practices of TruePosition and Skyhook, which could have an adverse effect on the business and results of operations of TruePosition. Complying with these various laws could result in the incurrence of substantial costs or require changes to business practices in a manner adverse to the business of TruePosition and Skyhook.

Security breaches and other disruptions, including as a result of cyber attacks, could compromise the information collected and stored by TruePosition and Skyhook and expose them to liability, which would cause business and reputational damage.

In the ordinary course of their respective businesses, each of TruePosition and Skyhook collect and store sensitive data, including intellectual property, their proprietary business information and that of their customers and suppliers, and potentially personally identifiable information of their users and employees, in their facilities and on their networks. The secure processing, maintenance and transmission of this information is important to their operations. Despite security measures in place at TruePosition and Skyhook, their information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error or other disruptions. Any such breach could compromise their networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disruption of operations, reputational damage, and cause a loss of confidence, which could adversely affect TruePosition’s business and revenue.

Actions taken by TruePosition and Skyhook to adequately protect their respective intellectual property rights, such as litigation to defend against alleged infringement of intellectual property rights or to enforce their intellectual property rights, could result in substantial costs, and their ability to compete could be harmed if they fail to take such actions or are unsuccessful in doing so.

TruePosition and Skyhook rely primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, licensing arrangements and other methods to protect their intellectual property in the United States and internationally. TruePosition and Skyhook have numerous patents issued, allowed and pending in the United States and/or in foreign jurisdictions which primarily relate to products and the technology used in connection with the products and services offered by TruePosition and Skyhook. TruePosition and Skyhook cannot be certain that the steps they have taken, or may take in the future, will prevent the misappropriation or unauthorized use of their proprietary information and technologies, particularly in foreign countries where international treaties, organizations and foreign laws may not protect their proprietary intellectual property rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective. Any pending patent applications and any future applications may not be approved, and any issued patents may not provide TruePosition or Skyhook with competitive advantages or may be challenged, invalidated, infringed, circumvented or misappropriated by third parties. Other companies, including some of TruePosition’s and Skyhook’s largest competitors, hold intellectual property rights in its industry and the intellectual property rights of others could inhibit TruePosition’s and Skyhook’s ability to introduce new products and services unless it secures necessary licenses on commercially reasonable terms. Furthermore, as the number of issued patents increases and as competition intensifies, the volume of intellectual property infringement claims and lawsuits may also increase. TruePosition and Skyhook may in the future become involved in lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by TruePosition or Skyhook or parties that they have agreed to indemnify for certain claims of infringement. Third parties may also claim that employees of TruePosition or Skyhook have misappropriated or divulged their former employers’ trade secrets or confidential information. An unfavorable ruling in any such intellectual property related litigation could include significant damages, invalidation of a patent or family of patents, indemnification of customers, payment of lost profits, or, when it has been sought, injunctive relief.

In addition, TruePosition and Skyhook have been required and may be required in the future to initiate litigation in order to assert claims of infringement of their intellectual property, enforce patents issued or licensed to them, protect their trade secrets or know-how or to determine the scope and/or validity of a third party’s patent or other proprietary rights. TruePosition and Skyhook also have been and may in the future be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could subject TruePosition or Skyhook to significant costs or liabilities or require them to cease using proprietary third party technology and, consequently, could have a material adverse effect on the results of operations and financial condition of TruePosition. Any such litigation could also result in rulings impacting the validity or enforceability of TruePosition’s or Skyhook’s patents, which could result in new or increased competition that could have a material adverse effect on TruePosition’s results of operations and financial condition. For example, Skyhook is currently involved in litigation with Google, in which Skyhook is alleging the infringement by Google of eight of Skyhook’s patents involving location technology. See “Item 3 – Legal Proceedings.” If infringement claims are made against TruePosition or Skyhook or their products are found to infringe a third parties’ patent or intellectual property, TruePosition, Skyhook or one of their indemnitees may have to seek a license to the third parties’ patent or other intellectual property rights. However, TruePosition and Skyhook may not be able to obtain licenses at all or on terms acceptable to them particularly from their competitors. If they or one of their indemnitees is unable to obtain a license from a third party for technology that TruePosition or Skyhook use or that is used in one of their products, TruePosition or Skyhook could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of their products. They may also have to make royalty or other payments, cross license their technology or make payments pursuant to third party indemnitees. See “Item 3 – Legal Proceedings” for additional information about pending litigation and indemnification claims.

In addition, TruePosition maintains as its trade secrets certain data compilations and other information. Breach of one or more of these trade secrets could have a material adverse effect on TruePosition’s results of operations and financial condition.

Factors Relating to the Broadband Spin-Off

We may have a significant indemnity obligation to Liberty if the Broadband Spin-Off is treated as a taxable transaction.

In connection with the Broadband Spin-Off, Liberty received an opinion of tax counsel to the effect that the Broadband Spin-Off will qualify as a tax-free transaction to Liberty and its stockholders under Section 355, Section 368(a)(1)(D) and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), except with respect to the receipt of cash in lieu of fractional shares.  An opinion of tax counsel is not binding on the IRS or the courts, and the conclusions expressed in such opinion could be challenged by the IRS, and a court could sustain such challenge.  In December 2014, the IRS completed its review of the Broadband Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction.  If it is determined however, for whatever reason, that the Broadband Spin-Off does not qualify for tax-free treatment, Liberty and/or its stockholders could incur significant tax liabilities.

Prior to the Broadband Spin-Off, we entered into a tax sharing agreement with Liberty.  Under this agreement, Liberty is generally responsible for any taxes and losses resulting from the failure of the Broadband Spin-Off to qualify as a tax-free transaction; however, we are required to indemnify Liberty for any taxes and losses which (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by us (applicable to actions or failures to act by our company and our subsidiaries following the completion of the Broadband Spin-Off), or (ii) result from the application of Section 355(e) of the Code to the Broadband Spin-Off as a result of the treatment of the Broadband Spin-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in the stock of our company or any successor corporation.  Our indemnification obligations to Liberty are not limited in amount or subject to any cap.  If we are required to indemnify Liberty for taxes and losses resulting from the failure of the Broadband Spin-Off to qualify as tax-free, we may be subject to substantial liabilities, which could materially adversely affect our financial position.

To preserve the tax-free treatment of the Broadband Spin-Off, we may determine to forego certain transactions that might have otherwise been advantageous to our company, including certain asset dispositions or other strategic transactions for some period of time following the Broadband Spin-Off.  In addition, our indemnity obligation related to the Broadband Spin-Off under the tax sharing agreement might discourage, delay or prevent a change of control transaction for some period of time following the Broadband Spin-Off.

Our company has overlapping directors and officers with Liberty, Liberty Interactive and Liberty TripAdvisor Holdings, Inc., which may lead to conflicting interests.

As a result of the Broadband Spin-Off, the September 2011 separation of Starz from Liberty and the January 2013 spin-off of Liberty from Starz, most of the executive officers of Broadband also serve as executive officers of Liberty, Liberty Interactive and Liberty TripAdvisor Holdings, Inc. (“TripCo”) and there are overlapping directors. None of these companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty, Liberty Interactive,

TripCo or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty, Liberty Interactive or TripCo pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Our company has renounced its rights to certain business opportunities and our restated certificate of incorporation will provide that no director or officer of our company will breach their fiduciary duty and therefore be liable to our company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Liberty, Liberty Interactive and TripCo) instead of our company, or does not refer or communicate information regarding such corporate opportunity to our company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of our company or as a director or officer of any of our subsidiaries, and (y) such opportunity relates to a line of business in which our company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty or Liberty Interactive and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty, Liberty Interactive or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Our inter-company agreements were negotiated while we were a subsidiary of Liberty.

We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Liberty for certain of our businesses. In addition, we entered into a services agreement with Liberty pursuant to which it will provide to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we will reimburse them on a fixed fee basis. The terms of all of these agreements were established while we were a wholly-owned subsidiary of Liberty, and hence may not be the result of arms’ length negotiations. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements after the Broadband Spin-Off.

Factors Relating to our Common Stock and the Securities Market

Our stock price may be affected by the results of operation of Charter and developments in its business.

The fair value of our investment in Charter, on an as-converted basis, was approximately $4.8 billion as of December 31, 2014, which represents all of our total market value following the Broadband Spin-Off. As a result of the Spin-Off, our stock price will be directly affected by the results of operations of Charter and the developments in its business.

Although our Series B common stock is quoted on the OTC Markets, there is no meaningful trading market for the stock.

Our Series B common stock is not widely held, with approximately 95% of the outstanding shares immediately following the Broadband Spin-Off beneficially owned by John C. Malone, the Chairman of the board and a director of our company. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of "bid" and "ask" quotations, and market conditions. Each share of the Series B common stock is convertible, at any time at the option of the holder, into one share of our Series A common stock, which is listed and traded on the Nasdaq Global Select Market under the symbol "LBRDA."

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent auditors are required to issue an opinion on management’s assessment of those matters. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be tested in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2015. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include the following:

•

authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;
•	limiting who may call special meetings of stockholders;
•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•

requiring stockholder approval by holders of at least 80% of our voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our certificate of incorporation; and

•

the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

In addition, John C. Malone currently beneficially owns shares representing the power to direct approximately 47.1% of the aggregate voting power in our company, due to his beneficial ownership approximately 95% of the outstanding shares of our Series B common stock as of February 28, 2015.

Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.

Principles of Delaware law and the provisions of our certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders regardless of class or series and does not have separate or additional duties to any group of stockholders. As a result, in some circumstances, our directors may be required to make a decision that is viewed as adverse to the holders of one series of our common stock. Under the principles of Delaware law and the business judgment rule, holders may not be able to successfully challenge decisions that they believe have a disparate impact upon the holders of one series of our stock if our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of all of our stockholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

Liberty Broadband

In connection with the Broadband Spin-Off, a wholly-owned subsidiary of Liberty entered into a facilities sharing agreement with Liberty Broadband, pursuant to which Liberty Broadband shares office facilities with Liberty, Liberty Interactive and Liberty TripAdvisor Holdings, Inc. located at 12300 Liberty Boulevard, Englewood, Colorado.

Charter

Charter’s principal physical assets consist of cable distribution plant and equipment, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems, and customer premise equipment for each of its cable systems.

Charter’s cable plant and related equipment are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches. Charter owns or leases real property for signal reception sites, and owns its service vehicles.

Charter’s subsidiaries generally lease space for business offices. Charter’s headend and tower locations are located on owned or leased parcels of land, and it generally owns the towers on which its equipment is located. Charter Holdco owns the land and building for its St. Louis corporate office. Charter leases space for its offices in Denver, Colorado and for its corporate headquarters in Stamford, Connecticut.

The physical components of Charter’s cable systems require maintenance as well as periodic upgrades to support the new services and products Charter introduces. Charter believes that its properties are generally in good operating condition and are suitable for its business operations.

TruePosition

TruePosition has its corporate headquarters in Berwyn, Pennsylvania. TruePosition leases its 70,000 square foot facility for its headquarters and research and development operations pursuant to a lease agreement which expires in 2017.

Skyhook has its corporate headquarters in Boston, Massachusetts. Skyhook leases its 7,900 square foot facility for its headquarters pursuant to a lease agreement which expires in 2018.

Item 3. Legal Proceedings

Charter

On January 15, 2014, the California Department of Justice, in conjunction with the Alameda County, California District Attorney’s Office, initiated an investigation into whether Charter’s waste disposal policies, practices, and procedures violate the provisions of the California Health and Safety Code, the California Hazardous Waste Control Law, and any of their related regulations. Charter is cooperating with the investigation. At this time Charter does not expect that its outcome will have a material effect on its operations, financial condition, or cash flows.

Charter is a defendant or co-defendant in several unrelated lawsuits involving alleged infringement of various patents relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases. In the event that a court ultimately determines that Charter infringes on any intellectual property rights, Charter may be subject to substantial damages and/or an injunction that could require Charter or its vendors to modify certain products and services it offers to its subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue. While Charter believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to Charter’s consolidated financial condition, results of operations, or liquidity.

Charter is also a party to other lawsuits and claims that arise in the ordinary course of conducting its business, including lawsuits claiming violation of anti-trust laws and violation of wage and hour laws. The ultimate outcome of these other legal matters pending against Charter or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our or Charters’ consolidated financial condition, results of operations, or liquidity, such lawsuits could have in the aggregate a material adverse effect on ours or Charter’s consolidated financial condition, results of operations, or liquidity. Whether or not Charter ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure its reputation.

TruePosition

On July 21, 2011, TruePosition filed an antitrust lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against LM Ericsson Telephone Company “Ericsson”, the Third Generation Partnership Project (3GPP) and certain other defendants arising from the standard setting processes for LTE wireless data communication technology as it pertains to location technology. The case has been settled, in cash and for other considerations, and was formally dismissed in its entirety on July 30, 2014. Defendants 3GPP and Ericsson did not contribute to the cash settlement. With respect to the defendants that contributed to the cash portion of the settlement, such cash was provided with no finding or implication of liability to avoid the expenditure of litigation costs exceeding the settlement amount, and in consideration for TruePosition’s withdrawal of accusations of wrongdoing.

On September 10, 2010, Skyhook filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Google. In March 2014, Skyhook amended its lawsuit to add additional claims. In total, Skyhook alleges that Google is infringing on eight Skyhook patents involving location technology and seeks an injunction and/or award of damages in an amount to be determined at trial. The case had been scheduled to be tried before a jury commencing March 9, 2015. On March 5, 2015, the District Court issued an order that states that the court was advised by the parties that the case has been settled and thereby dismissed the action without costs and without prejudice to the right person, upon good cause shown within 45 days, to reopen the action if settlement is not consummated. In addition, on September 10, 2010, Skyhook filed a companion case in State Superior Court in Massachusetts alleging that Google improperly interfered with contracts that Skyhook entered into with a number of important Android OEM manufacturers. In October 2013, the state court granted summary judgment to Google. On November 16, 2014, the Appeals Court of Massachusetts affirmed the Superior Court’s dismissal and that judgment is now final.

In the normal course of business, TruePosition provides indemnification to certain customers against specified claims that might arise against those customers from the use of TruePosition’s products. To date, TruePosition has not had to reimburse any of its customers for any losses related to these indemnification provisions. Although six such claims are currently pending, no legal proceedings have been instituted with respect to such claims. TruePosition is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although TruePosition’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

 Item 5.Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities.

Market Information

Our Series A and Series C common stock have been outstanding since November 2014.   Each series of our common stock trades on the Nasdaq Global Select Market.  The following table sets forth the range of high and low sales prices of shares of our common stock for the year ended December 31, 2014, for the period they were outstanding.

Liberty Broadband Corporation
	Series A		Series B		Series C
	(LBRDA)		(LBRDB)		(LBRDK)
	High	Low	High	Low	High	Low
2014
Fourth quarter (after November 4, 2014)	$55.35	44.63	50.00	48.00	54.74	42.12

On November 5, 2014, our Series B common stock became eligible for quotation on the OTC Markets under the symbol "LBRDB," but it is not actively traded. There can be no assurance that a regular trading market will develop for our Series B common stock or, if such a market is developed, that it will be sustained. Since our Series B common stock began quotation on the OTC Markets, the range of high and low last reported prices was $50.00 to $48.00, as reported by the OTC Markets. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Holders

As of February 28, 2015, there were approximately 1,024, 72 and 1,287 holders of our Series A, Series B and Series C common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of stockholders.

Item 6.Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2014	2013	2012	2011 (3)	2010
Summary Balance Sheet Data:	amounts in thousands
Cash and cash equivalents	$44,809	9,251	10,031	30,890	31,677
Investments in available for sale securities	$360,762	326,700	232,648	151,581	157,852
Investment in affiliates, accounted for using the equity method (2)	$2,498,804	2,402,024	—	—	—
Intangible assets not subject to amortization (1)	$27,166	20,669	20,669	20,669	20,669
Intangible assets subject to amortization, net (1)	$12,915	429	1,562	3,645	5,540
Total assets	$3,003,932	2,909,379	315,634	254,784	719,073
Long-term debt	$372,000	—	—	—	—
Deferred income tax liabilities, noncurrent	$—	24,338	43,014	21,422	57,330
Total equity (deficit)	$2,494,769	2,779,194	196,459	161,128	(440,587)

	Years Ended December 31,
	2014	2013	2012	2011 (3)	2010
Summary Statement of Operations Data:	amounts in thousands, except per share amounts
Revenue	$69,045	77,363	83,098	1,136,934	136,186
Operating income (loss)	$(42,974)	(88)	7,879	640,359	60,048
Share of earnings (losses) of affiliates (2)	$(127,573)	(76,090)	—	—	(2,321)
Realized and unrealized gains (losses) on financial instruments	$51,189	97,860	57,582	(4,150)	58,019
Gain (loss) on dilution of investment in affiliate	$(87,158)	(92,933)	—	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$(134,605)	(41,728)	44,196	607,374	62,342
Basic and diluted earnings (loss) per common share (4)	$(1.52)	(0.47)	0.50	6.88	0.71

(1)

As discussed in note 2 to the accompanying consolidated financial statements, TruePosition acquired 100% of the outstanding common shares of Skyhook, a Delaware corporation, on February 14, 2014 for approximately $57.5 million in cash.

(2)

As discussed in note 6 to the accompanying consolidated financial statements, in May 2013, Liberty acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter at the time of purchase.

(3)	In 2011 TruePosition recognized $1,014 million of previously deferred revenue and $405 million of deferred costs associated with two separate contracts.
(4)

The Company issued 85,761,332 common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock outstanding upon the completion of the Broadband Spin-Off on November 4, 2014. Additionally, Liberty Broadband distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Broadband common stock as of the rights record date.  Because of the discount, the rights offering is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding based on a factor determined by the fair value per share immediately prior to the rights exercise and the theoretical fair value after the rights exercise. The number of shares issued upon completion of the Broadband Spin-Off, adjusted for the rights factor, was used to determine both basic and diluted earnings (loss) per share for the years ended December 31,

2013 and 2012 and for the period from January 1, 2014 through the date of the Broadband Spin-Off, as no Company equity awards were outstanding prior to the Broadband Spin-Off. Basic earnings (loss) per share subsequent to the Broadband Spin-Off was computed using the weighted average number of shares outstanding (“WASO”) from the date of the completion of the Broadband Spin-Off through December 31, 2014, adjusted for the rights factor. Diluted earnings per share subsequent to the Broadband Spin-Off was computed using the WASO from the date of the completion of the Broadband Spin-Off through December 31, 2014, adjusted for the rights factor and potentially dilutive equity awards outstanding during the same period.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty,” formerly named Liberty Spinco, Inc.) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). At 5:00 p.m., New York City time, on November 4, 2014, the Broadband Spin-Off was completed and shares of Liberty Broadband common stock were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them as of 5:00 p.m., New York City time on October 29, 2014 (the record date) for the Broadband Spin-Off, with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they held as of 5:00 p.m., New York City time, on December 4, 2014 (the rights record date) at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges. The Broadband Spin-Off and rights offering are intended to be tax-free to stockholders of Liberty. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband.

The financial information represents a combination of the historical financial information of TruePosition, Liberty Broadband’s interest in Charter, Liberty’s minority equity investment in Time Warner Cable and certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call options. This financial information refers to the combination of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” here and in the notes to the consolidated financial statements.

Strategies and Challenges

Executive Summary

Our results prior to May 2013 were largely dependent on the operating performance of TruePosition. In 2013 and future periods, results for Liberty Broadband will be largely dependent upon the operating performance of Charter. Therefore, the executive summary below contains the strategies and challenges of TruePosition and Charter.

TruePosition was incorporated on November 24, 1992. TruePosition develops and markets technology for locating wireless phones and other wireless devices on a cellular network, enabling wireless carriers and government agencies to provide public safety E-9-1-1 services domestically and services in support of national security and law enforcement worldwide. “E-9-1-1” or “Enhanced 9-1-1” refers to a FCC mandate requiring wireless carriers to implement wireless location capability. TruePosition’s location system is a passive network overlay system designed to enable mobile wireless service providers to determine the location of all network wireless devices, including cellular and PCS telephones. Using its patented U-TDOA and other technologies, TruePosition’s location system calculates the latitude and longitude of a designated wireless telephone or transmitter and forwards the information in real time to application software. TruePosition’s offerings cover major wireless air interfaces.

On February 14, 2014, TruePosition completed the acquisition of Skyhook.  Skyhook operates a global location network with more than 1 million geocoded access points, providing hybrid wireless positioning technology and contextual location intelligence solutions worldwide.  The large amount of data collected by Skyhook powers all of its products, providing Skyhook the ability to offer location and geo-informed context to any mobile app or device.  Skyhook's location-based context solutions provide a way for companies and agencies to understand consumers' mobile behavior and improve mobile customer experience, while also allowing advertisers to reach their audiences in new and relevant ways. The FCC recently passed certain indoor accuracy standards for E-9-1-1 services that TruePosition believes its services would meet or exceed which could provide further opportunity for work with wireless carriers in the future.

Charter is one of the largest providers of cable services in the United States with approximately 6.2 million residential and commercial customers at December 31, 2014, offering a variety of entertainment, information and communications solutions to residential and commercial customers, including traditional cable video programming, Internet services, and voice services, as well as advanced video services such as OnDemandTM, HD television and DVR service. Charter also sells local advertising on cable networks and provides fiber connectivity to cellular towers. Its infrastructure consists of a hybrid of fiber and coaxial cable plant with approximately 12.9 million estimated passings, with 97% at 550 MHz or greater and 98% of plant miles two-way active and 99% of plant all-digital. A national IP infrastructure interconnects Charter markets. Liberty acquired its interest in Charter on May 1, 2013. At December 31, 2014, Liberty Broadband owned approximately 28.8 million shares of Charter common stock, representing an approximate 26% ownership interest in the issued and outstanding shares. Under the Charter Stockholders Agreement, Liberty has the right to nominate four directors to the Charter board of directors, subject to certain exclusions and requirements. Liberty Broadband also has the right to cause one of its nominees to serve on the nominating and corporate governance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees. These rights were transferred from Liberty to Liberty Broadband in connection with the Broadband Spin-Off.

Key Drivers of Revenue

TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records for wireless phones and other wireless devices on a cellular network and from the design, installation, testing and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support. Through its Skyhook subsidiary, TruePosition earns revenue from device manufacturers, application providers and advertising networks by licensing access to Skyhook’s location and geo-informed context network.

Charter revenue is derived principally from the monthly fees customers pay for the residential and commercial video, Internet and voice services provided. Charter also earns revenue from one-time installation fees and advertising sales. Charter expects to continue to grow revenue by increasing the number of products in the company’s current customer homes and obtaining new customers with an improved value offering. In addition, Charter expects to increase revenue by expanding the sales of services to its commercial customers.

Current Trends Affecting Our Business

TruePosition’s location system competes against a number of other satellite and terrestrial based location technology offerings. In addition, there are a number of new location technologies in development which may further increase competition to be a location solution for new air interfaces to provide commercial location based services and to meet more stringent commercial and governmental accuracy standards. Other large technology companies, such as Google, similarly facilitate the provision of location information to devices and applications operating on their mobile platforms.

Charter faces competition for both residential and commercial customers in the areas of price, service offerings, and service reliability. With respect to its residential business, Charter competes with other providers of video, high-speed Internet access, telephone services, and other sources of home entertainment. With respect to its commercial business, Charter competes with other providers of video, high-speed Internet access and related value-added services, fiber solutions, business telephony, and Ethernet services. In the broadband communications industry, Charter’s principal competitors for video services are DBS and telephone companies that offer video services. Charter’s principal competitors for high-speed Internet services are the broadband services provided by telephone companies, including both traditional DSL, fiber-to-the-node, and fiber-to-the-home offerings. Charter’s principal competitors for telephone services are established telephone companies, other telephone service providers, and other carriers, including VoIP providers. At this time, Charter does not consider other traditional cable operators to be significant competitors in the overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level). Charter could, however, face additional competition from multi-channel video providers if they began distributing video over the Internet to customers residing outside their current territories.

TruePosition and Charter must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. These companies must be able to incorporate new technologies into their products and services in order to address the needs of their customers.

Results of Operations—Consolidated

Consolidated operating results:

	Years ended December 31,
	2014	2013	2012
	amounts in thousands
Revenue	$69,045	77,363	83,098
Operating expenses, excluding stock-based compensation
Cost of goods sold	829	15,993	20,358
Operating expense	6,670	7,449	9,223
Selling, general and administrative	46,946	33,317	25,881
Research and development	18,311	15,314	16,301
Adjusted OIBDA	(3,711)	5,290	11,335
Stock-based compensation	999	996	(2,383)
Depreciation and amortization	9,043	4,382	5,839
Gain on legal settlement	(6,000)	—	—
Impairment of intangible assets	35,221	—	—
Operating income (loss)	$(42,974)	(88)	7,879

Revenue

Revenue decreased $8.3 million and $5.7 million for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. The decrease in 2014 is primarily due to reduced domestic hardware and software license sales, due to the uncertainty around recently issued FCC indoor accuracy mandates. Due to the uncertainty many wireless carrier companies delayed investments in location technologies. Additionally, TruePosition experienced reduced hardware and software license sales in the international markets which was partially offset by Skyhook revenue subsequent to its acquisition in early 2014. In mid November 2014, Skyhook was notified that one of its significant customers is not expected to renew its contract for 2015. As a result, it is expected that approximately 30-40% of Skyhook's revenue will not be recurring for 2015. The decrease in revenue during 2013 was primarily due to reduced hardware and software license sales of $2.9 million and reduced services revenue of $2.5 million. Sales of hardware and services to existing customers with installed networks can vary from year to year as such sales are dependent on any expansion or maintenance of the networks.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 15 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.

Adjusted OIBDA decreased $9.0 million and $6.0 million in the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. The decrease in Adjusted OIBDA during 2014 was primarily a result of increased legal expenses, cost of the Skyhook acquisition and Skyhook generating negative Adjusted OIBDA, partially offset by the full year impact of cost reduction measures undertaken in 2013. The reduction in overall revenue, discussed above, of $8.3 million was offset by lower cost of goods sold of $15.2 million, primarily due to reduced international sales, which have lower margins than domestic sales. During 2013 TruePosition entered into an international project for which revenue was only recognized to the extent cash was received, as future collectability of revenue was unsure. Therefore, the gross margin on that particular project was dependent on the payments received from the customer. This project has been canceled as of the end of 2013 and therefore there is less revenue and cost of goods sold for the year ended December 31, 2014. The decrease in Adjusted OIBDA in 2013 was primarily due to lower revenue, increased legal expenses and the cost of the Skyhook acquisition partially offset by lower cost of goods sold and the impacts of cost reduction initiatives. During 2013 TruePosition entered into an international project for which revenue was only recognized to the extent cash was received, as future collectability was unsure. Gross margins on this particular project were impacted negatively throughout the year ended December 31, 2013. The decrease in cost of goods sold during 2013 is primarily the result of an $11.2 million inventory obsolescence adjustment recorded in 2012.

Legal expenses increased $5.8 million and $8.7 million in the years ended December 31, 2014 and 2013, respectively, as compared to the prior years. The increase in legal costs during 2014 and 2013 is primarily a result of TruePosition's antitrust lawsuit arising from the standard setting processes for LTE wireless data communication technology as it pertains to location technology. Legal expenses are included in selling, general and administrative expenses. Additionally, approximately $3 million of lobbying costs were incurred during each of the years ended December 31, 2014 and 2013 related to the indoor accuracy regulations described above. Lobbying expenses are also included in selling, general and administrative expenses. These costs are not anticipated to continue significantly beyond the first quarter of 2015 based on potential rulemaking timelines.

Merger costs of $958 thousand and $624 thousand related to the Skyhook acquisition were incurred in 2014 and 2013, respectively. Merger costs are included in selling, general and administrative costs.

Operating expenses, research and development, and selling, general and administrative, excluding legal expenses and merger costs, discussed above, increased by $9.7 million and decreased by $4.7 million in the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. The increase in the current year was primarily due to operating and selling, general and administrative expenses related to Skyhook of $13.5 million against revenue of $8.4 million for the year ended December 31, 2014. The decrease in 2013 was primarily the result of the Company’s implementation of cost reduction initiatives, including personnel and contractor headcount reductions and curtailment of other expenses.

Operating Income (Loss)

Operating income decreased $42.9 million and $8.0 million for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. In addition to those items impacting Adjusted OIBDA, operating income (loss) for the year ended December 31, 2014 was further impacted by an increase in depreciation and amortization of $4.7 million and a $35.2 million impairment of goodwill and intangible assets, partially offset by a $6.0 million favorable legal settlement of the antitrust lawsuit in July 2014. In addition to those items impacting Adjusted OIBDA, operating income (loss) for the year ended December 31, 2013 was further impacted by an increase in stock-based compensation of $3.4 million partially offset by a decrease in depreciation and amortization of $1.5 million as compared to the same period in 2012.

Stock-based compensation expense increased $3 thousand and $3.4 million for the years ended December 31, 2014 and 2013, respectively. The increase in 2013 is primarily a result of a significant reduction in the estimated fair value of TruePosition during 2012. The decrease in the estimated fair value of TruePosition was driven, in part, by the determination of one of Skyhook’s two major customers’ not to renew its contract and general uncertainty about the domestic market.

Depreciation and amortization increased by $4.7 million and decreased $1.5 million for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. The increase in 2014 was due to the acquisition of Skyhook during the year, and the decrease in 2013 was the result of certain assets becoming fully amortized.

As discussed above, Skyhook was notified that one of its significant customers was not expected to renew its contract for 2015. As a result, approximately 30-40% of Skyhook's revenue will not be recurring for 2015. Due to this anticipated decline in Skyhook's operations, the Company performed a Step 2 impairment test to determine the fair value of Skyhook and recorded a $35.2 million impairment loss related to TruePosition’s goodwill and intangible assets related to Skyhook during December 2014. See note 7 in the accompanying consolidated financial statements for additional discussion regarding this impairment loss.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2014	2013	2012
	amounts in thousands
Other income (expense):
Interest expense	$(1,138)	—	—
Dividend and interest income	5,426	6,878	5,415
Share of earnings (losses) of affiliates	(127,573)	(76,090)	—
Realized and unrealized gains (losses) on financial instruments, net	51,189	97,860	57,582
Gain (loss) on dilution of investment in affiliate	(87,158)	(92,933)	—
Other, net	(63)	(53)	(117)
	$(159,317)	(64,338)	62,880

Interest expense

Interest expense during the year ended December 31, 2014 is attributable to two margin loans entered into with each of the lenders party thereto by BroadbandSPV on October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off. See note 8 in the accompanying consolidated financial statements for additional information on the margin loan agreements.

Dividend and interest income

Dividend and interest income decreased  $1.5 million and increased $1.5 million for each of the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. Although the Time Warner Cable dividend rate increased from $0.65 per share per quarter in 2013 to $0.75 per share per quarter in 2014, interest and dividend income decreased in 2014 due to contractual commitments on the Time Warner Cable shares, as a portion of the dividends were passed through to the counterparty in 2014 based on the written call option contracts on Time Warner Cable shares. The increase in 2013 was primarily due to increasing dividend rates paid on Time Warner Cable shares from $0.56 per share in 2012 to $0.65 per share in 2013.

Share of earnings (losses) of affiliates

Share of losses from affiliates increased $51.5 million and $76.1 million during the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. Share of losses from affiliates is attributable to the Company’s ownership interest in Charter. In May 2013, the Company acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase. Upon acquisition, the Company allocated the excess basis, between the book basis of Charter and fair value of the shares acquired, and ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. Outstanding debt is amortized over the contractual period using the effective interest rate method. Amortization related to debt and intangible assets with identifiable useful lives is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying consolidated statements of operations and aggregated $81.2 million and $44.3 million, net of related taxes, for the years ended December 31, 2014 and 2013, respectively. See note 6 in the accompanying notes to the consolidated financial statements for additional discussion of the Company’s investment in Charter.

The following is a discussion of Charter’s stand alone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations. Charter is a separate publicly traded company and additional information about Charter can be obtained through its website and public filings. The amounts included in the table below represent Charter’s results for each of the years ended December 31, 2014, 2013 and 2012. However, the portion of Charter’s share of earnings (losses) included in the consolidated financial statements of Broadband only includes Charter’s results from the time of acquisition (May 2013) through December 31, 2014.

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Revenue	$9,108	8,155	7,504
Operating expenses, excluding stock-based compensation	(5,980)	(5,344)	(4,825)
Adjusted OIBDA	3,128	2,811	2,679
Depreciation and amortization	(2,102)	(1,854)	(1,713)
Stock-based compensation	(55)	(48)	(50)
Operating income	971	909	916
Other expenses, net	(918)	(958)	(963)
Net loss before income taxes	53	(49)	(47)
Income tax expense	(236)	(120)	(257)
Net loss	$(183)	(169)	(304)

Charter had net losses of approximately $183 million, $169 million and $304 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Charter’s revenue increased $953 million and $651 million during the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior years. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration, partially offset by a decrease in basic video customers. Charter’s acquisition of Bresnan on July 1, 2013 also increased revenue by approximately $276 million for the year ended December 31, 2014 and approximately $270 million in 2013 as compared to 2012.

The increase in revenue during 2014 was partially offset by the net impact of a $636 million increase in operating expenses, a $248 million increase in depreciation and amortization expense, a $7 million increase in stock-based compensation expense, a $40 million decrease in other expenses and a $116 million increase in income tax expense. The increase in operating expenses is primarily attributable to a full year of costs associated with Charter’s acquisition of Bresnan on July 1, 2013, increases in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by video customer losses. Transition costs related to transactions with Comcast accounted for $14 million of total 2014 operating costs. The increase in depreciation expense is primarily attributable to the acquisition of Bresnan and depreciation on recent capital expenditures, partially offset by certain assets becoming fully depreciated. The decrease in other expenses is primarily attributable to a $123 million loss on extinguishment of debt that was recognized during the year ended December 31, 2013. Income tax expense for the year ended December 31, 2013 included a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, resulting from the effects of partnership gains related to financing transactions, which decreased Charter's net deferred tax liability related to indefinite-lived assets resulting in a benefit of $67 million.

The increase in revenue during 2013 was partially offset by the net impact of a $519 million increase in operating expenses, a $141 million increase in depreciation and amortization expense, a $2 million decrease in stock-based compensation expense, a $5 million increase in other expenses and a decrease in income tax expense of $137 million. The increase in operating expense is primarily attributable to the acquisition of Bresnan, higher spending on labor to deliver improved products and service levels, and an increase in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by video customer losses. The increase in depreciation expense is primarily attributable to the acquisition of Bresnan and depreciation on recent capital expenditures, partially offset by certain assets becoming full depreciated. Income tax expense decreased during 2013, primarily as a result of step-ups in basis of indefinite-lived assets for tax, but not GAAP purposes, as discussed above.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net decreased  $46.7 million and increased $40.3 million for each of the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. Realized and unrealized gains on financial instruments, net during 2014 is attributable to a $32.8 million gain in the fair value of the Charter warrants acquired during May 2013 which was the result of an increase in the trading price of Charter common stock during the year ended December 31, 2014. Charter warrants have an exercise price lower than the current trading price of the common stock therefore an asset is recorded for an increase in stock price. Additionally, a $39.2 million net gain was recorded on the investment in Time Warner Cable shares which was partially offset by a loss of $20.8 million on outstanding written call options, both primarily resulting from an increase in the trading price of Time Warner Cable shares. The increase in the gain during 2013 is attributable to a $38.2 million gain in the fair value of the Charter warrants owned by Liberty Broadband as the result of an increase in the trading price of Charter common stock between the date they were acquired and December 31, 2013. Additionally, an increase in the gain on the investment Time Warner Cable shares and outstanding written call options as compared to the prior year.

Gain (loss) on dilution of investment in equity affiliate

The losses in 2014 and 2013 are the result of the issuance of Charter common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below Broadband’s book basis per share. As Broadband’s ownership in Charter changes due to exercises of Charter warrants and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Broadband.

Other, net

Other expenses increased $10 thousand and decreased $64 thousand for each of the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. The current year increase is primarily attributable to an increase in income tax penalties during 2014. The decrease in 2013 is primarily attributable to a decrease in income tax penalties during 2013, partially offset by a decrease in the loss on disposition of property, plant and equipment and increases in other expenses.

Income taxes

Our effective tax rate for the years ended December 31, 2014, 2013 and 2012 was 33%, 35% and 38%, respectively. During 2014, our effective tax rate was lower than the federal tax rate of 35% primarily due to the non-deductible impairment of goodwill and other amortizable intangible assets related to Skyhook.  During 2012, our effective tax rate was higher than the federal tax rate of 35% primarily due to tax expense related to a change in valuation allowance.

Net earnings (losses)

We had net losses of $134.6 million, $41.7 million and $44.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The change in net losses was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2014 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our other investments, outstanding debt facilities, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2014, Liberty Broadband had a cash balance of $44.8 million. In addition, Liberty Broadband had $169.5 million of unencumbered available for sale securities.

	Years ended December 31,
	2014	2013	2012
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$2,728	5,475	6,438
Net cash provided (used) by investing activities	$(209,986)	(2,624,868)	(21,999)
Net cash provided (used) by financing activities	$242,816	2,618,613	(5,298)

During the year ended December 31, 2014, our primary uses of cash were $175.9 million to acquire additional shares of Charter and net distributions to Liberty of $129.2 million.

The projected use of our cash will be the continued operational needs of our subsidiary and potential investment in location technology at TruePosition or other investment opportunities. Additionally, funds raised by the rights offering are expected to fund parent level cash needs which could include the repayment of parent level credit arrangements and the further investment in new or existing businesses.

On December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they held on the rights record date at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of our Series C common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges. The net proceeds received as a result of the rights offering was $697 million.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt	$372	—	372	—	—
Interest payments	$19	7	12	—	—
Operating lease obligations	$5	2	3	—	—
Other (1)	$6	1	5	—	—
Total	$402	10	392	—	—

(1)	Includes TruePosition open purchase orders and other guarantees.

Critical Accounting Estimates and Policies

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates and accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.

Application of the Equity Method of Accounting for Investments in Affiliates.     For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company determines the difference between the purchase price of the investee and the underlying equity which results in an excess basis in the investment.  This excess basis is allocated to the underlying assets and liabilities of the Company’s investee through a purchase accounting exercise and is allocated within memo accounts used for equity accounting purposes.  Depending on the applicable underlying assets, these amounts are either amortized over the applicable useful lives or reviewed for impairment upon triggering events.

Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, to investors other than the
Company, are recognized in the statement of operations through the gain (loss) on dilution of investment in affiliate line item. We periodically evaluate our equity method investment to determine if decreases in fair value below our cost bases are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statement of operations. Other than temporary declines in fair value of our equity method investments would be included in share of earnings (losses) of affiliates in our consolidated statement of operations.

The primary factors we consider in our determination of whether declines in fair value are other than temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair value of our publicly traded cost and equity investments is based on the market prices of the investments at the balance sheet date. We estimate the fair value of our non-public cost and equity investments using a variety of methodologies, including cash flow multiples, discounted cash flow, per subscriber values, or values of comparable public or private businesses. Impairments are calculated as the difference between our carrying value and our estimate of fair value. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires a high degree of judgment and includes significant estimates and assumptions, actual results could differ materially from our estimates and assumptions.

Our evaluation of the fair value of our investments and any resulting impairment charges are made as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described above are possible. Subsequent decreases in fair value will be recognized in our consolidated statement of operations in the period in which they occur to the extent such decreases are deemed to be other than temporary. Subsequent increases in fair value will be recognized in our consolidated statement of operations only upon our ultimate disposition of the investment.

Fair Value of Non-Financial Instruments.     Our non-financial instrument valuations are primarily comprised of our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, and our evaluation of the recoverability of our other long-lived assets upon certain triggering events.

The Company periodically reviews the carrying value of its intangible assets with definite lives and other long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets or asset groups might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset group, or a significant decline in the observable market value of an asset group, among others. If such facts indicate a potential impairment, the recoverability of the asset group is assessed by determining whether the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group over the remaining economic life of the asset group. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is recognized.

The accounting guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed.

If the carrying value of our intangible or long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in impairment expense in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our intangible and long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our intangible or long-lived assets may differ from our estimate of fair value. As each of our operating segments have intangible assets, this critical accounting policy affects the financial position and results of operations of each segment.

As of December 31, 2014, the Company had $27.2 million of goodwill, attributable to the Company’s acquisitions of TruePosition and Skyhook, primarily related to assembled workforces, non-contractual relationships and other intangibles that do not qualify for separate recognition.

We perform our annual assessment of the recoverability of our goodwill in the fourth quarter each year.  The Company utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. In mid-November 2014, Skyhook was notified that one of its significant customers, representing approximately 30-40% of its revenue, is not expected to renew its contract for 2015. Due to this anticipated decline in Skyhook's operations, the Company performed a Step 2 impairment test to determine the fair value of TruePosition and recorded a $35.2 million impairment loss related to TruePositions’ goodwill and intangible assets during December 2014.

Fair Value of Financial Instruments.     All marketable debt and equity securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. Fair values are determined for each individual security in the investment portfolio. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statements of operations (the “Fair Value Option”). Liberty Broadband has elected the fair value option for those of its AFS securities which it considers to be non-strategic (“Fair Value Option Securities”). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. A small portion of the Company’s AFS securities are not designated as Fair Value Option Securities and from time to time are reviewed to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors considered in this determination are the length of time that the fair value of the investment is below the carrying value, the severity of the decline, and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts’ ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investments. The Company’s assessment of the foregoing factors involves considerable management judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Writedowns for AFS securities would be included in the consolidated statements of operations as other than temporary declines in fair values of investments. There were no impairment charges recorded during 2014, 2013 or 2012.

All of the Company’s derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. None of the Company’s derivatives are currently designated as hedges.

The fair value of certain of the Company’s derivative instruments are estimated using the Black Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate is obtained at the inception of the derivative instrument and updated each reporting period, based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Management judgment is required in estimating the Black-Scholes variables.

Revenue Recognition.     TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records for wireless phones and other wireless devices on a cellular network and from the design, installation, testing, and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support.

TruePosition’s tangible products contain software components and non-software components that function together to deliver the tangible products’ essential functionality. Under the applicable accounting guidance, arrangements for such products are excluded from the scope of software revenue recognition guidance and are subject to the guidance for multiple-element arrangements. Accordingly, for multiple-element arrangements entered into or materially modified on or after January 1, 2011, the overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by vendor specific objective evidence (“VSOE”) or third-party evidence of selling price or are based on the entity’s estimated selling price. The associated revenue for each element is recognized upon delivery assuming all other criteria for revenue recognition are met.

For arrangements which do not qualify for treatment under the guidance, TruePosition continues to account for such arrangements consistent with the outstanding guidance for software revenue recognition. Under those policies, for revenue derived from multiple-element arrangements, if VSOE exists for each of the elements of the arrangement at the outset, the Company allocates the revenue to the various elements for recognition upon delivery of each element. If not, the revenue is deferred until the earlier of establishing sufficient VSOE for allocating revenue for recognition or delivery of all of the elements. If a multiple-element arrangement includes post-contract customer support (commonly referred to as maintenance), VSOE must exist for the maintenance in order to allocate revenue to all of the elements of the arrangement. If VSOE does not exist for the maintenance, revenue for the entire arrangement is recognized ratably over the contractual or expected term of the maintenance arrangement.

Direct costs related to multiple-element arrangements are deferred and recognized as the related revenue is recognized. Direct costs include installation services, hardware, and software costs.

TruePosition’s multiple-element arrangement with its significant customer also contemplates usage-based transaction fees for certain commercial uses of TruePosition’s hardware and software. To date, no transaction fees have been earned.

TruePosition also provides training, technical, and repair services under its multiple-element arrangements. Revenue is recognized upon delivery of the services.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the effect that the new standard may have on its revenue recognition and has not yet selected a transition method but does not believe the standard will significant its financial statements and related disclosures.

Income Taxes.     We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that we enter into. Based on these judgments we may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on our financial position.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of December 31, 2014, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$372	1.8%	$—	NA

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

At December 31, 2014, the fair value of our AFS equity securities was $360.8 million. Had the market price of such securities been 10% lower at December 31, 2014, the aggregate value of such securities would have been $36.1 million lower. Additionally, our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Broadband Corporation are filed under this Item, beginning on Page II-19.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Broadband Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Broadband Corporation (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 12, 2015

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$44,809	9,251
Trade and other receivables, net	617	523
Restricted cash	4,082	4,074
Inventory	—	441
Short-term marketable securities	9,001	—
Deferred income tax assets (note 9)	11,282	17,598
Derivative instruments (note 4)	—	97,847
Note receivable from parent (note 13)	—	19,060
Other current assets	10,639	6,000
Total current assets	80,430	154,794
Investments in available-for-sale securities (note 5)	360,762	326,700
Investments in affiliates, accounted for using the equity method (note 6)	2,498,804	2,402,024
Property and equipment, net	3,590	4,660
Goodwill (note 7)	27,166	20,669
Intangible assets subject to amortization, net (note 7)	12,915	429
Deferred income tax assets (note 9)	19,540	—
Other assets, at cost, net of accumulated amortization	725	103
Total assets	$3,003,932	2,909,379
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$15,953	9,335
Deferred revenue	5,947	3,260
Derivative instruments (note 4)	75,356	54,600
Other current liabilities	2,340	2,912
Total current liabilities	99,596	70,107
Debt (note 8)	372,000	—
Deferred revenue	37,567	35,740
Deferred income tax liabilities (note 9)	—	24,338
Total liabilities	509,163	130,185
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,126,459 and none at December 31, 2014 and 2013, respectively	261	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,467,547 and none at December 31, 2014 and 2013, respectively	25	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 57,189,897 and none at December 31, 2014 and 2013, respectively	572	—
Parent’s investment	—	2,986,079
Additional paid-in capital	2,835,373	—
Accumulated other comprehensive earnings, net of taxes	7,918	7,890
Retained earnings (accumulated deficit)	(349,380)	(214,775)
Total equity	2,494,769	2,779,194
Commitments and contingencies (note 14)	—	—
Total liabilities and equity	$3,003,932	2,909,379

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	amounts in thousands,
	except per share amounts
Revenue:
Service	$58,426	61,264	64,113
Product	10,619	16,099	18,985
Total revenue	69,045	77,363	83,098
Operating costs and expenses
Cost of goods sold	466	15,548	9,189
Write-down of inventory	363	445	11,169
Operating, including stock-based compensation (notes 3,11)	6,671	7,451	8,825
Selling, general and administrative, including stock-based compensation (notes 3,11)	47,778	34,068	24,397
Research and development, including stock-based compensation (notes 3,11)	18,477	15,557	15,800
Gain on legal settlement	(6,000)	—	—
Impairment of intangible assets (note 7)	35,221	—	—
Depreciation and amortization	9,043	4,382	5,839
	112,019	77,451	75,219
Operating income (loss)	(42,974)	(88)	7,879
Other income (expense):
Interest Expense	(1,138)	—	—
Dividend and interest income	5,426	6,878	5,415
Share of earnings (losses) of affiliates (note 6)	(127,573)	(76,090)	—
Realized and unrealized gains (losses) on financial instruments, net (note 4)	51,189	97,860	57,582
Gain (loss) on dilution of investment in affiliate (note 6)	(87,158)	(92,933)	—
Other, net	(63)	(53)	(117)
Earnings (loss) from continuing operations before income taxes	(202,291)	(64,426)	70,759
Income tax benefit (expense)	67,686	22,698	(26,856)
Net earnings (loss) from continuing operations	(134,605)	(41,728)	43,903
Earnings (loss) from discontinued operations	—	—	133
Net earnings (loss)	(134,605)	(41,728)	44,036
Less net earnings (loss) attributable to the noncontrolling interests	—	—	(160)
Net earnings (loss) attributable to Liberty Broadband shareholders	$(134,605)	(41,728)	44,196
Basic and diluted net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$(1.52)	(0.47)	0.50
Basic and diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$(1.52)	(0.47)	0.50

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	amounts in thousands
Net earnings (loss)	$(134,605)	(41,728)	44,036
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(3,163)	2,105	949
Share of other comprehensive earnings (loss) of equity affiliates	3,191	3,745	—
Other comprehensive earnings (loss), net of taxes	28	5,850	949
Comprehensive earnings (loss)	(134,577)	(35,878)	44,985
Less comprehensive earnings (loss) attributable to the noncontrolling interests	—	—	(160)
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$(134,577)	(35,878)	45,145

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(134,605)	(41,728)	44,036
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	9,043	4,382	5,839
Stock-based compensation	999	996	(2,383)
Impairment of intangible assets	35,221	—	—
Cash payments for stock-based compensation	(732)	(765)	(758)
Share of (earnings) losses of affiliates, net	127,573	76,090	—
Realized and unrealized (gains) losses on financial instruments, net	(51,189)	(97,860)	(57,582)
(Gain) loss on dilution of investment in affiliate	87,158	92,933	—
Deferred income tax expense (benefit)	(66,703)	(30,924)	19,837
Other non-cash charges (credits), net	18	39	20
Changes in operating assets and liabilities:
Current and other assets	446	7,729	15,772
Payables and other liabilities	(4,501)	(5,417)	(18,343)
Net cash provided by operating activities	2,728	5,475	6,438
Cash flows from investing activities:
Capital expended for property and equipment	(1,398)	(1,127)	(1,893)
Cash paid for acquisitions, net of cash acquired	(48,088)	—	—
Proceeds (payments) from issuances and settlements of financial instruments, net	—	(59,612)	—
Investments in equity investees	(175,857)	(2,565,150)	—
Amounts loaned to former parent	(55,646)	(58,344)	(35,000)
Repayments by former parent on loan receivable	80,012	59,373	14,911
Purchases of short term investments and other marketable securities	(9,001)	—	—
Other investing activities, net	(8)	(8)	(17)
Net cash used in investing activities	(209,986)	(2,624,868)	(21,999)
Cash flows from financing activities:
Borrowings of debt	372,000	—	—
Contribution from (distribution to) former parent, net	(129,184)	2,618,613	(6,994)
Proceeds from issuances of financial instruments	130,237	63,547	39,230
Payments from settlements of financial instruments	(130,237)	(63,547)	(37,534)
Net cash provided by (used in) financing activities	242,816	2,618,613	(5,298)
Net increase (decrease) in cash	35,558	(780)	(20,859)
Cash and cash equivalents, beginning of year	9,251	10,031	30,890
Cash and cash equivalents, end of year	$44,809	9,251	10,031

Supplemental disclosure to the consolidated statements of cash flows:

	Years ended December 31,
	2014	2013	2012
	amounts in thousands
Cash paid for interest	$1,078	—	—
Cash paid for taxes	$2,870	16,577	10,939

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statement of Equity

Years ended December 31, 2014, 2013 and 2012

							Accumulated	Retained	Noncontrolling
					Additional		other	earnings	interest in
	Preferred	Common stock			paid-in	Parent’s	comprehensive	(accumulated	equity of	Total
	Stock	Series A	Series B	Series C	capital	investment	earnings	deficit)	subsidiary	equity
	amounts in thousands
Balance at January 1, 2012	$—	—	—	—	—	377,280	1,091	(217,243)	(2,660)	158,468
Net earnings (loss)	—	—	—	—	—	—	—	44,196	(160)	44,036
Other comprehensive earnings (loss)	—	—	—	—	—	—	949	—	—	949
Contribution from (distribution to) former parent	—	—	—	—	—	(6,994)	—	—	—	(6,994)
Distribution to noncontrolling interest	—	—	—	—	—	(2,820)	—	—	2,820	—
Balance at December 31, 2012	$—	—	—	—	—	367,466	2,040	(173,047)	—	196,459
Net earnings (loss)	—	—	—	—	—	—	—	(41,728)	—	(41,728)
Other comprehensive earnings (loss)	—	—	—	—	—	—	5,850	—	—	5,850
Contribution from (distribution to) former parent	—	—	—	—	—	2,618,613	—	—	—	2,618,613
Balance at December 31, 2013	$—	—	—	—	—	2,986,079	7,890	(214,775)	—	2,779,194
Net earnings (loss)	—	—	—	—	—	—	—	(134,605)	—	(134,605)
Other comprehensive earnings (loss)	—	—	—	—	—	—	28	—	—	28
Stock compensation	—	—	—	—	422	—	—	—	—	422
Change in capitalization in connection with Broadband Spin-Off	—	261	25	572	3,155,537	(3,156,395)	—	—	—	—
Contribution from (distribution to) former parent	—	—	—	—	(299,500)	170,316	—	—	—	(129,184)
Tax attributes in connection with Broadband Spin-Off	—	—	—	—	(21,086)	—	—	—	—	(21,086)
Balance at December 31, 2014	$—	261	25	572	2,835,373	—	7,918	(349,380)	—	2,494,769

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(1) Basis of Presentation

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty,” formerly named Liberty Spinco, Inc.) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). At 5:00 p.m., New York City time, on November 4, 2014 the Broadband Spin-Off was completed and shares of Liberty Broadband common stock were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call option and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. These financial statements refer to the combination of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them as of 5:00 p.m., New York City time, on October 29, 2014 (the record date), with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they held as of 5:00 p.m., New York City time, on December 4, 2014 (the rights record date). See “Note 10 Stockholders’ Equity” for additional information related to the rights offering.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent a combination of the historical financial information of TruePosition, the Company’s interest in Charter, the Company’s minority equity investment in Time Warner Cable and certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable call option. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

(2) Description of Business

TruePosition was incorporated on November 24, 1992. TruePosition develops and markets technology for locating wireless phones and other wireless devices on a cellular network, enabling wireless carriers and government agencies to provide public safety E-9-1-1 services domestically and services in support of national security and law enforcement worldwide. Since 2012, TruePosition has been largely dependent on one wireless carrier (AT&T), which accounted for approximately 90% of TruePosition’s overall revenue. Additionally, AT&T’s contract expires on January 1, 2016.

In 2012, TruePosition shut down EmFinders, a subsidiary focused on developing and marketing devices to be worn by individuals with medical impairments. During 2012, the minority interest owners in EmFinders relinquished their ownership interests and EmFinders later ceased business operations. The consolidated financial statements and accompanying notes of Liberty Broadband have been prepared reflecting EmFinders as a discontinued operation.

The following operating results of EmFinders are reported separately under discontinued operations in the accompanying consolidated statement of operations (amounts in thousands):

Year ended
December 31,
2012
amounts in thousands
Revenue	$113
Net earnings (loss) before income taxes	$(2,022)
Income tax benefit	$2,155

The net earnings (loss) per share from discontinued operations attributable to Liberty Broadband shareholders, discussed above, is as follows:

Year ended
December 31,
2012
Basic earnings (losses) from discontinued operations attributable to Liberty Broadband shareholders per common share	$0.00

Operating cash outflows attributable to discontinued operations were $910 thousand for the year ended December 31, 2012.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

On February 14, 2014, TruePosition acquired 100% of the outstanding common shares of Skyhook Wireless, Inc. (“Skyhook”), a Delaware corporation, for approximately $57.5 million in cash. Skyhook is a provider of hybrid wireless positioning technology and contextual location intelligence. Acquisition related costs of $958 thousand and $624 thousand are included in selling, general and administrative expenses for the years ending December 31, 2014 and 2013, respectively. TruePosition used its cash plus a capital contribution of $49.4 million from Liberty during 2014 to fund the acquisition. Upon the acquisition of Skyhook, TruePosition placed $6.0 million of the cash consideration into an escrow account for use to settle any indemnification claims made by TruePosition during the 12 months subsequent to closing the acquisition. There were no claims made against the escrow account, and the full amount was released to the selling parties during February 2015. The purchase price allocation resulted in the following (amounts in thousands):

Cash and cash equivalents	$9,442
Goodwill	24,931
Amortizable intangible assets	35,598
Other assets	1,353
Accounts payable and accrued liabilities	(6,905)
Deferred revenue	(5,000)
Deferred taxes	(1,889)
$57,530

Amortizable intangible assets acquired include tradenames, customer relationships, and software. The fair value of these assets was determined using projected cash flows based on Level 3 inputs, and the remaining useful life of these assets was determined to be 5 years. Accordingly, the amortizable intangible assets acquired will be amortized straight-line over this period. Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships. Assuming the Skyhook transaction took place on January 1, 2013, the Company’s revenue would have been approximately $85.9 million, the operating loss would have been $11.7 million and the net loss would have been $48.7 million on a pro forma basis for the year ended December 31, 2013. The previous amounts were determined using historical results of Liberty Broadband and Skyhook, including purchase accounting amortization. Such amounts are not indicative of what actual amounts might have been had the transaction occurred as of that date.

In mid-November 2014, Skyhook was notified that one of its significant customers is not expected to renew its contract for 2015. As a result, approximately 30-40% of Skyhook's revenue may not be recurring for 2015. Due to this anticipated decline in Skyhook's operations, the Company performed a Step 2 impairment test to determine the fair value of Skyhook and recorded a $35.2 million impairment loss related to TruePosition’s goodwill and intangible assets related to Skyhook during December 2014. See note 7 for additional discussion regarding this impairment loss.

Charter is a cable operator that provides services in the United States. Charter offers to residential and commercial customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as Charter OnDemandTM, high definition television, and digital video recorder (“DVR”) service. Charter sells its cable video programming, Internet, voice, and advanced video services primarily on a subscription basis. Charter also sells local advertising on cable networks and on the Internet and provides fiber connectivity to cellular towers. Liberty acquired its interest in Charter on May 1, 2013. At December 31, 2014, Liberty Broadband owned approximately 28.8 million shares of Charter common stock, which represents an approximate 26% ownership interest in Charter’s issued and outstanding shares as of December 31, 2014. Under Liberty’s stockholders agreement with Charter, Liberty had the right to nominate four directors to the Charter board of directors, subject to certain exclusions and requirements. Liberty also had the right to cause one of its nominees to serve on the nominating and corporate governance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees. These rights were transferred to Liberty Broadband in connection with the Broadband Spin-Off.

Also included in Liberty Broadband is an investment in outstanding shares of Time Warner Cable, which is classified as available-for-sale and is carried at fair value based on quoted market prices. As of December 31, 2013, the Company had two

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

outstanding written call options, each on 625,000 Time Warner Cable shares with strike prices of $91.6834 and $90.8420 per share which expired in February and August 2014, respectively. During 2014, the Company entered into two separate written call options, each on 625,000 Time Warner Cable shares with strike prices of $92.0232 and $90.8420 per share which were rolled into two new call options during October 2014. As of December 31, 2014, the Company had an outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $92.0232 per share which expired in February 2015. Additionally, as of December 31, 2014, the Company had another outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $92.8420 per share which expires in May 2015.

(3) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash consists of cash deposits held in global financial institutions. Cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition. Cash that has restrictions upon its usage has been excluded from cash and cash equivalents. Restricted cash comprises bank deposits securing a line of credit (note 8). Restricted cash was $4 million at December 31, 2014 and 2013.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and reduced by an allowance for doubtful accounts. Such allowance aggregated approximately $45 thousand and $1 thousand at December 31, 2014 and 2013, respectively. For accounts outstanding longer than the contractual payment terms, the Company determines an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and current economic conditions.

Derivative Instruments and Hedging Activities

All of the Company’s derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. None of the Company’s derivatives are currently designated as hedges.

The fair value of certain of the Company’s derivative instruments are estimated using the Black Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtained volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate was obtained at the inception of the derivative instrument and updated each reporting period, based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Management judgment was required in estimating the Black-Scholes variables. See note 4 for further discussion of fair value of the Company’s derivative instruments.

Inventory

Inventory is stated at the lower of cost or market, determined on a first-in, first-out method. During the years ended December 31, 2014, 2013 and 2012, the Company recorded write-downs of inventory of $363 thousand, $445 thousand and $11.2 million, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	December 31,
	2014	2013
Support equipment	$34,526	34,542
Computer equipment	3,382	3,961
Furniture & fixtures	2,006	1,849
	39,914	40,352
Accumulated depreciation	(36,324)	(35,692)
	$3,590	4,660

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is three years for computer equipment and five years for support equipment and furniture and fixtures.

Investments

All marketable debt and equity securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. Fair values are determined for each individual security in the investment portfolio. Unrealized gains and losses, net of taxes, arising from changes in fair value are reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statements of operations (the “Fair Value Option”). Liberty Broadband has elected the fair value option for those of its AFS securities which it considers to be non-strategic (“Fair Value Option Securities”). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $360 million and $320 million as of December 31, 2014 and 2013, respectively.

The Company continually reviews its AFS securities not designated as Fair Value Option Securities to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors considered in this determination are the length of time that the fair value of the investment is below the carrying value, the severity of the decline, and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts’ ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investments. The Company’s assessment of the foregoing factors involves considerable management judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Writedowns for AFS securities would be included in the consolidated statements of operations as other than temporary declines in fair values of investments. There were no impairment charges recorded during 2014, 2013 or 2012.

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

share of net earnings or loss of affiliates also includes any other than temporary declines in fair value recognized during the period. Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statement of operations through the gain (loss) on dilution of investment in affiliate line item. To the extent there is a difference between our ownership percentage in the underlying equity of an equity method investee and our carrying value, such difference is accounted for as if the equity method investee were a consolidated subsidiary.

As Liberty Broadband does not control the decision making process or business management practices of affiliates accounted for using the equity method, Liberty Broadband relies on management of its affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on the audit reports that are provided by the affiliates’ independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty Broadband’s consolidated financial statements.

Leases

The Company, through its consolidated entities, leases facilities and certain equipment under cancelable and non-cancelable lease agreements. The terms of some of the lease agreements provide for rental payments on a graduated basis. Rent expense is recognized on a straight-line basis over the lease period and accrued as rent expense incurred but not paid. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier.

Goodwill and Other Intangible Assets

The Company performs at least annually an assessment of the recoverability of goodwill and other indefinite-lived intangible assets during the fourth quarter of each year. The Company utilizes a qualitative assessment for determining whether the quantitative impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company-specific performance in future periods.

If a step one test is considered necessary for goodwill impairment testing based on the qualitative factors, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company’s valuation analysis are based on management’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the “Step 2 Test”). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the identifiable assets and liabilities of the reporting unit with any residual value being allocated to goodwill. Any excess of the carrying value of the goodwill over this allocated amount is recorded as an impairment charge.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value,

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Internal Use Software Development Costs

Certain costs incurred during the application development stage related to the development of internal use software are capitalized and included in other intangible assets. Capitalized costs include internal and external costs, if direct and incremental, and deemed by management to be significant. Costs related to the planning and post implementation phases of software development are expensed as these costs are incurred. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software resulting in added functionality, in which case the costs are capitalized.

Impairment of Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of three to five years. The Company periodically reviews the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets or asset groups might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset group, or a significant decline in the observable market value of an asset group, among others. If such facts indicate a potential impairment, the recoverability of the asset group is assessed by determining whether the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group over the remaining economic life of the asset group. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. The Company recorded a $16.8 million impairment loss of its intangible assets with definite lives during the year ended December 31, 2014 due to an anticipated decline in Skyhook’s operations as a result of the loss of one of Skyhook’s significant customers, as discussed in note 2. There was no indication of impairment of long-lived assets during the years ended December 31, 2013 and 2012.

Noncontrolling Interests

Noncontrolling interest relates to the equity ownership interest in one of TruePosition’s consolidated companies that it did not wholly own until 2012. The Company reports noncontrolling interests of consolidated companies within shareholders’ equity in the balance sheet and the amount of net income attributable to the parent and to the noncontrolling interest is presented in the statements of operations. Also, changes in ownership interests in consolidated companies in which the Company maintains a controlling interest are recorded in equity.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of the Company is the United States (“U.S.”) dollar. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated statements of operations and comprehensive earnings (loss) as unrealized (based on the applicable period end exchange rate) or realized upon settlement of the transactions.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Revenue Recognition

TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records for wireless phones and other wireless devices on a cellular network and from the design, installation, testing, and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support.

TruePosition’s tangible products contain software components and non-software components that function together to deliver the tangible products’ essential functionality. Under the applicable accounting guidance, arrangements for such products are excluded from the scope of software revenue recognition guidance and are subject to the guidance for multiple-element arrangements. Accordingly, for multiple-element arrangements entered into or materially modified on or after January 1, 2011, the overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by vendor specific objective evidence (“VSOE”) or third-party evidence of selling price or are based on the entity’s estimated selling price. The associated revenue for each element is recognized upon delivery assuming all other criteria for revenue recognition are met.

For arrangements which do not qualify for treatment under the new guidance, TruePosition continues to account for such arrangements consistent with the guidance for software revenue recognition. Under those policies, for revenue derived from multiple-element arrangements, if VSOE exists for each of the elements of the arrangement at the outset, the Company allocates the revenue to the various elements for recognition upon delivery of each element. If not, the revenue is deferred until the earlier of establishing sufficient VSOE for allocating revenue for recognition or delivery of all of the elements. If a multiple-element arrangement includes post-contract customer support (commonly referred to as maintenance), VSOE must exist for the maintenance in order to allocate revenue to all of the elements of the arrangement. If VSOE does not exist for the maintenance, revenue for the entire arrangement is recognized ratably over the contractual or expected term of the maintenance arrangement.

Direct costs related to multiple-element arrangements are deferred and recognized as the related revenue is recognized. Direct costs include installation services, hardware, and software costs.

TruePosition’s multiple-element arrangement with its significant customer also contemplates usage-based transaction fees for certain commercial uses of TruePosition’s hardware and software. To date, no transaction fees have been earned.

TruePosition also provides training, technical, and repair services under its multiple-element arrangements. Revenue is recognized upon delivery of the services.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the effect that the new standard may have on its revenue recognition and has not yet selected a transition method but does not believe the standard will significantly affect its financial statements and related disclosures.

Research and Development Costs

Research and development costs are expensed as incurred.

Product Warranty

TruePosition generally provides a warranty on its product for a term of one year. The accrual for warranty costs is provided at the time of client acceptance using management’s estimates, which are based upon assumptions about future events. In addition, the recorded accrual is adjusted for specifically identified warranty exposures if unforeseen technical problems arise.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The Company’s accrued warranty liability was $2 thousand and $222 thousand as of December 31, 2014 and 2013, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

Deferred Revenue and Deferred Costs

Deferred revenue represents billings in excess of revenue previously recognized. Deferred costs represent direct costs related to installation services, hardware, and software, which, to the extent not previously recognized, are recognized as the related revenue is recognized. Deferred revenue, long-term portion, includes $35.5 million of payments received from a customer which were attributed to prepaid transaction fees. As of December 31, 2014, no fees had been earned.

Stock -Based Compensation

As more fully described in note 11, Liberty has granted to its directors, employees and employees of certain of its subsidiaries options, restricted stock and stock appreciation rights (“SARs”) to purchase shares of Liberty common stock (collectively, “Awards”). Liberty measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Liberty measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Certain outstanding awards of Liberty were assumed by Liberty Broadband at the time of the Broadband Spin-Off.

Additionally, TruePosition and Skyhook each sponsor a long-term incentive plan (“LTIP”) which provide for the granting of phantom stock units (“PSUs”), and phantom stock appreciation rights (“PARs”) to employees, directors, and consultants of TruePosition and Skyhook, respectively. TruePosition also sponsors a Stock Incentive Plan (“SIP”), which provides for the granting of stock options to employees, directors, and consultants of TruePosition. TruePosition measures the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award and recognizes that cost ratably over the period during which the employee is required to provide service (usually the vesting period of the award). TruePosition measures the cost of employee services received in exchange for awards of liability instruments (such as PSUs and PARs that will be settled in cash) based on the current fair value of the award, and remeasures the fair value of the award at each reporting date. The consolidated statements of operations includes stock-based compensation related to TruePosition awards.

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	December 31,
	2014	2013	2012
Operating expense	$1	2	(398)
Selling, general and administrative	832	751	(1,484)
Research and development	166	243	(501)
	$999	996	(2,383)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not that such net deferred tax assets will not be realized. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets,

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in interest expense in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in other income (expense) in the accompanying consolidated statements of operations.

We recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Certain Risks and Concentrations

The TruePosition business is subject to certain risks and concentrations including dependence on relationships with its customers. TruePosition has one significant customer, the loss of which would have a material adverse effect on TruePosition’s business. For the years ended December 31, 2014, 2013 and 2012, this customer accounted for 83%, 85% and 93%, respectively, of TruePosition’s total revenue.

Contingent Liabilities

Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of net income (loss), cumulative foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, net of tax and the Company’s share of the comprehensive earnings (loss) of our equity method affiliate.

Earnings per Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The Company issued 85,761,332 common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock outstanding upon the completion of the Broadband Spin-Off on November 4, 2014. Additionally, as part of the recapitalization, Liberty Broadband distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Broadband common stock (see further discussion in note 10).  The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding based on a factor applied determined by the fair value per share immediately prior to the rights exercise and the theoretical fair value after the rights exercise. The number of shares issued upon completion of the Broadband Spin-Off, adjusted for the rights factor, was used to determine both basic and diluted earnings (loss) per share for the years ended December 31, 2013 and 2012 and for the period from January 1, 2014 through the date of the Broadband Spin-Off, as no Company equity awards were outstanding prior to the Broadband Spin-Off. Basic earnings (loss) per share subsequent to the Broadband Spin-Off was computed using the weighted average number of shares outstanding (“WASO”) from the date of the completion of the Broadband Spin-Off through December 31, 2014, adjusted for the rights factor. Diluted earnings per share subsequent to the Broadband Spin-Off was computed using the WASO from the date of the completion of the Broadband Spin-Off through December 31, 2014, adjusted for the rights factor and potentially dilutive equity awards outstanding during the same period.

	Years ended December 31,
	2014	2013	2012
	number of shares in thousands
Basic WASO	88,143	88,343	88,343
Potentially dilutive shares	630	—	—
Diluted WASO	88,773	88,343	88,343

Excluded from diluted EPS for the year ended December 31, 2014 are approximately 17 thousand potential common shares because their inclusion would be anti-dilutive.

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) application of the equity method of accounting for its affiliates, (ii) fair value of non-financial instruments, (iii) fair value of financial instruments, (iv) revenue recognition, and (v) accounting for income taxes to be its most significant estimates.

(4) Assets and Liabilities Measured at Fair Value

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2014			December 31, 2013
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in thousands
Cash and cash equivalents	$36,002	36,002	—	—	—	—
Short-term marketable securities	$9,001	9,001	—	—	—	—
Available-for-sale securities	$360,762	360,762	—	326,700	326,700	—
Charter warrants	$—	—	—	97,847	—	97,847
Time Warner Cable written call options	$(75,356)	—	(75,356)	(54,600)	—	(54,600)

The fair value of Level 2 derivative assets were obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The fair value of Level 2 derivative liabilities were derived from a Black-Scholes model using observable market data as the significant inputs. The inputs used in the model during the period outstanding (exclusive of the applicable trading price of Time Warner Cable stock and the strike prices associated with the call options) were as follows:

	Range
Volatility	11.7%	—	29.1%
Interest rate	0.23%	—	0.27%
Dividend yield	0%	—	1.71%

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities. The carrying amount approximates fair value due to the short maturity of these instruments as reported on our consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2014	2013	2012
	(amounts in thousands)
Charter warrants	$32,782	38,234	—
Time Warner Cable investment and written call options	18,407	59,626	57,582
	$51,189	97,860	57,582

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

(5) Investments in Available-for-Sale Securities

All marketable equity and debt securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statements of operations. The Company has elected to account for those of its AFS securities which it considers to be nonstrategic (“Fair Value Option Securities”) at fair value. Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

Investments in AFS securities, including Fair Value Option Securities separately aggregated, are summarized as follows:

	December 31,	December 31,
	2014	2013
	amounts in thousands
Fair Value Option Securities
Time Warner Cable	$359,615	320,452
Other equity securities	1,147	6,248
Total Investments in available-for-sale securities	$360,762	326,700

Unrealized Holding Gains and Losses

As of December 31, 2014 and 2013, the gross unrealized holding gains related to investment in AFS securities were $982 thousand and $5.9 million, respectively. There were no gross unrealized holding losses related to investment in AFS securities for the periods presented.

(6) Investments in Affiliates Accounted for Using the Equity Method

In May 2013, Liberty completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase and a price per share of $95.50. Liberty funded the purchase with a combination of cash of approximately $1.2 billion on hand and new margin loan arrangements on approximately 20.3 million Charter common shares, approximately 720 million SIRIUS XM common shares, approximately 8.1 million Live Nation common shares and a portion of Liberty’s available for sale securities, including shares of Time Warner Cable. The margin loan secured by the Charter and Time Warner Cable shares was repaid and the collateral was released prior to completion of the Broadband Spin-Off. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2,532.3 million. The investment in Charter is accounted for as an equity method affiliate based on the ownership interest obtained and the board seats held by individuals appointed by Liberty.

During May 2014, Liberty purchased 897 thousand Charter shares for approximately $124.5 million. During November 2014, subsequent to the completion of the Broadband Spin-Off, Liberty Broadband borrowed $52 million to fund the exercise of all of the Company’s outstanding Charter warrants (see note 8). The exercise of the Charter warrants resulted in a non-cash investing addition of $130.6 million to the investments in affiliates, accounted for using the equity method line item and a $130.6 million non-cash investing reduction to the derivative instruments line item within the consolidated balance sheets.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Charter Communications, Inc.

Summarized financial information for Charter is as follows:

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
	amounts in millions
Current assets	$371	322
Property and equipment, net	8,373	7,981
Goodwill	1,168	1,177
Intangible assets	7,111	7,398
Other assets	7,527	417
Total assets	$24,550	17,295
Current liabilities	$1,635	1,467
Deferred income taxes	1,674	1,431
Long-term debt	21,023	14,181
Other liabilities	72	65
Equity	146	151
Total liabilities and equity	$24,550	17,295

Consolidated Statements of Operations

	Years ended December 31,
	2014	2013
	amounts in millions
Revenue	$9,108	8,155
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	5,973	5,345
Depreciation and amortization	2,102	1,854
Other operating expenses, net	62	47
	8,137	7,246
Operating income	971	909
Interest expense	(911)	(846)
Loss on extinguishment of debt	—	(123)
Other income (expense), net	(7)	11
Income tax (expense) benefit	(236)	(120)
Net earnings (loss)	$(183)	(169)

As of December 31, 2014, the carrying value of Liberty Broadband’s ownership in Charter was approximately $2,499 million. The market value of Liberty Broadband’s ownership in Charter as of December 31, 2014 was approximately $4,805 million, which represented an approximate ownership of 26% of the outstanding equity of Charter as of that date.

During the years ended December 31, 2014 and 2013, there were $87.2 million and $92.9 million of dilution losses, respectively, in the Company’s investment in Charter due to warrant and stock option exercises by third parties below Liberty Broadband’s book basis per share.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

During the years ended December 31, 2014 and 2013, the Company recorded $3.2 million and $3.7 million, respectively, of its share of Charter’s other comprehensive earnings, net of income taxes. Charter records gains and losses related to the fair value of its interest rate swap agreements which qualify as hedging activities in other comprehensive income. The pre-tax portion of Liberty Broadband’s share of Charter’s other comprehensive earnings was $5.2 million and $6.0 million for the years ended December 31, 2014 and 2013, respectively.

Due to the amortization of amortizable assets acquired and losses due to warrant and stock option exercises at Charter (as previously discussed), the excess basis has decreased to $2,461.3 million as of December 31, 2014. Such amount has been allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

Property and equipment	$433.9
Customer relationships	664.1
Franchise fees	1,451.4
Trademarks	36.2
Goodwill	960.1
Debt	(221.5)
Deferred income tax liability	(862.9)
$2,461.3

Upon acquisition, the Company ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. Outstanding debt is amortized over the contractual period using the effective interest rate method. Included in our share of losses from Charter of $127.6 million and $76.1 million for the years ended December 31, 2014 and 2013, respectively, are $81.2 million and $44.3 million, respectively, of losses, net of taxes, due to the amortization of the excess basis of our investment in Charter related to debt and intangible assets with identifiable useful lives.

(7) Goodwill and Other Intangible Assets

Changes in the carrying amount of TruePosition goodwill is as follows (amounts in thousands):

Balance at January 1, 2013	$20,669
Other	—
Balance at December 31, 2013	20,669
Acquisitions (1)	24,931
Impairments (2)	(18,434)
Balance at December 31, 2014	$27,166

(1)	As discussed in note 2, TruePosition acquired Skyhook on February 14, 2014.
(2)

As discussed in note 2, as a result to the loss of one of Skyhook’s significant customers in November 2014, the Company performed a Step 2 impairment test to determine the fair value of Skyhook. The fair value of Skyhook, including the related intangibles and goodwill, was determined using Skyhook’s projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).  As of December 31, 2014 accumulated goodwill impairment losses for TruePosition was $18.4 million.

Goodwill, attributable to the Company’s acquisitions of TruePosition and Skyhook, primarily relates to assembled workforces, non-contractual relationships and other intangibles that do not qualify for separate recognition. The Company does not have any other significant indefinite lived intangible assets.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$8,822	(5,801)	3,021	3,110	(3,085)	25
Trademarks	2,788	(788)	2,000	—	—	—
Capitalized software	10,991	(10,597)	394	10,694	(10,290)	404
Customer relationships	10,212	(2,712)	7,500	—	—	—
	$32,813	(19,898)	12,915	13,804	(13,375)	429

TruePosition’s patents are amortized straight-line over three years. TruePosition's capitalized software intangible assets are amortized straight-line over three to five years. TruePosition's customer relationships and tradename are amortized straight-line over five years. Amortization expense was $6.5 million, $1.4  million and $2.3 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2014 is as follows (amounts in thousands):

2015	$3,265
2016	3,170
2017	3,063
2018	3,035
2019	382
Total	$12,915

(8) Debt

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company ("BroadbandSPV") entered into two margin loan agreements (the "Margin Loan Agreements") with each of the lenders party thereto. The Margin Loan Agreements permit BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the "Margin Loans"), of which BroadbandSPV borrowed $320 million on October 31, 2014 and had $80 million available to be drawn immediately following the Broadband Spin-Off. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed an additional $52 million to fund the exercise of the Charter warrants. As of December 31, 2014, Liberty Broadband had $372.0 million outstanding under the Margin Loan Agreements, with an additional $28.0 million available to be drawn. $300 million of the amount borrowed pursuant to the Margin Loan Agreements (less certain expenses incurred in connection with the Margin Loans) was distributed to Liberty prior to the Broadband Spin-Off. The maturity date of the Margin Loans is October 30, 2017. Borrowings under the Margin Loan Agreements bear interest at the three-month LIBOR rate plus 1.55%. Interest is payable quarterly in arrears beginning on December 31, 2014. The Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of BroadbandSPV. The Margin Loan Agreements do not include any financial covenants. The Margin Loan Agreements also contain certain restrictions related to additional indebtedness.

BroadbandSPV's obligations under the Margin Loan Agreements are guaranteed by the Company. In addition, BroadbandSPV's obligations are secured by first priority liens on a portion of the Company's ownership interest in Charter, sufficient for BroadbandSPV to meet its loan to value requirement under the Margin Loan Agreements. Each agreement contains language that indicates that Liberty Broadband, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of December 31, 2014, 7.0 million shares of Charter with a value of $1.2 billion were pledged as collateral pursuant to the Margin Loans.

TruePosition had a $4 million line of credit, which expired on December 25, 2013, covering standby letters of credit issued for the benefit of TruePosition. Pursuant to the terms of the line of credit, upon its expiration, any issued and outstanding letters of credit remain in effect through the remainder of their respective terms. $634 thousand in letters of credit were outstanding and those letters of credit remain outstanding as of December 31, 2014 and 2013. Letters of credit issued under the line of credit prior to its expiration remain collateralized by a cash deposit maintained by the bank (note 3), which will remain in place during the remaining terms of the outstanding letters of credit.

The line of credit bore interest at the rate of four-tenths of 1% per annum on the balance available for issuance of letters of credit. Letters of credit issued under the line of credit bore interest at 2.5% through March 2012, and 1.75% thereafter. All interest was payable quarterly. Interest expense related to the line of credit was not significant for the years ended December 31, 2014, 2013, or 2012.

(9) Income Taxes

Liberty Broadband, as consolidated, was included in the federal consolidated income tax return of Liberty through November 4, 2014.   Liberty Broadband will file a separate federal consolidated income tax return for the period November 5, 2014 through December 31, 2014.  The tax provision included in these financial statements has been prepared on a stand-alone basis, as if Liberty Broadband was not part of the consolidated Liberty group. Charter and Time Warner Cable are not included in the Liberty Broadband consolidated group tax return as Liberty Broadband owns less than 80% of both companies. A portion of the income taxes allocated to Liberty Broadband by Liberty were treated as an equity contribution by Liberty upon completion of the Broadband Spin-Off. The remaining amount allocated to Liberty Broadband by Liberty prior to the completion of the Broadband Spin-Off will be settled in 2015 through the Company’s tax sharing agreement with Liberty.

Income tax benefit (expense) consists of:

	Years ended December 31,
	2014	2013	2012
	amounts in thousands
Current:
Federal	$510	(5,124)	(5,778)
State and local	473	(3,102)	(1,213)
	983	(8,226)	(6,991)
Deferred:
Federal	62,014	26,735	(19,537)
State and local	4,689	4,189	(328)
	66,703	30,924	(19,865)
Income tax benefit (expense)	$67,686	22,698	(26,856)

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2014	2013	2012
	amounts in thousands
Computed expected tax benefit (expense)	$70,802	22,549	(24,766)
State and local taxes, net of federal income taxes	2,657	2,462	(642)
Foreign taxes, net of foreign tax credit	—	(751)	751
Change in valuation allowance	(2,154)	(986)	(3,168)
Dividends received deduction	819	1,506	973
Change in tax rate	(998)	(1,756)	—
Change in entity tax status	—	—	159
Impairment of intangible assets not deductible for tax purposes	(6,452)	—	—
Loss on liquidation of subsidiary	3,082	—	(3)
Other	(70)	(326)	(160)
Income tax (expense) benefit	$67,686	22,698	(26,856)

For the year ended December 31, 2014 the significant reconciling items, as noted in the table above, are the result of the impairment to Goodwill at Skyhook Wireless, Inc. and a tax loss from the liquidation of a consolidated subsidiary at True Position.

During 2013, Liberty Broadband changed its estimate of the effective tax rate used to measure its net deferred tax liabilities, based on expected changes to the Company’s state apportionment factors due to the Company’s investment in Charter Communications. The rate change required an adjustment to deferred taxes at the parent level.

During 2012, TruePosition determined that it would not be able to utilize certain state net operating loss carryforwards before their expiration. As a result, TruePosition recorded a valuation allowance of $2.9 million to offset deferred tax assets related to these loss carryforwards.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2014	2013
	amounts in thousands
Deferred tax assets:
Net operating loss carryforwards	$20,201	7,946
Accrued stock-based compensation	943	870
Deferred revenue	16,490	15,210
Other	6,759	12,540
Total deferred tax assets	44,393	36,566
Less: valuation allowance	(8,240)	(6,086)
Net deferred tax assets	36,153	30,480
Deferred tax liabilities:
Investments	(1,252)	(36,980)
Intangible assets	(4,039)	—
Other	(40)	(240)
Total deferred tax liabilities	(5,331)	(37,220)
Net deferred tax asset (liability)	$30,822	(6,740)

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2014	2013
	amounts in thousands
Current deferred tax asset	$11,282	17,598
Noncurrent deferred tax asset	19,540	—
Noncurrent deferred tax liability	—	(24,338)
	$30,822	(6,740)

The Company’s valuation allowance increased $2.2 million in 2014, which affected tax expense during the year ended December 31, 2014.

At December 31, 2014, Liberty Broadband had federal and state net operating losses (on a tax effected basis) and tax credit carryforwards for income tax purposes aggregating approximately $20.2 million. These net operating losses and credit carryforwards are expected to be utilized prior to expiration, except for $8.2 million which based on current projections, may expire unused.  The carryforwards that are expected to be utilized will begin to expire in 2022.

In addition, Liberty Broadband currently has $2.0 million (on a tax effected basis) of excess share-based compensation deductions resulting in an approximate gross operating loss carryforward on its tax return of $5.7 million.   Excess tax compensation benefits are recorded off balance sheet until the excess tax benefit is realized through a reduction of taxes payable.

As of December 31, 2014, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2014, Liberty’s 2002 through 2010 tax years are closed for federal income tax purposes, and the IRS has completed its examination of Liberty’s 2011 through 2013 tax years. The tax loss carryforwards from the 2011 through 2013 tax years are still subject to adjustment. Liberty’s 2014 tax year is being examined currently as part of the IRS’s Compliance Assurance Process “CAP” program. As discussed earlier, because Liberty Broadband’s ownership of Charter Communications and Time Warner Cable is less than the required 80%, these companies are not consolidated with Liberty Broadband for federal income tax purposes.

(10) Stockholders' Equity

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them as of 5:00 p.m., New York City Time, on October 29, 2014 (the record date) for the Broadband Spin-Off, with cash paid in lieu of fractional shares. This resulted in the issuance of an aggregate 85,761,332 shares of Series A, Series B and Series C common stock.

In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they held as of the rights record date at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.  As of December 31, 2014, no shares of preferred stock were issued.

Common Stock

Liberty Broadband's Series A common stock has one vote per share, Liberty Broadband's Series B common stock has ten votes per share and Liberty Broadband’s Series C common stock has no votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.  All series of our common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2014, there were 807 thousand shares of Series A and 3.1 million shares of Series C common stock reserved for issuance under exercise privileges of outstanding stock options. Additionally, as of December 31, 2014, there were 17.3 million shares of Series C common stock reserved for issuance pursuant to the rights offering.

(11) Stock-Based Compensation

Liberty Broadband - Incentive Plans

In connection with the Broadband Spin-Off, awards with respect to Liberty Media’s Series A and Series C common stock were converted to awards with respect to Liberty Broadband’s Series A and Series C common stock, respectively, pursuant to the Liberty Broadband Corporation Transitional Stock Adjustment Plan (the “Transitional Plan”).  Following the Broadband Spin-Off, the Transitional Plan governs the terms and conditions of such stock options and stock appreciation rights (“SARs”) (collectively, “Awards”), in respect of a maximum of 2.5 million shares of Liberty Broadband common stock, to purchase shares of Series A and Series C common stock.  No additional grants may be made pursuant to the Transitional Plan.

Pursuant to the Liberty Broadband 2014 Omnibus Incentive Plan (the “2014 Plan”), as amended, the Company may grant Awards to be made in respect of a maximum of 8.4 million shares of Liberty Broadband common stock.  Awards generally vest over 4-5 years and have a term of 7-10 years.  Liberty issues new shares upon exercise of equity awards.

In connection with the Broadband Spin-Off, the holder of an outstanding option to purchase shares of Liberty common stock on the record date (an original Liberty option) received an option to purchase shares of the corresponding series of our Liberty Broadband common stock and an adjustment to the exercise price and number of shares subject to the original Liberty option (as so adjusted, an adjusted Liberty option). The exercise prices of and number of shares subject to the new Liberty Broadband option and the related adjusted Liberty option were determined based on (1) the exercise price and number of shares subject to the original Liberty option, (2) the distribution ratio of 0.25, (3) the pre Broadband Spin-Off trading price of Liberty common stock  and (4) the relative post-Broadband Spin-Off trading prices of Liberty common stock and Liberty Broadband common stock, such that the pre-Broadband Spin-Off intrinsic value of the original Liberty option was allocated between the new Liberty Broadband option and the adjusted Liberty option. Following the Broadband Spin-Off, employees of Liberty hold Awards in both Liberty common stock and Liberty Broadband common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty. Therefore, compensation expense related to options resulting from the Broadband Spin-Off will not be recognized in the Company’s consolidated financial statements.

Except as described above, all other terms of an adjusted Liberty option and a new Liberty Broadband option (including, for example, the vesting terms thereof) are in all material respects, the same as those of the corresponding original Liberty option.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Liberty Broadband – Grants of Stock Options

During the year ended December 31, 2014, Liberty Broadband granted 1.5 million options in Series C common stock with a weighted average grant-date fair value of $16.80 to the CEO of Liberty Broadband in connection with a new employment agreement at Liberty; of those options, one half vest on December 17, 2018 and the other half vest on December 17, 2019.  The remaining seven thousand options granted during the year ended December 31, 2014 have a weighted average grant-date fair value of $13.62 and cliff vest over a 2 year vesting period.

The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2014, the range of expected terms was 5.1 to 7.3 years.  Since Liberty Broadband common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on the historical volatility of Charter Communications common stock and the implied volatility of publicly traded Charter Communications options; as the most significant asset within Liberty Broadband, the volatility of Charter Communications served as a proxy for the expected volatility of Liberty Broadband.  For grants made in 2014, the range of volatilities was 28.2% to 28.5%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

Liberty Broadband – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2014	—	$—
Broadband Spin-Off adjustment	846	$32.21
Granted	—	$—
Exercised	(39)	$32.16
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2014	807	$32.21	4.2	$14
Exercisable at December 31, 2014	680	$31.92	4.1	$12

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2014	—	$—
Broadband Spin-Off adjustment	1,709	$32.22
Granted	1,507	$48.10
Exercised	(79)	$32.50
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2014	3,137	$39.85	7.0	$31
Exercisable at December 31, 2014	1,373	$31.92	4.1	$25

The Company had no outstanding Series B options during 2014.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

As of December 31, 2014, the total unrecognized compensation cost related to unvested Liberty Broadband Awards was approximately $25 million.  Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.9 years.

Liberty Broadband – Exercises

The aggregate intrinsic value of all options exercised during the year ended December 31, 2014 was $1.8 million.

Liberty Broadband – Restricted Shares

The aggregate fair value of all Series A and Series C restricted shares of Liberty Broadband common stock that vested during the year ended December 31, 2014 was $172,000.

As of December 31, 2014, the Company had approximately 201,000 unvested restricted shares of Series A and Series C Liberty Broadband common stock held by certain directors, officers and employees of the Company with a weighted average grant-date fair value of $28.61 per share.

TruePosition equity incentive plans

Long-Term Incentive Plans

TruePosition and Skyhook have granted PARs and PSUs to employees, directors, and consultants of TruePosition and Skyhook, respectively, pursuant to the LTIPs. PAR grants under the LTIPs vest over a four or five-year period. On June 30 of each of the fiscal years following the second, fourth, sixth, and eighth anniversaries of the date of a grant, 25% of the original grant is deemed to have been exercised and canceled. Upon such date, the holders of such grants receive the appreciation in the value of the grant, if any, from the value of the grant on the date of its issuance. PSUs, unless otherwise indicated, have the same vesting, exercise, and cancellation provisions as PARs granted under the plan. Certain of the PARs and the majority of the outstanding PSU grants contain modifications to the standard vesting, exercise and cancellation provisions.

Upon separation from TruePosition, holders of grants are eligible, assuming all conditions are met under the LTIPs, to receive the appreciation in value of their vested PAR grants and the value of their vested PSU grants as of the date of their separation that have not been deemed exercised and canceled.

The following summarizes the PAR and PSU activities under the LTIPs during 2014 (in thousands):

	Stand-alone	Tandem		Stand-alone	Skyhook
	PARs	PARs	PSUs	PSUs	PARs
Outstanding at January 1, 2014	1,311	253	69	218	—
Grants	553	—	—	44	6,260
Exercises	(325)	(122)	(33)	(8)	—
Forfeitures	(463)	(80)	(21)	(93)	(2,272)
Outstanding at December 31, 2014	1,076	51	15	161	3,988
Fair value of outstanding grants	—	—	$203	$2,135	$67
Vested fair value	—	—	$203	$945	$10
Weighted average remaining vesting period	2.7 years			2.9 years	3.4 years

Grants that are exercised and paid and grants that are forfeited, canceled, or otherwise not paid are available for grant under the LTIPs.

Grants under the LTIPs may be settled in cash, publicly traded stock of the companies or an affiliate of the companies, or a combination thereof. TruePosition accounts for grants under the LTIPs as liability instruments. Accordingly, TruePosition

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

measures the cost of employee services received in exchange for grants based on the current fair value of the grants and records a liability at the end of each reporting period equivalent to the vested portion of such current fair value.

TruePosition calculates the grant-date fair value and subsequent remeasurement of its liability classified awards using the Black-Scholes model. TruePosition estimates the expected term of the awards based on historical exercise and forfeiture data. The expected term for grants made to during 2014 ranged from 0.5 - 7.5 years. The volatility used by TruePosition in the Black-Scholes model for grants made during 2014 was 30%. TruePosition uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options, which ranged from 0.1% - 2.0% for grants made in 2014.

As of December 31, 2014 and 2013, $2.1 million and $2.2 million, respectively, are included in other liabilities for the fair value (Level 2) of the Company's LTIP obligations.

Stock Option Plan

In October 1995, TruePosition adopted the SIP, which provides for the granting of stock options to employees, directors, and consultants of TruePosition. Options granted under the SIP may be either Incentive Stock Options (ISOs) or Nonqualified Stock Options (NSOs). ISOs may be granted only to TruePosition employees (including officers and directors who are also employees). NSOs may be granted to employees, directors, and consultants. Options under the SIP may be granted for periods of up to ten years and generally vest over four or five years. As of December 31, 2014 and 2013, there were no options outstanding.

(12) Employee Benefit Plans

At December 31, 2014, TruePosition participated in Liberty’s defined-contribution plan (the “Liberty 401(k) Plan”). The Liberty 401(k) Plan provides for employees to make contributions by salary reductions to a trust for investment in Liberty common stock, as well as several mutual funds pursuant to Section 401(k) of the Internal Revenue Code.

TruePosition and Skyhook employees are eligible for 100% and 50% matching contributions by the Company for each dollar contributed up to 10% and 8% of the employees’ total compensation, respectively, subject to certain limitations. For the years ended December 31, 2014, 2013 and 2012, the Company contributed approximately $1.5 million, $1.6 million and $2.0 million respectively.

(13) Related Party Transactions

During the years ended December 31, 2014, 2013 and 2012, certain of TruePosition’s costs and expenses were charged to TruePosition by Liberty. The amounts due to (from) Liberty and the activities for the years ended December 31, 2014 and 2013 are summarized as follows (amounts in thousands):

	2014	2013
Payable (receivable) at beginning of year	$(5,953)	2,876
Costs and expenses charged by Liberty	3,913	2,808
Amounts (receivable) due under the tax-sharing arrangement	(4,094)	4,493
Transfer of related party receivable to (from) note receivable	5,306	—
Payments to Liberty	(6,399)	(16,130)
Amount receivable (due) under the tax-sharing arrangement transferred to Liberty Broadband	7,227	—
(Receivable) payable at end of year	$—	(5,953)

Prior to the completion of the Broadband Spin-Off, TruePosition also had an intercompany note arrangement with Liberty under which funds were advanced to Liberty and remitted back to TruePosition as needed. During September 2014, Liberty remitted back to TruePosition all principal and accrued interest related to this note and the arrangement was extinguished.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

As of December 31, 2013, the outstanding note receivable from Liberty plus accrued interest was $19.1 million. The note bore interest at the three-month LIBOR plus 2%.

Prior to the completion of the Broadband Spin-Off, TruePosition was a party to certain tax sharing arrangements with Liberty (or its former affiliate). Under these tax-sharing arrangements, TruePosition had been obligated to make cash payments to Liberty (or its former affiliate) in each year TruePosition generated positive taxable income, determined as if TruePosition filed a separate tax return. The amount of such payment has been equal to the amount of TruePosition’s taxable income (as so determined) multiplied by the highest corporate tax rate in effect for the applicable tax jurisdiction. If on a separate return basis, TruePosition would have a net operating loss or net tax credit for a particular year, and such loss or credit could be utilized on the actual tax returns filed by Liberty (or its former affiliate), then TruePosition would be entitled to reduce current and future payments to Liberty (or its former affiliate) by the amount of such tax benefit. TruePosition made payments of $3.2 million in 2014, $13.6 million in 2013 and $10.7 million in 2012 under these tax sharing arrangements. As of December 31, 2013, TruePosition had a $6.4 million income tax receivable due from Liberty. Prior to the completion of the Broadband Spin-Off, TruePosition’s income tax receivable from Liberty was transferred to Liberty Broadband and the tax sharing arrangement between Liberty and TruePosition was extinguished.

(14) Commitments and Contingencies

Leases

TruePosition leases various properties under operating leases expiring at various times through 2018. The aggregate minimum annual lease payments under the noncancelable operating leases as of December 31, 2014 are as follows (amounts in thousands):

2015	$1,763
2016	1,806
2017	1,849
2018	27
$5,445

TruePosition’s principal facility is under lease through December 2017. Total rental expense for the years ended December 31, 2014, 2013 and 2012 was $3.3 million, $3.1  million and $3.3 million, respectively.

Litigation

On July 21, 2011, TruePosition filed an antitrust lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against LM Ericsson Telephone Company (“Ericsson”), the Third Generation Partnership Project (3GPP) and certain other defendants for anticompetitive conduct associated with the standard setting processes for LTE wireless data communication technology as it pertains to location technology. The case has been settled, with a cash payment to TruePosition of approximately $6 million and non-monetary considerations, and was formally dismissed in its entirety on July 30, 2014. Defendants 3GPP and Ericsson did not contribute to the cash portion of the settlement. With respect to the defendants that contributed to the cash settlement, such cash was provided with no finding or implication of liability to avoid the expenditure of litigation costs exceeding the settlement amount, and in consideration for TruePosition's withdrawal of accusations of wrongdoing.

On September 10, 2010, Skyhook Wireless, Inc. filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Google, Inc. In March 2014, Skyhook amended its lawsuit to add additional claims. In total, Skyhook alleges that Google is infringing on eight Skyhook patents involving location technology and seeks an injunction and/or award of damages in an amount to be determined at trial. The case had been scheduled to be tried before a jury commencing March 9, 2015.  On March 5, 2015, the District Court issued an order that states that the court was advised by the parties that the case has been settled and thereby dismissed the action without costs and without prejudice to the right person, upon good cause

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

shown within 45 days, to reopen the action if settlement is not consummated. In addition, on September 10, 2010, Skyhook filed a companion case in State Superior Court in Massachusetts alleging that Google improperly interfered with contracts that Skyhook entered into with a number of important Android OEM manufacturers. In October 2013, the state court granted summary judgment to Google. On November 16, 2014, the Appeals Court of Massachusetts affirmed the Superior Court’s dismissal and the judgment is now final.

General Litigation

In the ordinary course of business, the Company and its consolidated subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Indemnification Claims

In the normal course of business, TruePosition provides indemnification to certain customers against specified claims that might arise against those customers from the use of TruePosition’s products. To date, TruePosition has not had to reimburse any of its customers for any losses related to these indemnification provisions. However, six such claims are currently pending and are described below. TruePosition is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although TruePosition’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily.

TruePosition’s former customer, T-Mobile, has made two indemnification claims against TruePosition. In September, 2008, T-Mobile requested that TruePosition indemnify it for damages (including defense costs) that it may incur in a patent infringement action that Emsat Advanced Geolocation, LLC (“Emsat”) filed against T-Mobile. TruePosition is not a party to the suit. TruePosition has denied that it is obligated to indemnify T-Mobile and believes that the equipment that it has supplied to T-Mobile is not covered by the patent claims that Emsat is asserting against T-Mobile. T-Mobile has not yet formally pursued its indemnification claims in a civil court action, but has indicated its intention to do so after the infringement action is resolved. In March 2014, T-Mobile requested that TruePosition indemnify it for damages (including defense costs) that it may incur in a patent infringement action that Guidance IP LLC (“Guidance”) filed against T-Mobile. TruePosition is not a party to the suit. TruePosition has indicated a willingness to participate in the defense of the action, but has not yet received a response from T-Mobile.

TruePosition’s customer, AT&T, has made four indemnification claims against TruePosition. In October 2008, AT&T requested TruePosition to indemnify it for damages (including defense costs) that it may incur relating to the Emsat litigation described in the preceding paragraph (to which AT&T is a party). In June 2009, AT&T requested TruePosition to indemnify it for damages (including defense costs) that it may incur relating to a lawsuit filed against AT&T by Tendler Cellular of Texas, LLC (“Tendler”) (to which the Company is not a party). This action relates to TruePosition’s subsidiary, Useful Networks, Inc., whose operations were discontinued in 2010. In June 2011, AT&T requested TruePosition to indemnify it for damages (including defense costs) that it may incur relating to a lawsuit filed against AT&T by Tracbeam, LLC (to which Company is not a party). In April 2014, AT&T requested TruePosition to indemnify it for damages (including defense costs) that it may incur relating to a lawsuit filed against AT&T by Guidance (to which Company is not a party). TruePosition has denied that it is obligated to indemnify AT&T with respect to the Emsat, Tendler and Guidance cases. AT&T has not yet formally pursued its indemnification claims in a civil court action and it is unclear at this time whether or not it will do so. With respect to Tracbeam, AT&T has determined that TruePosition’s total allocated contribution is $132 thousand and has invoiced TruePosition accordingly. TruePosition has informed AT&T that TruePosition believes that the allocation method employed by AT&T is flawed and that the actual amount owed is less than $132 thousand.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Off-Balance Sheet Arrangements

Liberty Broadband did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

(15) Segment Information

Liberty Broadband identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings or losses represent 10% or more of Liberty Broadband’s annual pre-tax earnings (losses).

Liberty Broadband evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA. In addition, Liberty Broadband reviews nonfinancial measures such as subscriber growth.

Liberty Broadband defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). Liberty Broadband believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty Broadband generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the year ended December 31, 2014, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

•

TruePosition—a wholly-owned subsidiary of the Company that develops and markets technology for locating wireless phones and other wireless devices on a cellular network, enabling wireless carriers and government agencies to provide public safety E-9-1-1 services domestically and services in support of national security and law enforcement worldwide. In addition, through its recent acquisition Skyhook, operates a global location network providing hybrid wireless positioning technology and contextual location intelligence solutions worldwide.

•

Charter—an equity method investment that is one of the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers.

Liberty Broadband’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated companies are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements. For periods in which Liberty Broadband owned Charter shares and warrants, we have included amounts attributable to Charter in the tables below. Although Liberty Broadband owns less than 100% of the outstanding shares of Charter, 100% of the Charter amounts are included in the schedule below and subsequently eliminated in order to reconcile the account totals to the Liberty Broadband consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Performance Measures

	Years ended December 31,
	2014		2013		2012
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in thousands
TruePosition	$69,045	(2,152)	77,363	5,290	83,098	11,335
Charter (a)	9,108,000	3,128,000	8,155,000	2,811,000	—	—
Corporate and other	—	(1,559)	—	—	—	—
	9,177,045	3,124,289	8,232,363	2,816,290	83,098	11,335
Eliminate equity method affiliate	(9,108,000)	(3,128,000)	(8,155,000)	(2,811,000)	—	—
Consolidated Liberty Broadband	$69,045	(3,711)	77,363	5,290	83,098	11,335

(a)

The amounts herein represent Charter’s results for the full year ended December 31, 2014 and 2013. However, the portion of Charter’s share of earnings (losses) included in the consolidated financial statements of Liberty Broadband only includes Charter’s results from the time of acquisition (May 2013) through December 31, 2014.

Other Information

	December 31, 2014			December 31, 2013
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in thousands
TruePosition	$87,393	—	1,398	77,166	—	1,127
Charter	24,550,000	—	2,221,000	17,295,000	—	1,825,000
Corporate and other	2,916,539	2,498,804	—	2,832,213	2,402,024	—
	27,553,932	2,498,804	2,222,398	20,204,379	2,402,024	1,826,127
Eliminate equity method affiliate	(24,550,000)	—	(2,221,000)	(17,295,000)	—	(1,825,000)
Consolidated Liberty Broadband	$3,003,932	2,498,804	1,398	2,909,379	2,402,024	1,127

Revenue by Geographic Area

	Years ended December 31,
	2014	2013	2012
	amounts in thousands
United States	$66,045	68,179	80,802
Other countries	3,000	9,184	2,296
	$69,045	77,363	83,098

Long-lived Assets by Geographic Area

	December 31,
	2014	2013
	amounts in thousands
United States	$3,570	4,611
Other countries	20	49
	$3,590	4,660

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2014	2013	2012
	amounts in thousands
Consolidated segment Adjusted OIBDA	$(3,711)	5,290	11,335
Stock-based compensation	(999)	(996)	2,383
Depreciation and amortization	(9,043)	(4,382)	(5,839)
Gain on legal settlement	6,000	—	—
Impairment of long-lived assets	(35,221)	—	—
Interest expense	(1,138)	—	—
Dividend and interest income	5,426	6,878	5,415
Share of earnings (loss) of affiliates, net	(127,573)	(76,090)	—
Realized and unrealized gains (losses) on financial instruments, net	51,189	97,860	57,582
Gain (loss) on dilution of investment in affiliate	(87,158)	(92,933)	—
Other, net	(63)	(53)	(117)
Earnings (loss) from continuing operations before income taxes	$(202,291)	(64,426)	70,759

(16) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands
2014:
Revenue	$16,921	17,146	17,445	17,533
Operating income (loss)	$(4,536)	(8,398)	6,364	(36,404)
Net earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders	$(57,715)	1,904	(31,990)	(46,804)
Basic earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.65)	0.02	(0.36)	(0.53)
Diluted earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.65)	0.02	(0.36)	(0.53)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands
2013:
Revenue	$24,001	18,821	17,627	16,914
Operating income (loss)	$2,535	(1,919)	(2,480)	1,776
Net earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders	$11,116	8,025	(52,020)	(8,849)
Basic earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$0.13	0.09	(0.59)	(0.10)
Diluted earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$0.13	0.09	(0.59)	(0.10)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2015:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2015 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2015.

III-1

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

Included in Part II of this report:

(a)(2)  Financial Statement Schedules

(i)All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)Separate financial statements for Charter Communications, Inc. and subsidiaries:

(a)(3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Reorganization Agreement, dated as of October 28, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713) (the “8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the 8-K).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the 8-K).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1

Specimen Certificate for shares of Series A Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2014 (File No. 333-197619) (the “S-1”)).

4.2	Specimen Certificate for shares of Series B Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 the S-1).

4.3	Specimen Certificate for shares of Series C Common Stock of the Registrant (incorporated by reference to Exhibit 4.3 to the S-1).

4.4

Specimen Certificate of Series C Common Stock Subscription Rights of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 filed on October 16, 2014 (File No. 333-199428) (the “Rights Offering S-1”)).

4.5	Instructions for Use of Series C Common Stock Subscription Rights of the Registrant (incorporated by reference to Exhibit 4.3 to the Rights Offering S-1).

4.6

Form of Margin Loan Agreements (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on November 4, 2014 (File No. 333-197619)).

10 - Material Contracts:

10.1

Liberty Broadband Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on November 21, 2014 (File No. 333-200438)).

10.2

Liberty Broadband Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on November 21, 2014 (File No. 333-200436)).

10.3

Charter Stockholders Agreement, dated as of March 19, 2013, by and between Charter Communications, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013 (File No. 001-35707)).

10.4

Amendment to the Charter Stockholders Agreement dated as of September 29, 2014 (incorporated by reference to Exhibit 7(d) to Amendment No. 3 to Liberty Media Corporation's Schedule 13D in respect of Class A common stock of Charter Communications, Inc. filed with the Securities and Exchange Commission on October 10, 2014 (File No. 005-57191) (the “Liberty Media 13D/A”)).

10.5

Voting Agreement dated as of April 25, 2014 between Comcast Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by Comcast Corporation on April 28, 2014 (File No. 001-32871)).

10.6

Assignment and Assumption Agreement, dated as of October 2, 2014, by and among Comcast Corporation, Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 7(e) to Amendment No. 3 to the Liberty Media 13D/A).

10.7	Tax Sharing Agreement, dated as of November 4, 2014, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the 8-K).

10.8	Services Agreement, dated as of November 4, 2014, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the 8-K).

10.9

Facilities Sharing Agreement, dated as of November 4, 2014, by and between Liberty Broadband Corporation, Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 8-K).

10.10

Form of Indemnification Agreement by and between Liberty Broadband Corporation and its executive officers/directors (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 15, 2014 (File No. 333-197619)).

10.11	Aircraft Time Sharing Agreements, dated as of November 4, 2014, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the 8-K).

10.12

Aircraft Time Sharing Agreement, dated as of November 4, 2014, by and among Liberty Broadband Corporation, Liberty Citation, Inc. and Liberty Denver Arena, LLC (incorporated by reference to Exhibit 10.5 to the 8-K).

21	Subsidiaries of Liberty Broadband Corporation.*

23.1	Consent of KPMG LLP.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

*Filed herewith.

**Furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Charter Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri

February 23, 2015

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3	$21
Accounts receivable, less allowance for doubtful accounts of
$22 and $19, respectively	285	234
Prepaid expenses and other current assets	83	67
Total current assets	371	322

RESTRICTED CASH AND CASH EQUIVALENTS	7,111	—

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $5,484 and $4,787, respectively	8,373	7,981
Franchises	6,006	6,009
Customer relationships, net	1,105	1,389
Goodwill	1,168	1,177
Total investment in cable properties, net	16,652	16,556

OTHER NONCURRENT ASSETS	416	417

Total assets	$24,550	$17,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,635	$1,467
Total current liabilities	1,635	1,467

LONG-TERM DEBT	21,023	14,181
DEFERRED INCOME TAXES	1,674	1,431
OTHER LONG-TERM LIABILITIES	72	65

SHAREHOLDERS’ EQUITY:
Class A common stock; $.001 par value; 900 million shares authorized;
111,999,687 and 106,144,075 shares issued and outstanding, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	1,930	1,760
Accumulated deficit	(1,762)	(1,568)
Accumulated other comprehensive loss	(22)	(41)
Total shareholders’ equity	146	151

Total liabilities and shareholders’ equity	$24,550	$17,295

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2014	2013	2012

REVENUES	$9,108	$8,155	$7,504

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	5,973	5,345	4,860
Depreciation and amortization	2,102	1,854	1,713
Other operating expenses, net	62	47	16

	8,137	7,246	6,589

Income from operations	971	909	915

OTHER EXPENSES:
Interest expense, net	(911)	(846)	(907)
Loss on extinguishment of debt	—	(123)	(55)
Gain (loss) on derivative instruments, net	(7)	11	—

	(918)	(958)	(962)

Income (loss) before income taxes	53	(49)	(47)

Income tax expense	(236)	(120)	(257)

Net loss	$(183)	$(169)	$(304)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(1.70)	$(1.65)	$(3.05)

Weighted average common shares outstanding, basic and diluted	108,374,160	101,934,630	99,657,989

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in millions)

	Year Ended December 31,
	2014	2013	2012

Net loss	$(183)	$(169)	$(304)
Net impact of interest rate derivative instruments, net of tax	19	34	(10)

Comprehensive loss	$(164)	$(135)	$(314)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

BALANCE, December 31, 2011	$—	$—	$1,556	$(1,082)	$—	$(65)	$409
Net loss	—	—	—	(304)	—	—	(304)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	(10)	(10)
Stock compensation expense, net	—	—	50	—	—	—	50
Exercise of options	—	—	15	—	—	—	15
Purchase of treasury stock	—	—	—	—	(11)	—	(11)
Retirement of treasury stock	—	—	(5)	(6)	11	—	—

BALANCE, December 31, 2012	—	—	1,616	(1,392)	—	(75)	149
Net loss	—	—	—	(169)	—	—	(169)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	34	34
Stock compensation expense, net	—	—	48	—	—	—	48
Exercise of options and warrants	—	—	104	—	—	—	104
Purchase of treasury stock	—	—	—	—	(15)	—	(15)
Retirement of treasury stock	—	—	(8)	(7)	15	—	—

BALANCE, December 31, 2013	—	—	1,760	(1,568)	—	(41)	151
Net loss	—	—	—	(183)	—	—	(183)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	19	19
Stock compensation expense, net	—	—	55	—	—	—	55
Exercise of options and warrants	—	—	123	—	—	—	123
Purchase of treasury stock	—	—	—	—	(19)	—	(19)
Retirement of treasury stock	—	—	(8)	(11)	19	—	—

BALANCE, December 31, 2014	$—	$—	$1,930	$(1,762)	$—	$(22)	$146

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183)	$(169)	$(304)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,102	1,854	1,713
Non-cash interest expense	37	43	45
Loss on extinguishment of debt	—	123	55
(Gain) loss on derivative instruments, net	7	(11)	—
Deferred income taxes	233	112	250
Other, net	65	82	45
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(51)	10	34
Prepaid expenses and other assets	(9)	—	(8)
Accounts payable, accrued liabilities and other	158	114	46
Net cash flows from operating activities	2,359	2,158	1,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,221)	(1,825)	(1,745)
Change in accrued expenses related to capital expenditures	33	76	13
Sales (purchases) of cable systems, net	11	(676)	19
Restricted cash in escrow	(7,111)	—	—
Other, net	(16)	(18)	(24)
Net cash flows from investing activities	(9,304)	(2,443)	(1,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	8,806	6,782	5,830
Repayments of long-term debt	(1,980)	(6,520)	(5,901)
Payments for debt issuance costs	(6)	(50)	(53)
Purchase of treasury stock	(19)	(15)	(11)
Proceeds from exercise of options and warrants	123	104	15
Other, net	3	(2)	(14)
Net cash flows from financing activities	6,927	299	(134)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18)	14	5
CASH AND CASH EQUIVALENTS, beginning of period	21	7	2
CASH AND CASH EQUIVALENTS, end of period	$3	$21	$7

CASH PAID FOR INTEREST	$850	$763	$904

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

1.Organization and Basis of Presentation

Organization

Charter Communications, Inc. (“Charter”) is a holding company whose principal asset is a 100% common equity interest in Charter Communications Holding Company, LLC (“Charter Holdco”).  Charter owns cable systems through its subsidiaries, which are collectively, with Charter, referred to herein as the “Company.”

The Company is a cable operator providing services in the United States.  The Company offers to residential and commercial customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as video on demand, high definition television, and digital video recorder (“DVR”) service.  The Company sells its cable video programming, Internet, voice, and advanced video services primarily on a subscription basis.  The Company also sells local advertising on cable networks and on the Internet and provides fiber connectivity to cellular towers.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; valuations and impairments of property, plant and equipment, intangibles and goodwill; income taxes; contingencies and programming expense.  Actual results could differ from those estimates.

Certain prior period amounts, primarily merger and acquisition costs, have been reclassified to conform with the 2014 presentation.

2.Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Charter and its wholly owned subsidiaries.  The Company consolidates based upon evaluation of the Company’s power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance; its obligation to absorb the expected losses of the entity; and its right to receive the expected residual returns of the entity.  All significant inter-company accounts and transactions among consolidated entities have been eliminated.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  These investments are carried at cost, which approximates market value.  Cash and cash equivalents consist primarily of money market funds and commercial paper.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities.  While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis.  For assets that are sold or retired, the estimated historical cost and related accumulated depreciation is removed.  Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced video services are capitalized.  Costs capitalized as part of initial customer installations include materials, labor, and certain indirect costs.  Indirect costs are associated with the activities of the Company’s personnel who assist in connecting and activating the new service and consist of compensation and other costs associated with these support functions.  Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction, vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities.  The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.  Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer equipment and installations	3-8 years
Vehicles and equipment	3-6 years
Buildings and leasehold improvements	15-40 years
Furniture, fixtures and equipment	6-10 years

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed.  The Company expects to continually renew its franchise agreements and has concluded that all of the related franchise rights are indefinite lived intangible assets.  Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future.  A liability is required to be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The Company has not recorded an estimate for potential franchise related obligations, but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed.  The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas.  For the Company’s lease agreements,

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

the estimated liabilities related to the removal provisions, where applicable, have been recorded and are not significant to the financial statements.

Other Noncurrent Assets

Other noncurrent assets primarily include trademarks, right-of-entry costs and deferred financing costs.  Trademarks have been determined to have an indefinite life and are tested annually for impairment.  Right-of-entry costs represent costs incurred related to agreements entered into with landlords, real estate companies or owners to gain access to a building in order to provide cable service.  Right-of-entry costs are generally deferred and amortized to amortization expense over the term of the agreement.  Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowings.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets to be held and used when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results.  If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value.  While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability.  No impairments of long-lived assets to be held and used were recorded in 2014, 2013 and 2012.

Revenue Recognition

Revenues from residential and commercial video, Internet and voice services are recognized when the related services are provided.  Advertising sales are recognized at estimated realizable values in the period that the advertisements are broadcast.  In some cases, the Company coordinates the advertising sales efforts of other cable operators in a certain market and remits amounts received from customers less an agreed-upon percentage to such cable operator.  For those arrangements in which the Company acts as a principal, the Company records the revenues earned from the advertising customer on a gross basis and the amount remitted to the cable operator as an operating expense.

Fees imposed on Charter by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities.  Fees of $283 million, $263 million and $260 million for the years ended December 31, 2014, 2013 and 2012, respectively, are reported in video, voice and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal.  Other taxes, such as sales taxes imposed on the Company's customers, collected and remitted to state and local authorities, are recorded on a net basis because the Company is acting as an agent in such situation.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2014	2013	2012

Video	$4,443	$4,040	$3,649
Internet	2,576	2,186	1,866
Voice	575	644	828
Commercial	993	812	648
Advertising sales	341	291	334
Other	180	182	179

	$9,108	$8,155	$7,504

Programming Costs

The Company has various contracts to obtain basic, digital and premium video programming from programming vendors whose compensation is typically based on a flat fee per customer.  The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition.  Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers.  Certain programming contracts contain incentives to be paid by the programmers.  The Company receives these payments and recognizes the incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense.  This offset to programming expense was $19 million, $7 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Programming costs included in the accompanying statements of operations were $2.5 billion, $2.1 billion and $2.0 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred.  Such advertising expense was $380 million, $357 million and $325 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Multiple-Element Transactions

In the normal course of business, the Company enters into multiple-element transactions where it is simultaneously both a customer and a vendor with the same counterparty or in which it purchases multiple products and/or services, or settles outstanding items contemporaneous with the purchase of a product or service from a single counterparty.  Transactions, although negotiated contemporaneously, may be documented in one or more contracts.  The Company’s policy for accounting for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold.  In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), historical transactions or comparable cash transactions.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Stock-Based Compensation

Restricted stock, restricted stock units, stock options and performance units and shares are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period.  The Company recorded $55 million, $48 million and $50 million of stock compensation expense, which is included in operating costs and expenses and other operating expenses, net for the years ended December 31, 2014, 2013 and 2012, respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model and Monte Carlo simulations for options and restricted stock units with market conditions.  The grant date weighted average assumptions used during the years ended December 31, 2014, 2013 and 2012, respectively, were: risk-free interest rate of 2.0%, 1.5% and 1.5%; expected volatility of 36.9%, 37.8% and 38.4%, and expected lives of 6.5 years, 6.3 years and 6.3 years.  The grant date weighted average cost of equity used was 16.2% during each of the years ended December 31, 2013 and 2012. Volatility assumptions were based on historical volatility of Charter and a peer group.  The Company’s volatility assumptions represent management’s best estimate and were partially based on historical volatility of a peer group because management does not believe Charter’s pre-emergence from bankruptcy historical volatility to be representative of its future volatility.   Expected lives were calculated based on the simplified-method due to insufficient historical exercise data.  The valuations assume no dividends are paid.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing loss carryforwards.  The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.  See Note 16.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding during the respective periods.  Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options and other convertible securities are anti-dilutive because the Company incurred net losses.

Segments

The Company’s operations are conducted through the use of a unified network and are managed and reported to its Chief Executive Officer ("CEO"), the Company's chief operating decision maker, on a consolidated basis.  The CEO assesses performance and allocates resources based on the consolidated results of operations.  Under this organizational and reporting structure, the Company has one reportable segment, broadband services.

3.Acquisitions and Dispositions

Acquisition of Bresnan

On July 1, 2013, Charter and Charter Communications Operating, LLC ("Charter Operating") acquired Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision"), for $1.625 billion in cash, as well as a working capital adjustment and a reduction for certain funded indebtedness

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

of Bresnan.  Bresnan manages cable operating systems in Montana, Wyoming, Colorado and Utah.  Charter funded the purchase of Bresnan with a $1.5 billion term loan (see Note 8) and borrowings under the Charter Operating credit facilities.

The following unaudited pro forma financial information of Charter is based on the historical consolidated financial statements of Charter and the historical consolidated financial statements of Bresnan and is intended to provide information about how the acquisition of Bresnan and related financing may have affected Charter's historical consolidated financial statements if they had closed as of January 1, 2012. The pro forma financial information below is based on available information and assumptions that the Company believes are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what Charter's financial condition or results of operations would have been had the transactions described above occurred on the date indicated. The pro forma financial information also should not be considered representative of Charter's future financial condition or results of operations.

	Year Ended December 31,
	2013	2012
	(unaudited)
Revenues	$8,419	$8,017
Net loss	$(194)	$(392)
Loss per common share, basic and diluted	$(1.90)	$(3.93)

Transactions with Comcast

On April 25, 2014, the Company entered into a binding definitive agreement (the “Transactions Agreement”) with Comcast Corporation (“Comcast”), which contemplates the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Transactions”) as described in more detail below.  The Transactions Agreement calls for the Transactions to be consummated substantially contemporaneously with each other as promptly as practicable following the merger of a subsidiary of Comcast with Time Warner Cable Inc. (“TWC”) as previously announced by Comcast and TWC.  The completion of the Transactions will result in Charter acquiring approximately a net 1.3 million existing TWC residential and commercial video customers.

Asset Purchase

At closing, the Transactions Agreement calls for the Company to acquire from Comcast certain cable systems currently owned by TWC serving approximately 1.4 million video customers and all other assets and liabilities primarily related to such cable systems for cash consideration.  The Transactions Agreement calls for the Company to pay to Comcast the tax benefit of the step-up it receives in the tax basis of the assets.  The Transactions Agreement calls for such tax benefit to Charter to be paid as realized by the Company over an eight-year period, with an additional payment to be made at the end of such eight-year period in the amount of any remaining tax benefit (on a present value basis) not previously realized by Charter.

Asset Exchange

At closing, the Company and Comcast will exchange certain cable systems currently serving approximately 1.5 million TWC video customers and approximately 1.6 million Charter video customers and all other assets and liabilities primarily related to such cable systems.  Most tax gains associated with the Asset Exchange are expected to be offset by Charter’s existing net operating losses.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Financing

Charter has received commitments from a number of leading Wall Street investment banks to provide incremental senior secured term loan facilities totaling up to $8.4 billion and a senior secured incremental revolving facility equal to $500 million under the Charter Operating credit facility.  Pursuant to that commitment, Charter has fully drawn on $3.5 billion term loan G commitments.  The amount of the commitments for incremental term loan facilities was further reduced by $3.5 billion at the closing of the offering of $1.5 billion aggregate principal amount of 5.50% senior notes due 2022  (the "2022 Notes") and $2.0 billion aggregate principal amount of 5.75% senior notes due 2024 (the "2024 Notes") (collectively, the "CCO Safari Notes") by CCOH Safari, LLC ("CCOH Safari").  Charter has $1.4 billion remaining in committed Charter Operating term loans.  The proceeds from the term loan G and the Notes are being held in escrow subject to the closing of the Transactions and are recorded on the Company's consolidated balance sheet as noncurrent restricted cash and cash equivalents.  The escrow for the CCOH Safari Notes continues until November 5, 2015.  The escrow for term loan G continues so long as we pre-fund interest and the release conditions can be satisfied.  The consideration for the assets acquired and transaction expenses will be financed with new indebtedness of Charter and is currently estimated at approximately $7.2 billion.  The proceeds of the incremental facilities and the Notes will be used by Charter for the purpose of financing the Asset Purchase, paying fees and expenses incurred in connection with the Asset Purchase and the other Transactions, for providing ongoing working capital and for other general corporate purposes of Charter Operating and its subsidiaries.  See Note 8.

Contribution and Spin-Off Transaction

CCH I, LLC (“CCH I”), a current indirect subsidiary of Charter, will be reorganized to be a direct subsidiary of Charter.  CCH I will then form a new subsidiary that will merge with Charter, through a tax-free reorganization and become the new holding company (“New Charter”) that will own 100% of Charter and indirectly Charter Holdco.  New Charter will then acquire an approximate 33% stake in a new publicly-traded cable provider to be spun-off by Comcast serving approximately 2.5 million existing Comcast video customers (the "Spin-Off"). The cable systems will be contributed to Midwest Cable, Inc., which upon consummation of the Transactions, is expected to change its name to GreatLand Connections Inc. (“GreatLand Connections”).  New Charter will acquire its interest in GreatLand Connections by issuing New Charter stock to Comcast shareholders (including former TWC shareholders) as a result of a merger of a wholly owned subsidiary of New Charter with and into GreatLand Connections.  Comcast shareholders, including the former TWC shareholders, are expected to own approximately 67% of GreatLand Connections, while New Charter is expected to directly own approximately 33% of GreatLand Connections. GreatLand Connections expects to incur leverage of approximately 5 times its estimated pro forma EBITDA (as such term is defined by GreatLand Connections’ financing sources for purposes of the financing) to fund a distribution to Comcast and issue notes to Comcast prior to the spin-off.  Additionally, the Company will provide services to GreatLand Connections, and the Company will be reimbursed the actual economic costs of such services, in addition to a fee of 4.25% of GreatLand Connections' gross revenues.

The Asset Purchase, Asset Exchange and the acquisition of interests in GreatLand Connections will be valued at a 7.125 multiple of 2014 EBITDA (as defined by the parties), subject to certain post-closing adjustments.

4.Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of period	$19	$14	$16
Charged to expense	122	101	105
Uncollected balances written off, net of recoveries	(119)	(96)	(107)

Balance, end of period	$22	$19	$14

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

5.Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013

Cable distribution systems	$7,919	$7,556
Customer equipment and installations	4,388	4,061
Vehicles and equipment	335	270
Buildings and leasehold improvements	499	425
Furniture, fixtures and equipment	716	456

	13,857	12,768
Less: accumulated depreciation	(5,484)	(4,787)

	$8,373	$7,981

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future.  A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $1.8 billion, $1.6 billion, and $1.4 billion, respectively.  Property, plant and equipment increased $515 million as a result of cable system acquisitions during the year ended December 31, 2013.

6.Franchises, Goodwill and Other Intangible Assets

Franchise rights represent the value attributed to agreements or authorizations with local and state authorities that allow access to homes in cable service areas.  For valuation purposes, they are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services to potential customers (service marketing rights).

Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life. All franchises that qualify for indefinite life treatment are tested for impairment annually or more frequently as warranted by events or changes in circumstances.  In determining whether our franchises have an indefinite life, the Company considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not it is in compliance with any technology upgrading requirements specified in a franchise agreement.  The Company has concluded that as of December 31, 2014 and 2013 all of its franchises qualify for indefinite life treatment.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Franchise assets are aggregated into essentially inseparable units of accounting to conduct valuations.  The units of accounting generally represent geographical clustering of our cable systems into groups.  The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset has been impaired.  If, after this qualitative assessment, the Company determines that it is not more likely than not that an indefinite lived intangible asset has been impaired, then no further quantitative testing is necessary.  In completing the impairment testing, the Company evaluated the impact of various factors to the expected future cash flows attributable to its units of accounting and to the assumed discount rate which would be used to present value those cash flows. Such factors included macro-economic and industry conditions including the capital markets, regulatory, and competitive environment, and costs of programming and customer premise equipment along with changes to our organizational structure and strategies.  After consideration of these qualitative factors, the Company concluded that it is more likely than not that the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and therefore did not perform a quantitative analysis in 2014, 2013 or 2012.

If the Company is required to perform a quantitative analysis to test its franchise assets for impairment, the Company determines the estimated fair value utilizing an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified assuming a discount rate.  The fair value of franchises for impairment testing is determined based on estimated discrete discounted future cash flows using assumptions consistent with internal forecasts.  The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated customer churn), and the new services added to those customers in future periods.  The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchises.

This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, and a discount rate applied to the estimated cash flows. The determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.  The Company estimates discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates for video, high-speed Internet, and voice; revenue growth rates; operating margins; and capital expenditures.  The assumptions are based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry.  The estimates and assumptions made in the Company’s valuations are inherently subject to significant uncertainties, many of which are beyond its control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures and the discount rate utilized.

Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances.  Accounting guidance also permits a qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value.  If, after this qualitative assessment, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary.  If the Company is required to perform the two-step test under the accounting guidance, the first step involves a comparison of the estimated fair value of each reporting unit to its carrying amount.  If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any.   The fair value of the reporting unit, when performing the second step of the goodwill impairment test, is determined using a consistent income approach model as that used for franchise impairment testing.  As with the Company's franchise impairment testing, the Company elected to perform a qualitative assessment for its goodwill impairment testing in 2014, 2013 and 2012 and concluded that goodwill is not impaired.

Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment.  Customer relationships are amortized on an accelerated method over useful lives of 8-15  years based on the period over which current customers are expected to generate cash flows.  Customer relationships are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.  Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2014, 2013 or 2012.

The fair value of trademarks is determined using the relief-from-royalty method which applies a fair royalty rate to estimated revenue.  Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries.   As the Company expects to continue to use each trademark indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment using either a qualitative analysis or quantitative analysis as elected by management. The qualitative analysis did not identify any factors that would indicate that it was more likely than not that the fair value of trademarks were less than the carrying value and thus resulted in no impairment in 2014, 2013 or 2012.

As of December 31, 2014 and 2013, indefinite lived and finite-lived intangible assets are presented in the following table:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

	December 31,
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite lived intangible assets:
Franchises	$6,006	$—	$6,006	$6,009	$—	$6,009
Goodwill	1,168	—	1,168	1,177	—	1,177
Trademarks	159	—	159	158	—	158
Other intangible assets	4	—	4	4	—	4

	$7,337	$—	$7,337	$7,348	$—	$7,348

Finite-lived intangible assets:
Customer relationships	$2,616	$1,511	$1,105	$2,617	$1,228	$1,389
Other intangible assets	151	60	91	130	44	86
	$2,767	$1,571	$1,196	$2,747	$1,272	$1,475

Amortization expense related to customer relationships and other intangible assets for the years ended December 31, 2014,  2013 and 2012 was $299 million, $299 million and $293 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2015	$267
2016	234
2017	200
2018	165
2019	131
Thereafter	199

$1,196

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2014 and 2013:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

	December 31,
	2014	2013

Accounts payable – trade	$140	$91
Accrued capital expenditures	268	235
Deferred revenue	85	90
Accrued liabilities:
Interest	212	195
Programming costs	430	379
Franchise related fees	65	62
Compensation	169	156
Other	266	259

	$1,635	$1,467

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

8.Long-Term Debt

Long-term debt consists of the following as of December 31, 2014 and 2013:

	December 31,
	2014		2013
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCOH Safari, LLC:
5.500% senior notes due December 1, 2022	$1,500	$1,500	$—	$—
5.750% senior notes due December 1, 2024	2,000	2,000	—	—
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	1,000	1,000	1,000	1,000
7.000% senior notes due January 15, 2019	1,400	1,394	1,400	1,393
8.125% senior notes due April 30, 2020	700	700	700	700
7.375% senior notes due June 1, 2020	750	750	750	750
5.250% senior notes due March 15, 2021	500	500	500	500
6.500% senior notes due April 30, 2021	1,500	1,500	1,500	1,500
6.625% senior notes due January 31, 2022	750	747	750	747
5.250% senior notes due September 30, 2022	1,250	1,240	1,250	1,239
5.125% senior notes due February 15, 2023	1,000	1,000	1,000	1,000
5.750% senior notes due September 1, 2023	500	500	500	500
5.750% senior notes due January 15, 2024	1,000	1,000	1,000	1,000
Credit facility due September 6, 2014	—	—	350	342
Charter Communications Operating, LLC:
Credit facilities	3,742	3,709	3,548	3,510
CCO Safari, LLC (an Unrestricted Subsidiary):
Credit facilities	3,500	3,483	—	—
	$21,092	$21,023	$14,248	$14,181

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale, plus the accretion to the balance sheet date.  However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt.  The Company has availability under its credit facilities of approximately $817 million as of December 31, 2014, and as such, debt maturing in the next twelve months is classified as long-term.  In addition, a $500 million revolver extension is currently committed and available to Charter. The availability of this revolver is not contingent or related to the closing of the Transactions.  See Note 3.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Loss on extinguishment of debt consists of the following for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014		2013		2012

Charter Operating credit amendment / prepayments	$—	—	$58	58	$92
CCH II notes redemptions	—	—	—	—	(46)
Charter Operating notes repurchases	—	—	—	—	9
CCO Holdings notes repurchases	—	—	65	65	—

	$—	—	$123	123	$55

CCOH Safari Notes

In October 2014, Charter created CCOH Safari as a 100% wholly-owned indirect finance subsidiary of Charter. In November 2014, CCOH Safari, closed on transactions in which it issued $1.5 billion aggregate principal amount of 5.500% senior notes due 2022 and $2.0 billion aggregate principal amount of 5.750% senior notes due 2024.  The net proceeds of the offering and sale of the CCOH Safari Notes and the next semi-annual interest payment are being held in escrow to fund a portion of the purchase of certain assets pursuant to the Transactions. The release of the proceeds from the escrow will be subject to the satisfaction of certain conditions, including the closing of the Transactions. Substantially concurrently with the escrow release, the CCOH Safari Notes will become obligations of CCO Holdings and CCO Holdings Capital.  CCOH Safari will merge into CCO Holdings.  Should the Transactions Agreement be terminated prior to the consummation of the Transactions, or upon expiration of the escrow agreement on November 5, 2015, such amounts placed in escrow must be used to settle amounts outstanding under the CCOH Safari Notes at par value.  The amounts held in escrow are classified as noncurrent restricted cash and cash equivalents in the Company's consolidated balance sheet as of December 31, 2014.  See Note 3.

The CCOH Safari Notes are guaranteed by Charter.  Initially, they are senior debt obligations of CCOH Safari.  Upon release of the proceeds from escrow, the CCOH Safari Notes will be senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The CCOH Safari Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating and CCO Safari, LLC ("CCO Safari") credit facilities.

Following the release of the proceeds, CCO Holdings may redeem some or all of the CCOH Safari Notes at any time at a premium.  The optional redemption price declines to 100% of the respective series' principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2017 through 2020 with respect to the 2022 Notes and 2019 through 2022 with respect to the 2024 Notes.

In addition, at any time following the release of the proceeds and prior to December 1, 2017, with respect to the 2022 Notes, and December 1, 2019, with respect to the 2024 Notes, CCO Holdings and CCO Holdings Capital Corp. may redeem up to 40% of the aggregate principal amount of such CCOH Safari Notes at a redemption price at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

In the event of specified change of control events, CCO Holdings must offer to purchase the CCOH Safari Notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

CCO Holdings Notes

The CCO Holdings notes are guaranteed by Charter.  They are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating credit facilities.

CCO Holdings may redeem some or all of the CCO Holdings notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2016 through 2021.

In addition, at any time prior to varying dates in 2015 through 2016, CCO Holdings may redeem up to 35% of the aggregate principal amount of the notes at a redemption price at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

High-Yield Restrictive Covenants; Limitation on Indebtedness.

The indentures governing the CCO Holdings notes and CCOH Safari notes (following the release of proceeds from escrow) contain certain covenants that restrict the ability of CCO Holdings, CCO Holdings Capital Corp. and all of their restricted subsidiaries to:

•	incur additional debt;
•	pay dividends on equity or repurchase equity;
•	make investments;
•	sell all or substantially all of their assets or merge with or into other companies;
•	sell assets;
•

in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to CCO Holdings, guarantee their parent companies debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and
•	grant liens.

The above limitations in certain circumstances regarding incurrence of debt, payment of dividends and making investments contained in the indentures of CCO Holdings and CCOH Safari, permit CCO Holdings and its restricted subsidiaries to

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

perform the above, so long as, after giving pro forma effect to the above, the leverage ratio would be below a specified level for the issuer.  The leverage ratio under the indentures is 6.0 to 1.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $3.7 billion at December 31, 2014 as follows:

•

A term loan A with a remaining principal amount of $684 million, which is repayable in quarterly installments and aggregating $38 million in 2015, $66 million in 2016 and $75 million in 2017, with the remaining balance due at final maturity on April 22, 2018.  Pricing on term loan A is LIBOR plus 2%;

•

A term loan E with a remaining principal amount of approximately $1.5 billion, which is repayable in equal quarterly installments and aggregating $15 million in each loan year, with the remaining balance due at final maturity on July 1, 2020.  Pricing on term loan E is LIBOR plus 2.25% with a LIBOR floor of 0.75%;

•

A term loan F with a remaining principal amount of approximately $1.2 billion, which is repayable in equal quarterly installments and aggregating $12 million in each loan year, with the remaining balance due at final maturity on January 3, 2021.  Pricing on term loan F is LIBOR plus 2.25% with a LIBOR floor of 0.75%; and

•

A revolving loan with an outstanding balance of $399 million at December 31, 2014 and allowing for borrowings of up to $1.3 billion, maturing on April 22, 2018.  Pricing on the revolving loan is LIBOR plus 2% with a commitment fee of 0.30%.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR (0.17% as of December 31, 2014 and December 31, 2013), as defined, plus an applicable margin.

The Charter Operating credit facilities also allow us to enter into incremental term loans in the future, with amortization as set forth in the notices establishing such term loans.  Although the Charter Operating credit facilities allow for the incurrence of a certain amount of incremental term loans subject to pro-forma compliance with its financial maintenance covenants, no assurance can be given that the Company could obtain additional incremental term loans in the future if Charter Operating sought to do so or what amount of incremental term loans would be allowable at any given time under the terms of the Charter Operating credit facilities.

The obligations of Charter Operating under the Charter Operating credit facilities are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and subsidiaries of Charter Operating.  The obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in any of Charter Operating’s subsidiaries, as well as inter-company obligations owing to it by any of such entities.

CCO Safari Credit Facility

In September 2014, Charter Operating entered into a new term loan G facility pursuant to the terms of the Charter Operating credit agreement providing for a $3.5 billion term loan maturing in 2021.  Pricing on the term loan G was set at LIBOR plus 3.50% with a LIBOR floor of 0.75% and issued at a price of 99.50% of the aggregate principal amount.  The term loan G forms a portion of the incremental facilities commitments as announced by Charter in July 2014 that will be used to fund the purchase of certain assets pursuant to the Transactions.  Charter Operating assigned all of its obligations with respect to the term loan G and transferred all of the proceeds from the term loan G to a newly-created subsidiary, CCO

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Safari, which is considered a Non-Recourse Subsidiary under Charter Operating’s credit agreement, and CCO Safari placed the funds in an escrow account pending closing of the Transactions.  The administrative agent has a perfected first priority security interest in the escrow funds on behalf of the lenders that are a party to the CCO Safari credit facility.  The amounts borrowed under the term loan G facility are not considered when calculating the leverage ratio on CCO Holdings' indentures as CCO Safari has been designated as an Unrestricted Subsidiary under CCO Holdings' indenture.  At closing of the Transactions, subject to certain conditions, Charter Operating will re-assume the obligations in respect of the term loan G under the Charter Operating credit agreement and the term loan G will be subject to the terms and conditions of the Charter Operating credit facilities.  Such amounts, along with required original issuance discount and one month of interest, were placed in escrow and classified as noncurrent restricted cash and cash equivalents in the Company's consolidated balance sheet as of December 31, 2014.  Should the Transactions Agreement be terminated prior to the consummation of the Transactions, such amounts placed in escrow must be used to settle amounts outstanding under the term loan G at par value less the original issue discount.  See Note 3.

Charter Operating Credit Facilities — Restrictive Covenants

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter.  The Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business. Additionally, the Charter Operating credit facilities provisions contain an allowance for restricted payments so long as the consolidated leverage ratio is no greater than 3.5 after giving pro forma effect to such restricted payment. The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the currently outstanding subordinated and parent company indebtedness, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities.

The events of default under the Charter Operating credit facilities include, among other things:

∠	the failure to make payments when due or within the applicable grace period;
∠

the failure to comply with specified covenants including the covenant to maintain the consolidated leverage ratio at or below 5.0 to 1.0 and the consolidated first lien leverage ratio at or below 4.0 to 1.0;

∠

the failure to pay or the occurrence of events that cause or permit the acceleration of other indebtedness owing by CCO Holdings, Charter Operating, or Charter Operating’s subsidiaries in aggregate principal amounts in excess of $100 million; and

∠

similar to provisions contained in the note indentures and credit facility, the consummation of any change of control transaction resulting in any person or group having power, directly or indirectly, to vote more than 50% of the ordinary voting power for the management of Charter Operating on a fully diluted basis and the occurrence of a ratings event including a downgrade in the corporate family rating during a ratings decline period.

CCO Safari Credit Facility — Restrictive Covenants

The term loan G is subject to the terms and conditions of a separate credit facility and escrow agreement until Charter Operating re-assumes its obligations for the loan.  The CCO Safari credit facility contains customary representations and warranties and affirmative covenants with limited negative covenants prohibiting CCO Safari from engaging in any

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

material activities other than performing its obligations under the credit facility and the escrow agreement or otherwise issuing other indebtedness pursuant to escrow arrangements similar to the CCO Safari credit facility and escrow agreement.  As required by the CCO Safari credit facility, CCO Safari, Bank of America, N.A., and U.S. Bank, N.A., as escrow agent, entered into an escrow agreement pursuant to which, CCO Safari is required to maintain an escrow account over which the administrative agent has a perfected first priority security interest on behalf of the CCO Safari credit facility lenders.  The events of default under the CCO Safari credit facility include, among others:

∠	the failure to make payments when due or within the applicable grace period;
∠	any acceleration of the loans and termination of the commitments under the Charter Operating credit facilities; and
∠	the escrow agreement shall cease to be in full force and effect or the lien in the escrow account shall cease to be enforceable with the same effect and priority.

Limitations on Distributions

Distributions by the Company’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures and credit facilities discussed above, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  As of December 31, 2014, there was no default under any of these indentures or credit facilities.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by the Company’s subsidiaries may only be made if they have “surplus” as defined in the Delaware Limited Liability Company Act.

Liquidity and Future Principal Payments

The Company continues to have significant amounts of debt, and its business requires significant cash to fund principal and interest payments on its debt, capital expenditures and ongoing operations.  As set forth below, the Company has significant future principal payments beginning in 2017 and beyond.  The Company continues to monitor the capital markets, and it expects to undertake refinancing transactions and utilize free cash flow and cash on hand to further extend or reduce the maturities of its principal obligations.  The timing and terms of any refinancing transactions will be subject to market conditions.

Based upon outstanding indebtedness as of December 31, 2014, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal payments on the total borrowings under all debt agreements as of December 31, 2014, are as follows:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Year	Amount

2015	$91
2016	127
2017	1,137
2018	967
2019	1,462
Thereafter	17,308

$21,092

9.Treasury Stock

In December 2011, the Company purchased, in a private transaction with a shareholder, 750,000 shares at $55.18 for a total of $41 million.  The Company received 700,668 of the shares prior to December 31, 2011, with 49,332 shares received in January 2012.

During the years ended December 31, 2014, 2013 and 2012, the Company withheld 141,257, 150,258 and 129,417 shares, respectively, of its common stock in payment of $19 million, $15 million and $9 million, respectively, of tax withholdings owed by employees upon vesting of restricted shares.

In December 2014 and 2013, Charter's board of directors approved the retirement of treasury stock and 141,257 and 150,258 shares of treasury stock were retired as of December 31, 2014 and 2013, respectively.

The Company accounted for treasury stock using the cost method and the treasury shares upon repurchase were reflected on the Company’s consolidated balance sheets as a component of total shareholders’ equity.  Upon retirement, these treasury shares were allocated between additional paid-in capital and accumulated deficit based on the cost of original issue included in additional paid-in capital.

10.Common Stock

Charter’s Class A common stock and Class B common stock are identical except with respect to certain voting, transfer and conversion rights.  Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to votes equaling 35% of the voting interests in Charter on a fully diluted basis.  The Company currently does not have any outstanding Class B Common Stock.

In 2014 and 2013, the Company issued approximately 5.2 million  and 4.5 million shares, respectively, of Charter Class A common stock as a result of exercises by holders who received warrants pursuant to the Joint Plan of Reorganization upon the Company's emergence from bankruptcy in 2009.   The exercises resulted in proceeds to the Company of approximately $90 million and $76 million, respectively.  As of December 31, 2014, there were no warrants outstanding.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

The following table summarizes our shares outstanding for the three years ended December 31, 2014:

	Class A Common Stock	Class B Common Stock

BALANCE, December 31, 2011	100,570,418	—
Option exercises	370,715	—
Restricted stock issuances, net of cancellations	182,537	—
Stock issuances from exercise of warrants	179,850	—
Restricted stock unit vesting	51,476	—
Purchase of treasury stock (see Note 9)	(178,749)	—

BALANCE, December 31, 2012	101,176,247	—
Option exercises	543,221	—
Restricted stock issuances, net of cancellations	4,879	—
Stock issuances from exercise of warrants	4,481,656	—
Restricted stock unit vesting	88,330	—
Purchase of treasury stock (see Note 9)	(150,258)	—

BALANCE, December 31, 2013	106,144,075	—
Option exercises	640,342	—
Restricted stock issuances, net of cancellations	9,090	—
Stock issuances from exercise of warrants	5,243,167	—
Restricted stock unit vesting	104,270	—
Purchase of treasury stock (see Note 9)	(141,257)	—

BALANCE, December 31, 2014	111,999,687	—

11. Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate derivative instruments to manage its interest costs and reduce the Company’s exposure to increases in floating interest rates.  The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt.  Using interest rate derivative instruments, the Company agrees to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.  The Company does not hold or issue derivative instruments for speculative trading purposes.

The Company, until de-designating in the three months ended March 31, 2013, had certain interest rate derivative instruments that were designated as cash flow hedging instruments for GAAP purposes.  Such instruments effectively converted variable interest payments on certain debt instruments into fixed payments.  For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations.  The Company formally documented, designated and assessed the effectiveness of transactions that received hedge accounting.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

The effect of interest rate derivatives on the Company’s consolidated balance sheets is presented in the table below:

	December 31, 2014	December 31, 2013

Accrued interest	$2	$8
Other long-term liabilities	$16	$22
Accumulated other comprehensive loss	$(22)	$(41)

Changes in the fair value of interest rate derivative instruments that were designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, and that met effectiveness criteria were reported in accumulated other comprehensive loss.  The amounts were subsequently reclassified as an increase or decrease to interest expense in the same periods in which the related interest on the floating-rate debt obligations affected earnings (losses).

Due to repayment of variable rate credit facility debt without a LIBOR floor, certain interest rate derivative instruments were de-designated as cash flow hedges during the three months ended March 31, 2013, as they no longer met the criteria for cash flow hedging specified by GAAP.  In addition, on March 31, 2013, the remaining interest rate derivative instruments that continued to be highly effective cash flow hedges for GAAP purposes were electively de-designated.  On the date of de-designation, the Company completed a final measurement test for each interest rate derivative instrument to determine any ineffectiveness and such amount was reclassified from accumulated other comprehensive loss into gain on derivative instruments, net in the Company's consolidated statements of operations.  While these interest rate derivative instruments are no longer designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk.  Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's consolidated statements of operations.  The balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments will be amortized over the respective lives of the contracts and recorded as a loss within gain (loss) on derivative instruments, net in the Company's consolidated statements of operations.  The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of December 31, 2014 that is expected to be reclassified into earnings within the next twelve months is approximately $9 million.

The effects of derivative instruments on the Company’s consolidated statements of comprehensive loss and consolidated statements of operations is presented in the table below.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

	Year Ended December 31, 2014
	2014	2013	2012

Gain (loss) on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$12	$38	$—
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	(19)	(27)	—
	$(7)	$11	$—

Interest expense:
Loss reclassified from accumulated other comprehensive loss into interest expense	$—	$(10)	$(36)

As of December 31, 2014 and 2013, the Company had $1.4 billion and $2.2 billion in notional amounts of interest rate derivative instruments outstanding.  As of December 31, 2014, this includes $150 million in delayed start interest rate derivative instruments that become effective in March 2015.  Also in March 2015, $300 million of currently effective swaps expire and therefore the notional amount of currently effective interest rate derivative instruments will decrease.

The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

12.Fair Value Measurements

The accounting guidance establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2014 and 2013 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company's restricted cash and cash equivalents at December 31, 2014 are primarily invested in money market funds and 90-day or less commercial paper.  The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange and the commercial paper is valued at cost plus the accretion of the discount on a yield to maturity basis, which approximates fair value.  The money market funds and commercial paper  potentially subject us to concentrations of credit risk.  The amount invested within any one financial instrument did not exceed $550 million during the year ended December 31, 2014.  As of December 31, 2014, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

The interest rate derivatives are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate swaps was 1.87% and 2.17% at December 31, 2014 and 2013 (exclusive of applicable spreads).

The Company's financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Money market funds	$4,112	$—	$—	$—	$—	$—
Commercial paper	$—	$2,999	$—	$—	$—	$—

Liabilities
Interest rate derivatives	$—	$18	$—	$—	$30	$—

A summary of the carrying value and fair value of the Company’s debt at December 31, 2014 and 2013 is as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Senior notes	$13,831	$14,205	$10,329	$10,384
Credit facilities	$7,192	$7,186	$3,852	$3,848

The estimated fair value of the Company’s senior notes at December 31, 2014 and 2013 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company's credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Non-financial Assets and Liabilities

The Company’s non-financial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in 2014, 2013 and 2012.

13. Operating Costs and Expenses

Operating costs and expenses consist of the following for the years presented:

	Year Ended December 31,
	2014	2013	2012
Programming	$2,459	$2,146	$1,965
Franchise, regulatory and connectivity	428	399	383
Costs to service customers	1,675	1,561	1,394
Marketing	529	488	431
Other	882	751	687

	$5,973	$5,345	$4,860

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand, and pay-per-view programming.  Franchise, regulatory and connectivity costs represent payments to franchise and regulatory authorities and costs directly related to providing Internet and voice services.  Costs to service customers include residential and commercial costs related to field operations, network operations and customer care including internal and third party labor for installations, service and repairs, maintenance, billing and collection, occupancy and vehicle costs.  Marketing costs represents the costs of marketing to our current and potential commercial and residential customers including labor costs.  Other includes bad debt expense, corporate overhead, commercial and advertising sales expenses, property tax and insurance and stock compensation expense, among others.

14. Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2014	2013	2012

Merger and acquisition costs	$38	$16	$1
Special charges, net	14	23	20
(Gain) loss on sale of assets, net	10	8	(5)

	$62	$47	$16

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Merger and acquisition costs

Merger and acquisition costs represents costs incurred in connection with merger and acquisition transactions, such as advisory, legal and accounting fees, among others.

Special charges, net

Special charges, net for the years ended 2014, 2013 and 2012 primarily include severance charges and net amounts of litigation settlements.

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets represents the gain or loss recognized on the sales and disposals of fixed assets and cable systems.

15.     Stock Compensation Plans

Charter’s 2009 Stock Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the 2009 Stock Incentive Plan.  The 2009 Stock Incentive Plan allows for the issuance of up to 14 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

Stock options granted prior to 2014 generally vest annually over three or four years from either the grant date or delayed vesting commencement dates.   Stock options generally expire ten years from the grant date. Restricted stock vests annually over a one to four-year period beginning from the date of grant.  Certain stock options and restricted stock vest based on achievement of stock price hurdles.  Restricted stock units have no voting rights, and restricted stock units granted prior to 2014 vest ratably over three or four years from either the grant date or delayed vesting commencement dates.  Stock options and restricted stock units granted in 2014 cliff vest over three years.  As of December 31, 2014, total unrecognized compensation remaining to be recognized in future periods totaled $66 million for stock options, $9 million for restricted stock and $26 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 1 years for restricted stock and 2 years for restricted stock units.

The Company recorded $55 million, $48 million and $50 million of stock compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in operating costs and expenses.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

A summary of the activity for the Company’s stock options for the years ended December 31, 2014, 2013 and 2012, is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	3,142	$59.86	3,552	$54.35	4,018	$49.53
Granted	1,234	$136.75	276	$108.89	813	$69.00
Exercised	(640)	$52.50	(543)	$51.22	(371)	$40.57
Canceled	(47)	$104.57	(143)	$50.54	(908)	$51.74

Outstanding, end of period	3,689	$86.29	3,142	$59.86	3,552	$54.35

Weighted average remaining contractual life	7	years	7	years	8	years

Options exercisable, end of period	1,317	$55.65	1,128	$52.07	469	$46.23

Weighted average fair value of options granted	$55.08		$41.52		$28.17

A summary of the activity for the Company’s restricted stock for the years ended December 31, 2014, 2013 and 2012, is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price

Outstanding, beginning of period	653	$56.14	928	$54.16	1,115	$45.72
Granted	9	$138.57	13	$101.81	244	$60.48
Vested	(231)	$57.35	(280)	$51.62	(370)	$36.02
Canceled	—	$—	(8)	$56.50	(61)	$35.25

Outstanding, end of period	431	$57.24	653	$56.14	928	$54.16

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

A summary of the activity for the Company’s restricted stock units for the years ended December 31, 2014, 2013 and 2012, is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price

Outstanding, beginning of period	288	$74.73	327	$61.79	273	$54.86
Granted	153	$136.54	73	$109.96	142	$71.33
Vested	(104)	$70.23	(88)	$61.17	(52)	$56.59
Canceled	(12)	$112.53	(24)	$55.28	(36)	$54.47

Outstanding, end of period	325	$104.01	288	$74.73	327	$61.79

16.Income Taxes

All of Charter’s operations are held through Charter Holdco and its direct and indirect subsidiaries.  Charter Holdco and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax.  However, certain of these limited liability companies are subject to state income tax.  In addition, the indirect subsidiaries that are corporations are subject to federal and state income tax.  All of the remaining taxable income, gains, losses, deductions and credits of Charter Holdco are passed through to Charter and its direct subsidiaries.

For the years ended December 31, 2014, 2013, and 2012, the Company recorded deferred income tax expense and benefits as shown below.  Income tax expense is recognized primarily through increases in deferred tax liabilities related to the Company's investment in Charter Holdco, as well as through current federal and state income tax expense and increases in the deferred tax liabilities of certain of its indirect corporate subsidiaries.  Income tax benefits are realized through reductions in the deferred tax liabilities related to Charter’s investment in Charter Holdco, as well as the deferred tax liabilities of certain of Charter’s indirect corporate subsidiaries.  The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Current and deferred income tax expense is as follows:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

	Year Ended December 31,
	2014	2013	2012

Current expense:
Federal income taxes	$(1)	$(1)	$—
State income taxes	(2)	(7)	(7)

Current income tax expense	(3)	(8)	(7)

Deferred expense:
Federal income taxes	(192)	(101)	(223)
State income taxes	(41)	(11)	(27)

Deferred income tax expense	(233)	(112)	(250)

Total income tax expense	$(236)	$(120)	$(257)

Income tax expense for the year ended December 31, 2013 decreased compared to the corresponding prior period, primarily as a result of step-ups in basis of indefinite-lived assets for tax, but not GAAP purposes, including the effects of partnership gains related to financing transactions and a partnership restructuring, which decreased the Company's net deferred tax liability related to indefinite-lived assets by $137 million.

Of the $137 million decrease in net deferred tax liability, $101 million of deferred tax benefits correspond to gains recognized by corporate subsidiaries of Charter, which are partners in Charter Holdco, and resulted primarily from the repayment of Charter Operating credit facility debt with proceeds from the CCO Holdings notes issued in March 2013.  The repayment of Charter Operating credit facility debt, which is not guaranteed by Charter, with proceeds from the notes, which are guaranteed by Charter, had the effect of reducing the amount of debt allocable to the non-guarantor corporate subsidiaries of Charter.  For partnership tax purposes, the reduction in the amount of non-guaranteed debt available to allocate to these corporate subsidiaries caused them to recognize gains due to limited basis in their partnership interests in Charter Holdco.  These gains result in a step-up in the underlying tax basis of Charter Holdco's assets and a corresponding reduction in the deferred tax liabilities for financial reporting purposes.  In addition, on December 31, 2013, Charter restructured one of its tax partnerships which resulted in a $405 million net step-up to primarily intangible assets and a deferred income tax benefit of $36 million due to a shift in step-ups to indefinite-lived intangibles.  The tax provision in future periods will vary based on various factors including changes in the Company's deferred tax liabilities attributable to indefinite-lived intangibles, as well as future operating results, however the Company does not anticipate having such a large reduction in tax expense attributable to these items unless it enters into similar future financing or restructuring transactions.  The ultimate impact on the tax provision of such future financing and restructuring activities, if any, will be dependent on the underlying facts and circumstances at the time.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35% for the years ended December 31, 2014, 2013, and 2012, respectively, as follows:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

	Year Ended December 31,
	2014	2013	2012

Statutory federal income taxes	$(18)	$17	$17
Statutory state income taxes, net	(2)	(7)	(7)
Nondeductible expenses	(10)	(3)	(6)
Change in valuation allowance	(203)	(127)	(264)
State rate changes	(3)	4	—
Other	—	(4)	3

Income tax expense	$(236)	$(120)	$(257)

For the year ended December 31, 2012 , the change in valuation allowance includes an increase of $4 million related to adjustments to cash flow hedges included in other comprehensive loss.  In addition, the change in the valuation allowance above for the year ended December 31, 2014 differs from the change between the beginning and ending deferred tax position due to a reduction of certain deferred tax assets and valuation allowance with no impact to the consolidated statements of operations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below.

	December 31,
	2014	2013
Deferred tax assets:
Goodwill	$251	$274
Investment in partnership	293	289
Loss carryforwards	3,595	3,170
Other intangibles	112	48
Accrued and other	172	112

Total gross deferred tax assets	4,423	3,893
Less: valuation allowance	(3,149)	(2,961)

Deferred tax assets	$1,274	$932

Deferred tax liabilities:
Indefinite life intangibles	$(1,428)	$(1,205)
Property, plant and equipment	(1,247)	(901)
Indirect corporate subsidiaries:
Indefinite life intangibles	(122)	(122)
Other	(125)	(119)

Deferred tax liabilities	(2,922)	(2,347)

Net deferred tax liabilities	$(1,648)	$(1,415)

Included in net deferred tax liabilities above is net current deferred tax assets of $26 million and $16 million as of December 31, 2014 and 2013, respectively, included in prepaid expenses and other current assets in the accompanying consolidated balance sheets of the Company.  Net deferred tax liabilities included approximately $236 million and $226 million at December 31, 2014 and 2013,  respectively, relating to certain indirect subsidiaries of Charter Holdco that file separate federal or state income tax returns.  The remainder of the Company's net deferred tax liability arose from Charter's investment in Charter Holdco, and was largely attributable to the characterization of franchises for financial reporting purposes as indefinite-lived.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Due to the Company’s history of losses and the limitations imposed under Section 382 of the Internal Revenue Code, discussed below, on Charter’s ability to use existing loss carryforwards in the future, valuation allowances have been established except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.  Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  The amount of the deferred tax assets considered realizable and, therefore, reflected in the consolidated balance sheet, would be increased at such time

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

that it is more-likely-than-not future taxable income will be realized during the carryforward period.  The Company periodically evaluates the facts and circumstances surrounding this assessment and, at the time this consideration is met, an adjustment to reverse some portion of the existing valuation allowance would result.

As of December 31, 2014, Charter and its indirect corporate subsidiaries had approximately $9.5 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $3.3 billion.  Federal tax net operating loss carryforwards expire in the years 2020 through 2034.  These losses resulted from the operations of Charter Holdco and its subsidiaries.  In addition, as of December 31, 2014, Charter and its indirect corporate subsidiaries had state tax net operating loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $321 million.  State tax net operating loss carryforwards generally expire in the years 2015 through 2034.  Included in the loss carryforwards is $129 million of loss, the tax benefit of which will be recorded through equity when realized as a reduction of income tax payable.

On May 1, 2013, Liberty Media Corporation (“Liberty Media”) completed its purchase of a 27% beneficial interest in Charter (see Note 17). Upon closing, Charter experienced a second “ownership change” as defined in Section 382 of the Internal Revenue Code resulting in a second set of limitations on Charter’s use of its existing federal and state net operating losses, capital losses, and tax credit carryforwards. The first ownership change limitations that applied as a result of our emergence from bankruptcy in 2009 will also continue to apply.  As of December 31, 2014, $5.3 billion of federal tax loss carryforwards are unrestricted and available for Charter’s immediate use, while approximately $4.2 billion of federal tax loss carryforwards are still subject to Section 382 and other restrictions. Pursuant to these restrictions, Charter estimates that approximately $2.0 billion and $400 million in the years 2015 and 2016, respectively, and an additional $226 million annually over each of the next eight years of federal tax loss carryforwards should become unrestricted and available for Charter's use.  Since the limitation amounts accumulate for future use to the extent they are not utilized in any given year, Charter believes its loss carryforwards should become fully available to offset future taxable income, if any.  Charter’s state loss carryforwards and indirect corporate subsidiaries’ loss carryforwards are subject to similar, but varying limitations on their future use.  If the Company was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.  The Company did not have any unrecognized tax benefits as of December 31, 2014 and 2013.

No tax years for Charter or Charter Holdco, for income tax purposes, are currently under examination by the IRS.  Tax years ending 2011 through 2013 remain subject to examination and assessment.  Years prior to 2011 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

17.Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved or, in the case of the management arrangements, subsidiaries that are debt issuers that pay certain of their parent companies for services.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries.  Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries.  Costs associated with providing these services are charged directly to the Company’s operating subsidiaries and are included within operating costs and expenses in the accompanying consolidated statements of operations.  Such costs totaled $346 million, $305 million, and $247 million for the years ended December 31, 2014, 2013, and 2012, respectively.  All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee and are recorded as a component of operating costs and expenses, in the accompanying consolidated financial statements.  The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2014, 2013, and 2012.

Liberty Broadband

On May 1, 2013, Liberty Media completed its purchase from investment funds managed by, or affiliated with, Apollo Global Management, LLC ("Apollo"), Oaktree Capital Management, L.P. ("Oaktree") and Crestview Partners ("Crestview") of approximately 26.9 million shares and warrants to purchase approximately 1.1 million shares in Charter for approximately $2.6 billion (the "Liberty Transaction"), which represented, at the time, a price per share of $95.50 and an approximate 27% beneficial ownership in Charter.

In connection with the Liberty Transaction, Charter entered into a stockholders agreement with Liberty Media (as amended, the “Stockholders Agreement”).  Pursuant to the Stockholders Agreement, at the closing of the Liberty Transaction on May 1, 2013, Charter’s board of directors appointed four designees of Liberty Media to the Charter board of directors:  John C. Malone, Chairman of the Board of Liberty Media, Gregory B. Maffei, President and Chief Executive Officer of Liberty Media, Balan Nair, Executive Vice President and Chief Technology Officer of Liberty Global, Plc. and Michael P. Huseby, then the Chief Financial Officer, and currently the Chief Executive Officer, of Barnes & Noble, Inc.  In connection with the distribution of all of the capital stock of Liberty Broadband Corporation (“Liberty Broadband”) to stockholders of Liberty Media in a spin off transaction that was completed in November 2014 and also in connection with the consummation of the previously announced reorganization of Charter in connection with the Transactions (the “Reorganization”), on September 29, 2014 Liberty Media, Liberty Broadband and Charter entered into an amendment to the Stockholders Agreement.  Pursuant to that amendment, Liberty Media assigned all of its rights and obligations under the Stockholders Agreement to Liberty Broadband, Liberty Broadband assumed such rights and agreed to perform all such obligations and Charter consented to such assignment and assumption.  As a result, Liberty Broadband was substituted for Liberty Media for all purposes under the Stockholders Agreement.  Liberty Broadband also acknowledged and agreed that the four designees of Liberty Media serving on Charter’s board of directors would continue in such capacity as designees of Liberty Broadband.  The amendment also provides that, effective upon the consummation of the Reorganization, Charter will assign all of its rights, liabilities and obligations under the stockholders agreement to the reorganized Charter and the reorganized Charter will assume all of Charter’s liabilities and obligations under the Stockholders agreement.

Subject to Liberty Broadband’s continued ownership of 20% or more of the outstanding shares of Class A common stock of Charter, the Stockholders Agreement provides that Liberty Broadband will be entitled to designate up to four persons as nominees for election to Charter’s board of directors at least until January 2016 and that one such designee director (as specified by Liberty Broadband) will serve on each of the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation and Benefits Committee of Charter’s board of directors. Consistent with these

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

provisions, Mr. Malone serves on the Nominating and Corporate Governance Committee, Mr. Maffei serves on the Finance Committee and the Compensation and Benefits Committee and Mr. Huseby serves on the Audit Committee.  Liberty Broadband has agreed that, so long as its designees are included in the group recommended by the Nominating and Corporate Governance Committee, it will vote its shares of Class A common stock in accordance with the recommendation of the Nominating and Corporate Governance Committee of the board of directors with respect to the election or removal of directors.  Charter can elect, by notice to Liberty Broadband in early January 2016, to terminate the obligation to nominate Liberty Broadband’s designees to the board and, in such event, the standstill provisions noted below will also terminate.  Beginning in 2017, Liberty Broadband and Charter will each have an annual right to terminate the board nomination and standstill obligations by delivering notice to the other party of such termination in early January of such year.  Subject to certain limited exceptions, Liberty Broadband agreed that it will not, directly or indirectly; acquire voting securities of Charter in excess of 35% prior to the fifth business day of January 2016 and thereafter in excess of 39.99% of the outstanding voting securities of Charter.  Liberty Broadband is also subject to certain customary standstill provisions that prohibit it from, among other things, engaging in any solicitation of proxies or consents relating to the election of directors, proposing a matter for submission to a vote of shareholders of Charter or calling a meeting of shareholders of Charter or taking any action or making any public statement not approved by the board of directors to seek to control or influence the management, the board of directors or the policies of Charter.  The standstill limitations described above will cease to apply to Liberty Broadband beginning in January 2016 if Charter elects to terminate its obligation to nominate Liberty Broadband’s designees for election at the 2016 annual meeting of stockholders, as described above.  In addition, the standstill limitations will cease to apply once Liberty Broadband owns less than 5% of the outstanding Class A common stock and upon termination by either party in 2017 and thereafter as described above.

The Company is aware that Dr. Malone may be deemed to have a 36.0% voting interest in Liberty Interactive Corp. (“Liberty Interactive”) and is Chairman of the board of directors, an executive officer position, of Liberty Interactive.  Liberty Interactive owns 37.6% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN.  Liberty Interactive wholly owns QVC, Inc (“QVC”).  The Company has programming relationships with HSN and QVC which pre-date the Liberty Media Transaction.  For the year ended December 31, 2014 and nine months ended December 31, 2013, the Company recorded payments in aggregate of approximately $14 million and $10 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in Charter's footprint.

Dr. Malone also serves on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.5% in the aggregate of the common stock of Discovery and has a 28.9% voting interest in Discovery for the election of directors.  In addition, Dr. Malone owns 10.1% in the aggregate of the common stock of Starz and has 45.5% of the voting power.  Mr. Maffei is a non-executive Chairman of the board of Starz.  The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to the Liberty Media Transaction and Dr. Malone and Mr. Maffei joining Charter's board of directors.  Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties.  The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the year ended December 31, 2014 and nine months ended December 31, 2013.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

18.Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2014 for its contractual obligations.

	Total	2015	2016	2017	2018	2019	Thereafter

Contractual Obligations
Capital and Operating Lease Obligations (1)	$169	$43	$39	$35	$25	16	$11
Programming Minimum Commitments (2)	795	271	256	235	9	10	14
Other (3)	319	291	16	9	3	—	—

Total	$1,283	$605	$311	$279	$37	$26	$25

(1)

The Company leases certain facilities and equipment under non-cancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2014, 2013 and 2012 were $43 million, $34 million, $28 million, respectively.

(2)

The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were $2.5 billion, $2.1 billion and $2.0 billion for the years ended December 31, 2014, 2013, and 2012 respectively.  Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3)	“Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company's customer premise equipment vendors.

The following items are not included in the contractual obligation table due to various factors discussed below.  However, the Company incurs these costs as part of its operations:

•

The Company rents utility poles used in its operations.  Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur.  Rent expense incurred for pole rental attachments for the years ended December 31, 2014, 2013, and 2012 was $49 million, $49 million, and $47 million, respectively.

•

The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  The Company also pays other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $208 million, $190 million, and $176 million for the years ended December 31, 2014, 2013, and 2012 respectively.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

•	The Company also has $85 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

Litigation

The Montana Department of Revenue ("Montana DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%.  Historically, Bresnan's cable and telephone operations have been taxed separately by the Montana DOR.  In 2010, the Montana DOR assessed Bresnan as a single telephone business and retroactively assessed it as such for 2007 through 2009.  Bresnan filed a declaratory judgment action against the Montana DOR in Montana State Court challenging its property tax classifications for 2007 through 2010.  The Montana State Court issued decisions in favor of Bresnan.  The Montana DOR filed a notice of appeal to the Montana Supreme Court on September 20, 2012.  On December 2, 2013, the Montana Supreme Court reversed the trial court’s decision.  On June 19, 2014, the parties settled this dispute.  For tax years 2007 through 2009, Charter reduced Bresnan acquisition liabilities by approximately $8 million with the offset to goodwill, and operating expenses were reduced by approximately $3 million for post-acquisition tax years.

The Company is a defendant or co-defendant in several lawsuits involving alleged infringement of various patents relating to various aspects of its businesses.  Other industry participants are also defendants in certain of these cases.  In the event that a court ultimately determines that the Company infringes on any intellectual property rights, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue.  While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to the Company's consolidated financial condition, results of operations, or liquidity.  The Company cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

The Company is party to lawsuits and claims that arise in the ordinary course of conducting its business, including lawsuits claiming violation of wage and hour laws.  The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.  Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company's reputation.

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments.  The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.  The Telecommunications Act of 1996 altered the regulatory structure governing the nation’s communications providers.  It removed barriers to competition in both the cable television market and the telephone market.  Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

allowing telephone companies to provide video programming in their own telephone service areas.  Future legislative and regulatory changes could adversely affect the Company’s operations.

19.Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan.  Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.  Each payroll period, the Company will contribute to the 401(k) Plan the total amount of the salary contribution the employee elects to defer between 1% and 50%.  The Company’s matching contribution is discretionary and is equal to 50% of the amount of the salary reduction the participant elects to defer (up to 6% of the participant’s eligible compensation), excluding any catch-up contributions and is paid by the Company on a per pay period basis.  The Company made contributions to the 401(k) plan totaling $19 million, $16 million and $8 million for the years ended December 31, 2014,  2013 and 2012, respectively.

20.Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of components of an Entity ("ASU 2014-08").  ASU 2014-08  changes the criteria for reporting a discontinued operation. Under the new guidance, a disposed component of an organization that represents a strategic shift that has (or will have) a major effect on its operations and financial results is a discontinued operation.  For disposals of individually significant components that do not qualify for discontinued operations presentation, an entity must disclose pre-tax profit or loss of the disposed component.  ASU 2014-08 requires prospective application to all disposals that are classified as held for sale and that occur within annual and interim periods beginning on or after December 15, 2014, with earlier application permitted for disposals that have not been reported in previously issued financial statements.  The Company adopted ASU 2014-08 on January 1, 2015.  The adoption of ASU 2014-8 did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The effective date of ASU 2014-09 is fiscal years beginning after December 15, 2016, and interim periods within those years, with earlier adoption prohibited.  Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company has not yet selected a transition method nor has it determined the effect of ASU 2014-09 to its consolidated financial statements.

21.Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented on the consolidated statement of operations:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$2,202	$2,259	$2,287	$2,360
Income from operations	$240	$236	$218	$277
Net loss	$(37)	$(45)	$(53)	$(48)

Loss per common share, basic and diluted	$(0.35)	$(0.42)	$(0.49)	$(0.44)

Weighted average common shares outstanding, basic and diluted	106,439,198	107,975,937	108,792,605	110,242,507

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$1,917	$1,972	$2,118	$2,148
Income from operations	$222	$234	$209	$244
Net income (loss)	$(42)	$(96)	$(70)	$39

Loss per common share:
Basic	$(0.42)	$(0.96)	$(0.68)	$0.38
Diluted	(0.42)	(0.96)	(0.68)	0.35

Weighted average common shares outstanding:
Basic	100,327,418	100,600,678	102,924,443	103,836,535
Diluted	100,327,418	100,600,678	102,924,443	111,415,982

22.     Consolidating Schedules

The CCOH Safari notes are obligations of CCOH Safari.   However, substantially concurrently with the release of the proceeds to fund a portion of the purchase of certain assets pursuant to the Transactions, the CCOH Safari notes will become obligations of CCO Holdings and CCO Holdings Capital Corp. and CCOH Safari will merge into CCO Holdings.  The CCO Holdings notes are obligations of CCO Holdings.  See Notes 3 and 8.  However, the CCO Holdings notes and CCOH Safari notes are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.  The Charter Operating and Restricted Subsidiaries column is presented as a requirement pursuant to the terms of the Charter Operating credit agreement.  The Unrestricted Subsidiary - CCO Safari column is a Non-Recourse Subsidiary under the Charter Operating credit agreement.  In September 2014, Charter Operating entered into a term loan G facility and assigned all of its obligations with respect to the term loan G and transferred all of the proceeds from the term loan G to CCO Safari. See Note 8.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

Condensed consolidating financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2014

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3	$—	$—	$—	$—	$—	$—	$3
Accounts receivable, net	4	6	—	—	275	—	—	285
Receivables from related party	55	221	—	11	—	—	(287)	—
Prepaid expenses and other current assets	23	10	—	—	50	—	—	83
Total current assets	85	237	—	11	325	—	(287)	371

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	3,597	—	—	3,514	—	7,111

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	29	—	—	8,344	—	—	8,373
Franchises	—	—	—	—	6,006	—	—	6,006
Customer relationships, net	—	—	—	—	1,105	—	—	1,105
Goodwill	—	—	—	—	1,168	—	—	1,168
Total investment in cable properties, net	—	29	—	—	16,623	—	—	16,652

CC VIII PREFERRED INTEREST	—	436	—	—	—	—	(436)	—
INVESTMENT IN SUBSIDIARIES	1,509	482	—	10,331	27	—	(12,349)	—
LOANS RECEIVABLE – RELATED PARTY	—	326	—	584	—	—	(910)	—
OTHER NONCURRENT ASSETS	—	166	3	104	139	4	—	416

Total assets	$1,594	$1,676	$3,600	$11,030	$17,114	$3,518	$(13,982)	$24,550

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$152	$18	$187	$1,259	$8	$—	$1,635
Payables to related party	—	—	—	—	287	—	(287)	—
Total current liabilities	11	152	18	187	1,546	8	(287)	1,635

LONG-TERM DEBT	—	—	3,500	10,331	3,709	3,483	—	21,023
LOANS PAYABLE – RELATED PARTY	—	—	112	—	798	—	(910)	—
DEFERRED INCOME TAXES	1,437	—	—	—	237	—	—	1,674
OTHER LONG-TERM LIABILITIES	—	15	—	—	57	—	—	72

Shareholders’/Member’s equity	146	1,509	(30)	512	10,331	27	(12,349)	146
Non-controlling interest	—	—	—	—	436	—	(436)	—
Total shareholders’/member’s equity	146	1,509	(30)	512	10,767	27	(12,785)	146

Total liabilities and shareholders’/member’s equity	$1,594	$1,676	$3,600	$11,030	$17,114	$3,518	$(13,982)	$24,550

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2013

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5	$—	$—	$16	$—	$—	$21
Accounts receivable, net	4	4	—	—	226	—	—	234
Receivables from related party	54	170	—	11	—	—	(235)	—
Prepaid expenses and other current assets	14	10	—	—	43	—	—	67
Total current assets	72	189	—	11	285	—	(235)	322

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	30	—	—	7,951	—	—	7,981
Franchises	—	—	—	—	6,009	—	—	6,009
Customer relationships, net	—	—	—	—	1,389	—	—	1,389
Goodwill	—	—	—	—	1,177	—	—	1,177
Total investment in cable properties, net	—	30	—	—	16,526	—	—	16,556

CC VIII PREFERRED INTEREST	—	392	—	—	—	—	(392)	—
INVESTMENT IN SUBSIDIARIES	1,295	325	—	10,592	—	—	(12,212)	—
LOANS RECEIVABLE – RELATED PARTY	—	318	—	461	—	—	(779)	—
OTHER NONCURRENT ASSETS	—	160	—	119	138	—	—	417

Total assets	$1,367	$1,414	$—	$11,183	$16,949	$—	$(13,618)	$17,295

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12	$113	$—	$187	$1,155	$—	$—	$1,467
Payables to related party	—	—	—	—	235	—	(235)	—
Total current liabilities	12	113	—	187	1,390	—	(235)	1,467

LONG-TERM DEBT	—	—	—	10,671	3,510	—	—	14,181
LOANS PAYABLE – RELATED PARTY	—	—	—	—	779	—	(779)	—
DEFERRED INCOME TAXES	1,204	—	—	—	227	—	—	1,431
OTHER LONG-TERM LIABILITIES	—	6	—	—	59	—	—	65

Shareholders’/Member’s equity	151	1,295	—	325	10,592	—	(12,212)	151
Non-controlling interest	—	—	—	—	392	—	(392)	—
Total shareholders’/member’s equity	151	1,295	—	325	10,984	—	(12,604)	151

Total liabilities and shareholders’/member’s equity	$1,367	$1,414	$—	$11,183	$16,949	$—	$(13,618)	$17,295

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the year ended December 31, 2014

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$22	$235	$—	$—	$9,108	$—	$(257)	$9,108

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	22	235	—	—	5,973	—	(257)	5,973
Depreciation and amortization	—	—	—	—	2,102	—	—	2,102
Other operating expenses, net	—	—	—	—	62	—	—	62

	22	235	—	—	8,137	—	(257)	8,137

Income from operations	—	—	—	—	971	—	—	971

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	8	(30)	(679)	(165)	(45)	—	(911)
Loss on derivative instruments, net	—	—	—	—	(7)	—	—	(7)
Equity in income (loss) of subsidiaries	40	(12)	—	697	(45)	—	(680)	—

	40	(4)	(30)	18	(217)	(45)	(680)	(918)

Income (loss) before income taxes	40	(4)	(30)	18	754	(45)	(680)	53

INCOME TAX EXPENSE	(223)	—	—	—	(13)	—	—	(236)

Consolidated net income (loss)	(183)	(4)	(30)	18	741	(45)	(680)	(183)

Less: Net (income) loss – non-controlling interest	—	44	—	—	(44)	—	—	—

Net income (loss)	$(183)	$40	$(30)	$18	$697	$(45)	$(680)	$(183)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the year ended December 31, 2013

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$22	$188	$—	$—	$8,155	$—	$(210)	$8,155

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	22	188	—	—	5,345	—	(210)	5,345
Depreciation and amortization	—	—	—	—	1,854	—	—	1,854
Other operating expenses, net	—	—	—	—	47	—	—	47

	22	188	—	—	7,246	—	(210)	7,246

Income from operations	—	—	—	—	909	—	—	909

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	8	—	(681)	(173)	—	—	(846)
Loss on extinguishment of debt	—	—	—	(65)	(58)	—	—	(123)
Gain on derivative instruments, net	—	—	—	—	11	—	—	11
Equity in income (loss) of subsidiaries	(75)	(114)	—	632	—	—	(443)	—

	(75)	(106)	—	(114)	(220)	—	(443)	(958)

Income (loss) before income taxes	(75)	(106)	—	(114)	689	—	(443)	(49)

INCOME TAX EXPENSE	(108)	(1)	—	—	(11)	—	—	(120)

Consolidated net income (loss)	(183)	(107)	—	(114)	678	—	(443)	(169)

Less: Net (income) loss – non-controlling interest	14	32	—	—	(46)	—	—	—

Net income (loss)	$(169)	$(75)	$—	$(114)	$632	$—	$(443)	$(169)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Operations
For the year ended December 31, 2012

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$24	$159	$—	$—	$7,504	$—	$(183)	$7,504

COSTS AND EXPENSES:
Operating costs and expenses (excluding depreciation and amortization)	24	159	—	—	4,860	—	(183)	4,860
Depreciation and amortization	—	—	—	—	1,713	—	—	1,713
Other operating expenses, net	—	—	—	—	16	—	—	16

	24	159	—	—	6,589	—	(183)	6,589

Income from operations	—	—	—	—	915	—	—	915

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	(103)	—	(541)	(263)	—	—	(907)
Gain (loss) on extinguishment of debt	—	46	—	—	(101)	—	—	(55)
Equity in income (loss) of subsidiaries	(63)	(35)	—	506	—	—	(408)	—

	(63)	(92)	—	(35)	(364)	—	(408)	(962)

Income (loss) before income taxes	(63)	(92)	—	(35)	551	—	(408)	(47)

INCOME TAX EXPENSE	(254)	—	—	—	(3)	—	—	(257)

Consolidated net income (loss)	(317)	(92)	—	(35)	548	—	(408)	(304)

Less: Net (income) loss – non-controlling interest	13	29	—	—	(42)	—	—	—

Net income (loss)	$(304)	$(63)	$—	$(35)	$506	$—	$(408)	$(304)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2014

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(183)	$(4)	$(30)	$18	$741	$(45)	$(680)	$(183)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	19	—	—	19

Comprehensive income (loss)	$(183)	$(4)	$(30)	$18	$760	$(45)	$(680)	$(164)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2013

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(183)	$(107)	$—	$(114)	$678	$—	$(443)	$(169)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	34	—	—	34

Comprehensive income (loss)	$(183)	$(107)	$—	$(114)	$712	$—	$(443)	$(135)

Charter Communications, Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2012

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(317)	$(92)	$—	$(35)	$548	$—	$(408)	$(304)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	(10)	—	—	(10)

Comprehensive income (loss)	$(317)	$(92)	$—	$(35)	$538	$—	$(408)	$(314)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2014

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(183)	$(4)	$(30)	$18	$741	$(45)	$(680)	$(183)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	2,102	—	—	2,102
Noncash interest expense	—	—	—	25	12	—	—	37
Loss on derivative instruments, net	—	—	—	—	7	—	—	7
Deferred income taxes	223	—	—	—	10	—	—	233
Equity in (income) losses of subsidiaries	(40)	12	—	(697)	45	—	680	—
Other, net	—	(2)	—	—	67	—	—	65
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	(2)	—	—	(49)	—	—	(51)
Prepaid expenses and other assets	—	(1)	—	—	(8)	—	—	(9)
Accounts payable, accrued liabilities and other	—	41	18	—	91	8	—	158
Receivables from and payables to related party	—	(57)	—	(11)	68	—	—	—

Net cash flows from operating activities	—	(13)	(12)	(665)	3,086	(37)	—	2,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(2,221)	—	—	(2,221)
Change in accrued expenses related to capital expenditures	—	—	—	—	33	—	—	33
Purchases of cable systems, net	—	—	—	—	11	—	—	11
Contribution to subsidiary	(106)	(600)	—	(100)	(71)	—	877	—
Distributions from subsidiary	5	30	—	1,132	—	—	(1,167)	—
Restricted cash in escrow	—	—	(3,598)	—	—	(3,513)	—	(7,111)
Other, net	—	(5)	—	—	(11)	—	—	(16)

Net cash flows from investing activities	(101)	(575)	(3,598)	1,032	(2,259)	(3,513)	(290)	(9,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	3,500	—	1,823	3,483	—	8,806
Repayments of long-term debt	—	—	—	(350)	(1,630)	—	—	(1,980)
Borrowings (payments) loans payable - related parties	—	—	112	(112)	—	—	—	—
Payment for debt issuance costs	—	—	(2)	—	—	(4)	—	(6)
Purchase of treasury stock	(19)	—	—	—	—	—	—	(19)
Proceeds from exercise of options and warrants	123	—	—	—	—	—	—	123
Contributions from parent	—	606	—	100	100	71	(877)	—
Distributions to parent	—	(30)	—	(5)	(1,132)	—	1,167	—
Other, net	—	7	—	—	(4)	—	—	3

Net cash flows from financing activities	104	583	3,610	(367)	(843)	3,550	290	6,927

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(5)	—	—	(16)	—	—	(18)
CASH AND CASH EQUIVALENTS, beginning of period	—	5	—	—	16	—	—	21

CASH AND CASH EQUIVALENTS, end of period	$3	$—	$—	$—	$—	$—	$—	$3

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2013

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(183)	$(107)	$—	$(114)	$678	$—	$(443)	$(169)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	1,854	—	—	1,854
Noncash interest expense	—	—	—	27	16	—	—	43
Loss on extinguishment of debt	—	—	—	65	58	—	—	123
Gain on derivative instruments, net	—	—	—	—	(11)	—	—	(11)
Deferred income taxes	105	—	—	—	7	—	—	112
Equity in (income) losses of subsidiaries	75	114	—	(632)	—	—	443	—
Other, net	—	—	—	—	82	—	—	82
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(3)	(1)	—	—	14	—	—	10
Prepaid expenses and other assets	—	1	—	—	(1)	—	—	—
Accounts payable, accrued liabilities and other	—	(3)	—	41	76	—	—	114
Receivables from and payables to related party	5	(1)	—	(10)	6	—	—	—

Net cash flows from operating activities	(1)	3	—	(623)	2,779	—	—	2,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,825)	—	—	(1,825)
Change in accrued expenses related to capital expenditures	—	—	—	—	76	—	—	76
Purchases of cable systems, net	—	—	—	—	(676)	—	—	(676)
Contribution to subsidiary	(89)	(534)	—	(1,022)	—	—	1,645	—
Distributions from subsidiary	—	6	—	630	—	—	(636)	—
Other, net	—	1	—	—	(19)	—	—	(18)

Net cash flows from investing activities	(89)	(527)	—	(392)	(2,444)	—	1,009	(2,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	2,000	4,782	—	—	6,782
Repayments of long-term debt	—	—	—	(955)	(5,565)	—	—	(6,520)
Borrowings (payments) loans payable - related parties	—	—	—	(93)	93	—	—	—
Payment for debt issuance costs	—	—	—	(25)	(25)	—	—	(50)
Purchase of treasury stock	(15)	—	—	—	—	—	—	(15)
Proceeds from exercise of options and warrants	104	—	—	—	—	—	—	104
Contributions from parent	—	534	—	89	1,022	—	(1,645)	—
Distributions to parent	—	(5)	—	(1)	(630)	—	636	—
Other, net	—	—	—	—	(2)	—	—	(2)

Net cash flows from financing activities	89	529	—	1,015	(325)	—	(1,009)	299

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	5	—	—	10	—	—	14
CASH AND CASH EQUIVALENTS, beginning of period	1	—	—	—	6	—	—	7

CASH AND CASH EQUIVALENTS, end of period	$—	$5	$—	$—	$16	$—	$—	$21

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2012

	Charter	Intermediate Holding Companies	CCOH Safari	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(317)	$(92)	$—	$(35)	$548	$—	$(408)	$(304)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	1,713	—	—	1,713
Noncash interest expense	—	(23)	—	18	50	—	—	45
(Gain) loss on extinguishment of debt	—	(46)	—	—	101	—	—	55
Deferred income taxes	252	—	—	—	(2)	—	—	250
Equity in (income) losses of subsidiaries	63	35	—	(506)	—	—	408	—
Other, net	—	—	—	—	45	—	—	45
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(1)	1	—	—	34	—	—	34
Prepaid expenses and other assets	2	8	—	—	(18)	—	—	(8)
Accounts payable, accrued liabilities and other	—	(87)	—	47	86	—	—	46
Receivables from and payables to related party	(1)	(1)	—	(11)	13	—	—	—

Net cash flows from operating activities	(2)	(205)	—	(487)	2,570	—	—	1,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,745)	—	—	(1,745)
Change in accrued expenses related to capital expenditures	—	—	—	—	13	—	—	13
Sales of cable systems, net	—	—	—	—	19	—	—	19
Contribution to subsidiary	(14)	(71)	—	(2,330)	—	—	2,415	—
Distributions from subsidiary	12	1,891	—	2,014	—	—	(3,917)	—
Other, net	—	—	—	—	(24)	—	—	(24)

Net cash flows from investing activities	(2)	1,820	—	(316)	(1,737)	—	(1,502)	(1,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	2,984	2,846	—	—	5,830
Repayments of long-term debt	—	(1,621)	—	—	(4,280)	—	—	(5,901)
Borrowings (payments) loans payable - related parties	—	—	—	(314)	314	—	—	—
Payment for debt issuance costs	—	—	—	(39)	(14)	—	—	(53)
Purchase of treasury stock	(11)	—	—	—	—	—	—	(11)
Proceeds from exercise of options	15	—	—	—	—	—	—	15
Contributions from parent	—	84	—	1	2,330	—	(2,415)	—
Distributions to parent	—	(72)	—	(1,831)	(2,014)	—	3,917	—
Other, net	1	(6)	—	—	(9)	—	—	(14)

Net cash flows from financing activities	5	(1,615)	—	801	(827)	—	1,502	(134)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	—	(2)	6	—	—	5
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	2	—	—	—	2

CASH AND CASH EQUIVALENTS, end of period	$1	$—	$—	$—	$6	$—	$—	$7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: March 12, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: March 12, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	March 12, 2015
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	March 12, 2015
Gregory B. Maffei	and President

/s/Donne F. Fisher	Director	March 12, 2015
Donne F. Fisher

/s/Richard R. Green	Director	March 12, 2015
Richard R. Green

/s/John E. Welsh III	Director	March 12, 2015
John E. Welsh III

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Reorganization Agreement, dated as of October 28, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713) (the “8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the 8-K).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the 8-K).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1

Specimen Certificate for shares of Series A Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2014 (File No. 333-197619) (the “S-1”)).

4.2	Specimen Certificate for shares of Series B Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 the S-1).

4.3	Specimen Certificate for shares of Series C Common Stock of the Registrant (incorporated by reference to Exhibit 4.3 to the S-1).

4.4

Specimen Certificate of Series C Common Stock Subscription Rights of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 filed on October 16, 2014 (File No. 333-199428) (the “Rights Offering S-1”)).

4.5	Instructions for Use of Series C Common Stock Subscription Rights of the Registrant (incorporated by reference to Exhibit 4.3 to the Rights Offering S-1).

4.6

Form of Margin Loan Agreements (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on November 4, 2014 (File No. 333-197619)).

10 - Material Contracts:

10.1

Liberty Broadband Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on November 21, 2014 (File No. 333-200438)).

10.2

Liberty Broadband Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on November 21, 2014 (File No. 333-200436)).

10.3

Charter Stockholders Agreement, dated as of March 19, 2013, by and between Charter Communications, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013 (File No. 001-35707)).

10.4

Amendment to the Charter Stockholders Agreement dated as of September 29, 2014 (incorporated by reference to Exhibit 7(d) to Amendment No. 3 to Liberty Media Corporation's Schedule 13D in respect of Class A common stock of Charter Communications, Inc. filed with the Securities and Exchange Commission on October 10, 2014 (File No. 005-57191) (the “Liberty Media 13D/A”)).

10.5

Voting Agreement dated as of April 25, 2014 between Comcast Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by Comcast Corporation on April 28, 2014 (File No. 001-32871)).

10.6

Assignment and Assumption Agreement, dated as of October 2, 2014, by and among Comcast Corporation, Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 7(e) to Amendment No. 3 to the Liberty Media 13D/A).

10.7	Tax Sharing Agreement, dated as of November 4, 2014, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the 8-K).

10.8	Services Agreement, dated as of November 4, 2014, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the 8-K).

10.9

Facilities Sharing Agreement, dated as of November 4, 2014, by and between Liberty Broadband Corporation, Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 8-K).

10.10

Form of Indemnification Agreement by and between Liberty Broadband Corporation and its executive officers/directors (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 15, 2014 (File No. 333-197619)).

10.11	Aircraft Time Sharing Agreements, dated as of November 4, 2014, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the 8-K).

10.12

Aircraft Time Sharing Agreement, dated as of November 4, 2014, by and among Liberty Broadband Corporation, Liberty Citation, Inc. and Liberty Denver Arena, LLC (incorporated by reference to Exhibit 10.5 to the 8-K).

21	Subsidiaries of Liberty Broadband Corporation.*

23.1	Consent of KPMG LLP.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Document.*

*Filed herewith.

**Furnished herewith.