Form 10-Q
period 2015-03-31
Liberty Broadband Corp
filed 2015-05-14
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of April 30, 2015 was:

Series A common stock	26,131,122
Series B common stock	2,467,547
Series C common stock	74,577,775

Page No
LIBERTY BROADBAND CORPORATION Condensed Consolidated Balance Sheets (unaudited)	2
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statements Of Operations (unaudited)	3
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)	4
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statements Of Cash Flows (unaudited)	5
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statement of Equity (unaudited)	6
LIBERTY BROADBAND CORPORATION Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Item 3. Quantitative and Qualitative Disclosures about Market Risk. Item 4. Controls and Procedures.	24
31
32

Part II - Other Information
Item 1. Legal Proceedings Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits	33
33
33

SIGNATURE	34
EXHIBIT INDEX	35

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2015	2014
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$763,127	44,809
Trade and other receivables, net	90,455	617
Short-term marketable securities	9,004	9,001
Deferred income tax assets	20,592	11,282
Other current assets	1,877	14,721
Total current assets	885,055	80,430
Investments in available-for-sale securities (note 4)	355,202	360,762
Investments in affiliates, accounted for using the equity method (note 5)	2,455,859	2,498,804
Property and equipment, net	1,254	3,590
Goodwill (note 6)	27,166	27,166
Intangible assets subject to amortization, net (note 6)	12,081	12,915
Deferred income tax assets	32,918	19,540
Other assets, at cost, net of accumulated amortization	676	725
Total assets	$3,770,211	3,003,932
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$36,931	15,953
Deferred revenue	34,575	5,947
Derivative instruments (note 3)	67,773	75,356
Other current liabilities	16,654	2,340
Total current liabilities	155,933	99,596
Debt (note 7)	372,000	372,000
Deferred revenue	37,659	37,567
Other liabilities	3,757	—
Total liabilities	569,349	509,163
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,130,763 shares at March 31, 2015 and 26,126,459 shares at December 31, 2014	261	261
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,467,547 shares at March 31, 2015 and 2,467,547 shares at December 31, 2014	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 74,568,442 shares at March 31, 2015 and 57,189,897 shares at December 31, 2014	746	572
Additional paid-in capital	3,535,899	2,835,373
Accumulated other comprehensive earnings, net of taxes	7,993	7,918
Retained earnings (accumulated deficit)	(344,062)	(349,380)
Total equity	3,200,862	2,494,769
Commitments and contingencies (note 10)
Total liabilities and equity	$3,770,211	3,003,932

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2015	2014
	(amounts in thousands,
	except per share amounts)
Revenue:
Service	$10,213	14,600
Product and technology	3,103	2,321
Total revenue	13,316	16,921
Operating costs and expenses
Operating, including stock-based compensation (note 8)	2,489	2,061
Selling, general and administrative, including stock-based compensation (note 8)	11,916	13,361
Research and development, including stock-based compensation (note 8)	5,701	4,412
Gain on legal settlement (note 10)	(60,505)	—
Depreciation and amortization	3,244	1,623
	(37,155)	21,457
Operating income (loss)	50,471	(4,536)
Other income (expense):
Interest expense	(1,761)	—
Dividend and interest income	1,036	1,423
Share of earnings (losses) of affiliates (note 5)	(43,050)	(29,650)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	(1,329)	(12,702)
Gain (loss) on dilution of investment in affiliate (note 5)	(410)	(45,838)
Other, net	(24)	(45)
Net earnings (loss) before income taxes	4,933	(91,348)
Income tax benefit (expense)	385	33,633
Net earnings (loss) attributable to Liberty Broadband shareholders	$5,318	(57,715)
Basic net earnings (losses) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.05	(0.65)
Diluted net earnings (losses) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	0.05	(0.65)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2015	2014
	(amounts in thousands)
Net earnings (loss)	$5,318	(57,715)
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(251)	(2,417)
Share of other comprehensive earnings (loss) of equity method affiliates	326	1,102
Other comprehensive earnings (loss), net of taxes	75	(1,315)
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$5,393	(59,030)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2015	2014
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$5,318	(57,715)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,244	1,623
Stock-based compensation	1,355	456
Excess tax benefit from stock-based compensation	(2,001)	—
Share of (earnings) losses of affiliates	43,050	29,650
Realized and unrealized (gains) losses on financial instruments, net	1,329	12,702
(Gain) loss on dilution of investment in affiliate	410	45,838
Deferred income tax expense (benefit)	(22,721)	(45,416)
Other, net	(586)	2
Changes in operating assets and liabilities:
Current and other assets	(89,602)	240
Payables and other liabilities	75,126	57,881
Net cash provided by operating activities	14,922	45,261
Cash flows from investing activities:
Capital expended for property and equipment	(75)	(139)
Cash paid for acquisitions, net of cash acquired	—	(48,088)
Amounts loaned to former parent	—	(60,306)
Repayments by former parent on loan receivable	—	18,980
Other investing activities, net	(3)	(2)
Net cash used in investing activities	(78)	(89,555)
Cash flows from financing activities:
Cash received from rights offering	697,309	—
Proceeds from issuances of financial instruments	30,158	32,415
Payments from settlements of financial instruments	(30,158)	(32,415)
Excess tax benefit from stock-based compensation	2,001	—
Contribution from (distribution to) former parent, net	—	48,100
Other financing activities, net	4,164	—
Net cash provided by financing activities	703,474	48,100
Net increase in cash	718,318	3,806
Cash and cash equivalents, beginning of period	44,809	9,251
Cash and cash equivalents, end of period	$763,127	13,057

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

						Accumulated	Retained
					Additional	other	earnings
	Preferred	Common stock			paid-in	comprehensive	(accumulated)
	Stock	Series A	Series B	Series C	capital	earnings	deficit	Total equity
	(amounts in thousands)
Balance at January 1, 2015	$—	261	25	572	2,835,373	7,918	(349,380)	2,494,769
Net earnings (loss)	—	—	—	—	—	—	5,318	5,318
Other comprehensive earnings (loss)	—	—	—	—	—	75	—	75
Stock-based compensation	—	—	—	—	1,283	—	—	1,283
Issuance of common stock upon exercise of stock options	—	—	—	1	106	—	—	107
Excess tax benefits from stock-based compensation	—	—	—	—	2,001	—	—	2,001
Common stock issued pursuant to the rights offering	—	—	—	173	697,136	—	—	697,309
Balance at March 31, 2015	$—	261	25	746	3,535,899	7,993	(344,062)	3,200,862

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

During May 2014, the board of Liberty Media Corporation and its subsidiaries (“Liberty,” formerly named Liberty Spinco, Inc.) authorized management to pursue a plan to spin-off to its stockholders common stock of a newly formed company to be called Liberty Broadband Corporation (“Liberty Broadband” or the “Company”), and to distribute subscription rights to acquire shares of Series C Liberty Broadband common stock (the “Broadband Spin-Off”). Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications (“Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. These financial statements refer to the combination of the aforementioned subsidiary, investments, and financial instruments as “Liberty Broadband,” “the Company,” “us,” “we” and “our” in the notes to the condensed consolidated financial statements.

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them as of 5:00 p.m., New York City time, on October 29, 2014 (the record date), with cash paid in lieu of fractional shares. This resulted in the issuance of an aggregate 85,761,332 shares of Series A, Series B and Series C Liberty Broadband common stock. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they held as of 5:00 p.m., New York City time, on December 4, 2014 (the rights record date) at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges for total proceeds of $697 million. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband. The Broadband Spin-Off and rights offering are intended to be tax-free to stockholders of Liberty and Liberty Broadband, respectively. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2014. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) the application of the equity method of accounting for investments in affiliates, (ii) the fair value

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

of non-financial instruments, (iii) the fair value of financial instruments, (iv) revenue recognition and (v) accounting for income taxes to be its most significant estimates.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 but a proposal has been issued to extend the effective date to those fiscal years beginning after December 31, 2017. The Company is currently evaluating the effect that the updated standard will have on its revenue recognition and has not yet selected a transition method but does not believe that the standard will significantly impact its financial statements and related disclosures.

Liberty Broadband holds investments that are accounted for using the equity method. Liberty Broadband does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty Broadband relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty Broadband's condensed consolidated financial statements.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Among other things, pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $891 thousand was reimbursable to Liberty for the three months ended March 31, 2015.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Acquisition of Skyhook Wireless, Inc.

On February 14, 2014, TruePosition acquired 100% of the outstanding common shares of Skyhook Wireless, Inc. (“Skyhook”), a Delaware corporation, for approximately $57.5 million in cash. Skyhook is a provider of hybrid wireless positioning technology and contextual location intelligence. Acquisition related costs of $890 thousand are included in selling, general and administrative expenses for the three months ended March 31, 2014. TruePosition used its cash plus a capital contribution of $49.4 million from Liberty during 2014 to fund the acquisition. Upon the acquisition of Skyhook, TruePosition placed $6.0 million of the cash consideration into an escrow account for use to settle any indemnification claims made by TruePosition during the 12 months subsequent to closing the acquisition. There were no claims made against the escrow account, and the full amount was released to the selling parties during February 2015. In mid November 2014, Skyhook was notified that one of its significant customers was not expected to renew its contract for 2015. Due to the anticipated decline in Skyhook's operations as a result of the loss of this customer, the Company recorded a $35.2 million impairment loss related to TruePosition’s goodwill and intangible assets related to Skyhook during December 2014.

(2) Earnings (Loss) per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

The Company issued 85,761,332 common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock outstanding upon the completion of the Broadband Spin-Off on November 4, 2014. Additionally, as part of the rights offering, Liberty Broadband distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Broadband common stock (see further discussion in note 1).  The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding based on a factor applied determined by the fair value per share immediately prior to the rights exercise and the theoretical fair value after the rights exercise. The number of shares issued upon completion of the Broadband Spin-Off, adjusted for the rights factor, was used to determine both basic and diluted earnings (loss) per share for the three months ended March 31, 2014, as no Company equity awards were outstanding prior to the Broadband Spin-Off. Basic earnings (loss) per share subsequent to the completion of the Broadband Spin-Off is computed using the weighted average number of shares outstanding (“WASO”) during the period. Diluted earnings (loss) per share subsequent to the Broadband Spin-Off is computed using the WASO during the period, adjusted for potentially dilutive equity awards outstanding during the same period.

	Liberty Broadband Common Stock
	Three months	Three months
	ended	ended
	March 31, 2015	March 31, 2014
	numbers of shares in thousands
Basic EPS	100,359	88,343
Potentially dilutive shares	584	NA
Diluted EPS	100,943	88,343

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The Company’s assets and (liabilities) measured at fair value are as follows:

	March 31, 2015			December 31, 2014
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	(amounts in thousands)
Cash and cash equivalents	$754,467	754,467	—	36,002	36,002	—
Short-term marketable securities	$9,004	9,004	—	9,001	9,001	—
Available-for-sale securities	$355,202	355,202	—	360,762	360,762	—
Time Warner Cable financial instruments (1) (2)	$(71,530)	—	(71,530)	(75,356)	—	(75,356)

(1)

As of December 31, 2014, the Company had an outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $92.02 per share which expired in February 2015. Upon expiration, this written call option was rolled into a new written call option on 625,000 Time Warner Cable shares with a strike price of $100.39 per share which expires during February 2016. Additionally, as of December 31, 2014 and March 31, 2015, the Company had another outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $90.84 per share which was scheduled to expire in May 2015. The Company cash settled this contract on April 1, 2015 for $36.7 million.

(2)

On March 27, 2015, Liberty Broadband entered into a cashless collar agreement with a financial institution on 1.7 million Time Warner Cable shares held by the Company with a put option strike price of $136.80 per share and a call option strike price of $161.62 per share. The liability associated with this instrument is included in the Other liabilities line item on the face of the condensed consolidated balance sheet as of March 31, 2015. In connection with this collar agreement, the Company also entered into a revolving loan agreement with an availability of $234 million (see note 7).

The fair value of Level 2 derivative liabilities were derived from a Black-Scholes model using observable market data as the significant inputs. The inputs used in the model during the period (exclusive of the applicable trading price of Time Warner Cable stock and the strike prices associated with the call options and collar agreement) were as follows:

	Range
Volatility	21.4%	—	26.48%
Interest rate	0.41%	—	0.56%
Dividend yield	0%	—	0.24%

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities. The carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2015	2014
	(amounts in thousands)
Charter warrants (1)	$—	(15,212)
Time Warner Cable investment and financial instruments	(1,329)	2,510
	$(1,329)	(12,702)

(1)

As discussed in note 5, Liberty Broadband exercised all of the Company’s outstanding warrants to purchase shares of Charter common stock during November 2014, subsequent to the completion of the Broadband Spin-Off.

(4) Investments in Available-for-Sale Securities

All marketable equity and debt securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statements of operations. The Company has elected to account for those of its AFS securities which it considers to be nonstrategic (“Fair Value Option Securities”) at fair value. Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Investments in AFS securities, including our interest in Time Warner Cable which is our only Fair Value Option Security, are summarized as follows:

	March 31,	December 31,
	2015	2014
	(amounts in thousands)
Time Warner Cable	$354,460	359,615
Other equity securities	742	1,147
Total investments in available-for-sale securities	$355,202	360,762

Unrealized Holding Gains and Losses

As of March 31, 2015 and December 31, 2014, the gross unrealized holding gains related to investment in AFS securities were $415 thousand and $820 thousand, respectively. There were no gross unrealized holding losses related to investment in AFS securities for the periods presented.

(5) Investments in Affiliates Accounted for Using the Equity Method

In May 2013, Liberty acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants to purchase shares of Charter common stock for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase and a price per share of $95.50. Liberty funded the purchase with a combination of cash of approximately $1.2 billion on hand and new margin loan arrangements. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2,532.3 million. The investment in Charter is accounted for as an equity method affiliate based on the ownership interest obtained and the board seats held by individuals appointed by Liberty.

During May 2014, Liberty purchased 897 thousand Charter shares for approximately $124.5 million. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband exercised all of the Company’s outstanding warrants to purchase shares of Charter common stock for approximately $52 million.

As of March 31, 2015, the carrying value of Liberty Broadband’s ownership in Charter was approximately $2,456 million. The market value of Liberty Broadband’s ownership in Charter as of March 31, 2015 was approximately $5,569 million, which represented an approximate ownership of 26% of the outstanding equity of Charter as of that date.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Due to the amortization of amortizable assets acquired, losses due to warrant and stock option exercises at Charter (as discussed below) and the acquisition of additional shares of Charter, the excess basis has decreased to $2,436 million as of March 31, 2015 and has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Property and equipment	$414
Customer relationships	640
Franchise fees	1,451
Trademarks	36
Goodwill	958
Debt	(213)
Deferred income tax liability	(850)
$2,436

Upon acquisition, Liberty ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. Outstanding debt is amortized over the contractual period using the effective interest rate method. Amortization related to debt and intangible assets with identifiable useful lives is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying condensed consolidated statements of operations and aggregated $22.5 million and $20.2 million, net of related taxes, for the three months ended March 31, 2015 and 2014, respectively.

Due to dilution from Charter warrant and stock option exercises by outside investors (employees and other third parties) at prices below Liberty Broadband’s book basis per share, the Company had losses of $410 thousand and $45.8 million during the three months ended March 31, 2015 and 2014, respectively.

On March 31, 2015, Liberty Broadband announced its entry into a new stockholders agreement with Charter, a subsidiary of Charter (“New Charter”) and Advance/Newhouse Partnership (“A/N”) (the “Bright House Stockholders Agreement”), which would replace the Company’s existing stockholders agreement with Charter, as amended October 14, 2014. Liberty Broadband’s entry into the Bright House Stockholders Agreement came as the result of Charter’s announcement of a proposed transaction with A/N, pursuant to which New Charter would acquire Bright House Networks (“Bright House”) from A/N for $10.4 billion (the “Bright House Transaction”). The closing of the Bright House Transaction was subject to several conditions, including Charter’s receipt of stockholder approval, the expiration of Time Warner Cable’s right of first offer for Bright House, the closing of a binding definitive agreement between Charter and Comcast Corporation (the “Comcast Transactions Agreement”) and regulatory approval.

As announced by Charter on April 24, 2015, the Comcast Transactions Agreement was terminated by Comcast Corporation. As the closing of the Comcast Transactions Agreement had been a condition to the Bright House Transaction, the parties to the Bright House Stockholders Agreement are to consider and negotiate for a period of 30 days in good faith, amendments to the terms of the Bright House Stockholders Agreement that may be desirable to consummate the Bright House Transaction. No party is under any obligation to reach such an agreement and the Bright House Stockholders Agreement may be terminated by any party at any time within a 30 day period immediately following the expiration of the 30 day negotiation period.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheet

	March 31, 2015	December 31, 2014
Current assets	$7,502	371
Property and equipment, net	8,275	8,373
Goodwill	1,168	1,168
Intangible assets, net	7,048	7,111
Other assets	417	7,527
Total assets	$24,410	24,550
Current liabilities	$8,569	1,635
Deferred income taxes	1,706	1,674
Long-term debt	13,981	21,023
Other liabilities	77	72
Equity	77	146
Total liabilities and shareholders’ equity	$24,410	24,550

Charter condensed consolidated statement of operations

	Three months	Three months
	ended	ended
	March 31, 2015	March 31, 2014
Revenue	$2,362	2,202
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	(1,581)	(1,447)
Depreciation and amortization	(514)	(505)
Other operating expenses, net	(18)	(10)
	(2,113)	(1,962)
Operating income	249	240
Interest expense	(289)	(211)
Other income (expense), net	(6)	(2)
Income tax expense (benefit)	(35)	(64)
Net loss	$(81)	(37)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2015.

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	March 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$8,822	(5,986)	2,836	8,822	(5,801)	3,021
Customer relationships	10,212	(3,053)	7,159	10,212	(2,712)	7,500
Tradename	2,788	(909)	1,879	2,788	(788)	2,000
Capitalized software	10,991	(10,784)	207	10,991	(10,597)	394
	$32,813	(20,732)	12,081	32,813	(19,898)	12,915

Upon acquisition of Skyhook, TruePosition assigned remaining useful lives to each of Skyhook’s intangible assets acquired. Patents, tradename and customer relationship intangible assets were amortized straight-line over five years and capitalized software intangible assets were amortized straight-line over three to five years. In connection with the intangible impairment recorded on Skyhook’s intangible assets during the fourth quarter of 2014, TruePosition re-evaluated the remaining useful lives of Skyhook’s amortizable intangible assets. As a result, as of January 1, 2015, TruePosition determined the remaining useful life of Skyhook’s patents to be three and a half years and Skyhook’s tradename and customer relationship to be five and a half years. Beginning January 1, 2015, TruePosition will amortize Skyhook’s intangible assets straight-line prospectively over these revised periods. Capitalized software intangible assets continue to be amortized over three to five years. Amortization expense was $834 thousand and $962 thousand for the three months ended March 31, 2015 and 2014, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of March 31, 2015 is as follows (amounts in thousands):

Remainder of 2015	$2,044
2016	$2,674
2017	$2,608
2018	$2,160
2019	$1,731

(7) Debt

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company (“BroadbandSPV”) entered into two margin loan agreements (the “Margin Loan Agreements”) with each of the lenders party thereto. The Margin Loan Agreements permit BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the “Margin Loans”), of which BroadbandSPV borrowed $320 million on October 31, 2014. Approximately $300 million of the amount borrowed pursuant to the Margin Loan Agreements (less certain expenses incurred in connection with the Margin Loans) was distributed to Liberty prior to the Broadband Spin-Off. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed an additional $52 million to fund the exercise of the warrants to

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

purchase shares of Charter common stock. As of March 31, 2015, Liberty Broadband had $372.0 million outstanding under the Margin Loan Agreements, with an additional $28.0 million available to be drawn. The maturity date of the Margin Loans is October 30, 2017. Borrowings under the Margin Loan Agreements bear interest at the three-month LIBOR rate plus 1.55%. Interest is payable quarterly in arrears beginning on December 31, 2014. The Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of BroadbandSPV. The Margin Loan Agreements do not include any financial covenants. The Margin Loan Agreements also contain restrictions related to additional indebtedness.

BroadbandSPV’s obligations under the Margin Loan Agreements are guaranteed by the Company. In addition, BroadbandSPV’s obligations are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for BroadbandSPV to meet its loan to value requirement under the Margin Loan Agreements. Each agreement contains language that indicates that Liberty Broadband, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of March 31, 2015, 7.0 million shares of Charter with a value of $1.4 billion were pledged as collateral pursuant to the Margin Loans.

In connection with the collar agreement on shares of Time Warner Cable entered into on March 27, 2015, as discussed in note 3, the Company also entered into a $234 million revolving loan agreement. No amounts were drawn on this loan prior to March 31, 2015. The shares of Time Warner Cable underlying the collar serve as collateral for borrowings under the revolving loan agreement. 1.7 million shares of Time Warner Cable with a market value of $149.88 per share were pledged as collateral for this arrangement as of March 31, 2015. On April 7, 2015, Liberty Broadband drew $40 million on this loan, which is the amount used to match the outstanding call liability. Borrowings outstanding under the revolving loan agreement bear interest at the three-month LIBOR rate plus 0.64%, payable quarterly in arrears beginning on March 31, 2015. The interest rate on the unused portion of the revolving loan agreement is 0.12% per annum. This agreement expires during March 2017.

TruePosition had a $4 million line of credit, which expired on December 25, 2013, covering standby letters of credit issued for the benefit of TruePosition. Pursuant to the terms of the line of credit, upon its expiration, any issued and outstanding letters of credit remained in effect through the remainder of their respective terms, the last of which expired during the first quarter of 2015. Accordingly, there were no letters of credit outstanding at March 31, 2015. $634 thousand in letters of credit were outstanding as of December 31, 2014. Letters of credit issued under the line of credit bore interest at an annual rate of 1.75%, payable quarterly. Interest expense related to the line of credit was not significant for the three months ended March 31, 2015 or 2014. Letters of credit issued under the line of credit prior to its expiration remained collateralized by a cash deposit maintained by the bank, which was cancelled upon the expiration of the last letter of credit during the first quarter of 2015.

(8) Stock-Based Compensation

Liberty Broadband grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock, stock options and stock appreciation rights ("SARs") to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award (such as SARs that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three months
	ended
	March 31,
	2015	2014
Operating expense	$—	32
Selling, general and administrative	1,331	332
Research and development	24	92
	$1,355	456

Liberty Broadband – Grants of Stock Options

During the three months ended March 31, 2015, Liberty Broadband granted 3 thousand options to purchase shares of Series C common stock, with a weighted average grant-date fair value of $15.03 per share. These options cliff vest over a 2 year vesting period. There were no options to purchase shares of Series A common stock granted during the period.

The Company calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. Since Liberty Broadband common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on the historical volatility of Charter common stock and the implied volatility of publicly traded Charter options; as the most significant asset within Liberty Broadband, the volatility of Charter served as a proxy for the expected volatility of Liberty Broadband.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Broadband – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	807	$32.21
Granted	—	$—
Exercised	(16)	$30.58
Forfeited/Cancelled	(1)	34.24
Outstanding at March 31, 2015	790	$32.25	4.0	$19
Exercisable at March 31, 2015	674	$31.98	3.8	$17

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	3,137	$39.85
Granted	3	$53.86
Exercised	(69)	$31.96
Forfeited/cancelled	(1)	34.22
Outstanding at March 31, 2015	3,070	$40.04	5.3	$51
Exercisable at March 31, 2015	1,326	$31.94	3.8	$33

As of March 31, 2015, the total unrecognized compensation cost related to unvested Awards was approximately $24 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3.1 years.

As of March 31, 2015, Liberty reserved 3.9 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

TruePosition Equity Incentive Plans

There were no phantom stock appreciation rights or phantom stock units granted during the three months ended March 31, 2015. As of March 31, 2015, the fair value of outstanding PARs and PSUs was approximately $2.6 million. As of March 31, 2015, $1.6 million is included in Other current liabilities in the accompanying condensed consolidated balance sheet for the fair value of TruePosition’s vested long-term incentive plan obligations.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Related Party Transactions

During the three months ended March 31, 2014, certain of TruePosition’s costs and expenses were charged to TruePosition by Liberty. The amounts due to Liberty and the activities for the three months ended March 31, 2014 is summarized as follows (amounts in thousands):

2014
Receivable at beginning of year	$(5,953)
Cost and expenses charged by Liberty	1,252
Amounts due under the tax-sharing arrangement	10,159
Transfer of related party receivable to (from) note receivable	5,306
Payments to Liberty	(893)
Payable at end of period	$9,871

Historically, TruePosition also had an intercompany note arrangement with Liberty under which funds could be advanced to Liberty and remitted back to TruePosition as needed. The note bore interest at the three-month LIBOR plus 2%. During September 2014, prior to the completion of the Broadband Spin-Off, Liberty remitted back to TruePosition all principal and accrued interest related to this note and this arrangement was extinguished. Accordingly, no amounts are outstanding pursuant to this arrangement at March 31, 2015 or December 31, 2014.

Prior to the completion of the Broadband Spin-Off, TruePosition was party to certain tax sharing arrangements with Liberty (or its former affiliate). Under these tax-sharing arrangements, TruePosition had been obligated to make cash payments to Liberty (or its former affiliate) in each year TruePosition generated positive taxable income, determined as if TruePosition filed a separate tax return. The amount of such payment had been equal to the amount of TruePosition’s taxable income (as so determined) multiplied by the highest corporate tax rate in effect for the applicable tax jurisdiction. If on a separate return basis, TruePosition would have a net operating loss or net tax credit for a particular year, and such loss or credit could be utilized on the actual tax returns filed by Liberty (or its former affiliate), then TruePosition would be entitled to reduce current and future payments to Liberty (or its former affiliate) by the amount of such tax benefit. During the three months ended March 31, 2014, $5.3 million due to TruePosition from Liberty was transferred to the note receivable from Liberty under this arrangement. During October 2014, prior to the Broadband Spin-Off, TruePosition’s income tax receivable from Liberty was transferred to Liberty Broadband and the tax sharing arrangement between Liberty and TruePosition was extinguished.

(10) Commitments and Contingencies

Leases

TruePosition leases various properties under operating leases expiring at various times through 2018. TruePosition’s principal facility is under lease through December 2017. Total rental expense was $692 thousand and $798 thousand for each of the three months ended March 31, 2015 and 2014, respectively.

General Litigation

In the ordinary course of business, the Company and its consolidated companies are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

Litigation

On July 21, 2011, TruePosition filed an antitrust lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against LM Ericsson Telephone Company (“Ericsson”), the Third Generation Partnership Project (“3GPP”) and certain other defendants arising from the standard setting processes for LTE wireless data communication technology as it pertains to location technology. The case was settled, with a cash payment to TruePosition of approximately $6 million and non-monetary considerations, and was formally dismissed in its entirety on July 30, 2014. Defendants 3GPP and Ericsson did not contribute to the cash portion of the settlement. With respect to the defendants that contributed to the cash settlement, such cash was provided with no finding or implication of liability to avoid the expenditure of litigation costs exceeding the settlement amount, and in consideration for TruePosition’s withdrawal of accusations of wrongdoing.

On September 10, 2010, Skyhook Wireless, Inc. filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Google, Inc. In March 2013, Skyhook amended its lawsuit to add additional claims. In total, at the time the case was to be tried, Skyhook alleged that Google infringed on eight Skyhook patents involving location technology and sought an injunction and/or award of damages in an amount to be determined at trial. The case had been scheduled to be tried before a jury commencing March 9, 2015. However, on March 5, 2015, the parties advised the District Court that the case had been settled and thereby dismissed the action without costs and without prejudice to the right, upon good cause shown within 45 days, to reopen the action if the settlement was not consummated. On March 27, 2015, the parties consummated a final settlement agreement and on April 24, 2015, Google paid Skyhook settlement consideration of $90 million. In return for payment of the settlement consideration, Google received dismissal of the action with prejudice, a license to the existing Skyhook patents and patent applications (and their continuations, divisionals, continuations-in-part), a three-year covenant not to sue (subject to limited exceptions) and a mutual release of claims. All terms of the settlement were known and agreed to prior to March 31, 2015, therefore the settlement was recorded during the first quarter of 2015. The settlement amount of $90 million is included in Trade and other receivables, net and approximately $29.5 million for legal fees is included in Accounts payable and accrued liabilities at March 31, 2015. The net impact from the settlement on the statement of operations for the three months ended March 31, 2015, after legal fees, is $60.5 million.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Certain Risks and Concentrations

The TruePosition business is subject to certain risks and concentrations including dependence on relationships with its customers. TruePosition has one significant customer, the loss of which would have a material adverse effect on the Company’s business. For the three months ended March 31, 2015 and 2014, this customer accounted for 74% and 84%, respectively, of the Company’s total revenue.

Off-Balance Sheet Arrangements

Liberty Broadband did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

(11) Segment Information

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

Liberty Broadband defines Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Liberty Broadband believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty Broadband generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the three months ended March 31, 2015, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

•

TruePosition—a wholly-owned subsidiary of the Company that develops and markets technology for locating wireless phones and other wireless devices on a cellular network, enabling wireless carriers and government agencies to provide public safety E-9-1-1 services domestically and services in support of national security and law enforcement worldwide. In addition, TruePosition acquired Skyhook in 2014, which operates a global location network providing hybrid wireless positioning technology and contextual location intelligence solutions worldwide.

•

Charter—an equity method investment of the Company that is one of the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers.

Liberty Broadband’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated companies are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements. We have included amounts attributable to Charter in the tables below. Although Liberty Broadband owns less than 100% of the outstanding shares of Charter, 100% of the Charter amounts are included in the schedule below and subsequently eliminated in order to reconcile the account totals to the Liberty Broadband condensed consolidated financial statements.

Performance Measures

	Three months ended March 31,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
TruePosition	$13,316	(2,519)	16,921	(2,457)
Charter	2,362,000	782,000	2,202,000	757,000
Corporate and other	—	(2,916)	—	—
	2,375,316	776,565	2,218,921	754,543
Eliminate equity method affiliate	(2,362,000)	(782,000)	(2,202,000)	(757,000)
Consolidated Liberty Broadband	$13,316	(5,435)	16,921	(2,457)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	March 31, 2015
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
TruePosition	$235,432	—	75
Charter	24,410,000	—	351,000
Corporate and other	3,534,779	2,455,859	—
	28,180,211	2,455,859	351,075
Eliminate equity method affiliate	(24,410,000)	—	(351,000)
Consolidated Liberty Broadband	$3,770,211	2,455,859	75

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months
	ended March 31,
	2015	2014
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$(5,435)	(2,457)
Stock-based compensation	(1,355)	(456)
Depreciation and amortization	(3,244)	(1,623)
Gain on legal settlement	60,505	—
Interest expense	(1,761)	—
Dividend and interest income	1,036	1,423
Share of earnings (loss) of affiliates	(43,050)	(29,650)
Realized and unrealized gains (losses) on financial instruments, net	(1,329)	(12,702)
Gain (loss) on dilution of investment in affiliate	(410)	(45,838)
Other, net	(24)	(45)
Earnings (loss) before income taxes	$4,933	(91,348)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliates; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•

Charter’s ability to sustain and grow revenue and cash flow from operations by offering video, Internet, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in its markets and to maintain and grow its customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

During May 2014, the board of Liberty Media Corporation and its subsidiaries (“Liberty,” formerly named Liberty Spinco, Inc.) authorized management to pursue a plan to spin-off to its stockholders common stock of a newly formed company, Liberty Broadband, and to distribute subscription rights to acquire shares of Liberty Broadband Series C common stock (the “Broadband Spin-Off”).  At 5:00 p.m., New York City time, on November 4, 2014, the Broadband Spin-Off was completed and shares of Liberty Broadband common stock were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”),  (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call option and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them as of 5:00 p.m., New York City time on October 29, 2014 (the record date) for the Broadband Spin-Off, with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they held as of 5:00 p.m., New York City time, on December 4, 2014 (the rights record date) at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges. The Broadband Spin-Off and rights offering are intended to be tax-free to stockholders of Liberty and Liberty Broadband, respectively. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband.

The financial information represents a combination of the historical financial information of TruePosition, Liberty Broadband’s interest in Charter, Liberty Broadband’s minority equity investment in Time Warner Cable and certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call option. This financial information refers to the combination of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” here and in the notes to the condensed consolidated financial statements.

Results of Operations—Consolidated—March 31, 2015 and 2014

Consolidated operating results:

	Three months ended
	March 31,
	2015	2014
	(amounts in thousands)
Revenue	$13,316	16,921
Operating expenses, excluding stock-based compensation
Operating expense	2,489	2,029
Research and development	5,677	4,320
Selling, general and administrative	10,585	13,029
Adjusted OIBDA	(5,435)	(2,457)
Stock-based compensation	1,355	456
Gain on legal settlement	(60,505)	—
Depreciation and amortization	3,244	1,623
Operating income (loss)	$50,471	(4,536)

Revenue

Revenue decreased $3.6 million for the three months ended March 31, 2015 as compared to the same period in the prior year. There was a $5.8 million decrease from the prior period primarily due to reduced domestic software license fees and lower international hardware sales, partially offset by a $2.2 million increase in revenue resulting from the acquisition of Skyhook during the first quarter of 2014. The decrease in domestic software license fees is due to a reduction in the size of the deployed base of the Company’s technologies. On January 29, 2015, the FCC adopted indoor location accuracy rules in its Fourth Report and Order, redefining location accuracy standards that wireless carriers will be required to meet in future years. The Company’s technologies, including new technologies now under development, will compete with other technologies to satisfy the new standards in the coming years. One of Skyhook’s significant customers did not renew its contract for 2015. As a result, a decline in Skyhook’s future operating results is expected unless Skyhook is able generate sufficient new business to replace the financial impacts of this customer. For further discussion see note 1 of the accompanying condensed consolidated financial statements.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying quarterly condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to earnings (loss) from continuing operations before income taxes.

Adjusted OIBDA decreased $3.0 million for the three months ended March 31, 2015 compared to the same period in the prior year.  The decrease in Adjusted OIBDA for the three months ended March 31, 2015 was primarily a result of decreased revenue, as discussed above, and increased operating expenses resulting from the acquisition of Skyhook during the first quarter of 2014,  partially offset by decreased legal expenses and the impact of cost reduction measures, including headcount reductions,  during the three months ended March 31, 2015 as compared to the corresponding period in the prior year.

Legal expenses decreased $3.4 million for the three months ended March 31, 2015 compared to the same period in the prior year,  primarily as a result of TruePosition’s antitrust lawsuit arising from the standard setting processes for LTE wireless data communication technology as it pertains to location technology. The antitrust lawsuit was settled in the third quarter of 2014. Legal expenses are included in selling, general and administrative expenses. Additionally, approximately $431 thousand and $1 million of lobbying costs were incurred during the three months ended March 31, 2015 and 2014, respectively, related to the indoor accuracy regulations proposed by the FCC. Lobbying expenses are also included in selling, general and administrative expenses. These costs are not anticipated to continue significantly beyond the first quarter of 2015 based upon rulemaking timelines.

Additionally, merger costs of $890 thousand related to the Skyhook acquisition were incurred in the first quarter of 2014. Merger costs are included in selling, general and administrative costs.

Operating Income (Loss)

Operating income (loss) improved $55.0 million for the three months ended March 31, 2015 as compared to the same period in the prior year. In addition to those items impacting Adjusted OIBDA for the three months ended March 31, 2015, operating income (loss) was also impacted by an increase in stock-based compensation expense of $899 thousand, a favorable net legal settlement of $60.5 million and an increase in depreciation and amortization of $1.6 million, as compared to the corresponding period in the prior year.

The increase in stock-based compensation of $899 thousand for the three months ended March 31, 2015 as compared to the corresponding period in the prior year, was primarily due to an increase in the number of options to purchase shares of Series C Liberty Broadband common stock granted during the current period. This increase was partially offset by a decrease in stock-based compensation at TruePosition due to a decrease in the estimated fair value of TruePosition based on an annual independent appraisal of its value, coupled with a reduction in the outstanding awards under TruePosition’s stock-based compensation plan as a result of reduced headcount. Decreases in stock compensation at TruePosition were partially offset by new awards and additional vesting of the outstanding awards under the plans.

On September 10, 2010, Skyhook Wireless, Inc. filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Google, Inc. In March 2013, Skyhook amended its lawsuit to add additional claims. The case had been scheduled to be tried before a jury commencing March 9, 2015,  with Skyhook alleging at that time that Google infringed on eight Skyhook patents involving location technology and seeking an injunction and/or award of damages in an amount to be determined at trial. However, on March 5, 2015, the parties advised the District Court that the case had been settled and thereby dismissed the action without costs and without prejudice to the right, upon good cause shown within 45 days, to reopen the action if settlement is not consummated. On March 27, 2015, the parties consummated a final settlement agreement and on April 24, 2015, Google paid Skyhook settlement consideration of $90 million.  In return for payment of the settlement consideration, Google received dismissal of the action with prejudice, a license to the existing Skyhook patents and patent applications (and their continuations, divisionals, continuations-in-part), a three-year covenant not to sue (subject to limited exceptions) and a mutual release of claims. As a result of the settlement, Skyhook realized a net gain, after legal fees, of approximately $60.5 million during the three months ended March 31, 2015.

Depreciation and amortization expense increased by $1.6 million during the three months ended March 31, 2015 as compared to the corresponding period in the prior year, primarily due to the write-off of fixed assets during the first quarter of 2015. The assets written off were comprised of assets related to the abandonment of a product development project by TruePosition during the period.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2015	2014
	(amounts in thousands)
Other income (expense):
Interest expense	$(1,761)	—
Dividend and interest income	1,036	1,423
Share of earnings (losses) of affiliates	(43,050)	(29,650)
Realized and unrealized gains (losses) on financial instruments, net	(1,329)	(12,702)
Gain (loss) on dilution of investment in affiliate	(410)	(45,838)
Other, net	(24)	(45)
	$(45,538)	(86,812)

Interest expense

Interest expense increased $1.8 million during the three months ended March 31, 2015 as compared to the corresponding period in the prior year, primarily due to the Margin Loan Agreements entered into by BroadbandSPV on October 30, 2014.

Dividend and interest income

Dividend and interest income decreased $387 thousand during the three months ended March 31, 2015 as compared to the corresponding period in the prior year,  primarily due to contractual commitments on the Time Warner Cable shares. Although the quarterly Time Warner Cable dividend rate remained the same as the prior year, a larger portion of the dividends were passed through to the counterparty in 2015, as more written call option contracts on Time Warner Cable shares were outstanding during 2015 than 2014.

Share of earnings (losses) of affiliates

Share of losses from affiliates increased $13.4 million during the three months ended March 31, 2015 as compared to the corresponding period in the prior year.

In May 2013, the Company acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants to purchase shares of Charter common stock, for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase. Additionally, the Company purchased 897 thousand additional shares of Charter during May 2014 and exercised all of its outstanding warrants to purchase shares of Charter common stock during November 2014, subsequent to completion of the Broadband Spin-Off. Upon acquisition, Liberty Broadband allocated the excess basis between the book basis of Charter and fair value of the shares acquired primarily to intangible assets and debt. Amortization related to the excess basis of assets with identifiable useful lives and debt is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying condensed consolidated statements of operations and aggregated $22.5 million and $20.2 million, net of related taxes, for the three months ended March 31, 2015 and March 31, 2014, respectively.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Revenue	$2,362	2,202
Operating expenses, excluding stock-based compensation	(1,580)	(1,445)
Adjusted OIBDA	782	757
Depreciation and amortization	(514)	(505)
Stock-based compensation	(19)	(12)
Operating income	249	240
Other expenses, net	(295)	(213)
Net earnings (loss) before income taxes	(46)	27
Income tax expense	(35)	(64)
Net loss	$(81)	(37)

Charter had  a net loss of approximately $81 million for the three months ended March 31, 2015,  a  $44 million decline from the loss of $37 million generated during the three months ended March 31, 2014.

Charter’s revenue increased $160 million for the three months ended March 31, 2015, as compared to the corresponding period in the prior year. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration, partially offset by a decrease in video customers.

The increase in revenue during the three months ended March 31, 2015 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation, for the three months ended March 31, 2015 of $135 million and an increase in depreciation and amortization of $9 million. Charter’s results were also impacted by an increase in other expenses of $82 million for the three months ended March 31, 2015 as compared to the same period in the prior year. Income tax expense decreased $29 million for the three months ended March 31, 2015 as compared to the same period in the prior year. The increase in operating expenses was primarily attributable to an increase in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, broader carriage of certain networks as a result of Charter’s all-digital initiative and the introduction of new networks to Charter’s video offering. The increase in depreciation and amortization expense is primarily attributable to the depreciation on recent capital expenditures, partially offset by certain assets becoming fully depreciated. The increase in other expenses is primarily attributable to $86 million of interest expense that was recognized during the three months ended March 31, 2015 related to term loans and notes entered into in connection with the Comcast Transactions Agreement and the Bright House Stockholder Agreement, as defined in note 5 to the accompanying condensed combined financial statements. Income tax expense decreased for the three months ended March 31, 2015 as compared to the corresponding period in the prior year due to a reduction in tax amortization for fully amortized intangible assets that are indefinite-lived for book purposes.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized losses on financial instruments, net decreased $11.4 million for the three months ended March 31, 2015, as compared to the corresponding period in the prior year. Realized and unrealized gains on financial instruments, net during the three months ended March 31, 2015 is attributable to a net loss of $1.3 million on the net change of our investment in Time Warner Cable shares and corresponding outstanding written call options and collar.  The loss during the three months ended March 31, 2015 is primarily due to a decrease in the trading price of Time Warner Cable shares during the quarter. Realized and unrealized gains on financial instruments, net during the three months ended March 31, 2014 is primarily attributable to a loss of $15.2 million in the fair value of the Charter warrants acquired during

May 2013 due to a decline in the Charter price per share of outstanding stock during the three months ended March 31, 2014.  As discussed in note 5 to the accompanying condensed consolidated financial statements, Liberty Broadband exercised of all of the Company’s outstanding Charter warrants during November 2014, subsequent to the completion of the Broadband Spin-Off. Additionally, a net gain of $2.5 million on the investment in Time Warner Cable shares and outstanding call options was recorded for the three months ended March 31, 2014.

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

Other, net

Other, net remained relatively flat during the three months ended March 31, 2015,  as compared to the corresponding period in the prior year.

Income tax benefit (expense)

Our income taxes were a benefit of $385 thousand and $33.6 million for the three months ended March 31, 2015 and 2014, respectively. The difference between the effective income tax rate of 7.8% and the U.S. Federal income tax rate of 35% for the three months ended March 31, 2015 is primarily due to the reversal of a portion of the previously recorded valuation allowance related to TruePosition and Skyhook as a result of revised taxable income projections during the period. The difference between the effective income tax rate of 36.8% and the U.S. Federal income tax rate of 35% for the three months ended March 31, 2014 is primarily due to the difference between the blended state tax rate used to measure current and deferred income tax items during the period.

Liquidity and Capital Resources

As of March 31, 2015 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries), proceeds from asset sales, monetization of our investments, debt borrowings, equity issuances, and dividend and interest receipts.

As of March 31, 2015 Liberty Broadband had a cash balance of $763.1 million. In addition, Liberty Broadband had $94.4 million of unencumbered available for sale securities.

	Three months ended March 31,
	2015	2014
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$14,922	45,261
Net cash provided (used) by investing activities	$(78)	(89,555)
Net cash provided (used) by financing activities	$703,474	48,100

TruePosition generally collects the majority of its annual software maintenance from its customers during the first quarter of each calendar year, the most significant factor contributing to the cash generated from operations in both the three months ended March 31, 2015 and 2014.

There were no significant uses of cash during the three months ended March 31, 2015.  However, the Company received net proceeds of $697 million from the rights offering during the three months ended March 31, 2015. During the three months ended March 31, 2014, our primary uses of cash were $48.1 million to acquire Skyhook and a net $41.3 million loan to Liberty through a note agreement between TruePosition and Liberty. These uses of cash were funded by cash on hand and, during 2014, capital contributions from Liberty.

On December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they held on the rights record date at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of our Series C common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges, resulting in $697.3 million of proceeds.

The projected use of our cash will be primarily to fund the continued operational needs of our subsidiary and potential investment in location technology at TruePosition or other investment opportunities. Additionally, funds raised by the rights offering are expected to fund parent level cash needs which could include the repayment of parent level credit arrangements and the further investment in new or existing businesses.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by achieving what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We anticipate achieving this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and/or (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2015, our debt is comprised of the following amounts:

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

At March 31, 2015, the fair value of our AFS equity securities was $355.2 million. Had the market price of such securities been 10% lower at March 31, 2015, the aggregate value of such securities would have been $35.5 million lower. Additionally, our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes "Legal Proceedings" disclosure with respect to Charter under Item 3 of Part I, and there have been no material changes from such legal proceedings described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Amended and Restated Stockholders Agreement, dated as of March 31, 2015, by and among Charter Communications, Inc., CCH I, LLC, Liberty Broadband Corporation and Advance/Newhouse Partnership (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.’s Current Report on Form 8-K (File No. 001-33664), filed with the Securities and Exchange Commission on April 1, 2015).

10.2

Form of Proxy and Right of First Refusal Agreement by and among Liberty Broadband Corporation, Advance/Newhouse Partnership and, for the limited purposes set forth therein, Charter Communications, Inc. and CCH I, LLC (incorporated by reference to Exhibit 10.2 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713), filed with the Securities and Exchange Commission on April 6, 2015).

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

LIBERTY BROADBAND CORPORATION

Date: May 14, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: May 14, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Amended and Restated Stockholders Agreement, dated as of March 31, 2015, by and among Charter Communications, Inc., CCH I, LLC, Liberty Broadband Corporation and Advance/Newhouse Partnership (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.’s Current Report on Form 8-K (File No. 001-33664), filed with the Securities and Exchange Commission on April 1, 2015).

10.2

Form of Proxy and Right of First Refusal Agreement by and among Liberty Broadband Corporation, Advance/Newhouse Partnership and, for the limited purposes set forth therein, Charter Communications, Inc. and CCH I, LLC (incorporated by reference to Exhibit 10.2 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713), filed with the Securities and Exchange Commission on April 6, 2015).

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