Form 10-Q
period 2015-06-30
Liberty Broadband Corp
filed 2015-08-13
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of July 31, 2015 was:

Series A common stock	26,140,356
Series B common stock	2,467,547
Series C common stock	74,596,350

Page No
LIBERTY BROADBAND CORPORATION Condensed Consolidated Balance Sheets (unaudited)	I-2
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statements Of Operations (unaudited)	I-3
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)	I-4
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statements Of Cash Flows (unaudited)	I-5
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statement of Equity (unaudited)	I-6
LIBERTY BROADBAND CORPORATION Notes to Condensed Consolidated Financial Statements	I-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Item 3. Quantitative and Qualitative Disclosures about Market Risk. Item 4. Controls and Procedures.	I-25
I-32
I-33

Part II - Other Information
Item 1. Legal Proceedings Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits	II-1
II-1
II-2

SIGNATURE	II-3
EXHIBIT INDEX	II-4

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2015	2014
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$766,259	44,809
Trade and other receivables, net	1,739	617
Short-term marketable securities	9,008	9,001
Deferred income tax assets	35,848	11,282
Other current assets	1,389	14,721
Total current assets	814,243	80,430
Investments in available-for-sale securities (note 4)	421,914	360,762
Investments in affiliates, accounted for using the equity method (note 5)	2,436,823	2,498,804
Property and equipment, net	1,200	3,590
Goodwill (note 6)	27,166	27,166
Intangible assets subject to amortization, net (note 6)	11,401	12,915
Deferred income tax assets	16,993	19,540
Other assets, at cost, net of accumulated amortization	627	725
Total assets	$3,730,367	3,003,932
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,696	15,953
Deferred revenue	27,555	5,947
Derivative instruments (note 3)	—	75,356
Other current liabilities	7,680	2,340
Total current liabilities	44,931	99,596
Debt (note 7)	412,000	372,000
Deferred revenue	37,749	37,567
Other liabilities	41,132	—
Total liabilities	535,812	509,163
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,139,022 shares at June 30, 2015 and 26,126,459 shares at December 31, 2014	261	261
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,467,547 shares at June 30, 2015 and December 31, 2014	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 74,593,647 shares at June 30, 2015 and 57,189,897 shares at December 31, 2014	746	572
Additional paid-in capital	3,537,193	2,835,373
Accumulated other comprehensive earnings, net of taxes	8,201	7,918
Retained earnings (accumulated deficit)	(351,871)	(349,380)
Total equity	3,194,555	2,494,769
Commitments and contingencies (note 10)
Total liabilities and equity	$3,730,367	3,003,932

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(amounts in thousands, except per share amounts)
Revenue:
Service	$10,126	14,651	20,339	29,251
Product and technology	2,519	2,495	5,622	4,816
Total revenue	12,645	17,146	25,961	34,067
Operating costs and expenses
Operating, including stock-based compensation (note 8)	868	1,714	3,357	3,775
Selling, general and administrative, including stock-based compensation (note 8)	10,660	16,565	22,576	29,926
Research and development, including stock-based compensation (note 8)	3,675	4,784	9,376	9,196
Net gain on legal settlement (note 10)	—	—	(60,505)	—
Depreciation and amortization	856	2,481	4,100	4,104
	16,059	25,544	(21,096)	47,001
Operating income (loss)	(3,414)	(8,398)	47,057	(12,934)
Other income (expense):
Interest expense	(1,919)	—	(3,680)	—
Dividend and interest income	230	1,580	1,266	3,003
Share of earnings (losses) of affiliates (note 5)	(18,698)	(31,776)	(61,748)	(61,426)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	12,354	48,979	11,025	36,277
Gain (loss) on dilution of investment in affiliate (note 5)	(852)	(4,371)	(1,262)	(50,209)
Other, net	48	(23)	24	(68)
Net earnings (loss) before income taxes	(12,251)	5,991	(7,318)	(85,357)
Income tax benefit (expense)	4,442	(4,087)	4,827	29,546
Net earnings (loss) attributable to Liberty Broadband shareholders	$(7,809)	1,904	(2,491)	(55,811)
Basic net earnings (losses) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.08)	0.02	(0.02)	(0.63)
Diluted net earnings (losses) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.08)	0.02	(0.02)	(0.63)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(amounts in thousands)
Net earnings (loss)	$(7,809)	1,904	(2,491)	(55,811)
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(119)	(185)	(370)	(2,602)
Share of other comprehensive earnings (loss) of equity method affiliates	327	785	653	1,887
Other comprehensive earnings (loss), net of taxes	208	600	283	(715)
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$(7,601)	2,504	(2,208)	(56,526)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2015	2014
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(2,491)	(55,811)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,100	4,104
Stock-based compensation	3,331	545
Excess tax benefit from stock-based compensation	(2,001)	—
Share of (earnings) losses of affiliates	61,748	61,426
Realized and unrealized (gains) losses on financial instruments, net	(11,025)	(36,277)
(Gain) loss on dilution of investment in affiliate	1,262	50,209
Deferred income tax expense (benefit)	(22,168)	(37,509)
Other, net	(1,208)	(9)
Changes in operating assets and liabilities:
Current and other assets	(374)	977
Payables and other liabilities	31,956	43,214
Net cash provided by operating activities	63,130	30,869
Cash flows from investing activities:
Capital expended for property and equipment	(231)	(759)
Cash paid for acquisitions, net of cash acquired	—	(48,088)
Investments in equity method affiliates	—	(124,492)
Amounts loaned to former parent	—	(60,723)
Repayments by former parent on loan receivable	—	39,101
Other investing activities, net	(7)	(4)
Net cash used in investing activities	(238)	(194,965)
Cash flows from financing activities:
Cash received from rights offering	697,309	—
Borrowings of debt	40,000	—
Proceeds from issuances of financial instruments	30,158	32,415
Payments from settlements of financial instruments	(115,106)	(32,415)
Excess tax benefit from stock-based compensation	2,001	—
Contribution from (distribution to) former parent, net	—	171,310
Other financing activities, net	4,196	—
Net cash provided by financing activities	658,558	171,310
Net increase in cash	721,450	7,214
Cash and cash equivalents, beginning of period	44,809	9,251
Cash and cash equivalents, end of period	$766,259	16,465

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

						Accumulated	Retained
					Additional	other	earnings
	Preferred	Common stock			paid-in	comprehensive	(accumulated)
	Stock	Series A	Series B	Series C	capital	earnings	deficit	Total equity
	(amounts in thousands)
Balance at January 1, 2015	$—	261	25	572	2,835,373	7,918	(349,380)	2,494,769
Net earnings (loss)	—	—	—	—	—	—	(2,491)	(2,491)
Other comprehensive earnings (loss)	—	—	—	—	—	283	—	283
Stock-based compensation	—	—	—	—	2,572	—	—	2,572
Issuance of common stock upon exercise of stock options	—	—	—	1	111	—	—	112
Excess tax benefits from stock-based compensation	—	—	—	—	2,001	—	—	2,001
Common stock issued pursuant to the rights offering	—	—	—	173	697,136	—	—	697,309
Balance at June 30, 2015	$—	261	25	746	3,537,193	8,201	(351,871)	3,194,555

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

In May 2014, the Financial Accounting Standards Board issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on its revenue recognition and has not yet selected a transition method but does not believe that the standard will significantly impact its financial statements and related disclosures.

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

During the six months ended June 30, 2015, Liberty Broadband entered into certain agreements with Charter, Liberty Interactive Corporation (“Liberty Interactive”) and Time Warner Cable in connection with certain proposed transactions among these companies. See note 5 for additional detail regarding these transactions and corresponding agreements.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Among other things, pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

be negotiated semi-annually. Under these various agreements, approximately $265 thousand and $1.1 million was reimbursable to Liberty for the three and six months ended June 30, 2015, respectively.

Acquisition of Skyhook Wireless, Inc.

On February 14, 2014, TruePosition acquired 100% of the outstanding common shares of Skyhook Wireless, Inc. (“Skyhook”), a Delaware corporation, for approximately $57.5 million in cash. Skyhook is a provider of hybrid wireless positioning technology and contextual location intelligence. Acquisition related costs of $68 thousand and $958 thousand are included in selling, general and administrative expenses for the three and six months ended June 30, 2014, respectively. TruePosition used its cash plus a capital contribution of $49.4 million from Liberty during 2014 to fund the acquisition. Upon the acquisition of Skyhook, TruePosition placed $6.0 million of the cash consideration into an escrow account for use to settle any indemnification claims made by TruePosition during the 12 months subsequent to closing the acquisition. There were no claims made against the escrow account, and the full amount was released to the selling parties during February 2015. In mid November 2014, Skyhook was notified that one of its significant customers was not expected to renew its contract for 2015. Due to the anticipated decline in Skyhook's operations as a result of the loss of this customer, the Company recorded a $35.2 million impairment loss related to TruePosition’s goodwill and intangible assets related to Skyhook during December 2014.

(2) Earnings (Loss) per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

The Company issued 85,761,332 common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock outstanding upon the completion of the Broadband Spin-Off on November 4, 2014. Additionally, as part of the rights offering, Liberty Broadband distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Broadband common stock (see further discussion in note 1).  The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding based on a factor applied determined by the fair value per share immediately prior to the rights exercise and the theoretical fair value after the rights exercise. The number of shares issued upon completion of the Broadband Spin-Off, adjusted for the rights factor, was used to determine both basic and diluted earnings (loss) per share for the three and six months ended June 30, 2014, as no Company equity awards were outstanding prior to the Broadband Spin-Off. Basic earnings (loss) per share subsequent to the completion of the Broadband Spin-Off is computed using the weighted average number of shares outstanding (“WASO”) during the period. Diluted earnings (loss) per share subsequent to the Broadband Spin-Off is computed using the WASO during the period, adjusted for potentially dilutive equity awards outstanding during the same period.

	Liberty Broadband Common Stock
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(numbers of shares in thousands)
Basic EPS	103,001	88,343	101,689	88,343
Potentially dilutive shares	649	NA	615	NA
Diluted EPS	103,650	88,343	102,304	88,343

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

The Company’s assets and (liabilities) measured at fair value are as follows:

	June 30, 2015			December 31, 2014
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	(amounts in thousands)
Cash and cash equivalents	$745,178	745,178	—	36,002	36,002	—
Short-term marketable securities	$9,008	9,008	—	9,001	9,001	—
Available-for-sale securities	$421,914	421,914	—	360,762	360,762	—
Time Warner Cable financial instruments (1) (2)	$(41,132)	—	(41,132)	(75,356)	—	(75,356)

(1)

As of December 31, 2014, the Company had an outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $92.02 per share which expired in February 2015. Upon expiration, this written call option was rolled into a new written call option on 625,000 Time Warner Cable shares with a strike price of $100.39 per share which the Company cash settled during June 2015 for $48.3 million. Additionally, as of December 31, 2014, the Company had another outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $90.84 per share which the Company cash settled during April 2015 for $36.7 million.

(2)

On March 27, 2015, Liberty Broadband entered into a cashless collar agreement with a financial institution on 1.7 million Time Warner Cable shares held by the Company with a put option strike price of $136.80 per share and a call option strike price of $161.62 per share. The collar was originally scheduled to expire during March 2017. Accordingly, the liability associated with this instrument is included in the Other liabilities line item on the face of the condensed consolidated balance sheet as of June 30, 2015. The Company unwound the agreement during July 2015 for $67.1 million cash paid to the counterparty. In connection with this collar agreement, the Company also entered into a revolving loan agreement with an availability of $234 million, which was terminated upon unwinding of the collar agreement during July 2015 (note 7).

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The fair value of Level 2 derivative liabilities were derived from a Black-Scholes model using observable market data as the significant inputs. The inputs used in the model during the period (exclusive of the applicable trading price of Time Warner Cable stock and the strike prices associated with the call options and collar agreement) were as follows:

	Range
Volatility	17.4%	—	21.4%
Interest rate	0.41%	—	0.65%
Dividend yield	0%	—	0.24%

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities. The carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended			Six months ended
	June 30,			June 30,
	2015		2014	2015	2014
	(amounts in thousands)
Charter warrants (1)	$	NA	38,421	NA	23,209
Time Warner Cable investment and financial instruments		12,354	10,558	11,025	13,068
		$12,354	48,979	11,025	36,277

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Investments in AFS securities, including our interest in Time Warner Cable which is our only Fair Value Option Security, are summarized as follows:

	June 30,	December 31,
	2015	2014
	(amounts in thousands)
Time Warner Cable (a)	$421,364	359,615
Other equity securities	550	1,147
Total investments in available-for-sale securities	$421,914	360,762

(a)

As discussed in note 3, on March 27, 2015, Liberty Broadband entered into a cashless collar agreement with a financial institution on 1.7 million Time Warner Cable shares held by the Company. In connection with this collar agreement, the Company also entered into a revolving loan agreement, pursuant to which the Company drew $40 million during April 2015. 1.7 million shares of Time Warner Cable were pledged as collateral to borrowings outstanding under this loan (note 7). The Company unwound the collar agreement and corresponding revolving loan agreement during July 2015 and the shares of Time Warner Cable pledged as collateral to the revolving loan agreement were released.

Unrealized Holding Gains and Losses

As of June 30, 2015 and December 31, 2014, the gross unrealized holding gains related to investments in AFS securities were $223 thousand and $820 thousand, respectively. There were no gross unrealized holding losses related to investment in AFS securities for the periods presented.

(5) Investments in Affiliates Accounted for Using the Equity Method

In May 2013, Liberty acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants to purchase shares of Charter common stock for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase and a price per share of $95.50. Liberty funded the purchase with a combination of cash on hand of approximately $1.2 billion and new margin loan arrangements. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2,532.3 million. The investment in Charter is accounted for as an equity method affiliate based on the ownership interest obtained and the board seats held by individuals appointed by Liberty.

During May 2014, Liberty purchased 897 thousand Charter shares for approximately $124.5 million. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband exercised all of the Company’s outstanding warrants to purchase shares of Charter common stock for approximately $52 million.

As of June 30, 2015, the carrying value of Liberty Broadband’s ownership in Charter was approximately $2,437 million. The market value of Liberty Broadband’s ownership in Charter as of June 30, 2015 was approximately $4,939 million, which represented an approximate ownership of 26% of the outstanding equity of Charter as of that date.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Due to the amortization of amortizable assets acquired, losses due to warrant and stock option exercises at Charter (as discussed below) and the acquisition of additional shares of Charter, the excess basis has decreased to $2,445 million as of June 30, 2015 and has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Property and equipment	$394
Customer relationships	615
Franchise fees	1,452
Trademarks	36
Goodwill	954
Debt	(149)
Deferred income tax liability	(857)
$2,445

Upon acquisition, Liberty ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the effective interest rate method.  The Company’s share of earnings (losses) from affiliates line item in the accompanying condensed consolidated statements of operations includes earnings of $12.7 million and expenses of $20.7 million, net of related taxes, for the three months ended June 30, 2015 and 2014, respectively, and expenses of $9.8 million and $40.9 million, net of related taxes, for the six months ended June 30, 2015 and 2014, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt. The excess basis amortization during the three and six months ended June 30, 2015 was offset by the write-off of the excess basis related to debt instruments which Charter repaid during the second quarter of 2015 prior to their contractual maturity.

Due to dilution from Charter warrant and stock option exercises by outside investors (employees and other third parties) at prices below Liberty Broadband’s book basis per share, the Company had losses of $852 thousand and $4.4 million during the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $50.2 million during the six months ended June 30, 2015 and 2014, respectively.

On March 31, 2015, Liberty Broadband announced its entry into a new stockholders agreement with Charter, a subsidiary of Charter (“New Charter”) and Advance/Newhouse Partnership (“A/N”) (the “Bright House Stockholders Agreement”), which would have replaced the Company’s existing stockholders agreement with Charter, as amended October 14, 2014. Liberty Broadband’s entry into the Bright House Stockholders Agreement came as the result of Charter’s announcement of a proposed transaction with A/N, pursuant to which New Charter would acquire Bright House Networks (“Bright House”) from A/N for $10.4 billion (the “Bright House Transaction”). The closing of the Bright House Transaction was subject to several conditions, including Charter’s receipt of stockholder approval, the expiration of Time Warner Cable’s right of first offer for Bright House, the closing of a binding definitive agreement between Charter and Comcast Corporation (the “Comcast Transactions Agreement”) and regulatory approval.

As announced by Charter on April 24, 2015, the Comcast Transactions Agreement was terminated by Comcast Corporation. As the closing of the Comcast Transactions Agreement had been a condition to the Bright House Transaction, the parties to the Bright House Stockholders Agreement were to consider and negotiate for a period of 30 days in good faith, amendments to the terms of the Bright House Stockholders Agreement that would be desirable to consummate the Bright House Transaction.

On May 26, 2015, Liberty Broadband announced its entry into an agreement with Charter to invest $4.3 billion at a price of $176.95 per share in connection with (and contingent upon) the closing of the proposed merger of Time

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Warner Cable and Charter  (the “Time Warner Cable Merger”),  which was also announced on May 26, 2015. Additionally, Liberty Broadband agreed to purchase an additional $700 million at a price of $173.00 per share (adjusted by the applicable exchange rates in the Time Warner Cable Merger) in connection with Charter’s proposed acquisition of Bright House from A/N, which is generally conditioned on the closing of the Time Warner Cable Merger. In connection with these transactions, it is expected that Charter will undergo a corporate reorganization, resulting in New Charter, a current subsidiary of Charter, becoming the new publicly traded parent company.

As discussed previously, in support of the Time Warner Cable Merger, Liberty Broadband will purchase shares of stock in New Charter (the “Charter Shares”) using proceeds of $4.4 billion related to subscriptions for newly issued shares of Liberty Broadband’s Series C common stock (the “Series C Shares”), at a price per share of $56.23, which was determined based upon the fair value of Liberty Broadband’s net assets on a sum-of-the parts basis at the time the investment agreements were executed.  The purchasers of the Series C Shares are Liberty Interactive through its Liberty Ventures Group and certain third party investors, which will all invest on substantially similar terms. One of the third party investors also holds a position in Time Warner Cable and has agreed to vote its Time Warner Cable shares in favor of the Time Warner Cable Merger. The Series C Share subscriptions are subject to customary closing conditions and funding will only occur in connection with the completion of the Time Warner Cable Merger. Each of Charter and Liberty Broadband intends to seek stockholder approval for the issuance of the Charter Shares and the Series C Shares, respectively, in accordance with the rules and requirements of the Nasdaq Stock Market. If, for any reason, Liberty Broadband does not receive the requisite stockholder approval for the issuance of the Series C Shares, the purchasers will instead acquire a limited number of Series C Shares, together with shares of a newly issued series of non-convertible preferred stock of Liberty Broadband. Further, Liberty Broadband has the right, and may determine, to incur debt financing (subject to certain conditions) to fund a portion of the purchase price for its investment in New Charter, in which case Liberty Broadband may reduce the aggregate subscription for Series C Shares by up to 25%, with such reduction applied pro rata to all investors, including Liberty Interactive.

In connection with the Time Warner Cable Merger, Liberty Broadband has also entered into an agreement with Charter pursuant to which it has agreed to vote all of its shares of Charter’s Class A common stock in favor of the Time Warner Cable Merger, the issuance of the Charter Shares and any related proposals. Liberty Broadband and Liberty Interactive have also entered into an agreement with Charter which provides that Liberty Broadband and Liberty Interactive will exchange, in a tax-free transaction, the shares of Time Warner Cable common stock held by each company for shares of New Charter Class A common stock (subject to certain limitations). In addition, Liberty Interactive has also agreed to grant Liberty Broadband a proxy over the shares of New Charter it receives in the exchange, along with a right of first refusal with respect to the underlying New Charter shares.

Liberty Broadband intends to fund its commitment to purchase up to $700 million in shares of New Charter at a per share price of $173.00 (as adjusted) in connection with the Bright House acquisition through cash on hand or other financing.  As previously announced, A/N and Liberty Broadband will enter into a proxy agreement, pursuant to which A/N will grant Liberty Broadband a five-year proxy to vote shares of New Charter held by A/N, capped at 7% of New Charter’s outstanding shares.  Liberty Broadband is expected to control approximately 25.01% of the aggregate voting power of New Charter following the completion of the Time Warner Cable Merger and the Bright House Transaction and is expected to be New Charter’s largest stockholder.

The terms of a new stockholders agreement among Charter, New Charter, Liberty Broadband and A/N (which will become effective upon the closing of the Bright House Transaction) remain substantially similar to the Bright House Stockholders Agreement, except that the restrictions on Liberty Broadband’s ability to utilize its shares of New Charter in connection with financing transactions have been eliminated and A/N will be entitled to designate two (instead of three) director nominees, among other things.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Time Warner Cable Merger is subject to approval by stockholders of both Charter and Time Warner Cable, as well as regulatory approval and other customary conditions to closing. The Bright House acquisition is subject to several conditions, including the completion of the Time Warner Cable Merger (subject to certain exceptions if Time Warner Cable enters into another sale transaction), Charter stockholder approval, a separate stockholder vote on the Liberty Broadband transactions, and regulatory approval. Therefore, as these transactions are subject to certain contingencies, we have not reflected any financial impacts in the condensed consolidated financial statements related to the respective agreements as of June 30, 2015.

 Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheet

	June 30, 2015	December 31, 2014
Current assets	$456	371
Property and equipment, net	8,244	8,373
Goodwill	1,168	1,168
Intangible assets, net	6,984	7,111
Other assets	467	7,527
Total assets	$17,319	24,550
Current liabilities	$1,636	1,635
Deferred income taxes	1,745	1,674
Long-term debt	13,896	21,023
Other liabilities	73	72
Equity	(31)	146
Total liabilities and shareholders’ equity	$17,319	24,550

Charter condensed consolidated statement of operations

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$2,430	2,259	4,792	4,461
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	(1,601)	(1,479)	(3,182)	(2,926)
Depreciation and amortization	(528)	(528)	(1,042)	(1,033)
Other operating expenses, net	(32)	(16)	(50)	(26)
	(2,161)	(2,023)	(4,274)	(3,985)
Operating income	269	236	518	476
Interest expense	(229)	(210)	(518)	(421)
Other income (expense), net	(127)	(6)	(133)	(8)
Income tax expense (benefit)	(35)	(65)	(70)	(129)
Net loss	$(122)	(45)	(203)	(82)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2015.

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	June 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$8,822	(6,232)	2,590	8,822	(5,801)	3,021
Customer relationships	10,212	(3,394)	6,818	10,212	(2,712)	7,500
Tradename	2,788	(969)	1,819	2,788	(788)	2,000
Capitalized software	10,996	(10,822)	174	10,991	(10,597)	394
	$32,818	(21,417)	11,401	32,813	(19,898)	12,915

Upon acquisition of Skyhook, TruePosition assigned remaining useful lives to each of Skyhook’s intangible assets acquired. Patents, tradename and customer relationship intangible assets were amortized straight-line over five years and capitalized software intangible assets were amortized straight-line over three to five years. In connection with the intangible impairment recorded on Skyhook’s intangible assets during the fourth quarter of 2014, TruePosition re-evaluated the remaining useful lives of Skyhook’s amortizable intangible assets. As a result, as of January 1, 2015, TruePosition determined the remaining useful life of Skyhook’s patents to be three and a half years and Skyhook’s tradename and customer relationship to be five and a half years. On January 1, 2015, TruePosition began amortizing Skyhook’s intangible assets straight-line prospectively over these revised periods. Capitalized software intangible assets continue to be amortized over three to five years. Amortization expense was $691 thousand and $1.7 million for the three months ended June 30, 2015 and 2014, respectively and $1.5 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of June 30, 2015 is as follows (amounts in thousands):

Remainder of 2015	$1,363
2016	$2,673
2017	$2,610
2018	$2,160
2019	$1,731

(7) Debt

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company (“BroadbandSPV”) entered into two margin loan agreements (the “Margin Loan Agreements”) with each of the lenders party thereto. The Margin Loan Agreements permit BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the “Margin Loans”), of which BroadbandSPV borrowed $320 million on October 31, 2014. Approximately $300 million of the amount borrowed pursuant to the Margin Loan Agreements (less certain expenses incurred in connection with the Margin Loans) was distributed to Liberty prior to the Broadband Spin-Off. During November 2014, subsequent to the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Broadband Spin-Off, Liberty Broadband borrowed an additional $52 million to fund the exercise of the warrants to purchase shares of Charter common stock. As of June 30, 2015, Liberty Broadband had $372.0 million outstanding under the Margin Loan Agreements, with an additional $28.0 million available to be drawn. The maturity date of the Margin Loans is October 30, 2017. Borrowings under the Margin Loan Agreements bear interest at the three-month LIBOR rate plus 1.55%. Interest is payable quarterly in arrears beginning on December 31, 2014. The Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of BroadbandSPV. The Margin Loan Agreements do not include any financial covenants. The Margin Loan Agreements also contain restrictions related to additional indebtedness.

BroadbandSPV’s obligations under the Margin Loan Agreements are guaranteed by the Company. In addition, BroadbandSPV’s obligations are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for BroadbandSPV to meet its loan to value requirement under the Margin Loan Agreements. Each agreement contains language that indicates that Liberty Broadband, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of June 30, 2015,  7.0 million shares of Charter with a value of $1.2 billion were pledged as collateral pursuant to the Margin Loans.

In connection with the collar agreement on shares of Time Warner Cable entered into on March 27, 2015, as discussed in note 3, the Company also entered into a $234 million revolving loan agreement. On April 7, 2015, Liberty Broadband drew $40 million on this loan, which was the amount used to match the outstanding call liability. The shares of Time Warner Cable underlying the collar served as collateral for borrowings under the revolving loan agreement. 1.7 million shares of Time Warner Cable with a market value of $178.17 per share were pledged as collateral for this arrangement as of June 30, 2015. Borrowings outstanding under the revolving loan agreement bore interest at the three-month LIBOR rate plus 0.64%, payable quarterly in arrears beginning on March 31, 2015. The interest rate on the unused portion of the revolving loan agreement was  0.12% per annum. The Company repaid the $40 million drawn on the loan during July 2015 and the agreement was terminated upon unwinding of the Time Warner Cable collar agreement.

TruePosition had a $4 million line of credit, which expired on December 25, 2013, covering standby letters of credit issued for the benefit of TruePosition. Pursuant to the terms of the line of credit, upon its expiration, any issued and outstanding letters of credit remained in effect through the remainder of their respective terms, the last of which expired during the first quarter of 2015. Accordingly, there were no letters of credit outstanding at June 30, 2015.  $634 thousand in letters of credit were outstanding as of December 31, 2014. Letters of credit issued under the line of credit bore interest at an annual rate of 1.75%, payable quarterly. Interest expense related to the line of credit was not significant for the three or six months ended June 30, 2015 or 2014. Letters of credit issued under the line of credit prior to its expiration remained collateralized by a cash deposit maintained by the bank, which was cancelled upon the expiration of the last letter of credit during the first quarter of 2015.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the cost of employee services received in exchange for a liability classified Award (such as SARs that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating expense	$16	(22)	16	10
Selling, general and administrative	1,911	36	3,242	368
Research and development	49	75	73	167
	$1,976	89	3,331	545

Liberty Broadband – Grants of Stock Options

During the six months ended June 30, 2015 Liberty Broadband granted 3 thousand options to purchase shares of Series C common stock, with a weighted average grant-date fair value of $15.03 per share. These options cliff vest over a 2 year vesting period. There were no options to purchase shares of Series A common stock granted during the period.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	807	$32.21
Granted	—	$—
Exercised	(57)	$30.68
Forfeited/Cancelled	(1)	37.17
Outstanding at June 30, 2015	749	$32.33	3.7	$14
Exercisable at June 30, 2015	634	$32.06	3.6	$12

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	3,137	$39.85
Granted	3	$53.86
Exercised	(150)	$31.30
Forfeited/cancelled	(2)	37.14
Outstanding at June 30, 2015	2,988	$40.29	6.6	$32
Exercisable at June 30, 2015	1,245	$32.02	3.6	$24

As of June 30, 2015, the total unrecognized compensation cost related to unvested Awards was approximately $22 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3.2 years.

As of June 30, 2015, Liberty Broadband reserved 3.7 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

TruePosition Equity Incentive Plans

During the six months ended June 30, 2015, TruePosition issued 72 thousand stand-alone phantom stock appreciation rights (“PARs”),  15 thousand stand-alone phantom stock units (“PSUs”) and 4.0 million Skyhook PARs.  As of June 30, 2015, the fair value of outstanding PARs and PSUs was approximately $4.0 million. As of June 30, 2015,  $1.6 million is included in Other current liabilities in the accompanying condensed consolidated balance sheet for the fair value of TruePosition’s vested long-term incentive plan obligations.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Related Party Transactions

During the six months ended June 30, 2014, certain of TruePosition’s costs and expenses were charged to TruePosition by Liberty. The amounts due to Liberty and the activities for the six months ended June 30, 2014 is summarized as follows (amounts in thousands):

2014
Receivable at beginning of year	$(5,953)
Cost and expenses charged by Liberty	2,904
Amounts due under the tax-sharing arrangement	4,997
Transfer of related party receivable to (from) note receivable	5,306
Payments to Liberty	(2,658)
Payable at end of period	$4,596

Historically, TruePosition also had an intercompany note arrangement with Liberty under which funds could be advanced to Liberty and remitted back to TruePosition as needed. The note bore interest at the three-month LIBOR plus 2%. During September 2014, prior to the completion of the Broadband Spin-Off, Liberty remitted back to TruePosition all principal and accrued interest related to this note and this arrangement was extinguished. Accordingly, no amounts are outstanding pursuant to this arrangement at June 30, 2015 or December 31, 2014.

Prior to the completion of the Broadband Spin-Off, TruePosition was party to certain tax sharing arrangements with Liberty (or its former affiliate). Under these tax-sharing arrangements, TruePosition had been obligated to make cash payments to Liberty (or its former affiliate) in each year TruePosition generated positive taxable income, determined as if TruePosition filed a separate tax return. The amount of such payment had been equal to the amount of TruePosition’s taxable income (as so determined) multiplied by the highest corporate tax rate in effect for the applicable tax jurisdiction. If on a separate return basis, TruePosition would have a net operating loss or net tax credit for a particular year, and such loss or credit could be utilized on the actual tax returns filed by Liberty (or its former affiliate), then TruePosition would be entitled to reduce current and future payments to Liberty (or its former affiliate) by the amount of such tax benefit. During the six months ended June 30, 2014, $5.3 million due to TruePosition from Liberty was transferred to the note receivable from Liberty under this arrangement. During October 2014, prior to the Broadband Spin-Off, TruePosition’s income tax receivable from Liberty was transferred to Liberty Broadband and the tax sharing arrangement between Liberty and TruePosition was extinguished.

(10) Commitments and Contingencies

Leases

TruePosition leases various properties under operating leases expiring at various times through 2018. TruePosition’s principal facility is under lease through December 2017. Total rental expense was $719 thousand and $780 thousand for each of the three months ended June 30, 2015 and 2014, respectively and $1.4 million and $1.6 million for each of the six months ended June 30, 2015 and 2014, respectively.

General Litigation

In the ordinary course of business, the Company and its consolidated companies are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

On May 23, 2012, TruePosition filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Polaris Wireless, Inc. (“Polaris”), related to the sale by Polaris of systems used to locate mobile devices.  In parallel with the lawsuit, at Polaris’s request, the U.S. Patent and Trademark Office initiated an Inter parties Review.  Both the District Court and the Patent Trial and Appeal Board ruled adversely to TruePosition and those rulings are under appeal. Subsequently, on May 14, 2015, Polaris filed a motion in the District Court for an award of approximately $3 million in attorneys’ fees and expenses incurred in defending the lawsuit.  TruePosition denies that that there is any basis for the award of attorneys’ fees.  The matter has been fully briefed by both parties, and the District Court’s decision on the motion (including a preliminary decision whether to hold a hearing) is pending.

On September 10, 2010, Skyhook filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Google, Inc. (“Google”). In March 2013, Skyhook amended its lawsuit to add additional claims. In total, at the time the case was to be tried, Skyhook alleged that Google infringed on eight Skyhook patents involving location technology and sought an injunction and/or award of damages in an amount to be determined at trial. The case had been scheduled to be tried before a jury commencing March 9, 2015. However, on March 5, 2015, the parties advised the District Court that the case had been settled and thereby dismissed the action without costs and without prejudice to the right, upon good cause shown within 45 days, to reopen the action if the settlement was not consummated. On March 27, 2015, the parties consummated a final settlement agreement and on April 24, 2015, Google paid Skyhook settlement consideration of $90 million. In return for payment of the settlement consideration, Google received dismissal of the action with prejudice, a license to the existing Skyhook patents and patent applications (and their continuations, divisionals, continuations-in-part), a three-year covenant not to sue (subject to limited exceptions) and a mutual release of claims. All terms of the settlement were known and agreed to prior to March 31, 2015, therefore the settlement was recorded during the first quarter of 2015. The settlement amount of $90 million is recorded net of approximately $29.5 million for legal fees in the statement of operations for the six months ended June 30, 2015.

Indemnification Claims

In the normal course of business, TruePosition provides indemnification to certain customers against specified claims that might arise against those customers from the use of TruePosition’s products. To date, TruePosition has not had to reimburse any of its customers for any losses related to these indemnification provisions. However, six such claims are currently pending. TruePosition’s former customer, T-Mobile, and TruePosition’s current customer, AT&T, have made indemnification claims against TruePosition. There have been no changes or developments to any of the claims since December 31, 2014. AT&T has determined that TruePosition’s total allocated contribution is $197 thousand and has

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

invoiced TruePosition accordingly. TruePosition has informed AT&T that TruePosition believes that the allocation method employed by AT&T is flawed and that the actual amount owed is less than $197 thousand. TruePosition is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although TruePosition’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily.

Certain Risks and Concentrations

The TruePosition business is subject to certain risks and concentrations including dependence on relationships with its customers. TruePosition has one significant customer, the loss of which would have a material adverse effect on the Company’s business. For the three months ended June 30, 2015 and 2014, this customer accounted for 78% and 84%, respectively, of the Company’s total revenue, and for the six months ended June 30, 2015 and 2014, this customer accounted for 76% and 84%, respectively, of the Company’s total revenue. This customer’s contract is currently scheduled to expire on January 1, 2016.

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

For the six months ended June 30, 2015, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

•

TruePosition—a wholly-owned subsidiary of the Company that develops and markets technology for locating wireless phones and other wireless devices on a cellular network, enabling wireless carriers and

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Performance Measures

	Three months ended June 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
TruePosition	$12,645	2,582	17,146	(5,828)
Charter	2,430,000	816,000	2,259,000	779,000
Corporate and other	—	(3,164)	—	—
	2,442,645	815,418	2,276,146	773,172
Eliminate equity method affiliate	(2,430,000)	(816,000)	(2,259,000)	(779,000)
Consolidated Liberty Broadband	$12,645	(582)	17,146	(5,828)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended June 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
TruePosition	$25,961	63	34,067	(8,285)
Charter	4,792,000	1,598,000	4,461,000	1,536,000
Corporate and other	—	(6,080)	—	—
	4,817,961	1,591,983	4,495,067	1,527,715
Eliminate equity method affiliate	(4,792,000)	(1,598,000)	(4,461,000)	(1,536,000)
Consolidated Liberty Broadband	$25,961	(6,017)	34,067	(8,285)

Other Information

	June 30, 2015
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
TruePosition	$193,262	—	231
Charter	17,319,000	—	783,000
Corporate and other	3,537,105	2,436,823	—
	21,049,367	2,436,823	783,231
Eliminate equity method affiliate	(17,319,000)	—	(783,000)
Consolidated Liberty Broadband	$3,730,367	2,436,823	231

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$(582)	(5,828)	(6,017)	(8,285)
Stock-based compensation	(1,976)	(89)	(3,331)	(545)
Depreciation and amortization	(856)	(2,481)	(4,100)	(4,104)
Net gain on legal settlement	—	—	60,505	—
Interest expense	(1,919)	—	(3,680)	—
Dividend and interest income	230	1,580	1,266	3,003
Share of earnings (loss) of affiliates	(18,698)	(31,776)	(61,748)	(61,426)
Realized and unrealized gains (losses) on financial instruments, net	12,354	48,979	11,025	36,277
Gain (loss) on dilution of investment in affiliate	(852)	(4,371)	(1,262)	(50,209)
Other, net	48	(23)	24	(68)
Earnings (loss) before income taxes	$(12,251)	5,991	(7,318)	(85,357)

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

•	the ability of Charter to complete the Time Warner Cable Merger and Bright House Transaction and our ability to complete the acquisition of New Charter stock in connection therewith;

•	our ability to successfully monetize certain of our assets; and

•

our ability to successfully deploy the use of proceeds from the rights offering, including the availability of investment opportunities (to the extent such funds are not deployed to acquire shares of New Charter stock).

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

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them as of 5:00 p.m., New York City time on October 29, 2014 (the “record date”) for the Broadband Spin-Off, with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they held as of 5:00 p.m., New York City time, on December 4, 2014 (the “rights record date”) at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges. The Broadband Spin-Off and rights offering were intended to be tax-free to stockholders of Liberty and Liberty Broadband, respectively. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband.

The financial information represents a combination of the historical financial information of TruePosition, Liberty Broadband’s interest in Charter, Liberty Broadband’s minority equity investment in Time Warner Cable and certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call option. This financial information refers to the combination of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” here and in the notes to the accompanying condensed consolidated financial statements.

Results of Operations—Consolidated—June 30, 2015 and 2014

Consolidated operating results:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(amounts in thousands)
Revenue	$12,645	17,146	25,961	34,067
Operating expenses, excluding stock-based compensation
Operating expense	852	1,736	3,341	3,765
Research and development	3,626	4,709	9,303	9,029
Selling, general and administrative	8,749	16,529	19,334	29,558
Adjusted OIBDA	(582)	(5,828)	(6,017)	(8,285)
Stock-based compensation	1,976	89	3,331	545
Net gain on legal settlement	—	—	(60,505)	—
Depreciation and amortization	856	2,481	4,100	4,104
Operating income (loss)	$(3,414)	(8,398)	47,057	(12,934)

Revenue

Revenue decreased $4.5 million and $8.1 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. For the three and six month periods, the decrease in revenue from the prior period was primarily due to reduced domestic software license fees,  due to a reduction in the size of the deployed base of the Company’s technologies. Revenue for the six month period was also impacted by lower international hardware sales,  partially offset by a $2.4 million increase in revenue resulting from the acquisition of Skyhook during the first quarter of 2014. On January 29, 2015, the FCC adopted indoor location accuracy rules in its Fourth Report and Order, redefining location accuracy standards that wireless carriers will be required to meet in future years. The Company’s technologies, including new technologies now under development, will compete with other technologies to satisfy the new standards in the coming years. One of Skyhook’s significant customers did not renew its contract for 2015. As a result, a decline in Skyhook’s future operating results is expected unless Skyhook is able to generate sufficient new business to replace the financial impacts of this customer. For further discussion see note 1 of the accompanying condensed consolidated financial statements.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying quarterly condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to earnings (loss) before income taxes.

Adjusted OIBDA improved $5.2 million and $2.3 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Despite the reduction in revenue for the corresponding periods, the Adjusted OIBDA improvement for the three and six months ended June 30, 2015 was primarily a result of decreased legal expenses and the impact of cost reduction measures, including headcount reductions, during the current year as compared to the corresponding periods in the prior year.

Legal expenses decreased $6.3 million and $9.7 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, primarily as a result of the settlement of TruePosition’s antitrust lawsuit in the third quarter of 2014, which involved the standard setting processes for LTE wireless data communication technology as it pertains to location technology, and Skyhook’s patent infringement lawsuit against Google during the first quarter of 2015. Legal expenses are included in selling, general and administrative expenses. Additionally, approximately $1.0 million and $1.7 million of lobbying costs were incurred during the three and six months ended June 30, 2014, respectively, related to the indoor accuracy regulations proposed by the FCC. Lobbying expenses are also included in selling, general and administrative expenses. Lobbying costs decreased significantly after the first quarter of 2015 based upon rulemaking timelines.

Additionally, merger costs of $958 thousand related to the Skyhook acquisition were incurred during the first six months of 2014. Merger costs are included in selling, general and administrative costs.

Operating Income (Loss)

Operating income (loss) improved $5.0 million and $60.0 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. In addition to those items impacting Adjusted OIBDA for the three and six months ended June 30, 2015, operating income (loss) was also impacted by an increase in stock-based compensation expense of $1.9 million and $2.8 million for the three and six months ended June 30, 2015, respectively, a favorable net legal settlement of $60.5 million for the six months ended June 30, 2015 and a decrease in depreciation and amortization of $1.6 million and $4 thousand for the three and six months ended June 30, 2015, respectively.

The increase in stock-based compensation of $1.9 million and $2.8 million for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year, was primarily due to an increase in the number of options to purchase shares of Series C Liberty Broadband common stock granted during the current period. This increase was partially offset by a decrease in stock-based compensation at TruePosition due to a decrease in the estimated fair value of TruePosition based on an annual independent appraisal of its value, coupled with a reduction in the outstanding awards under TruePosition’s stock-based compensation plan as a result of reduced headcount. Decreases in stock compensation at TruePosition were partially offset by new awards and additional vesting of the outstanding awards under the plans.

On September 10, 2010, Skyhook Wireless, Inc. filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Google, Inc. In March 2013, Skyhook amended its lawsuit to add additional claims. The case had been scheduled to be tried before a jury commencing March 9, 2015, with Skyhook alleging at that time that Google infringed on eight Skyhook patents involving location technology and seeking an injunction and/or award of damages in an amount to be determined at trial. However, on March 5, 2015, the parties advised the District Court that the case had been settled and thereby dismissed the action without costs and without prejudice to the right, upon good cause shown within 45 days, to reopen the action if settlement is not consummated. On March 27, 2015, the parties consummated a final settlement agreement and on April 24, 2015, Google paid Skyhook settlement consideration of $90 million. In return for payment of the settlement consideration, Google received dismissal of the action with prejudice, a license to the existing Skyhook patents and patent applications (and their continuations, divisionals, continuations-in-part), a three-year covenant not to sue (subject to limited exceptions) and a mutual release of claims. As a result of the settlement, Skyhook realized a net gain, after legal fees, of approximately $60.5 million during the first quarter of 2015.

Depreciation and amortization expense decreased by $1.6 million and $4 thousand during the three and six months ended June 30, 2015 as compared to the corresponding periods in the prior year. The decrease in depreciation and amortization expense during the three month and six month periods is primarily due to lower amortization expense resulting from the impairment of TruePosition’s intangible assets related to Skyhook during the fourth quarter of 2014, offset during the six month period by the write-off of fixed assets during the first quarter of 2015. The assets written off were comprised of assets related to the abandonment of a product development project by TruePosition during the period.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(amounts in thousands)
Other income (expense):
Interest expense	$(1,919)	—	(3,680)	—
Dividend and interest income	230	1,580	1,266	3,003
Share of earnings (losses) of affiliates	(18,698)	(31,776)	(61,748)	(61,426)
Realized and unrealized gains (losses) on financial instruments, net	12,354	48,979	11,025	36,277
Gain (loss) on dilution of investment in affiliate	(852)	(4,371)	(1,262)	(50,209)
Other, net	48	(23)	24	(68)
	$(8,837)	14,389	(54,375)	(72,423)

Interest expense

Interest expense increased $1.9 million and $3.7 million during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year, primarily due to the Margin Loan Agreements entered into by BroadbandSPV on October 30, 2014.

Dividend and interest income

Dividend and interest income decreased $1.4 million and $1.7 million during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year, primarily due to contractual commitments on the Time Warner Cable shares. Although the quarterly Time Warner Cable dividend rate remained the same as the prior year, a larger portion of the dividends were passed through to the counterparty in 2015, as more written call option contracts on Time Warner Cable shares were outstanding during 2015 than 2014.

Share of earnings (losses) of affiliates

Share of losses from affiliates improved $13.1 million and declined $322 thousand during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year.

In May 2013, the Company acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants to purchase shares of Charter common stock, for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase. Additionally, the Company purchased 897 thousand additional shares of Charter during May 2014 and exercised all of its outstanding warrants to purchase shares of Charter common stock during November 2014, subsequent to completion of the Broadband Spin-Off. Upon acquisition, Liberty Broadband allocated the excess basis between the book basis of Charter and fair value of the shares acquired primarily to intangible assets and debt. The Company’s share of earnings (losses) from affiliates line item in the accompanying condensed consolidated statements of operations includes earnings of $12.7 million and expenses of $20.7 million, net of related taxes, for the three months ended June 30, 2015 and 2014, respectively, and expenses of $9.8 million and $40.9 million for the six months ended June 30, 2015 and 2014, respectively, due to the amortization related to the excess basis of assets with identifiable useful lives and debt. The excess basis amortization during the three and six months ended June 30, 2015 was offset by the write-off of the excess basis related to debt instruments which Charter repaid during the second quarter of 2015 prior to their contractual maturity.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(amounts in millions)
Revenue	$2,430	2,259	4,792	4,461
Operating expenses, excluding stock-based compensation	(1,614)	(1,480)	(3,194)	(2,925)
Adjusted OIBDA	816	779	1,598	1,536
Depreciation and amortization	(528)	(528)	(1,042)	(1,033)
Stock-based compensation	(19)	(15)	(38)	(27)
Operating income	269	236	518	476
Other expenses, net	(356)	(216)	(651)	(429)
Net earnings (loss) before income taxes	(87)	20	(133)	47
Income tax expense	(35)	(65)	(70)	(129)
Net loss	$(122)	(45)	(203)	(82)

Charter net loss increased $77 million and $121 million for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $171 million and $331 million for the three and six months ended June 30, 2015,  respectively, as compared to the corresponding periods in the prior year. Revenue growth was primarily driven by increases in residential video, residential Internet and commercial revenue. Residential video revenue increased primarily due to price adjustments and bundle revenue increases, partially offset by a decrease in basic video customers. Residential Internet revenue increased both from a rate and volume perspective. The rate increased through incremental service levels and price adjustments, and the number of residential Internet customers increased by 393 thousand compared to the prior year. The increase in commercial revenue is primarily due to an increase in the number of customers, which increased by 71 thousand from the prior year.

The increase in revenue during the three and six months ended June 30, 2015 was partially offset by the net impact of increases in operating expenses, excluding stock-based compensation of $134 million and $269 million, respectively. Depreciation and amortization remained flat and increased $9 million during the three and six months ended June 30, 2015, respectively. Stock compensation expense increased $4 million and $11 million during the three and six months ended June 30, 2015, respectively.  Charter’s results were also impacted by increases in other expenses of $140 million and $222 million for the three and six months ended June 30, 2015. Income tax expense decreased $30 million and $59 million for the three and six months ended June 30, 2015, respectively. The increase in operating expenses was primarily attributable to an increase in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, broader carriage of certain networks as a result of Charter’s all-digital initiative and the introduction of new networks to Charter’s video offering as well as 2014 expense benefits not recurring in 2015. The increase in depreciation and amortization expense for the six month period is primarily attributable to the depreciation on recent capital expenditures, partially offset by certain assets becoming fully depreciated. The increase in other expenses is primarily attributable to $26 million and $112 million of interest expense that was recognized during the three and six months ended June 30, 2015, respectively, related to term loans and notes entered into in connection with the Comcast Transactions Agreement and the Bright House Stockholder Agreement, as defined in note 5 to the accompanying condensed combined financial statements. The term loans and notes were fully repaid during April 2015. Income tax expense decreased primarily due to a reduction in tax amortization for fully amortized intangible assets that are indefinite-lived for book purposes.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net decreased $36.6 million and $25.3 million for the three and six months ended June 30, 2015,  respectively, as compared to the corresponding periods in the prior year. Realized and unrealized gains on financial instruments, net during the three and six months ended June 30, 2015 is attributable to net gains of $12.4 million and $11.0 million, respectively, on the net change of our investment in Time Warner Cable shares and corresponding outstanding written call options and collar. The gains during the three and six months ended June 30, 2015 are primarily due to an increase in the trading price of Time Warner Cable shares during the respective periods. Realized and unrealized gains on financial instruments, net during the three and six months ended June 30, 2014 is primarily attributable to gains of $38.4 million and $23.2 million, respectively, in the fair value of the Charter warrants due to an improvement in the Charter price per share of outstanding stock during the respective periods. As discussed in note 5 to the accompanying condensed consolidated financial statements, Liberty Broadband exercised of all of the Company’s outstanding Charter warrants during November 2014, subsequent to the completion of the Broadband Spin-Off. Additionally, net gains of $10.6 million and $13.1 million on the investment in Time Warner Cable shares and outstanding call options were recorded for the three and six months ended June 30, 2014, respectively.

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

Other, net

Other, net remained relatively flat during the three and six months ended June 30, 2015, as compared to the corresponding periods in the prior year.

Income tax benefit (expense)

Our income taxes were a benefit of $4.4 million and an expense of $4.1 million for the three months ended June 30, 2015 and 2014, respectively, and benefits of $4.8 million and $29.5 million for the six months ended June 30, 2015 and 2014, respectively. The difference between the effective income tax rate of 66.0% and the U.S. Federal income tax rate of 35% for the six months ended June 30, 2015 is primarily due to the reversal of a previously recorded valuation allowance related to certain state net operating loss carryforwards at TruePosition and Skyhook as a result of revised taxable income projections during the period. The difference between the effective income tax rate of 34.6% and the U.S. Federal income tax rate of 35% for the six months ended June 30, 2014 is primarily due to state income taxes. The difference between the effective income tax rate of 36.3% and the U.S. Federal income tax rate of 35% for the three months ended June 30, 2015 is primarily due to state income taxes. The difference between the effective income tax rate of 68.2% and the U.S. Federal income tax rate of 35% for the three months ended June 30, 2014 is primarily due to an adjustment to prior year state income taxes recorded during the period.

Liquidity and Capital Resources

As of June 30, 2015 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries), proceeds from asset sales, monetization of our investments, debt borrowings, equity issuances, and dividend and interest receipts.

As of June 30, 2015 Liberty Broadband had a cash balance of $766.3 million. In addition, Liberty Broadband had $111.9 million of unencumbered available for sale securities.

	Six months ended June 30,
	2015	2014
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$63,130	30,869
Net cash provided (used) by investing activities	$(238)	(194,965)
Net cash provided (used) by financing activities	$658,558	171,310

TruePosition generally collects the majority of its annual software maintenance from its customers during the first quarter of each calendar year, which is the most significant factor contributing to the cash generated from operations in the six months ended June 30, 2014.  The most significant factor contributing to the cash generated from operations during the six months ended June 30, 2015 was the receipt by TruePosition of a net legal settlement of $58.7 million, after payment of legal fees.

During the six months ended June 30, 2015, the Company paid $84.9 million in net settlements of financial instruments. However, the Company received net proceeds of $697.3 million from the rights offering and borrowed $40.0 million pursuant to a revolving loan agreement during the six months ended June 30, 2015.  During the six months ended June 30, 2014 our primary uses of cash were approximately $124.5 million to acquire an additional 897 shares of Charter, $48.1 million to acquire Skyhook and a net $21.6 million loan to Liberty through a note agreement between TruePosition and Liberty. These uses of cash were funded by cash on hand and, during 2014, capital contributions from Liberty.

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

The projected use of our cash will be primarily to fund any operational needs of our subsidiary and potential investment in location technology at TruePosition or other investment opportunities. As discussed in note 3 of the accompanying condensed consolidated financial statements,  we used $67.1 million of cash on hand to unwind the collar agreement on a portion of our Time Warner Cable shares during July 2015. Additionally, as discussed in note 5 of the accompanying condensed consolidated financial statements, in support of the Time Warner Cable Merger, the Company expects to issue $4.4 billion additional shares of Liberty Broadband Series C common stock in order to purchase $4.3 billion in shares of New Charter. However, Liberty Broadband has the right, and may determine, to incur debt financing (subject to certain conditions) to fund a portion of the purchase price for such shares of New Charter, in which case Liberty Broadband may reduce the aggregate Series C share subscriptions by up to 25%, with such reduction applied pro rata to all investors. The Series C share subscriptions are subject to customary closing conditions and stockholder approval, and funding will only occur upon the completion of the Time Warner Cable Merger. Furthermore, as also discussed in note 5 of the accompanying condensed consolidated financial statements, Liberty Broadband expects to use a portion of the proceeds from the rights offering to purchase an additional $700 million of New Charter shares in connection with Charter’s proposed acquisition of Bright House Networks from A/N.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by achieving what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We anticipate achieving this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and/or (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2015, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$412	1.7%	$—	NA

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

At June 30, 2015, the fair value of our AFS equity securities was $421.9 million. Had the market price of such securities been 10% lower at June 30, 2015, the aggregate value of such securities would have been $42.2 million lower. Additionally, our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes "Legal Proceedings" disclosure with respect to Charter under Item 3 of Part I, and there have been no material changes from such legal proceedings described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Series A, B or C Liberty Broadband common stock during the period. During the three months ended June 30, 2015, 119 shares of Series A Liberty Broadband common stock and 238 shares of Series C Liberty Broadband common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC, Liberty Broadband Corporation and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.1 to CCH I, LLC’s Registration Statement on Form S-4 (File No. 333-205240), filed with the Securities and Exchange Commission on June 26, 2015).

10.2

Form of Proxy and Right of First Refusal Agreement by and among Liberty Broadband Corporation, Advance/Newhouse Partnership and, for the limited purposes set forth therein, Charter Communications, Inc. and CCH I, LLC (incorporated by reference to Exhibit 10.9 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713), filed with the Securities and Exchange Commission on May 29, 2015 (the “May 29, 2015 8-K”)).

10.3	Investment Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the May 29, 2015 8-K).
10.4	Voting Agreement, dated May 23, 2015, by and between Time Warner Cable Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the May 29, 2015 8-K).
10.5

Contribution Agreement, dated May 23, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Charter Communications, Inc., CCH I, LLC and Nina Corporation I, Inc. (incorporated by reference to Exhibit 10.3 to the May 29, 2015 8-K).

10.6

Proxy and Right of First Refusal Agreement, dated as of May 23, 2015, by and between Liberty Broadband Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.4 to the May 29, 2015 8-K).

10.7

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, JANA Nirvana Master Fund, L.P., JANA Master Fund, Ltd. and Coatue Offshore Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to the May 29, 2015 8-K).

10.8	Amended and Restated Investment Agreement, dated May 29, 2015, by and between Liberty Broadband Corporation and Quantum Partners LP (incorporated by reference to Exhibit 10.6 to the May 29, 2015 8-K).
10.9

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Soroban Master Fund LP and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.7 to the May 29, 2015 8-K).

10.10

Amended and Restated Assignment and Assumption Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the May 29, 2015 8-K).

10.11	Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 17, 2014.*
10.12

Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Annex A to Liberty Broadband Corporation’s Proxy Statement on Schedule 14A filed on April 22, 2015 (File No. 001-36713)).

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

LIBERTY BROADBAND CORPORATION

Date: August 13, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: August 13, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC, Liberty Broadband Corporation and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.1 to CCH I, LLC’s Registration Statement on Form S-4 (File No. 333-205240), filed with the Securities and Exchange Commission on June 26, 2015).

10.2

Form of Proxy and Right of First Refusal Agreement by and among Liberty Broadband Corporation, Advance/Newhouse Partnership and, for the limited purposes set forth therein, Charter Communications, Inc. and CCH I, LLC (incorporated by reference to Exhibit 10.9 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713), filed with the Securities and Exchange Commission on May 29, 2015 (the “May 29, 2015 8-K”)).

10.3	Investment Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the May 29, 2015 8-K).
10.4	Voting Agreement, dated May 23, 2015, by and between Time Warner Cable Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the May 29, 2015 8-K).
10.5

Contribution Agreement, dated May 23, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Charter Communications, Inc., CCH I, LLC and Nina Corporation I, Inc. (incorporated by reference to Exhibit 10.3 to the May 29, 2015 8-K).

10.6

Proxy and Right of First Refusal Agreement, dated as of May 23, 2015, by and between Liberty Broadband Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.4 to the May 29, 2015 8-K).

10.7

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, JANA Nirvana Master Fund, L.P., JANA Master Fund, Ltd. and Coatue Offshore Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to the May 29, 2015 8-K).

10.8	Amended and Restated Investment Agreement, dated May 29, 2015, by and between Liberty Broadband Corporation and Quantum Partners LP (incorporated by reference to Exhibit 10.6 to the May 29, 2015 8-K).
10.9

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Soroban Master Fund LP and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.7 to the May 29, 2015 8-K).

10.10

Amended and Restated Assignment and Assumption Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the May 29, 2015 8-K).

10.11	Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 17, 2014.*
10.12

Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Annex A to Liberty Broadband Corporation’s Proxy Statement on Schedule 14A filed on April 22, 2015 (File No. 001-36713)).

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