Form 10-Q
period 2015-09-30
Liberty Broadband Corp
filed 2015-11-10
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of October 31, 2015 was:

Series A common stock	26,142,026
Series B common stock	2,467,547
Series C common stock	74,600,657

Page No
LIBERTY BROADBAND CORPORATION Condensed Consolidated Balance Sheets (unaudited)	I-2
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statements Of Operations (unaudited)	I-3
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)	I-4
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statements Of Cash Flows (unaudited)	I-5
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statement of Equity (unaudited)	I-6
LIBERTY BROADBAND CORPORATION Notes to Condensed Consolidated Financial Statements	I-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Item 3. Quantitative and Qualitative Disclosures about Market Risk. Item 4. Controls and Procedures.	I-25
I-33
I-34

Part II - Other Information
Item 1. Legal Proceedings Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits	II-1
II-2
II-3

SIGNATURE	II-4
EXHIBIT INDEX	II-5

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2015	2014
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$643,384	44,809
Trade and other receivables, net	919	617
Short-term marketable securities	9,011	9,001
Deferred income tax assets	9,868	11,282
Other current assets	2,284	14,721
Total current assets	665,466	80,430
Investments in available-for-sale securities (note 4)	424,570	360,762
Investments in affiliates, accounted for using the equity method (note 5)	2,432,487	2,498,804
Property and equipment, net	1,421	3,590
Goodwill (note 6)	27,166	27,166
Intangible assets subject to amortization, net (note 6)	12,744	12,915
Deferred income tax assets	47,093	19,540
Other assets, at cost, net of accumulated amortization	570	725
Total assets	$3,611,517	3,003,932
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,912	15,953
Deferred revenue	13,431	5,947
Derivative instruments (note 3)	—	75,356
Other current liabilities	1,981	2,340
Total current liabilities	26,324	99,596
Debt (note 7)	372,000	372,000
Deferred revenue	38,381	37,567
Total liabilities	436,705	509,163
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,141,744 shares at September 30, 2015 and 26,126,459 shares at December 31, 2014	261	261
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,467,547 shares at September 30, 2015 and December 31, 2014	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 74,599,785 shares at September 30, 2015 and 57,189,897 shares at December 31, 2014	746	572
Additional paid-in capital	3,536,532	2,835,373
Accumulated other comprehensive earnings, net of taxes	8,414	7,918
Retained earnings (accumulated deficit)	(371,166)	(349,380)
Total equity	3,174,812	2,494,769
Commitments and contingencies (note 10)
Total liabilities and equity	$3,611,517	3,003,932

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(amounts in thousands, except per share amounts)
Revenue:
Service	$10,173	14,589	30,512	43,840
Product and technology	5,052	2,856	10,674	7,672
Total revenue	15,225	17,445	41,186	51,512
Operating costs and expenses
Operating, including stock-based compensation (note 8)	1,090	1,908	4,447	5,683
Selling, general and administrative, including stock-based compensation (note 8)	9,515	8,006	32,091	37,932
Research and development, including stock-based compensation (note 8)	3,512	4,688	12,888	13,884
Net gain on legal settlement (note 10)	—	(6,000)	(60,505)	(6,000)
Depreciation and amortization	820	2,479	4,920	6,583
	14,937	11,081	(6,159)	58,082
Operating income (loss)	288	6,364	47,345	(6,570)
Other income (expense):
Interest expense	(1,816)	—	(5,496)	—
Dividend and interest income	605	1,228	1,871	4,231
Share of earnings (losses) of affiliates (note 5)	(3,999)	(34,542)	(65,747)	(95,968)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	(23,116)	(12,532)	(12,091)	23,745
Gain (loss) on dilution of investment in affiliate (note 5)	(851)	(10,953)	(2,113)	(61,162)
Other, net	10	8	34	(60)
Net earnings (loss) before income taxes	(28,879)	(50,427)	(36,197)	(135,784)
Income tax benefit (expense)	9,584	18,437	14,411	47,983
Net earnings (loss) attributable to Liberty Broadband shareholders	$(19,295)	(31,990)	(21,786)	(87,801)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.19)	(0.36)	(0.21)	(0.99)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.19)	(0.36)	(0.21)	(0.99)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(amounts in thousands)
Net earnings (loss)	$(19,295)	(31,990)	(21,786)	(87,801)
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(114)	(307)	(484)	(2,909)
Share of other comprehensive earnings (loss) of equity method affiliates	327	806	980	2,693
Other comprehensive earnings (loss), net of taxes	213	499	496	(216)
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$(19,082)	(31,491)	(21,290)	(88,017)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2015	2014
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(21,786)	(87,801)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,920	6,583
Stock-based compensation	4,782	735
Excess tax benefit from stock-based compensation	(1,217)	—
Share of (earnings) losses of affiliates	65,747	95,968
Realized and unrealized (gains) losses on financial instruments, net	12,091	(23,745)
(Gain) loss on dilution of investment in affiliate	2,113	61,162
Deferred income tax expense (benefit)	(26,406)	(54,427)
Other, net	(2,565)	(716)
Changes in operating assets and liabilities:
Current and other assets	904	1,623
Payables and other liabilities	11,826	23,106
Net cash provided by operating activities	50,409	22,488
Cash flows from investing activities:
Capital expended for property and equipment	(2,616)	(1,117)
Cash paid for acquisitions, net of cash acquired	—	(48,088)
Investments in equity method affiliates	—	(124,492)
Amounts loaned to former parent	—	(60,952)
Repayments by former parent on loan receivable	—	80,012
Other investing activities, net	112	(6)
Net cash used in investing activities	(2,504)	(154,643)
Cash flows from financing activities:
Cash received from rights offering	697,309	—
Borrowings of debt	40,000	—
Repayments of debt	(40,000)	—
Proceeds from issuances of financial instruments	30,158	68,019
Payments from settlements of financial instruments	(182,192)	(68,019)
Excess tax benefit from stock-based compensation	1,217	—
Contribution from (distribution to) former parent, net	—	170,315
Other financing activities, net	4,178	—
Net cash provided by financing activities	550,670	170,315
Net increase in cash	598,575	38,160
Cash and cash equivalents, beginning of period	44,809	9,251
Cash and cash equivalents, end of period	$643,384	47,411

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

						Accumulated	Retained
					Additional	other	earnings
	Preferred	Common stock			paid-in	comprehensive	(accumulated)
	Stock	Series A	Series B	Series C	capital	earnings	deficit	Total equity
	(amounts in thousands)
Balance at January 1, 2015	$—	261	25	572	2,835,373	7,918	(349,380)	2,494,769
Net earnings (loss)	—	—	—	—	—	—	(21,786)	(21,786)
Other comprehensive earnings (loss)	—	—	—	—	—	496	—	496
Stock-based compensation	—	—	—	—	3,893	—	—	3,893
Issuance of common stock upon exercise of stock options	—	—	—	1	127	—	—	128
Excess tax benefits from stock-based compensation	—	—	—	—	1,217	—	—	1,217
Common stock issued pursuant to the rights offering	—	—	—	173	697,136	—	—	697,309
Other	—	—	—	—	(1,214)	—	—	(1,214)
Balance at September 30, 2015	$—	261	25	746	3,536,532	8,414	(371,166)	3,174,812

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

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them as of 5:00 p.m., New York City time, on October 29, 2014 (the record date), with cash paid in lieu of fractional shares. This resulted in the issuance of an aggregate 85,761,332 shares of Series A, Series B and Series C Liberty Broadband common stock. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they held as of 5:00 p.m., New York City time, on December 4, 2014 (the rights record date) at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges for total proceeds of $697.3 million. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband. The Broadband Spin-Off and rights offering were intended to be tax-free to stockholders of Liberty and Liberty Broadband, respectively. During September 2015, Liberty entered into a closing agreement with the IRS which provided that the Broadband Spin-Off qualified for tax-free treatment. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Company considers (i) the application of the equity method of accounting for investments in affiliates, (ii) the fair value of non-financial instruments, (iii) the fair value of financial instruments, (iv) revenue recognition and (v) accounting for income taxes to be its most significant estimates.

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

Liberty Broadband holds an investment that is accounted for using the equity method. Liberty Broadband does not control the decision making process or business management practices of this affiliate. Accordingly, Liberty Broadband relies on the management of this affiliate to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on audit reports that are provided by the affiliate's independent auditor on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Liberty Broadband's condensed consolidated financial statements.

During the nine months ended September 30, 2015, Liberty Broadband entered into certain agreements with Charter, Liberty Interactive Corporation (“Liberty Interactive”) and Time Warner Cable in connection with certain proposed transactions among these companies. See note 5 for additional detail regarding these transactions and corresponding agreements.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Among other things, pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $656 thousand and $1.8 million was reimbursable to Liberty for the three and nine months ended September 30, 2015, respectively.

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

(2) Earnings (Loss) per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

The Company issued 85,761,332 common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock outstanding upon the completion of the Broadband Spin-Off on November 4, 2014. Additionally, as part of the rights offering, Liberty Broadband distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Broadband common stock (see further discussion in note 1).  The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding based on a factor applied determined by the fair value per share immediately prior to the rights exercise and the theoretical fair value after the rights exercise. The number of shares issued upon completion of the Broadband Spin-Off, adjusted for the rights factor, was used to determine both basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2014, as no Company equity awards were outstanding prior to the Broadband Spin-Off. Basic earnings (loss) per share subsequent to the completion of the Broadband Spin-Off is computed using the weighted average number of shares outstanding (“WASO”) during the period. Diluted earnings (loss) per share subsequent to the Broadband Spin-Off is computed using the WASO during the period, adjusted for potentially dilutive equity awards outstanding during the same period.

Excluded from diluted EPS for the three and nine months ended September 30, 2015 are 3 thousand potential common shares because their inclusion would be antidilutive.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Liberty Broadband Common Stock
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(numbers of shares in thousands)
Basic EPS	103,024	88,343	102,140	88,343
Potentially dilutive shares	662	NA	630	NA
Diluted EPS	103,686	88,343	102,770	88,343

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

The Company’s assets and (liabilities) measured at fair value are as follows:

	September 30, 2015			December 31, 2014
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	(amounts in thousands)
Cash equivalents	$626,312	626,312	—	36,002	36,002	—
Short-term marketable securities	$9,011	9,011	—	9,001	9,001	—
Available-for-sale securities	$424,570	424,570	—	360,762	360,762	—
Time Warner Cable financial instruments (1) (2)	$—	—	—	(75,356)	—	(75,356)

(1)

As of December 31, 2014, the Company had an outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $92.02 per share which expired in February 2015. Upon expiration, this written call option was rolled into a new written call option on 625,000 Time Warner Cable shares with a strike price of $100.39 per share which the Company cash settled during June 2015 for $48.3 million. Additionally, as of December 31, 2014, the Company had another outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $90.84 per share which the Company cash settled during April 2015 for $36.7 million. No written call options on Time Warner Cable shares are outstanding as of September 30, 2015.

(2)

On March 27, 2015, Liberty Broadband entered into a cashless collar agreement with a financial institution on 1.7 million Time Warner Cable shares held by the Company with a put option strike price of $136.80 per share and a call

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

	Range
Volatility	17.4%	—	25.2%
Interest rate	0.41%	—	0.99%
Dividend yield	0%	—	0.24%

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities. The carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended			Nine months ended
	September 30,			September 30,
	2015		2014	2015	2014
	(amounts in thousands)
Charter warrants (1)	$	NA	(7,976)	NA	15,233
Time Warner Cable investment and financial instruments		(23,116)	(4,556)	(12,091)	8,512
		$(23,116)	(12,532)	(12,091)	23,745

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Investments in AFS securities, including our interest in Time Warner Cable which is our only Fair Value Option Security, are summarized as follows:

	September 30,	December 31,
	2015	2014
	(amounts in thousands)
Time Warner Cable	$424,202	359,615
Other equity securities	368	1,147
Total investments in available-for-sale securities	$424,570	360,762

Unrealized Holding Gains and Losses

As of September 30, 2015 and December 31, 2014, the gross unrealized holding gains related to investments in AFS securities were $41 thousand and $820 thousand, respectively. There were no gross unrealized holding losses related to investment in AFS securities for the periods presented.

(5) Investments in Affiliates Accounted for Using the Equity Method

In May 2013, Liberty acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants to purchase shares of Charter common stock for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase and a price per share of $95.50. Liberty funded the purchase with a combination of cash on hand of approximately $1.2 billion and new margin loan arrangements (note 7). Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2,532 million. The investment in Charter is accounted for as an equity method affiliate based on the ownership interest obtained and the board seats held by individuals appointed by Liberty.

During May 2014, Liberty purchased 897 thousand Charter shares for approximately $124.5 million. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband exercised all of the Company’s outstanding warrants to purchase shares of Charter common stock for approximately $52 million.

As of September 30, 2015, the carrying value of Liberty Broadband’s ownership in Charter was approximately $2,432 million. The market value of Liberty Broadband’s ownership in Charter as of September 30, 2015 was approximately $5,071 million, which represented an approximate ownership of 26% of the outstanding equity of Charter as of that date.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Due to the amortization of amortizable assets and debt acquired, losses due to warrant and stock option exercises at Charter (as discussed below) and the acquisition of additional shares of Charter, the excess basis has decreased to $2,417 million as of September 30, 2015 and has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Property and equipment	$375
Customer relationships	591
Franchise fees	1,451
Trademarks	36
Goodwill	944
Debt	(133)
Deferred income tax liability	(847)
$2,417

Upon acquisition, Liberty ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the effective interest rate method.  The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $17.8 million and $21.1 million, net of related taxes, for the three months ended September 30, 2015 and 2014, respectively, and expenses of $27.6 million and $62.0 million, net of related taxes, for the nine months ended September 30, 2015 and 2014, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt. The excess basis amortization during the nine months ended September 30, 2015 was offset by the write-off of the excess basis related to debt instruments which Charter repaid during the second quarter of 2015 prior to their contractual maturity.

Due to dilution from Charter warrant and stock option exercises by outside investors (employees and other third parties) at prices below Liberty Broadband’s book basis per share, the Company had losses of $851 thousand and $11.0 million during the three months ended September 30, 2015 and 2014, respectively, and $2.1 million and $61.2 million during the nine months ended September 30, 2015 and 2014, respectively.

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

As announced by Charter on April 24, 2015, the Comcast Transactions Agreement was terminated by Comcast Corporation. As the closing of the Comcast Transactions Agreement had been a condition to the Bright House Transaction, the parties to the Bright House Stockholders Agreement were to consider, and negotiate for a period of 30 days in good faith, amendments to the terms of the Bright House Stockholders Agreement that would be desirable to consummate the Bright House Transaction.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

On May 26, 2015, Liberty Broadband announced its entry into an agreement with Charter to invest $4.3 billion at a price of $176.95 per share in connection with (and contingent upon) the closing of the proposed merger of Time Warner Cable and Charter  (the “Time Warner Cable Merger”),  which was also announced on May 26, 2015. Additionally, Liberty Broadband agreed to purchase an additional $700 million at a price of $173.00 per share (adjusted by the applicable exchange rates in the Time Warner Cable Merger) in connection with Charter’s proposed acquisition of Bright House from A/N, which is generally conditioned on the closing of the Time Warner Cable Merger. In connection with these transactions, it is expected that Charter will undergo a corporate reorganization, resulting in New Charter, a current subsidiary of Charter, becoming the new publicly traded parent company.

As discussed previously, in support of the Time Warner Cable Merger, Liberty Broadband will purchase shares of stock in New Charter (the “Charter Shares”) using proceeds of $4.4 billion related to subscriptions for newly issued shares of Liberty Broadband’s Series C common stock (the “Series C Shares”), at a price per share of $56.23, which was determined based upon the fair value of Liberty Broadband’s net assets on a sum-of-the parts basis at the time the investment agreements were executed.  The purchasers of the Series C Shares are Liberty Interactive through its Liberty Ventures Group and certain third party investors, which will all invest on substantially similar terms. One of the third party investors also holds a position in Time Warner Cable and has agreed to vote its Time Warner Cable shares in favor of the Time Warner Cable Merger. The Series C Share subscriptions are subject to customary closing conditions and funding will only occur in connection with the completion of the Time Warner Cable Merger. Each of Charter and Liberty Broadband obtained stockholder approval during September 2015 for the issuance of the Charter Shares and the Series C Shares, respectively, in accordance with the rules and requirements of the Nasdaq Stock Market. Liberty Broadband has the right, and may determine, to incur debt financing (subject to certain conditions) to fund a portion of the purchase price for its investment in New Charter, in which case Liberty Broadband may reduce the aggregate subscription for Series C Shares by up to 25%, with such reduction applied pro rata to all investors, including Liberty Interactive.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Time Warner Cable Merger was approved by stockholders of both Charter and Time Warner Cable during September 2015 and is subject to regulatory approval and other customary conditions to closing. The Bright House acquisition is subject to several conditions, including the completion of the Time Warner Cable Merger (subject to certain exceptions if Time Warner Cable enters into another sale transaction) and regulatory approval. Therefore, as these transactions are subject to certain contingencies, we have not reflected any financial impacts in the condensed consolidated financial statements related to the respective agreements as of September 30, 2015.

 Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheet

	September 30, 2015	December 31, 2014
Current assets	$406	371
Property and equipment, net	8,281	8,373
Goodwill	1,168	1,168
Intangible assets, net	6,922	7,111
Restricted cash and cash equivalents	19,626	7,111
Other assets	470	416
Total assets	$36,873	24,550
Current liabilities	$1,829	1,635
Deferred income taxes	1,616	1,674
Long-term debt	33,281	21,023
Other liabilities	87	72
Equity	60	146
Total liabilities and shareholders’ equity	$36,873	24,550

Charter condensed consolidated statement of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$2,450	2,287	7,242	6,748
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	(1,620)	(1,518)	(4,802)	(4,444)
Depreciation and amortization	(538)	(535)	(1,580)	(1,568)
Other operating expenses, net	(19)	(16)	(69)	(42)
	(2,177)	(2,069)	(6,451)	(6,054)
Operating income	273	218	791	694
Interest expense	(353)	(217)	(871)	(638)
Other income (expense), net	(8)	5	(141)	(3)
Income tax benefit (expense)	142	(59)	72	(188)
Net income (loss)	$54	(53)	(149)	(135)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2015.

As discussed in note 10, during September 2015, TruePosition’s largest customer gave notice that it does not intend to renew its contract, which expires on December 31, 2015. The Company believes that the receipt of the notification represents a significant change in circumstances since we last performed our annual goodwill impairment test. Accordingly, we performed a goodwill impairment test upon receipt of the notification from TruePosition. At September 30, 2015, the carrying value of goodwill for TruePosition was $20.7 million. The estimated fair value of the reporting unit was primarily determined based on the cash and cash equivalents held by the reporting unit, and when compared to its carrying value, it was concluded that a goodwill impairment did not exist.

The carrying value of TruePosition includes a deferred revenue liability related to the contract with the largest customer. Upon expiration of the contract in the fourth quarter of 2015, the deferred revenue will be recognized, as all contractual obligations will have been satisfied.  The recognition of this deferred revenue liability will likely increase the reporting unit carrying value, and it is anticipated that the carrying value will exceed the fair value.

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	September 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$10,822	(6,477)	4,345	8,822	(5,801)	3,021
Customer relationships	10,212	(3,735)	6,477	10,212	(2,712)	7,500
Tradename	2,838	(1,061)	1,777	2,788	(788)	2,000
Capitalized software	10,984	(10,839)	145	10,991	(10,597)	394
	$34,856	(22,112)	12,744	32,813	(19,898)	12,915

Upon acquisition of Skyhook, TruePosition assigned remaining useful lives to each of Skyhook’s intangible assets acquired. Patents, tradename and customer relationship intangible assets were amortized straight-line over five years and capitalized software intangible assets were amortized straight-line over three to five years. In connection with the intangible impairment recorded on Skyhook’s intangible assets during the fourth quarter of 2014, TruePosition re-evaluated the remaining useful lives of Skyhook’s amortizable intangible assets. As a result, as of January 1, 2015, TruePosition determined the remaining useful life of Skyhook’s patents to be three and a half years and Skyhook’s tradename and customer relationship to be five and a half years. On January 1, 2015, TruePosition began amortizing Skyhook’s intangible assets straight-line prospectively over these revised periods. Capitalized software intangible assets continue to be amortized over three to five years. Amortization expense was $707 thousand and $2.0 million for the three months ended September 30, 2015 and 2014, respectively and $2.2 million and $4.7 million for the nine months ended September 30, 2015 and 2014, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of September 30, 2015 is as follows (amounts in thousands):

Remainder of 2015	$870
2016	$3,400
2017	$3,335
2018	$2,529
2019	$1,742

(7) Debt

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company (“BroadbandSPV”) entered into two margin loan agreements (the “Margin Loan Agreements”) with each of the lenders party thereto. The Margin Loan Agreements permit BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the “Margin Loans”), of which BroadbandSPV borrowed $320 million on October 31, 2014. Approximately $300 million of the amount borrowed pursuant to the Margin Loan Agreements (less certain expenses incurred in connection with the Margin Loans) was distributed to Liberty prior to the Broadband Spin-Off. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed an additional $52 million to fund the exercise of the warrants to purchase shares of Charter common stock. As of September 30, 2015, Liberty Broadband had $372.0 million outstanding under the Margin Loan Agreements, with an additional $28.0 million available to be drawn. The maturity date of the Margin Loans is October 30, 2017. Borrowings under the Margin Loan Agreements bear interest at the three-month LIBOR rate plus 1.55%. Interest is payable quarterly in arrears beginning on December 31, 2014. The Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of BroadbandSPV. The Margin Loan Agreements do not include any financial covenants. The Margin Loan Agreements also contain restrictions related to additional indebtedness.

BroadbandSPV’s obligations under the Margin Loan Agreements are guaranteed by the Company. In addition, BroadbandSPV’s obligations are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for BroadbandSPV to meet its loan to value requirement under the Margin Loan Agreements. Each agreement contains language that indicates that Liberty Broadband, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of September 30, 2015,  7.0 million shares of Charter with a value of $1.2 billion were pledged as collateral pursuant to the Margin Loans.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TruePosition had a $4 million line of credit, which expired on December 25, 2013, covering standby letters of credit issued for the benefit of TruePosition. Pursuant to the terms of the line of credit, upon its expiration, any issued and outstanding letters of credit remained in effect through the remainder of their respective terms, the last of which expired during the first quarter of 2015. Accordingly, there were no letters of credit outstanding at September 30, 2015.  $634 thousand in letters of credit were outstanding as of December 31, 2014. Letters of credit issued under the line of credit bore interest at an annual rate of 1.75%, payable quarterly. Interest expense related to the line of credit was not significant for the three or nine months ended September 30, 2015 or 2014. Letters of credit issued under the line of credit prior to its expiration remained collateralized by a cash deposit maintained by the bank, which was cancelled upon the expiration of the last letter of credit during the first quarter of 2015.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating expense	$(12)	—	4	10
Selling, general and administrative	1,292	126	4,534	494
Research and development	171	64	244	231
	$1,451	190	4,782	735

Liberty Broadband – Grants of Stock Options

During the nine months ended September 30, 2015 Liberty Broadband granted 3 thousand options to purchase shares of Series C common stock, with a weighted average grant-date fair value of $15.03 per share. These options cliff vest over a 2 year vesting period. There were no options to purchase shares of Series A common stock granted during the period.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	807	$32.21
Granted	—	$—
Exercised	(61)	$30.40
Forfeited/Cancelled	(1)	$37.19
Outstanding at September 30, 2015	745	$32.36	3.5	$14
Exercisable at September 30, 2015	631	$32.10	3.3	$12

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	3,137	$39.85
Granted	3	$53.86
Exercised	(161)	$31.10
Forfeited/cancelled	(2)	$37.19
Outstanding at September 30, 2015	2,977	$40.34	6.4	$32
Exercisable at September 30, 2015	1,236	$32.06	3.3	$24

As of September 30, 2015, the total unrecognized compensation cost related to unvested Awards was approximately $21 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3.3 years.

As of September 30, 2015, Liberty Broadband reserved 3.7 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

TruePosition Equity Incentive Plans

During the nine months ended September 30, 2015, TruePosition issued 120 thousand stand-alone phantom stock appreciation rights (“PARs”),  23 thousand stand-alone phantom stock units (“PSUs”) and 4.0 million Skyhook PARs.  As of September 30, 2015, the fair value of outstanding PARs and PSUs was approximately $3.9 million. As of September 30, 2015,  $1.7 million is included in Other current liabilities in the accompanying condensed consolidated balance sheet for the fair value of TruePosition’s vested long-term incentive plan obligations.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Related Party Transactions

During the nine months ended September 30, 2014, certain of TruePosition’s costs and expenses were charged to TruePosition by Liberty. The amounts due to Liberty and the activities for the nine months ended September 30, 2014 is summarized as follows (amounts in thousands):

2014
Receivable at beginning of year	$(5,953)
Cost and expenses charged by Liberty	3,900
Amounts due under the tax-sharing arrangement	2,071
Transfer of related party receivable to (from) note receivable	5,306
Payments to Liberty	(3,867)
Payable at end of period	$1,457

Historically, TruePosition also had an intercompany note arrangement with Liberty under which funds could be advanced to Liberty and remitted back to TruePosition as needed. The note bore interest at the three-month LIBOR plus 2%. During September 2014, prior to the completion of the Broadband Spin-Off, Liberty remitted back to TruePosition all principal and accrued interest related to this note and this arrangement was extinguished. Accordingly, no amounts are outstanding pursuant to this arrangement at September 30, 2015 or December 31, 2014.

Prior to the completion of the Broadband Spin-Off, TruePosition was party to certain tax sharing arrangements with Liberty (or its former affiliate). Under these tax-sharing arrangements, TruePosition had been obligated to make cash payments to Liberty (or its former affiliate) in each year TruePosition generated positive taxable income, determined as if TruePosition filed a separate tax return. The amount of such payment had been equal to the amount of TruePosition’s taxable income (as so determined) multiplied by the highest corporate tax rate in effect for the applicable tax jurisdiction. If on a separate return basis, TruePosition would have a net operating loss or net tax credit for a particular year, and such loss or credit could be utilized on the actual tax returns filed by Liberty (or its former affiliate), then TruePosition would be entitled to reduce current and future payments to Liberty (or its former affiliate) by the amount of such tax benefit. During the nine months ended September 30, 2014, $5.3 million due to TruePosition from Liberty was transferred to the note receivable from Liberty under this arrangement. During October 2014, prior to the Broadband Spin-Off, TruePosition’s income tax receivable from Liberty was transferred to Liberty Broadband and the tax sharing arrangement between Liberty and TruePosition was extinguished.

(10) Commitments and Contingencies

Leases

TruePosition leases various properties under operating leases expiring at various times through 2018. TruePosition’s principal facility is under lease through December 2017. Total rental expense was $622 thousand and $821 thousand for each of the three months ended September 30, 2015 and 2014, respectively and $2.0 million and $2.4 million for each of the nine months ended September 30, 2015 and 2014, respectively.

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

On May 23, 2012, TruePosition filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Polaris Wireless, Inc. (“Polaris”), related to the sale by Polaris of systems used to locate mobile devices.  In parallel with the lawsuit, at Polaris’s request, the U.S. Patent and Trademark Office initiated an Inter Partes Review.  Both the District Court and the Patent Trial and Appeal Board ruled adversely to TruePosition and those rulings are under appeal, with oral argument scheduled for December 11, 2015. Subsequent to the adverse rulings on May 14, 2015, Polaris filed a motion in the District Court for an award of approximately $3 million in attorneys’ fees and expenses incurred in defending the lawsuit.  The matter was heard by the Court on October 16, 2015, wherein the court denied the Polaris motion.

On September 10, 2010, Skyhook filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Google, Inc. (“Google”). In March 2013, Skyhook amended its lawsuit to add additional claims. In total, at the time the case was to be tried, Skyhook alleged that Google infringed on eight Skyhook patents involving location technology and sought an injunction and/or award of damages in an amount to be determined at trial. The case had been scheduled to be tried before a jury commencing March 9, 2015. However, on March 5, 2015, the parties advised the District Court that the case had been settled and thereby dismissed the action without costs and without prejudice to the right, upon good cause shown within 45 days, to reopen the action if the settlement was not consummated. On March 27, 2015, the parties consummated a final settlement agreement and on April 24, 2015, Google paid Skyhook settlement consideration of $90 million. In return for payment of the settlement consideration, Google received dismissal of the action with prejudice, a license to the existing Skyhook patents and patent applications (and their continuations, divisionals, continuations-in-part), a three-year covenant not to sue (subject to limited exceptions) and a mutual release of claims. The settlement amount of $90 million is recorded net of approximately $29.5 million for legal fees in the statement of operations for the nine months ended September 30, 2015.

Indemnification Claims

In the normal course of business, TruePosition provides indemnification to certain customers against specified claims that might arise against those customers from the use of TruePosition’s products. TruePosition’s former customer, T-Mobile, and TruePosition’s current customer, AT&T, have made a total of six indemnification claims against TruePosition. There have been no changes or developments to five of the claims since December 31, 2014. The sixth claim, related to the lawsuit filed against AT&T by Guidance IP LLC, was resolved by the payment to AT&T of $55 thousand during October 2015. With respect to the lawsuit filed against AT&T by Tracbeam, LLC, AT&T has determined that TruePosition’s total allocated contribution is $132 thousand and has invoiced TruePosition accordingly. TruePosition has

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

informed AT&T that TruePosition believes that the allocation method employed by AT&T is flawed and that the actual amount owed is less than $132 thousand. TruePosition is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although TruePosition’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily.

Certain Risks and Concentrations

The TruePosition business is subject to certain risks and concentrations including dependence on relationships with its customers. TruePosition has one significant customer, the loss of which would have a material adverse effect on TruePosition’s business. For the three months ended September 30, 2015 and 2014, this customer accounted for 84% and 82%, respectively, of TruePosition’s total revenue, and for the nine months ended September 30, 2015 and 2014, this customer accounted for 79% and 83%, respectively, of TruePosition’s total revenue. This customer’s contract is currently scheduled to expire on December 31, 2015.  During September 2015, this customer notified TruePosition that it plans to discontinue use of TruePosition’s existing technology by the time its contract expires on December 31, 2015.  As discussed in note 6, TruePosition is evaluating the impact that this loss may have on its business.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For the nine months ended September 30, 2015, Liberty Broadband has identified the following consolidated subsidiary and equity method investment as its reportable segments:

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

Performance Measures

	Three months ended September 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
TruePosition	$15,225	5,618	17,445	3,033
Charter	2,450,000	831,000	2,287,000	767,000
Corporate and other	—	(3,059)	—	—
	2,465,225	833,559	2,304,445	770,033
Eliminate equity method affiliate	(2,450,000)	(831,000)	(2,287,000)	(767,000)
Consolidated Liberty Broadband	$15,225	2,559	17,445	3,033

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended September 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
TruePosition	$41,186	5,681	51,512	(5,252)
Charter	7,242,000	2,429,000	6,748,000	2,303,000
Corporate and other	—	(9,139)	—	—
	7,283,186	2,425,542	6,799,512	2,297,748
Eliminate equity method affiliate	(7,242,000)	(2,429,000)	(6,748,000)	(2,303,000)
Consolidated Liberty Broadband	$41,186	(3,458)	51,512	(5,252)

Other Information

	September 30, 2015
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
TruePosition	$166,496	—	2,616
Charter	36,873,000	—	1,292,000
Corporate and other	3,445,021	2,432,487	—
	40,484,517	2,432,487	1,294,616
Eliminate equity method affiliate	(36,873,000)	—	(1,292,000)
Consolidated Liberty Broadband	$3,611,517	2,432,487	2,616

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months		Nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$2,559	3,033	(3,458)	(5,252)
Stock-based compensation	(1,451)	(190)	(4,782)	(735)
Depreciation and amortization	(820)	(2,479)	(4,920)	(6,583)
Net gain on legal settlement	—	6,000	60,505	6,000
Interest expense	(1,816)	—	(5,496)	—
Dividend and interest income	605	1,228	1,871	4,231
Share of earnings (loss) of affiliates	(3,999)	(34,542)	(65,747)	(95,968)
Realized and unrealized gains (losses) on financial instruments, net	(23,116)	(12,532)	(12,091)	23,745
Gain (loss) on dilution of investment in affiliate	(851)	(10,953)	(2,113)	(61,162)
Other, net	10	8	34	(60)
Earnings (loss) before income taxes	$(28,879)	(50,427)	(36,197)	(135,784)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliate; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

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

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;
•	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
•	the development and deployment of new products and technologies, including cloud-based user interface, Spectrum Guide®, and downloadable security for set top boxes;
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

Results of Operations—Consolidated—September 30, 2015 and 2014

Consolidated operating results:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(amounts in thousands)
Revenue	$15,225	17,445	41,186	51,512
Operating expenses, excluding stock-based compensation
Operating expense	1,102	1,908	4,443	5,673
Research and development	3,341	4,624	12,644	13,653
Selling, general and administrative	8,223	7,880	27,557	37,438
Adjusted OIBDA	2,559	3,033	(3,458)	(5,252)
Stock-based compensation	1,451	190	4,782	735
Net gain on legal settlement	—	(6,000)	(60,505)	(6,000)
Depreciation and amortization	820	2,479	4,920	6,583
Operating income (loss)	$288	6,364	47,345	(6,570)

Revenue

Revenue decreased $2.2 million and $10.3 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. For the three and nine month periods, the decrease in revenue from the prior period was primarily due to reduced domestic software license fees, due to a reduction in the size of the deployed base of the Company’s technologies, as well as lower international hardware sales. Revenue for the nine month period was positively impacted by a  $1.9 million increase in revenue resulting from the acquisition of Skyhook during the first quarter of 2014. However, for the three month period ended September 30, 2015, Skyhook’s revenue declined approximately $500 thousand. On January 29, 2015, the FCC adopted indoor location accuracy rules in its Fourth Report and Order, redefining location accuracy standards that wireless carriers will be required to meet in future years. The Company’s technologies, including new technologies now under development, will compete with other technologies to satisfy the new standards in the coming years. One of Skyhook’s significant customers did not renew its contract for 2015. Additionally, during September 2015, TruePosition’s largest customer notified TruePosition that it plans to discontinue use of TruePosition’s existing technology on January 1, 2016. This customer accounted for 84% and 82% of TruePosition’s total revenue for the three months ended September 30, 2015 and 2014, respectively, and 79% and 83% of TruePosition’s total revenue for the nine months ended months ended September 30, 2015 and 2014, respectively.  As a result, a significant decline in TruePosition’s future operating results is expected unless TruePosition is able to generate sufficient new business to replace the financial impacts of these customers. For further discussion see notes  1, 6 and 10 of the accompanying condensed consolidated financial statements.

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

Adjusted OIBDA declined $474 thousand and improved $1.8 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. Adjusted OIBDA for the three and nine months ended September 30, 2015 includes $3.1 million and $9.1 million, respectively, of corporate selling, general and administrative costs incurred during the current year. Corporate and other costs were zero in the prior period due to the timing of the completion of the Broadband Spin-Off on November 4, 2014. The declines in Adjusted OIBDA due to corporate expenses incurred during the current year were offset by Adjusted OIBDA improvements at TruePosition during the corresponding periods. Although TruePosition revenue declined during the three and nine months ended September 30, 2015, as compared to the corresponding periods in the prior year, TruePosition Adjusted OIBDA improved over the same periods due to decreased legal and lobbying expenses, the impact of cost reduction measures taken during the period, and for the nine month period, decreased merger expenses due to the acquisition of Skyhook during February 2014.

Legal expenses decreased $400 thousand and $10.1 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, primarily as a result of the settlement of TruePosition’s antitrust lawsuit in the third quarter of 2014, which involved the standard setting processes for LTE wireless data communication technology as it pertains to location technology, and Skyhook’s patent infringement lawsuit against Google during the first quarter of 2015. Legal expenses are included in selling, general and administrative expenses. Additionally, lobbying expenses related to the indoor accuracy regulations proposed by the FCC decreased  $713 thousand and $2.0 million for the three and nine months ended September 30, 2015, respectively,  as compared to the same periods in the prior year. Lobbying expenses are also included in selling, general and administrative expenses. Lobbying costs decreased significantly after the first quarter of 2015 based upon rulemaking timelines.

Additionally, merger costs of $958 thousand related to the Skyhook acquisition were incurred during the first nine months of 2014. Merger costs are included in selling, general and administrative costs.

Operating Income (Loss)

Operating income (loss) declined $6.1 million and improved $53.9 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. In addition to those items discussed above impacting Adjusted OIBDA for the three and nine months ended September 30, 2015, operating income (loss) was also impacted by an increase in stock-based compensation expense of $1.3 million and $4.0 million for the three and nine months ended September 30, 2015, respectively, a favorable net legal settlement of $60.5 million for the nine months ended September 30, 2015 due to the settlement of Skyhook’s patent infringement lawsuit against Google during the first quarter of 2015 and a decrease in depreciation and amortization of $1.7 million for both the three and nine months ended September 30, 2015.

The increase in stock-based compensation of $1.3 million and $4.0 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year, was primarily due to the vesting of options to purchase shares of Liberty Broadband Series C common stock granted during December 2014 and an increase in the number of options to purchase shares of Series C Liberty Broadband common stock granted during the current period. TruePosition’s stock-based compensation decreased during the three month period due to the cancellation of certain awards and increased during the nine month period due to the issuance of new awards and additional vesting of the outstanding awards under the plans.

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

Depreciation and amortization expense decreased by $1.7 million during each of the three and nine months ended September 30, 2015 as compared to the corresponding periods in the prior year. The decrease in depreciation and amortization expense during the three month and nine month periods is primarily due to lower amortization expense resulting from the impairment of TruePosition’s intangible assets related to Skyhook during the fourth quarter of 2014 and write-off of fixed assets during the first quarter of 2015. The assets written off were comprised of assets related to the abandonment of a product development project by TruePosition during the period.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(amounts in thousands)
Other income (expense):
Interest expense	$(1,816)	—	(5,496)	—
Dividend and interest income	605	1,228	1,871	4,231
Share of earnings (losses) of affiliates	(3,999)	(34,542)	(65,747)	(95,968)
Realized and unrealized gains (losses) on financial instruments, net	(23,116)	(12,532)	(12,091)	23,745
Gain (loss) on dilution of investment in affiliate	(851)	(10,953)	(2,113)	(61,162)
Other, net	10	8	34	(60)
	$(29,167)	(56,791)	(83,542)	(129,214)

Interest expense

Interest expense increased $1.8 million and $5.5 million during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year, primarily due to the Margin Loan Agreements entered into by BroadbandSPV on October 30, 2014.

Dividend and interest income

Dividend and interest income decreased $623 thousand and $2.4 million during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year, primarily due to contractual commitments on the Time Warner Cable shares. Although the quarterly Time Warner Cable dividend rate remained the same as the prior year, a larger portion of the dividends were passed through to the counterparty in 2015, as more written call option contracts on Time Warner Cable shares were outstanding during 2015 than 2014.

Share of earnings (losses) of affiliates

Share of losses of affiliates improved $30.5 million and $30.2 million during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year.

In May 2013, the Company acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants to purchase shares of Charter common stock, for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as-converted basis) in Charter at the time of purchase. Additionally, the Company purchased 897 thousand additional shares of Charter during May 2014 and exercised all of its outstanding warrants to purchase shares of Charter common stock during November 2014, subsequent to completion of the Broadband Spin-Off. Upon acquisition, Liberty Broadband allocated the excess basis between the book basis of Charter and fair value of the shares acquired primarily to intangible assets and debt. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $17.8 million and $21.1 million, net of related taxes, for the three months ended September 30, 2015 and 2014, respectively, and expenses of $27.6 million and $62.0 million for the nine months ended September 30, 2015 and 2014, respectively, due to the amortization related to the excess basis of assets with identifiable useful lives and debt. The excess basis amortization during the nine months ended September 30, 2015 was partially offset by the write-off of the excess basis related to debt instruments which Charter repaid during the second quarter of 2015 prior to their contractual maturity.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(amounts in millions)
Revenue	$2,450	2,287	7,242	6,748
Operating expenses, excluding stock-based compensation	(1,619)	(1,520)	(4,813)	(4,445)
Adjusted OIBDA	831	767	2,429	2,303
Depreciation and amortization	(538)	(535)	(1,580)	(1,568)
Stock-based compensation	(20)	(14)	(58)	(41)
Operating income	273	218	791	694
Other expenses, net	(361)	(212)	(1,012)	(641)
Net earnings (loss) before income taxes	(88)	6	(221)	53
Income tax benefit (expense)	142	(59)	72	(188)
Net earnings (loss)	$54	(53)	(149)	(135)

Charter net earnings (loss) improved $107 million and declined $14 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $163 million and $494 million for the three and nine months ended September 30, 2015,  respectively, as compared to the corresponding periods in the prior year. Revenue growth was primarily driven by increases in residential video, residential Internet and commercial revenue. Residential video revenue increased primarily due to incremental video services, price adjustments and bundle revenue increases, partially offset by a decrease in basic video customers. Residential Internet revenue increased both from a volume and rate perspective. The number of residential Internet customers increased by 430 thousand compared to the prior year, and the rate increased through incremental service levels and price adjustments. The increase in commercial revenue is primarily due to an increase in the number of customers, which increased by 97 thousand from the prior year.

The increase in revenue during the three and nine months ended September 30, 2015 was partially offset by the net impact of increases in operating expenses, excluding stock-based compensation of $99 million and $368 million, respectively. Depreciation and amortization increased $3 million and $12 million during the three and nine months ended September 30, 2015, respectively. Stock compensation expense increased $6 million and $17 million during the three and nine months ended September 30, 2015, respectively. Charter’s results were also impacted by increases in other expenses of $149 million and $371 million for the three and nine months ended September 30, 2015. Income tax benefit (expense) improved $201 million and $260 million for the three and nine months ended September 30, 2015, respectively. The increase in operating expenses was primarily attributable to an increase in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, broader carriage of certain networks as a result of Charter’s all-digital initiative and the introduction of new networks to Charter’s video offering as well as 2014 expense benefits not recurring in 2015. The increase in depreciation and amortization expense is primarily attributable to the depreciation on recent capital expenditures, partially offset by certain assets becoming fully depreciated. The increase in other expenses is primarily attributable to $163 million and $275 million of interest expense that was recognized during the three and nine months ended September 30, 2015, respectively, related to term loans and notes held in escrow during 2015 to fund the Comcast Transactions Agreement, Time Warner Cable Merger and the Bright House Stockholder Agreement, as defined in note 5 to the accompanying condensed combined financial statements.  Additionally, Charter recognized a loss on extinguishment of debt of $128 million during the nine months ended September 30, 2015 in connection with the repayment of certain term loans during April 2015.  The income tax benefit recognized in 2015 was primarily due to the deemed liquidation of Charter Communications Holding Company, LLC (“Charter Holdco”) solely for federal and state income tax purposes on July 2, 2015. Charter owns a 100% equity interest in Charter Holdco and was treated as  a partnership for tax purposes prior to July 2, 2015. The impact of the election to treat Charter Holdco as a disregarded entity resulted in a $169 million net deferred income tax benefit. Income tax benefit (expense) also improved due to a reduction in tax amortization for fully amortized intangible assets that are indefinite-lived for book purposes.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net decreased $10.6 million and $35.8 million for the three and nine months ended September 30, 2015,  respectively, as compared to the corresponding periods in the prior year. Net realized and unrealized losses on financial instruments during the three and nine months ended September 30, 2015 are attributable to changes in the fair value of our investment in Time Warner Cable and corresponding collar agreement, and for the nine months ended September 30, 2015, the corresponding written call options. The change in fair value of our investment in Time Warner Cable is typically directly correlated to changes in the underlying Time Warner Cable stock price. The change in fair value of our derivative instruments related to our investment in Time Warner Cable is typically inversely correlated to changes in the underlying Time Warner Cable stock price. The net realized and unrealized losses of $23.1 million and $12.1 million during the three and nine months ended September 30, 2015, respectively, are primarily due to losses on the Time Warner Cable call options and collar, partially offset by gains in the fair value of our investment in Time Warner Cable, due to increases in the Time Warner Cable stock price during the corresponding periods. Realized and unrealized gains on financial instruments, net during the three and nine months ended September 30, 2014 is primarily attributable to changes in fair value of the Charter warrants. Changes in the fair value of the Charter warrants were directly correlated to changes in the underlying Charter share price. A loss of $8.0 million during the three month period was due to a decline in the Charter price per share during the respective period, and a gain of $15.2 million during the nine month period was due to an improvement in the Charter price per share of outstanding stock during the respective period. As discussed in note 5 to the accompanying condensed consolidated financial statements, Liberty Broadband exercised of all of the Company’s outstanding Charter warrants during November 2014, subsequent to the completion of the Broadband Spin-Off. Additionally, a net loss of $4.6 million and a net gain of $8.5 million on the investment in Time Warner Cable shares and outstanding call options were recorded for the three and nine months ended September 30, 2014, respectively. The loss during the three month period was primarily due to a loss on our investment in Time Warner Cable, partially offset by a gain on the Time Warner Cable call options, due to a decline in the Time Warner Cable price per share during the respective period, and the gain during the nine month period was primarily due to gains in our investment in Time Warner Cable, partially offset by losses on the Time Warner Cable call options, due to an improvement in the Time Warner Cable price per share of outstanding stock during the respective period.

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

Other, net

Other, net remained relatively flat during the three and nine months ended September 30, 2015, as compared to the corresponding periods in the prior year.

Income tax benefit (expense)

We had an income tax benefit of $9.6 million and $18.4 million for the three months ended September 30, 2015 and 2014, respectively, and benefits of $14.4 million and $48.0 million for the nine months ended September 30, 2015 and 2014, respectively. The difference between the effective income tax rate of 33.2% and the U.S. Federal income tax rate of 35% for the three months ended September 30, 2015 is primarily due to a valuation allowance recorded for state NOL carryforwards. The difference between the effective income tax rate of 36.6% and the U.S. Federal income tax rate of 35% for the three months ended September 30, 2014 is primarily due to state income taxes.  The difference between the effective income tax rate of 39.8% and the U.S. Federal income tax rate of 35% for the nine months ended September 30, 2015 is primarily due to state income taxes. The effective income tax rate of 35.3% is comparable to the U.S. Federal income tax rate of 35% for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries), proceeds from asset sales, monetization of our investments, debt borrowings, equity issuances, and dividend and interest receipts.

As of September 30, 2015 Liberty Broadband had a cash balance of $643.4 million. In addition, Liberty Broadband had $424.6 million of unencumbered available for sale securities.

	Nine months ended September 30,
	2015	2014
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$50,409	22,488
Net cash provided (used) by investing activities	$(2,504)	(154,643)
Net cash provided (used) by financing activities	$550,670	170,315

TruePosition generally collects the majority of its annual software maintenance from its customers during the first quarter of each calendar year, which is the most significant factor contributing to the cash generated from operations in the nine months ended September 30, 2014.  The most significant factor contributing to the cash generated from operations during the nine months ended September 30, 2015 was the receipt by TruePosition of a net legal settlement of $58.7 million, after payment of legal fees.

During the nine months ended September 30, 2015, the Company paid $182.1 million in net settlements of financial instruments. However, the Company received net proceeds of $697.3 million from the rights offering during the nine months ended September 30, 2015. During the nine months ended September 30, 2014 our primary uses of cash were approximately $124.5 million to acquire an additional 897 thousand shares of Charter and $48.1 million to acquire Skyhook. These uses of cash were funded by cash on hand, capital contributions from Liberty and the receipt of a net $19.1 million repayment on a loan outstanding with Liberty.

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

The projected use of our cash will be primarily to fund any operational needs of our subsidiary and potential investment in location technology at TruePosition or other investment opportunities. As discussed in note 3 of the accompanying condensed consolidated financial statements,  we used $67.1 million of cash on hand to unwind the collar agreement on a portion of our Time Warner Cable shares during July 2015. Additionally, as discussed in note 5 of the accompanying condensed consolidated financial statements, in support of the Time Warner Cable Merger, the Company expects to issue $4.4 billion additional shares of Liberty Broadband Series C common stock in order to purchase $4.3 billion in shares of New Charter. However, Liberty Broadband has the right, and may determine, to incur debt financing (subject to certain conditions) to fund a portion of the purchase price for such shares of New Charter, in which case Liberty Broadband may reduce the aggregate Series C share subscriptions by up to 25%, with such reduction applied pro rata to all investors. The Series C share subscriptions are subject to customary closing conditions, and funding will only occur upon the completion of the Time Warner Cable Merger. Furthermore, as also discussed in note 5 of the accompanying condensed consolidated financial statements, Liberty Broadband expects to use a portion of the proceeds from the rights offering to purchase an additional $700 million of New Charter shares in connection with Charter’s proposed acquisition of Bright House Networks from A/N.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by achieving what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We anticipate achieving this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and/or (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2015, our debt is comprised of the following amounts:

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

At September 30, 2015, the fair value of our AFS equity securities was $424.6 million. Had the market price of such securities been 10% lower at September 30, 2015, the aggregate value of such securities would have been $42.5 million lower. Additionally, our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes "Legal Proceedings" under Item 3 of Part I. Other than as described below, there have been no material changes from the legal proceedings described in our Form 10-K.

Charter - New York Litigation

As described in Charter’s Proxy Statement filed August 20, 2015, in connection with the formerly proposed Comcast-Time Warner Cable merger, eight putative class action complaints were filed on behalf of purported Time Warner Cable stockholders in the New York Supreme Court (the “NY Actions”) and the Court of Chancery of the State of Delaware. These complaints named as defendants Time Warner Cable, the members of the Time Warner Cable board of directors, Comcast and Comcast’s merger subsidiary. The complaints generally alleged, among other things, that the members of the Time Warner Cable board of directors breached their fiduciary duties to Time Warner Cable stockholders during merger negotiations and by entering into the merger agreement and approving the merger, and that Comcast aided and abetted such breaches of fiduciary duties. The complaints further alleged that the joint proxy statement/prospectus filed by Comcast with the SEC on March 20, 2014 was misleading or omitted certain material information. The complaints sought, among other relief, compensatory damages in an unspecified amount, injunctive relief and costs and fees. The parties entered into a settlement agreement, conditioned on the consummation of the Comcast-Time Warner Cable merger. Now that the Comcast-Time Warner Cable merger agreement has been terminated, this settlement agreement is no longer operative.

Following the announcement of the mergers on May 26, 2015, on June 29, 2015, the parties in the NY Actions filed a stipulation agreeing that plaintiffs could file a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), and dismissing the action with prejudice as to Comcast and Tango Acquisition Sub, Inc. After the court so ordered the stipulation, the plaintiffs in the NY Actions filed the Second Amended Complaint on July 1, 2015. The Second Amended Complaint named as defendants Time Warner Cable, the members of the Time Warner Cable board of directors, Charter and the merger subsidiaries. The Second Amended Complaint generally alleged, among other things, that the members of the Time Warner Cable board of directors breached their fiduciary duties to Time Warner Cable stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint sought, among other relief, an injunction against the stockholder vote on the mergers, compensatory damages in an unspecified amount, and costs and attorneys’ fees.

On September 9, 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, consummation of the transactions between Time Warner Cable and Charter, and must be approved by the New York Supreme Court. In the event that the New York Supreme Court does not approve the settlement, the defendants intend to defend against any further litigation.

Liberty Broadband and Charter - Delaware Litigation

On August 21, 2015, a purported stockholder of Charter filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, Time Warner Cable, A/N and Liberty Broadband announced by Charter on May 26, 2015 (collectively, the “Transactions”). The lawsuit is captioned Sciabacucchi v. Liberty Broadband Corp., C.A. No. 11418-VCG (the “Delaware Action”), and names as defendants Liberty Broadband, Charter, the board of directors of Charter, and New Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions. Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter and the Proxy. In return, the plaintiff agreed his disclosure claims were moot and withdrew his application to enjoin the Transactions. The defendants in the Delaware Action believe that the complaint is without merit. Charter has not yet responded to this suit but intends to deny any liability and believes that it has substantial defenses.

Liberty Broadband - Delaware Litigation

On August 21, 2015, a putative class action, captioned Cohen v. Malone, et al., Case No. 11416, was filed against the Company and each of its directors in the Delaware Court of Chancery alleging breaches of fiduciary duty in connection with the disclosures regarding the share issuance proposal described in the Company’s proxy statement for the September 23, 2015 special meeting of stockholders.  The share issuance proposal sought stockholder approval of the issuance of Series C Shares to third party investors, the proceeds of which will fund all or a portion of the Company’s purchase of $4.3 billion of stock of New Charter upon completion of the Time Warner Cable Merger.  The complaint sought, among other relief, (i) certification as a class action, (ii) an injunction against the stockholder vote on the share issuance proposal, (iii) compensatory damages in an unspecified amount and (iv) costs and attorneys’ fees.  The plaintiff had also filed a motion for a preliminary injunction seeking to enjoin the vote on the share issuance proposal until defendants made supplemental disclosures, which the Company provided on September 11, 2015.  Consequently, the plaintiff withdrew her motion for preliminary injunction.  The Company believes that this lawsuit is without merit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Series A, B or C Liberty Broadband common stock during the period.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Amended and Restated Bylaws of Liberty Broadband Corporation (incorporated by reference to Exhibit 3.1 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713) as filed on August 13, 2015).

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

LIBERTY BROADBAND CORPORATION

Date: November 10, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: November 10, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Amended and Restated Bylaws of Liberty Broadband Corporation (incorporated by reference to Exhibit 3.1 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713) as filed on August 13, 2015).

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