Form 10-K
period 2015-12-31
Liberty Broadband Corp
filed 2016-02-12
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty Broadband Corporation computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2015, was $4.7 billion.

The number of outstanding shares of Liberty Broadband Corporation common stock as of January 31, 2016 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	26,176,694	2,467,547	74,672,640

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2016 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY BROADBAND

CORPORATION

2015 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)General Development of Business

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). At 5:00 p.m., New York City time, on November 4, 2014 the Broadband Spin-Off was completed and shares of Liberty Broadband common stock were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable” or “TWC”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

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

•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”), and adverse outcomes from regulatory proceedings;

•	the effects of governmental regulation on our business or potential business combination transactions;
•	any events that disrupt Charter’s networks, information systems or properties and impair its operating activities and negatively impact its reputation;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
•	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
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

Risks Related to the Timer Warner Cable Transaction and the Bright House Transaction

•

the ability of Charter to complete the Time Warner Cable Transaction (as defined in “Item 1. - Business”) and Bright House Transaction ((as defined in “Item 1. - Business”, and together with the Time Warner Cable Transaction, the “Transactions”) and our ability to complete the acquisition of New Charter stock in connection therewith;

•	New Charter’s ability to achieve the synergies and value creation contemplated by the Transactions;
•	New Charter’s ability to promptly, efficiently and effectively integrate acquired operations into its own operations;
•	managing a significantly larger company than before the completion of the Transactions;
•	diversion of management time on issues related to the Transactions;
•	changes in Charter’s, Time Warner Cable’s or Bright House’s businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flows;
•	disruption in the existing business relationships of Charter, Time Warner Cable and Bright House as a result of the Transactions;
•	the increase in indebtedness as a result of the Transactions, which will increase interest expense and may decrease Charter’s operating flexibility;
•

changes in transaction costs, the amount of fees paid to financial advisors, potential termination fees and the potential payments to Time Warner Cable’s and Bright House's executive officers in connection with the Transactions;

•	operating costs and business disruption that may be greater than expected; and
•	the ability to retain and hire key personnel and maintain relationships with providers or other business partners pending completion of the Transactions.

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

(c)Narrative Description of Business

Charter Communications, Inc.

Introduction

Charter is among the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers. Charter’s infrastructure consists of a hybrid of fiber and coaxial cable plant with approximately 12.8 million estimated passings, with 98% at 550 MHz or greater,  99% of plant miles two-way active and 99% of plant all-digital. A national Internet Protocol “IP” infrastructure interconnects Charter’s markets. Charter was organized as a Delaware corporation in 1999.

As of December 31, 2015, Charter served approximately 6.7 million residential and small and medium business customers. Charter sells its video, Internet and voice services primarily on a subscription basis, often in a bundle of two or more services, providing savings and convenience to its customers. As of December 31, 2015 bundled services are available to approximately 98% of Charter’s passings, and approximately 61% of Charter’s customers subscribe to a bundle of services.

Charter served approximately 4.3 million residential video customers as of December 31, 2015.  Charter completed its all-digital rollout in 2014 and substantially all of its markets now offer over 200 HD channels and faster Internet speeds. Charter launched its Charter Spectrum® brand in its all-digital markets.  Digital video enables Charter’s customers to access advanced video services such as high definition (“HD”) television, video on demand programming, an interactive program guide and digital video recorder “DVR” service.

Charter also served approximately 5.2 million residential Internet customers as of December 31, 2015. Its Internet service is available in a variety of download speeds up to 100 megabits per second (“Mbps”),  and up to 120 Mbps in certain markets, and upload speeds of up to 5 Mbps. As of December 31, 2015,  approximately 89% of Charter’s Internet customers have at least 60 Mbps download speed.

Charter provided voice service to approximately 2.6 million residential customers as of December 31, 2015. Its voice services typically include unlimited local and long distance calling to the U.S., Canada and Puerto Rico, plus other features, including voicemail, call waiting and caller ID.

Through Spectrum Business®,  Charter provides scalable, tailored broadband communications solutions to business and carrier organizations, such as video entertainment services, Internet access, business telephone services, data networking and fiber connectivity to cellular towers and office buildings. As of December 31, 2015, Charter served approximately 671,000 small and medium business primary service units (“PSUs”) and 30,000 enterprise PSUs. Charter’s advertising sales division, Spectrum Reach®, provides local, regional and national businesses with the opportunity to advertise in individual markets on cable television networks.

For the year ended December 31, 2015, Charter generated approximately $9.8 billion in revenue, of which approximately 83% was generated from Charter’s residential video, Internet and voice services. Charter also generated revenue from providing video, Internet, voice and fiber connectivity services to commercial businesses and from the sale of advertising. Sales from residential Internet and triple play customers (customers receiving all three service offerings, video, internet and voice) and from commercial services have contributed to the majority of Charter’s recent revenue growth.

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

Time Warner Cable Merger

On May 23, 2015, Charter entered into an Agreement and Plan of Mergers (the “Merger Agreement”) with Time Warner Cable Inc. ("TWC"), CCH I, LLC (“New Charter”), a wholly owned subsidiary of Charter; Nina Corporation I, Inc., Nina Company II, LLC, a wholly owned subsidiary of New Charter; and Nina Company III, LLC, a wholly owned subsidiary of New Charter, pursuant to which the parties will engage in a series of transactions that will result in Charter and TWC becoming wholly owned subsidiaries of New Charter (the “Time Warner Cable Merger”), on the terms and subject to the conditions set forth in the Merger Agreement.  After giving effect to the Time Warner Cable Merger, New Charter will be the new public company parent that will hold the operations of the combined companies.  Upon consummation of the Time Warner Cable Merger, each outstanding share of TWC common stock (other than TWC stock held by Liberty Broadband and Liberty Interactive Corporation (“Liberty Interactive” and together with Liberty Broadband, the "Liberty Parties")), will be converted into the right to receive $100 in cash and shares of New Charter Class A common stock ("New Charter common stock") equivalent to 0.5409 shares of Charter Class A common stock. Each stockholder of TWC will also have the option to elect to receive for each outstanding share of TWC common stock (other than TWC stock held by the Liberty Parties) $115 in cash and shares of New Charter common stock equivalent to 0.4562 shares of Charter common stock.   Upon consummation of the Time Warner Cable Merger, each share of TWC common stock held by the Liberty Parties will be converted into New Charter common stock.  The total enterprise value of TWC based on the estimated value of purchase price consideration is approximately $79 billion, including cash, equity and TWC debt to be assumed. The value of the consideration will fluctuate based on the number of shares outstanding and the market value of Charter's Class A common stock on the acquisition date, among other factors.  In certain circumstances a termination fee may be payable by either Charter or TWC upon termination of the Time Warner Cable Merger as more fully described in the Merger Agreement.

Bright House Transaction

On March 31, 2015, Charter entered into a definitive Contribution Agreement (the “Contribution Agreement”), which was amended on May 23, 2015 in connection with the execution of the Merger Agreement, with Advance/Newhouse Partnership (“A/N”), A/NPC Holdings LLC, New Charter and Charter Communications Holdings, LLC (“Charter Holdings”), our wholly owned subsidiary, pursuant to which Charter would become the owner of the membership interests in Bright House Networks, LLC (“Bright House”) and any other assets (other than certain excluded assets and liabilities and non-operating cash) primarily related to Bright House (the “Bright House Transaction”). At closing, Charter Holdings will pay to A/N approximately $2 billion in cash and issue to A/N convertible preferred units of Charter Holdings with a face amount of $2.5 billion which will pay a 6% coupon, and approximately 34.3 million common units of Charter Holdings that are exchangeable into New Charter common stock on a one-for-one basis with a value of approximately $6 billion.

Liberty Broadband Transactions and Debt Financing for the Time Warner Cable Merger and Bright House Transaction

Assuming that all TWC stockholders (excluding the Liberty Parties) elect the $100 per share cash option, the cash portion of the consideration for the Time Warner Cable Merger is expected to be approximately $28 billion and the cash portion of the Bright House Transaction is approximately $2 billion. In connection with the Time Warner Cable Merger, Charter and Liberty Broadband entered into an investment agreement, pursuant to which Liberty Broadband agreed to invest $4.3 billion in New Charter at the closing of the Time Warner Cable Merger to partially finance the cash portion of the Time Warner Cable Merger consideration. In connection with the Bright House Transaction, Liberty Broadband agreed to purchase at the closing of the Bright House Transaction $700 million of New Charter Class A common stock (or, if the TWC Transaction is not consummated prior to the completion of the Bright House Transaction, Charter Class A common stock).

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

In connection with the Bright House Transaction, Liberty Broadband agreed to purchase at the closing of the Bright House Transaction $700 million of New Charter Class A common stock (or, if the Time Warner Cable Merger is not consummated prior to the completion of the Bright House Transaction, Charter Class A common stock). Liberty Broadband intends to fund its commitment to purchase up to $700 million in shares of New Charter at a per share price of $173.00 (as adjusted) in connection with the Bright House acquisition through cash on hand or other financing. As previously announced, A/N and Liberty Broadband will enter into a proxy agreement, pursuant to which A/N will grant Liberty Broadband a five-year proxy to vote shares of New Charter held by A/N, capped at 7% of New Charter’s outstanding shares. Liberty Broadband is expected to control approximately 25.01% of the aggregate voting power of New Charter following the completion of the Time Warner Cable Merger and the Bright House Transaction and is expected to be New Charter’s largest stockholder.

Charter expects to finance the remaining cash portion of the purchase price of the Time Warner Cable Merger and Bright House Transaction with additional indebtedness and cash on the companies’ balance sheets.  In 2015, Charter issued $15.5 billion CCO Safari II, LLC ("CCO Safari II") senior secured notes, $3.8 billion CCO Safari III, LLC ("CCO Safari III") senior secured bank loans and $2.5 billion CCOH Safari, LLC ("CCOH Safari") senior unsecured notes.  Charter has remaining commitments of approximately $2.7 billion from banks to provide incremental senior secured term loan facilities and senior unsecured notes, as well as an incremental $1.7 billion revolving facility. In addition, the bank commitments provide for a $4.3 billion bridge facility if all TWC stockholders (other than the Liberty Parties) elect the $115 per share cash option, in the event Charter is unable to issue senior unsecured notes in advance of the closing of the Time Warner Cable Merger.

Transaction-Related Commitments

Charter has agreed to certain commitments that will be effective upon the consummation of the TWC Transaction and Bright House Transaction, including commitments in connection with the approval of the TWC Transaction and Bright House Transaction by the State of New York and commitments made to certain leading civil rights/leadership organizations. The commitments to the State of New York include commitments regarding low-income broadband offerings, maintaining existing TWC low price service offerings for a period of time after closing, building out Charter’s networks to currently unserved areas in New Charter’s footprint, enhancing broadband speeds, maintaining certain New York customer facing jobs, and investing in and enhancing customer service. The commitments to the civil rights/leadership organizations include building upon existing diversity efforts in the area of corporate governance, commitments related to employment and workforce recruitment, procurement, programming, and philanthropy and community investment, appointing one African American, one Asian American/Pacific Islander and one Latino American to Charter’s Board of Directors within two years of the close of the transaction, appointing a Chief Diversity Officer, hiring at least 10,000 new employees from the diverse communities in which New Charter will operate, working with minority-serving organizations to significantly increase spending with minority-owned business enterprises and identifying opportunities to work with minority-owned professional business, and various commitments to expand carriage and extend programming agreements on African American, Asian American and Latino programming. Charter may enter into additional commitments in connection with the Time Warner Cable Merger and Bright House Transaction.

Stockholder Approval

The Time Warner Cable Merger was approved by stockholders of both Charter and Time Warner Cable during September 2015 and is subject to regulatory approval and other customary conditions to closing. The Bright House Transaction is subject to several conditions, including the completion of the Time Warner Cable Merger (subject to certain exceptions if Time Warner Cable enters into another sale transaction) and regulatory approval.

Regulatory Approval Process

Charter has made all of the necessary filings of applications for the Time Warner Cable Merger and the Bright House Transaction.  The FCC comment cycle closed mid-November, and Charter is working closely with the FCC and the Department of Justice to make sure they have all the information they need to evaluate the merits of the transactions.  The FCC’s informal 180-day clock for approval will run to March 25, 2016 although the FCC could stop and restart the clock later if they determined to do so. Charter has received approval or authorization from all necessary state authorities except California, Hawaii and New Jersey with California currently having a schedule indicating an order being issued in June 2016.  Charter has filed a motion in California seeking to expedite the timing of the California proceeding although Charter cannot predict the outcome of its efforts to seek an earlier decision. Charter has obtained approvals exceeding the threshold closing condition for franchise authorities approving the transactions.  Charter has raised or received commitments for all of the acquisition financing, and Charter will be

operationally ready to close upon obtaining regulatory approvals.    Charter expects the closing to occur in the second quarter of 2016 subject to regulatory approval and other closing conditions.

Comcast Transactions

On April 25, 2014, Charter entered into a binding definitive agreement (the “Comcast Transactions Agreement”) with Comcast Corporation (“Comcast”), which contemplated the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Comcast Transactions”).  Pursuant to the terms of the Comcast Transactions Agreement, Comcast had the right to terminate the Comcast Transactions Agreement upon termination of the merger agreement among Comcast, TWC and Tango Acquisition Sub, Inc. (the “Comcast Merger Agreement”).  On April 24, 2015, Comcast and TWC terminated the Comcast Merger Agreement, and Comcast delivered a notice of termination of the Comcast Transactions Agreement to Charter (the “Termination Notice”).  As a result of the termination, proceeds from the issuance of $3.5 billion aggregate principal amount of CCOH Safari notes and $3.5 billion aggregate principal amount of CCO Safari, LLC ("CCO Safari") Term G Loans ("Term G Loans"), which were held in escrow and intended to fund the closing of the Comcast Transactions, were utilized to settle the related debt obligation in April 2015.

Products and Services

Through its hybrid fiber and coaxial cable network, Charter offers its customers traditional cable video services, as well as advanced video services (such as video on demand, HD television, and DVR service), Internet services and voice services. Charter’s voice services are primarily provided using voice over Internet Protocol (“VoIP”) technology, to transmit digital voice signals over its systems. Charter’s video, Internet, and voice services are offered to residential and commercial customers on a subscription basis, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and the equipment necessary to receive the services.

Video Services

In 2015, residential video services represented approximately 47% of Charter’s total revenue. Charter’s video service offerings include the following:

•

Video.    Substantially all of Charter’s video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels, such as weather, shopping and religious programming, along with a digital set-top box that provides an interactive electronic programming guide with parental controls, access to pay-per-view channels, including video on demand (available nearly everywhere), digital quality music channels and the option to also receive a cable card. Customers have the option to purchase additional tiers of services including premium channels which provide original programming, commercial-free movies, sports, and other special event entertainment programming.

•

Video OnDemand, Subscription OnDemand and Pay-Per-View.  In most areas, Charter offers video on demand service which allows customers to select from 10,000 or more titles at any time. Video on demand includes standard definition, HD and three dimensional (“3D”) content. Video on demand programming options may be accessed for free if the content is associated with the customer’s linear subscription, or for a fee on a transactional basis. Video on demand services may also be offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per-event basis to view a single showing of a recently released movie, a one-time special sporting event, music concert, or similar event on a commercial-free basis.

•

High Definition Television.  HD television offers Charter’s digital customers nearly all video programming at a higher resolution to improve picture and audio quality versus standard basic or digital video images. Charter’s all-digital transmission of channels allows it to offer more than 200 HD channels in substantially all of its markets. Charter is also rolling out HD auto-tune in its markets which is a feature that ensures HD set-tops tune to the HD version of a channel even when the standard definition version is selected.

•

Digital Video Recorder.  DVR service enables customers to digitally record programming and to pause and rewind live programming. Charter customers may lease multiple DVR set-top boxes to maximize recording capacity on multiple televisions in the home. Most Charter customers also have the ability to program their DVR’s remotely via the Spectrum TV App or its website.
•

Spectrum TV App on Mobile Devices.  The Spectrum TV App enables Charter video customers to search and discover content on a variety of customer owned devices, including the iPhone®, iPad®, and iPod Touch®, as well as the most popular Android™ based tablets. The Spectrum TV App allows customers to watch over 150 channels of cable TV and use the device as a remote to control their digital set-top box while in their home. It also allows customers the ability to browse Charter’s program guide, search for programming, and schedule DVR recordings from inside and outside the home. Charter’s online offerings include many of its largest and most popular networks. Customers now have the ability to view OnDemand programming within the Spectrum TV App and can download programming directly to their device to view anytime, anywhere, even without an Internet connection. Charter also currently offers content already available online through Charter.net and via programmer authenticated applications and websites such as HBO Go® and WatchESPN®.

•

Spectrum TV App on Immobile Devices.  Charter launched the Spectrum TV App on Roku devices in 2015.  This application enables all Charter video customers with a Roku device to watch live linear programming via the Spectrum TV App.

•

Spectrum Guide®.  In certain markets, Charter has launched Spectrum Guide®, a network or “cloud” based user interface with a similar look and feel of the Spectrum TV App.  Spectrum Guide® is designed to enable Charter’s customers to enjoy a common user interface with a state-of-the-art video experience on all of its existing and future set-top boxes.  Spectrum Guide® was initially introduced in 2014 and Charter plans to continue to deploy and enhance this technology in 2016.

Internet Services

In 2015, residential Internet services represented approximately 31% of Charter’s total revenue. Approximately 96% of Charter’s estimated passings have available DOCSIS 3.0 wideband technology, allowing Charter to offer its residential customers multiple tiers of Internet services with download speeds of up to 100 Mbps, and up to 120 Mbps in certain markets. Since going all-digital, Charter’s base Internet download speed offering is 60 Mbps, and 100 Mbps in certain markets. Charter’s Internet portal, Charter.net, provides multiple e-mail addresses.  Finally, Charter Security Suite is included with Charter’s Internet services and, upon installation by customers, provides protection from computer viruses and spyware and provides parental control features.

Accelerated growth in the number of IP devices and bandwidth used in homes has created a need for faster speeds and greater reliability.  Charter is focused on providing services to fill those needs.  Charter offers an in-home WiFi product permitting customers to lease a high performing wireless router to maximize their wireless Internet experience. In 2015, in anticipation of new geographies and offered commitments in the Time Warner Cable Merger and Bright House Transaction, Charter launched an out-of-home WiFi service (“Spectrum WiFi”) in four market areas permitting Internet customers to access the Internet at designated "hot spots" within a particular market.  This service is available at no charge to Charter’s Internet customers.

Voice Services

In 2015, residential voice services represented approximately 6% of Charter’s total revenue. Charter provides voice communications services using VoIP technology to transmit digital voice signals over its network. Charter’s voice service includes unlimited local and long distance calling to the United States, Canada and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute or through packages of minutes per month. For Charter voice and video customers, caller ID on TV is also available in most areas.

Commercial Services

In 2015, commercial services represented approximately 12% of Charter’s total revenue. Commercial services offered through Spectrum Business include scalable broadband communications solutions for businesses and carrier organizations of all sizes such as Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

•

Small and Medium Business.  Charter offers basic coax service primarily to small (1 - 19 employees) and medium (20-199) employees businesses similar to its residential offerings. Spectrum Business includes a full range of video programming tiers and music services, coax Internet speeds of up to 100 Mbps downstream, 200 Mbps in certain markets, and up to 7 Mbps upstream in its DOCSIS 3.0 markets. Spectrum Business also includes a set of business cloud services including web hosting, e-mail and security, and multi-line telephone services with more than 30 business features including web-based service management.

•

Enterprise Solutions.    Charter offers fiber or complex services to medium and large (200+ employees) businesses including fiber Internet with symmetrical speeds of up to 10 Gbps and voice trunking services such as Primary Rate Interface (“PRI”) and Session Initiation Protocol (“SIP”) Trunks which provide higher-capacity voice services.   Charter also offers Metro Ethernet service that connects two or more locations for commercial customers with geographically dispersed locations with services up to 10 Gbps.  Metro Ethernet service can also extend the reach of the customer's local area network (“LAN”) within and between metropolitan areas.  In addition to the above, Charter offers large businesses with multiple sites more specialized solutions such as custom fiber networks and Metro and long haul Ethernet.  Charter also offers high-capacity last-mile data connectivity services to wireless and wireline carriers, Internet Service Providers (“ISPs”) and other competitive carriers on a wholesale basis.

Advertising Services

In 2015, sales of advertising represented approximately 3% of Charter’s total revenue. Charter’s advertising sales division, Spectrum Reach®, provides local, regional and national business with the opportunity to advertise in individual markets on cable television networks. Charter receives revenue from the sale of local advertising on digital advertising networks and satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, Charter generally inserts local advertising on over 50 channels. In most cases, the available advertising time is sold by Charter’s sales force, however in some markets, Charter enters into representation agreements with contiguous cable system operators under which another operator in the area will sell advertising on its behalf for a percentage of the revenue. In some markets, Charter sells advertising on behalf of other operators.

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

Pricing of Charter’s Products and Services

Charter’s revenue is derived principally from the monthly fees customers pay for the services it provides. Charter typically charges a one-time installation fee which is sometimes waived or discounted during certain promotional periods. The prices Charter charges for its products and services vary based on the level of service the customer chooses and in some cases the geographic market. In accordance with FCC rules, the prices Charter charges for video cable-related equipment, such as set-top boxes and remote control devices, and for installation services, are based on actual costs plus a permitted rate of return in regulated markets.

Charter’s pricing and packaging approach emphasizes the triple play products of video, Internet and voice services and combines Charter’s most popular and competitive services in core packages at what Charter believes is a fair price.

Charter’s Network Technology and Customer Premise Equipment

Charter’s network includes three components: the national backbone, regional/metro networks and the “last-mile” network. Both Charter’s national backbone and regional/metro network components utilize or plan to utilize a redundant IP ring/mesh architecture. The national backbone provides connectivity from the regional demarcation points to nationally centralized content, connectivity and services. The regional/metro network components provide connectivity between the regional demarcation points and headends within a specific geographic area and enable the delivery of content and services between these network components.

Charter’s last-mile network utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable. In most systems, Charter delivers its signals via fiber optic cable from the headend to a group of nodes, and uses coaxial cable to deliver the signal from individual nodes to the homes served by that node. For Charter’s fiber Internet, Ethernet, carrier wholesale, SIP and PRI commercial customers, fiber optic cable is extended from the individual nodes all the way to the customer’s site. Charter’s design standard is six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services. This design standard allows these strands to be utilized for additional residential traffic capacity, and enterprise customer needs as they arise. Charter believes that this hybrid network design provides high capacity and signal quality. The design also provides two-way signal capabilities for the support of interactive services.

HFC architecture benefits include:

•	bandwidth capacity to enable traditional and two-way video and broadband services;
•	dedicated bandwidth for two-way services; and
•	signal quality and high service reliability.

Approximately 98% of Charter’s estimated passings are served by systems that have bandwidth of 550 megahertz or greater and 99% are two-way activated as of December 31, 2015. This bandwidth capacity enables Charter to offer digital television, Internet services, voice services and other advanced video services.

In 2014, Charter completed its transition from analog to digital transmission of the channels it distributes which allows Charter to recapture bandwidth. The all-digital platform enables Charter to offer a larger selection of HD channels, faster Internet speeds and better picture quality while providing greater plant security and lower transaction costs.

For set-top boxes, Charter is implementing a video conditional access strategy utilizing its downloadable security on a set-top box specified by Charter which can be manufactured by many different manufacturers. As Charter rolls out downloadable security, it will utilize the Worldbox, and Charter is introducing Spectrum Guide®  in parallel to all box types with cable card and downloadable security.  Worldbox, by utilizing downloadable security along with the introduction of Spectrum Guide®, has reduced Charter’s incremental set-top box costs and allows for a consistent service for all of its customers and on all of their televisions with a service that is rich in HD, has modern search and discovery features and is capable of improved implementation of future enhancements.

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

Charter continues to focus on improving the customer experience through enhanced product offerings, reliability of services, and quality of customer care.  Charter has in-house domestic call centers that handle over 85% of its calls.  The centers are managed centrally to ensure a consistent and satisfying customer experience. Charter also provides customers with the opportunity to interact with us through a variety of forums in addition to traditional telephonic communications, including on-line and chat.   Charter utilizes its web portals to enable customers to order and upgrade services, manage their accounts, and leverage tools for self-care. Charter’s services include a new and improved Internet portal, Charter.net, making it easier for customers to manage their account, seek self-help and watch TV online.

Charter’s marketing strategy emphasizes its bundled services through targeted direct response marketing programs to existing and potential customers and increases awareness and value of the Charter brand. In 2014, Charter rolled out Charter Spectrum®, Charter’s new, national brand platform. Charter Spectrum® represents Charter’s combined video, Internet and voice offering for residential customers. This new brand reflects Charter’s comprehensive approach to industry-leading products, driven by speed, performance and innovation. Charter’s marketing organization creates and executes marketing programs intended to increase customers, retain existing customers and cross-sell additional products to current customers.  Charter monitors the effectiveness of its marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, to increase our responsiveness to its customers.  Charter’s marketing organization also manages and directs several sales channels including direct sales, on-line, outbound telemarketing and Charter stores.

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

Costs

Programming is usually made available to Charter for a license fee, which is generally paid based on the number of customers to whom Charter makes such programming available. Programming costs are usually payable each month based on calculations performed by it and are generally subject to annual cost escalations and may be subject to audits by the programmers. Programming license fees may include “volume” discounts available for higher numbers of customers, as well as discounts for channel placement or service penetration. Some channels are available without cost to Charter for a limited period of time, after which Charter pays for the programming. For home shopping channels, Charter receives a percentage of the revenue attributable to its customers’ purchases, as well as, in some instances, incentives for channel placement. Charter also offers pay per view channels of movies and events that are subject to revenue split with the content provider.

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

Over the past several years, increases in Charter’s video service rates have not fully offset increasing programming costs, and with the impact of increasing competition and other marketplace factors, Charter does not expect them to do so in the foreseeable future. Although Charter passes along a portion of amounts paid for retransmission consent to the majority of its customers, its inability to fully pass these programming cost increases on to its video customers has had and is expected in the future to have an adverse impact on Charter’s cash flow and operating margins associated with the video product. In order to mitigate reductions of Charter’s operating margins due to rapidly increasing programming costs, Charter continues to review its pricing and programming packaging strategies, and plans to continue to migrate certain program services from its more highly penetrated levels of service to its less highly penetrated tiers as contracts permit, remove underperforming services and limit the launch of non-essential, new networks.

Charter has programming contracts that have expired and others that will expire at or before the end of 2016. Charter will seek to renegotiate the terms of these agreements. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that Charter is unable to reach agreement with certain programmers on terms that it believes are reasonable, Charter has been, and may in the future be, forced to remove such programming channels from its line-up, which may result in a loss of customers.

Franchises

As of December 31, 2015, Charter’s systems operated pursuant to a total of approximately 3,300 franchises, permits, and similar authorizations issued by local and state governmental authorities. Such governmental authorities often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require Charter to pay the granting authority up to 5.0% of revenue as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. Charter is entitled to and generally does pass this fee through to the customer.

Prior to the scheduled expiration of most franchises, Charter generally initiates renewal proceedings with the granting authorities. This process usually takes three years but can take a longer period of time. The Communications Act of 1934, as amended (the “Communications Act”), which is the primary federal statute regulating interstate communications, provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as building out certain of the franchise areas, customer service requirements, and supporting and carrying public access channels. Historically Charter has been able to renew its franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. If Charter fails to obtain renewals of franchises representing a significant number of its customers, it could have a material adverse effect on Charter’s consolidated financial condition, results of operations, or its liquidity, including Charter’s ability to comply with its debt covenants.

Markets

Charter operates in geographically diverse areas which are organized in regional clusters. These markets are managed centrally on a consolidated level. Charter’s  11 markets areas and the customer relationships within each market as of December 31, 2015 are as follows (in thousands):

Total
Customer
Key Market Area	Relationships
California	705
Carolinas/Virginia	1,010
Central States	696
Michigan	696
Minnesota/Nebraska	375
Mountain States	409
New England	384
Northwest	583
Tennessee/Louisiana	956
Texas	228
Wisconsin	632

Ownership Interests

We own an approximate 26% ownership interest in Charter. Under the stockholders agreement with Liberty assigned to Liberty Broadband in the Broadband Spin-Off (the “Charter Stockholders Agreement”), we have the right to nominate four directors to the Charter board of directors, subject to certain exclusions and requirements. We also have the right to cause one of our nominees to serve on the nominating and corporate governance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees. In connection with the Bright House Transaction, on May 23, 2015, we entered into an Amended and Restated Stockholders Agreement with Charter, New Charter and A/N (the “Second Amended and Restated Stockholders Agreement”), which continues to provide us with board nomination rights.

TruePosition, Inc.

TruePosition was incorporated on November 24, 1992. TruePosition develops and markets technology for locating wireless phones and other wireless devices on a cellular network, enabling wireless carriers to provide public safety E-9-1-1 services domestically and to enhance services in support of commercial applications, national security and law enforcement worldwide. “E-9-1-1” refers to a series of FCC mandates requiring wireless carriers to implement and continuously improve the ability to locate callers requesting emergency services.  Prior to 2015, TruePosition’s location offering was a passive network overlay system using its patented U-TDOA technology. In 2015, TruePosition ceased making further investment in its U-TDOA based product offering and commenced the development and marketing of TrueFix, a location offering which is an extension of Skyhook’s WiFi location technology (discussed below) that determines the location of a wireless device by matching received WiFi signals to the known locations of WiFi access points contained in a proprietary reference database. TruePosition’s location system calculates the latitude and longitude of a designated wireless telephone or transmitter and forwards the information in real time to application software. Future enhancements, including reverse geo-coding and integration with a National Emergency Address Database, may lead to refining the device location information to include a specific street address.

TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records for wireless phones and other wireless devices on a cellular network and from the design, installation, testing and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support. Since 2012, TruePosition has been largely dependent on one wireless carrier, which accounted for approximately 80% - 90% of TruePosition’s overall revenue through December 31, 2015. During September 2015, this customer gave notice that it planned to discontinue use of TruePosition’s existing U-TDOA based technology and did not intend to renew its contract, which expired on December 31, 2015. The loss of this customer will have a material adverse effect on TruePosition’s business until the TrueFix business can be established.

TruePosition’s location systems compete against a number of suppliers of both WiFi based technology solutions and other satellite and terrestrial based location technology offerings. In addition, there are a number of new location technologies in development which may further increase competition to be a location solution for new air interfaces and to meet more stringent accuracy standards.

On February 14, 2014, TruePosition completed the acquisition of Skyhook.  Skyhook operates a global location network with more than 1 billion geolocated WiFi access points, providing hybrid wireless positioning technology and contextual location intelligence solutions worldwide.  The large amount of data collected by Skyhook powers all of its products and provides Skyhook the ability to offer location and geo-informed context to any mobile app or device.  Skyhook's location-based context solutions provide a way for companies and agencies to understand consumers' mobile behavior and improve mobile customer experience, while also allowing advertisers to reach their audiences in new and relevant ways. Skyhook earns revenue from device manufacturers and application providers by enabling devices and applications to access and utilize location information from Skyhook’s location system. One of Skyhook’s significant customers did not renew its contract for 2015. As a result, Skyhook's revenue growth during 2015 was lower than anticipated.

Regulatory Matters

Charter

The following summary addresses the key regulatory and legislative developments affecting the cable industry and Charter’s three primary services for both residential and commercial customers: video service, Internet service, and voice service. Cable system operations are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments. A failure to comply with these regulations could subject Charter to substantial penalties. Charter’s business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and are likely to do so again in the future.

Video Service

Must Carry/Retransmission Consent

There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Congress passed legislation in 2014 imposing certain restrictions on broadcasters’ exercise of retransmission consent authority and directing the FCC to review aspects of its existing retransmission consent rules.  That FCC review is on-going. Popular stations invoking “retransmission consent” have been demanding substantial compensation increases in their recent negotiations with cable operators, thereby significantly increasing Charter’s operating costs.

Cable Equipment

In 1996, Congress enacted a statute requiring the FCC to adopt regulations designed to assure the development of an independent retail market for “navigation devices,” such as cable set-top boxes. As a result, the FCC required cable operators to make a separate offering of security modules (i.e., a “CableCARD”) that can be used with retail navigation devices. Some of the FCC’s rules requiring support for CableCARDs were vacated by the United States Court of Appeals for the District of Columbia (“D.C. Circuit”) in 2013.  The FCC had also adopted an “integration ban,” which had required cable operators to use CableCARDs in all of their new set-top boxes.  In 2013, Charter received a two-year waiver from the FCC’s “integration ban,” on the condition that Charter meet certain milestones regarding downloadable security by the end of the waiver period.  In December 2014, as part of the Satellite Television Extension and Localism Act Reauthorization Act of 2014 (“STELAR”), Congress repealed the integration ban, effective December 4, 2015.  STELAR also directed the FCC to establish a “working group of technical experts” to identify and report on downloadable security design options that are not unduly burdensome and that promote competition with respect to the availability of navigation devices.  That group issued its report in August 2015, and comments on the report were subsequently filed at the FCC.  The expert report identified alternative proposals, but no consensus recommendation, for FCC action.  On January 27, 2016, the FCC Chairman announced that he had circulated a Notice of Proposed Rulemaking to the other FCC commissioners for vote on February 18, 2016 and outlined his proposal regarding navigation devices.  If adopted, the Chairman’s proposal would require Charter to allow navigation devices on its network if the navigation devices meet standards to be developed by a third party standard setting body envisioned by the proposed rules regardless of the manufacturer of the device.  It remains uncertain what rules, if any, will ultimately be adopted and what operating or financial impact any such rules might have on Charter, including on the security of the content Charter obtains from programmers that is delivered over any third party navigation device, customer privacy and the user experience.

Privacy and Information Security Regulation

The Communications Act limits Charter’s ability to collect and disclose subscribers’ personally identifiable information for its video, voice, and Internet services and imposes requirements to safeguard such information. Charter is subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer, subscriber and employee information. Further, the FCC, the Federal Trade Commission “FTC”, and many states regulate and restrict the marketing practices of cable operators, including telemarketing and online marketing efforts. Various federal agencies, including the FTC, are now considering new restrictions affecting the use of personal and profiling data for online advertising. Charter’s operations are also subject to federal and state laws governing information security. In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures.  The FCC has used the existing authority under its privacy and security requirements for telecommunications services to bring enforcement actions against several companies (including one cable operator) for failing to protect customer data from unauthorized access by and disclosure to third parties, with settlements resulting in substantial monetary penalties.  Similarly, the FTC and state attorneys general regularly bring enforcement actions against companies related to information security breaches and privacy violations.  Congress and several state legislatures are considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for Charter’s business.

In 2014, the National Institute for Standards and Technologies (“NIST”), in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure, released a voluntary framework that provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business.  The NIST cybersecurity framework was directed by an Executive Order and a Presidential Policy Directive issued in 2013, and it is designed to supplement, not supersede, existing cybersecurity regulations and requirements.  Several government agencies have encouraged compliance with the NIST cybersecurity framework, including the FCC, which is also considering expansion of its cybersecurity guidelines or the adoption of cybersecurity requirements.

MDUs / Inside Wiring

The FCC has adopted a series of regulations designed to spur competition with established cable operators in multi-dwelling unit (“MDU”) complexes. These regulations allow Charter’s competitors to access certain existing cable wiring inside MDUs. The FCC also adopted regulations limiting the ability of established cable operators, like Charter, to enter into exclusive service contracts for MDU complexes.

Pole Attachments

The Communications Act requires most utilities owning utility poles to provide cable systems with access to poles and conduits and subjects the rates charged for this access to either federal or state regulation. In 2011 and again in 2015, the FCC amended its pole attachment rules to promote broadband deployment.  The 2011 order allows for new penalties in certain cases involving unauthorized attachments, but generally strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms, and conditions.  Additionally, the 2011 order reduces the federal rate formula previously applicable to “telecommunications” attachments to closely approximate the rate formula applicable to “cable” attachments.  The 2015 order continues the reconciliation of rates, effectively closing the remaining “loophole” that potentially allowed for significantly higher rates for telecommunications than for “cable” attachments in certain scenarios. Neither the 2011 order nor the 2015 order directly affect the rate in states that self-regulate (rather than allow the FCC to regulate pole rates), but many of those states have substantially the same rate for cable and telecommunications attachments.

Although the 2011 and 2015 orders do not impact the status quo treatment of cable-provided VoIP service as an unclassified service eligible for the favorable cable rate, the issue has not been fully resolved by the FCC, and a potential change in classification in a pending proceeding could adversely impact Charter’s pole attachment rates in states or for periods of time in which the cable rate is or was lower than the telecommunications rate.  Additionally,  although the FCC’s 2015 reclassification of broadband Internet access as a telecommunications service also set forth the FCC’s intention that pole rates not increase as result, that reclassification ruling could adversely impact Charter’s pole attachment rates in states or for periods of time in which the cable rate is or was lower than the telecommunications rate.

Cable Rate Regulation

Federal law strictly limits the potential scope of cable rate regulation.  Pursuant to federal law, all video offerings are universally exempt from rate regulation, except for a cable system’s minimum level of video programming service, referred to as “basic service,” and associated equipment.  Rate regulation of basic service and associated equipment operates pursuant to a federal formula, with local governments, commonly referred to as local franchising authorities, primarily responsible for administering this regulation.  The majority of Charter’s local franchising authorities have never certified to regulate basic service cable rates.  In 2015, the FCC adopted an order (which is now under appeal) reversing its historic approach to rate regulation certifications and requiring a local franchise authority interested in regulating cable rates to first make an affirmative showing that there is no “effective competition” (as defined under federal law)  in the community.  Very few local franchise authorities have filed the necessary rate regulation certification, and the FCC’s 2015 order should make it more difficult for such entities to assert rate regulation in the future.

There have been calls to impose expanded rate regulation on the cable industry. Confronted with rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming. Any such constraints could adversely affect Charter’s operations.

Access Channels

Local franchise agreements often require cable operators to set aside certain channels for public, educational, and governmental access programming. Federal law also requires cable systems to designate up to 15% of their channel capacity for commercial leased access by unaffiliated third parties, who may offer programming that Charter’s customers do not particularly desire. The FCC adopted revised rules in 2007 mandating a significant reduction in the rates that operators can charge commercial leased access users and imposing additional administrative requirements that would be burdensome on the cable industry. The effect of the FCC’s  revised rules was stayed by a federal court, pending a cable industry appeal and an adverse finding by the Office of Management and Budget. Although commercial leased access activity historically has been relatively limited, increased activity in this area could further burden the channel capacity of Charter’s cable systems.

Other FCC Regulatory Matters

FCC regulations cover a variety of additional areas, including, among other things: (1) equal employment opportunity obligations; (2) customer service standards; (3) technical service standards; (4) mandatory blackouts of certain network and syndicated programming; (5) restrictions on political advertising; (6) restrictions on advertising in children's programming; (7) licensing of systems and facilities; (8) maintenance of public files; (9) emergency alert systems; and (10) disability access, including requirements governing video-description and closed-captioning.  Each of these regulations restricts Charter’s business practices to varying degrees and may impose additional costs on Charter’s operations.

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

Franchise Matters

Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of cable franchises vary significantly between jurisdictions. Cable franchises generally contain provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, and changes in the ownership of the franchisee. A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law caps local franchise fees and includes renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal. Even if a franchise is renewed, however, the local franchising authority may seek to impose new and more onerous requirements as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system, the local franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.

The traditional cable franchising regime has undergone significant change as a result of various federal and state actions. The FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce certain franchising burdens for these new entrants. The FCC adopted more modest relief for existing cable operators.

At the same time, a substantial number of states have adopted new franchising laws.  Again, these laws were principally designed to streamline entry for new competitors, and they often provide advantages for these new entrants that are not immediately available to existing cable operators.  In many instances, these franchising regimes do not apply to established cable operators until the existing franchise expires or a competitor directly enters the franchise territory.

Internet Service

On February 26, 2015, the FCC adopted an order that: (1) reclassified broadband Internet service as a Title II service, (2) applied certain existing Title II provisions and associated regulations (including requiring that rates and practices be just, reasonable, and nondiscriminatory, allowing complaints in court and before the FCC, imposing privacy and disability obligations, and providing broadband providers with access to poles and conduits), (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary, and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization, and unreasonable interference with the ability of end users and edge providers to reach each other. The order also subjected broadband providers’ Internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. The order has been challenged by multiple parties in the D.C. Circuit, but the rules are currently in effect. The D.C. Circuit is expected to rule on the challenge in 2016. The FCC is also considering the appropriate regulatory framework for VoIP service, including whether that service should be regulated under Title II. Charter has made certain commitments to comply with the FCC’s order in connection with the FCC’s review of Charter’s pending TWC Transaction and Bright House Transaction.

As the Internet has matured, it has become subject to increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections, defamation liability, taxation, obscenity, and unsolicited commercial e-mail. Charter’s Internet services are subject to the Communications Assistance for Law Enforcement Act (“CALEA”) requirements regarding law enforcement surveillance. These funding requirements could impose significant new costs on Charter’s high-speed Internet service.  Also, the FCC and some state regulatory commissions direct certain subsidies to telephone companies deploying broadband to areas deemed to be “unserved” or “underserved.”  Charter has opposed such subsidies when directed to areas that Charter serves.  State and local governmental organizations have also adopted Internet-related regulations.  These various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, and taxation.

The FCC is considering whether online video distributors (“OVDs”) that offer programming to customers with a broadband Internet connection should be classified as multichannel video programming distributors (“MVPDs”), and thereby obtaining the benefit of the program access protections available to MVPDs, as well as becoming subject to some of the regulatory requirements applicable to MVPDs.  The outcome of this proceeding, which could impact how OVDs compete in the future with traditional cable service, cannot be determined at the current time.

On January 29, 2015, the FCC, in a nation-wide proceeding evaluating whether “advanced broadband” is being deployed in a reasonable and timely fashion, increased the minimum connection speeds required to qualify as advanced broadband service to 25 Mbps for downloads and 3 Mbps for uploads.  As a result, the FCC concluded that advanced broadband was not being sufficiently deployed and initiated a new inquiry into what steps it might take to encourage broadband deployment. The FCC’s 2016 Broadband Progress Report adopted on January 28, 2016 concluded that advanced broadband is not being deployed to all Americans in a reasonable and timely fashion. The FCC therefore may adopt additional measures affecting our broadband business.  At the same time, the FCC has ongoing proceedings to allocate additional spectrum for advanced wireless service, which could provide additional wireless competition to Charter’s broadband business.

On February 26, 2015, the FCC adopted a memorandum opinion and order (Order) granting two petitions from municipalities in North Carolina and Tennessee, respectively, and preempted the challenged state laws that restrict the ability of municipalities to construct and deploy broadband systems in competition with private offerings. Although the Order only preempts the North Carolina and Tennessee laws at issue, municipalities in other states may seek similar relief.  The Order has been appealed, and Congress might also adopt legislation expressly limiting the FCC’s authority in this area. If the Order is upheld, it could lead to increased competition from municipal-provided broadband.

Voice Service

The Telecommunications Act of 1996 created a more favorable regulatory environment for Charter to provide telecommunications and/or competitive voice services than had previously existed. In particular, it established requirements ensuring that competitive telephone companies could interconnect their networks with those providers of traditional telecommunications services to open the market to competition. The FCC has subsequently ruled that competitive telephone companies that support VoIP services, such as those Charter offers to its customers, are entitled to interconnection with incumbent providers of traditional telecommunications services, which ensures that Charter’s VoIP services can compete in the market. Since that time, the FCC has initiated a proceeding to determine whether such interconnection rights should extend to traditional and competitive networks utilizing IP technology, and how to encourage the transition to IP networks throughout the industry. New rules or obligations arising from these proceedings may affect Charter’s ability to compete in the provision of voice services. In 2011, the FCC released an order, which was affirmed by the Tenth Circuit Court of Appeals in 2014, significantly changing the rules governing intercarrier compensation payments for the termination of telephone traffic between carriers. That change resulted in a substantial decrease in the intercarrier compensation payments Charter receives, and those payments will continue to decrease over the multi-year transition period, which will, however, affect not only the amounts that Charter receives from other carriers but also the amounts that Charter pays to other carriers. The schedule and magnitude of these decreases, however, will vary depending on the nature of the carriers and the telephone traffic at issue, and any further rule changes.

Further regulatory changes are being considered that could impact Charter’s voice business and that of its primary telecommunications competitors. The FCC and state regulatory authorities are considering, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers. The FCC has already determined that certain providers of voice services using IP technology must comply with requirements relating to 911 emergency services (“E-9-1-1”), the CALEA (the statute governing law enforcement access to and surveillance of communications), Universal Service Fund contributions, customer privacy and Customer Proprietary Network Information issues, number portability, network outage reporting, rural call completion, disability access, regulatory fees, and discontinuance of service.  In November 2014, the FCC adopted an order imposing limited back-up power obligations on providers of facilities-based fixed, residential voice services that are not otherwise line-powered, including our VoIP services.  This order becomes effective in February 2016 and requires Charter to disclose certain information to customers and to make back-up power available at the point of sale.  In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as Charter provides, should be regulated only at the federal level. As a result, some states have begun proceedings to subject cable VoIP services to state level regulation,  and at least one state has asserted jurisdiction over our VoIP services.  Charter has filed a legal challenge to that state’s assertion of jurisdiction, which is now pending before a federal district court in Minnesota. Although Charter has registered with, or obtained certificates or authorizations from, the FCC and the state regulatory authorities in those states in which it offers competitive voice services in order to ensure the continuity of its services and to maintain needed network interconnection arrangements, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved.

TruePosition

TruePosition’s wireless phone and device location technology enables wireless carriers, governments and other enterprises to provide E-9-1-1 services domestically and to enhance services in support of commercial applications, national security and law enforcement worldwide. The FCC’s wireless E-9-1-1 rules apply to all wireless licensees, broadband personal communications services licensees, and certain specialized mobile radio licensees. Such carriers must provide a 911 call center, called a local public safety answering point (“PSAP”) under FCC rules, with the telephone number of the originator of a wireless 9-1-1 call and the location of the cell site or base station transmitting the call. In addition, upon a valid request by a PSAP, such carriers must provide more precise information to the PSAP, such as the latitude and longitude of the caller.

The E-9-1-1 location accuracy requirements originally adopted by the FCC in 1996 applied only to 911 calls originating outdoors.  Recognizing the increased use of wireless phones indoors, on January 29, 2015, the FCC adopted indoor location accuracy rules in its Fourth Report and Order in its E-9-1-1 location accuracy proceeding to assist first responders.  Under the new rules, all wireless providers generally must provide horizontal location information with 50 meter accuracy for 40 percent of all wireless 911 calls within two years of the effective date of the Fourth Report and Order (April 30, 2015), and for 80 percent of all wireless calls, within six years of the effective date.  Wireless providers also must meet specific requirements for the provision of vertical location information for wireless 911 calls within three-to-eight years of the effective date.  Smaller wireless providers may have additional time to comply with certain of the horizontal and vertical benchmarks.

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

In terms of competition for customers, Charter views itself as a member of the broadband communications industry, which encompasses multi-channel video for television and related broadband services, such as high-speed Internet, voice, and other interactive video services. In the broadband communications industry, Charter’s principal competitors for video services are direct broadcast satellite (“DBS”) and telephone companies that offer video services. Charter’s principal competitors for high-speed Internet services are the broadband services provided by telephone companies, including both traditional DSL, fiber-to-the-node, and fiber-to-the-home offerings. Charter’s principal competitors for voice services are established telephone companies, other telephone service providers, and other carriers, including VoIP providers. At this time, Charter does not consider other traditional cable operators to be significant competitors in its overall market, as overbuilds are infrequent and geographically spotty (although in any particular market, a cable operator overbuilder would likely be a significant competitor at the local level). Charter could, however, face additional competition from other cable operators if they began distributing video over the Internet to customers residing outside their current territories.

Charter’s key competitors include:

DBS

Direct broadcast satellite is a significant competitor to cable systems. The two largest DBS providers now serve more than 33 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a dish antenna.

Video compression technology and high powered satellites allow DBS providers to offer more than 315 digital channels. In 2015, major DBS competitors were especially competitive with promotional pricing for more basic services. While Charter continues to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation, and multiple units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenue and property tax, leads to greater efficiencies and lower costs in the lower tiers of service. Charter believes that cable-delivered video on demand and subscription video on demand services, which include HD programming, are superior to DBS service, because cable headends can provide communication to deliver many titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. DBS providers have also made attempts at deployment of Internet access services via satellite, but those services have been technically constrained and of limited appeal.

Telephone Companies and Utilities

Incumbent telephone companies, including AT&T, Inc. (“AT&T”) and Verizon Communications Inc. (“Verizon”), offer video and other services in competition with Charter, and Charter expects they will increasingly do so in the future. These companies are able to offer and provide two-way video, data services and digital voice services that are similar to Charter’s in various portions of their networks. In the case of Verizon, its high-speed data services (fiber optic service (“FiOS”)) offer speeds as high as or higher than Charter’s. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on internal estimates, Charter believes that AT&T (excluding DirecTV) and Verizon are offering video services in areas serving approximately 35% and 4%, respectively, of its estimated passings and Charter has experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the multiple dwelling unit (“MDU”) market. When AT&T or Verizon have introduced or expanded their offering of video products in Charter’s market areas, Charter has seen a decrease in its video revenue as AT&T and Verizon typically roll out aggressive marketing and discounting campaigns to launch their products. Moreover, in July 2015, AT&T completed its acquisition of DirectTV, the nation’s largest DBS provider.  This transaction created an even larger competitor for Charter’s video services that has the ability to expand its video service offerings to include bundled wireless offerings.

In addition to incumbent telephone companies obtaining video franchises or alternative video authorizations, they have been successful through various means in reducing or streamlining the video franchising requirements applicable to them. They have had success at the federal and state level in securing FCC rulings and statewide video franchise laws that facilitate telephone company entry into the video marketplace. Because telephone companies have been successful in avoiding or reducing franchise and other regulatory requirements that remain applicable to cable operators like Charter, their competitive posture has been enhanced in some areas. The large scale entry of incumbent telephone companies as direct competitors in the video marketplace has adversely affected the profitability and valuation of Charter’s cable systems.

Most telephone companies, including AT&T and Verizon, which already have plant, an existing customer base, and other operational functions in place (such as billing and service personnel), offer Internet access via traditional DSL service. DSL service allows Internet access to subscribers at data transmission speeds greater than those formerly available over conventional telephone lines. Charter believes DSL service is an alternative to its high-speed Internet service and is often offered at prices lower than its Internet services, although typically at speeds lower than the speeds Charter offers. DSL providers may currently be in a better position to offer voice and data services to businesses since their networks tend to be more extensive in commercial areas. Charter expects DSL to remain a significant competitor to its high-speed Internet services.

Many large incumbent telephone companies also provide fiber-to-the-node or fiber-to-the-home services in select areas of their footprints. Fiber-to-the-node networks can provide faster Internet speeds than conventional DSL, but still cannot typically match Charter’s Internet speeds. Charter’s primary fiber-to-the-node competitor is AT&T’s U-verse. The competition from AT&T U-verse is expected to intensify over time as AT&T completed an expansion in 2015 based on plans announced in late 2012 and entered into additional expansion commitments in connection with its acquisition of DirecTV in 2015. Fiber-to-the-home networks, however, can provide Internet speeds equal to or greater than Charter’s current Internet speeds. Verizon’s FiOS is the primary fiber-to-the-home competitor, although AT&T has also begun fiber-to-the-home builds as well.

Charter’s voice service competes directly with the voice services of incumbent telephone companies and other carriers, including Internet-based VoIP providers, for both residential and commercial voice service customers. Because Charter offers voice services, it is subject to considerable competition from such companies and other telecommunications providers, including wireless providers with an increasing number of consumers choosing wireless over wired telephone services. The telecommunications and voice services industry is highly competitive and includes competitors with greater financial and personnel resources, strong brand name recognition, and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among Charter’s competitors have resulted in providers capable of offering video cable television, Internet, and voice services in direct competition with Charter.

Additionally, Charter is subject to limited competition from utilities and/or municipal utilities (collectively, “Utilities”) that possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises historically granted by state and local authorities. More than one cable system may legally be built in the same area. Franchising authorities may grant a second franchise to another cable operator that may contain terms and conditions more favorable than those afforded to Charter. Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, have in some cases become competitors. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional cable overbuilds by private companies not affiliated with established local exchange carriers, including Google Fiber. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. Charter believes that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area with equal or better service quality, on a more cost-effective basis than Charter can. Any such overbuild operation would require access to capital or access to facilities already in place that are capable of delivering cable television programming. Charter cannot predict the extent to which additional overbuild situations may occur.

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

Internet Delivered Video

Internet access facilitates the streaming of video, including movies and television shows, into homes and businesses. Online video services include those offered by Hulu, Netflix, Amazon and Apple. Increasingly, content owners are using Internet-based delivery of content directly to consumers, some without charging a fee to access the content. Further, due to consumer electronic innovations, consumers are able to watch such Internet-delivered content on televisions, personal computers, tablets, gaming boxes connected to televisions and mobile devices. In 2015, HBO and CBS began selling their programming direct to consumers over the Internet. DISH Network launched Sling TV which includes ESPN among other programming, and Sony launched Playstation Vue which includes 85+ TV channels.  Charter views online video distributors as complementary and has developed a cloud-based guide that can incorporate Internet delivered video. Charter believes some customers have chosen or will choose to receive video over the Internet rather than through its video on demand and subscription video services, thereby reducing Charter’s video revenue which may be offset by increases in Charter’s Internet revenue. Charter cannot predict the impact that Internet delivered video will have on its revenue and adjusted EBITDA as technologies continue to evolve.

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

Other Competitors

Local wireless Internet services operate in some markets using available unlicensed radio spectrum. Various wireless phone companies are now offering third and fourth generation (3G and 4G) wireless high-speed Internet services with fifth generation (5G) and faster services on the horizon. In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer Wi-Fi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi Internet access networks. Operators are also marketing PC cards and “personal hotspots” offering wireless broadband access to their cellular networks. These service options offer another alternative to cable-based Internet access. In addition, certain wireless carriers, including T-Mobile and Verizon, are exempting certain video traffic from data charges thus encouraging video over the Internet.

TruePosition

TruePosition faces competition from a number of suppliers of both WiFi based technology solutions and other wireless location technologies, such as GPS, OTDOA and Terrestrial Beacons, which provide similar location-based product and services to TruePosition. Although TruePosition’s products are in part complementary to GPS, in that UTDOA and WiFi can operate in areas where GPS is not currently available due to lack of connection to satellites, solutions such as OTDOA and Terrestrial Beacons may also operate in environments where GPS signals are blocked. In addition, Skyhook faces competition from Google, HERE and smaller regional or niche market competitors as providers of location-based services, products and contextual information.

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

Charter

As of December 31, 2015, Charter had approximately 23,800 full-time equivalent employees. As of December 31, 2015, approximately 60 Charter employees were represented by collective bargaining agreements. Charter has never experienced a work stoppage.

TruePosition

As of December 31, 2015, TruePosition had approximately 100 full and part-time employees, including Skyhook employees. None of these employees is represented by a labor union or covered by a collective bargaining agreement. Liberty Broadband believes that these employee relations are good.

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

Our ability to meet our current and future financial obligations, including to make debt service obligations under the Margin Loan Agreements (defined below), and other contractual commitments depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our wholly-owned subsidiary TruePosition, any dividends and interest we may receive from our investments, available funds under the Margin Loan Agreements (which was none as of December 31, 2015) and proceeds from any asset sales we may undertake in the future. The proceeds from the rights offering, which closed in the first quarter of 2015, is our current primary source of cash. In addition, the ability of our only operating subsidiary to pay dividends or to make other payments or advances to us depends on its operating results and any statutory, regulatory or contractual restrictions to which it may be or may become subject.

We do not have access to the cash that Charter generates from its operating activities.

Charter generated approximately $2,359 million, $2,359 million and $2,158 million of cash from its operations during the years ended December 31, 2015, 2014 and 2013, respectively. Charter uses the cash it generates from its operations primarily to fund its business operations and to service its debt and other financial obligations. We do not have access to the cash that Charter generates unless Charter declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash (subject to any contractual restrictions on our ability to participate in any such repurchase) or otherwise distributes or makes payments to its stockholders, including us. Historically, Charter has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Charter’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Charter will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In connection with the Broadband Spin-Off, we have outstanding borrowings of $400 million at December 31, 2015 under two margin loan agreements (the “Margin Loan Agreements”) entered into by our wholly owned subsidiary of Liberty Broadband (“BroadbandSPV”). The obligations under the Margin Loan Agreements are guaranteed solely by our company and are secured by a portion of our ownership interest in Charter. Such equity interests are held through BroadbandSPV. The terms of the Margin Loan Agreements limit our company’s ability to secure additional financing on favorable terms, and our cash flow from operations may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time. Our ability to secure additional financing and satisfy our financial obligations will depend upon the operating performance of our subsidiary, TruePosition, the value of our investment in Charter, prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available on desirable terms or at all. If financing is not available when needed or is not available on favorable terms, we may be unable to take advantage of business or market opportunities as they arise, which could have a material adverse effect on our business and financial condition.

We have significant indebtedness, which could adversely affect our business and financial condition.

As discussed above, in connection with the Broadband Spin-Off, we entered into the Margin Loan Agreements as the guarantor with BroadbandSPV as the borrower, pursuant to which BroadbandSPV has outstanding  $400 million at December 31, 2015. As a result of this significant indebtedness, our company may:

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

As discussed above, in connection with the Broadband Spin-Off, we entered into the Margin Loan Agreements as the guarantor with BroadbandSPV as the borrower, pursuant to which BroadbandSPV has outstanding  $400 million and has none available to be drawn at December 31, 2015. The Margin Loan Agreements contain various covenants, including those that limit our ability to, among other things, incur indebtedness by BroadbandSPV, enter into financing arrangements with respect to the portion of stock of Charter pledged to secure the loans under the Margin Loan Agreements, and cause BroadbandSPV to enter into unrelated businesses or otherwise conduct business other than owning common stock of Charter and other assets as permitted under the Margin Loan documents. We may also enter into certain other indebtedness arrangements in the future. The instruments governing such indebtedness, often contain covenants that, among other things, place certain limitations on our ability to incur more debt, exceed specified leverage ratios, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets. Any failure to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business and financial condition.

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

We do not believe we are currently subject to regulation under the Investment Company Act of 1940, because our investment in Charter enables us to exercise significant influence over Charter. We have substantial involvement in the management and affairs of Charter, including through our board nominees.  We nominated four of Charter’s ten current directors.  In connection with the proposed Bright House Transaction, on May 23, 2015, we entered into an Amended and Restated

Stockholders Agreement (the “Second Amended and Restated Stockholders Agreement”) with Charter, New Charter and A/N Partnership, which continues to provide us with board nomination rights. If, however, our investment in Charter were deemed to become passive (such as in the event that our equity interest were significantly diluted and our nominees ceased to serve as directors of Charter), we could become subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting and could restrict our activities going forward. Our restated charter includes a provision that would enable us, at the option of our board of directors, to automatically convert each outstanding share of our Series B common stock into one share of our Series A common stock at such time as we have outstanding less than 20% of the total number of shares of our Series B common stock issued in the Broadband Spin-Off. In addition, if we were to become inadvertently subject to the Investment Company Act of 1940, any violation of this act could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that our contracts would be deemed unenforceable.

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

Charter has a significant amount of debt and may (subject to applicable restrictions in each of its debt instruments) incur additional debt in the future. As of December 31, 2015, Charter’s total principal amount of debt was approximately $35.9 billion including $21.8 billion of debt for which proceeds are held in escrow pending consummation of the Time Warner Cable Merger and the Bright House Transaction.

As a result of this significant indebtedness, Charter may:

•	Be impacted in its ability to raise additional capital at reasonable rates, or at all;
•	Be vulnerable to interest rate increases because approximately 28% of its borrowings are, and may continue to be, subject to variable rates of interest;
•	Be exposed to increased interest expense to the extent it refinances existing debt with higher cost debt;
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

Additionally, the Charter Communications Operating, LLC (“Charter Operating”) credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The breach of any covenants or obligations in its indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing Charter’s long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities, CCO Safari III credit facilities and the holders of the CCO Safari II notes could foreclose on their collateral, which includes equity interests in Charter’s subsidiaries, and exercise other rights of secured creditors.

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

Charter’s ability to service its debt and to fund its planned capital expenditures and ongoing operations will depend on its ability to continue to generate cash flow and its access (by dividend or otherwise) to additional liquidity sources at the applicable obligor. Charter’s ability to continue to generate cash flow is dependent on many factors, including:

•

its ability to sustain and grow revenue and cash flow from operations by offering video, Internet, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in its markets and to maintain and grow its customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;

•

the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line “DSL” providers, video provided over the Internet and providers of advertising over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;
•	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
•	the development and deployment of new products and technologies, including Charter’s cloud-based user interface, Spectrum Guide® and downloadable security for set-top boxes;
•	the effects of governmental regulation on its business or potential business combination transactions; and
•	any events that disrupt Charter’s networks, information systems or properties and impair its operating activities and negatively impact its reputation.

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

Charter’s primary assets are its equity interests in its subsidiaries. Charter’s operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to their debt issuer holding companies for payments on its notes or other obligations in the form of loans, distributions, or otherwise. Charter Operating’s ability to make distributions to Charter, CCO Holdings (comprised of CCO Holdings, LLC and CCO Holdings Capital Corp.), CCOH Safari, LLC (“CCOH Safari”), CCO Safari II, LLC (“CCO Safari II”) or CCO Safari III, LLC (“CCO Safari III”), its other primary debt issuers, to service debt obligations is subject to its compliance with the terms of its credit facilities, and restrictions under applicable law. Under the Delaware Limited Liability Company Act (the “DLLCA”), Charter’s subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the DLLCA. Under fraudulent transfer laws, Charter’s subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While Charter believes that its relevant subsidiaries currently have surplus and are not insolvent, these subsidiaries may become insolvent in the future. Charter’s direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities and the entities that will be issuers and guarantors under the CCO Safari II notes upon consummation of the Time Warner Cable Merger.  CCOH Safari and CCO Holdings are each an obligor under their respective senior notes and CCO Safari III is an obligor under its credit facilities. As of December 31, 2015, Charter’s total principal amount of debt was approximately $35.9 billion.

In the event of bankruptcy, liquidation, or dissolution of one or more of its subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event, the lenders under Charter Operating's credit facilities, the CCO Safari II notes and any other indebtedness of Charter’s subsidiaries whose interests are (or will be following the consummation of the Time Warner Cable Merger) secured by substantially all of Charter’s operating assets, and all holders of other debt of Charter Operating, CCO Safari II, CCO Safari III, CCO Holdings and CCOH Safari will have the right to be paid in full before Charter from any of its subsidiaries' assets.

Some of Charter’s outstanding debt is subject to change of control provisions. It may not have the ability to raise the funds necessary to fulfill its obligations under its indebtedness following a change of control, which would place Charter in default under the applicable debt instruments.

Charter may not have the ability to raise the funds necessary to fulfill its obligations under its notes and its credit facilities following a change of control. Under the indentures governing the CCO Holdings’ notes and CCOH Safari’s notes, upon the occurrence of specified change of control events, the debt issuer is required to offer to repurchase all of its outstanding notes. However, Charter may not have sufficient access to funds at the time of the change of control event to make the required repurchase of the applicable notes and Charter Operating is limited in its ability to make distributions or other payments to any debt issuer to fund any required repurchase. In addition, a change of control under the Charter Operating credit facilities would result in a default under those credit facilities, which would trigger a default under the indentures governing the CCO Holdings’ notes and CCO Safari II notes. Because such credit facilities and notes are obligations of Charter Operating and its subsidiaries, the credit facilities would have to be repaid before Charter Operating’s assets could be available to CCO Holdings or CCOH Safari to repurchase their notes. Any failure to make or complete a change of control offer would place CCO Holdings or CCOH Safari in default under its notes. The failure of Charter’s subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default.

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

Charter’s principal competitors for video services throughout its territory are direct broadcast satellite (“DBS”) providers. The two largest DBS providers are DirecTV (which is owned by AT&T) and DISH Network. Competition from DBS, including intensive marketing efforts with aggressive pricing, exclusive programming and increased HD broadcasting has had an adverse impact on Charter’s ability to retain customers. DBS companies have also expanded their activities in the MDU market.

Telephone companies, including two major telephone companies, AT&T and Verizon, offer video and other services in competition with Charter, and it expects they will increasingly do so in the future. Upgraded portions of these networks carry two-way video, data services and provide digital voice services similar to those provided by Charter. In the case of Verizon, high-speed data services (fiber optic service “FiOS”) offer speeds as high as or higher than Charter’s data services. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on its internal estimates, Charter believes that AT&T (excluding DirecTV) and Verizon are offering video services in areas serving approximately 35% and 4%, respectively, of its estimated passings and it has experienced customer losses in these areas. When AT&T or Verizon have introduced or expanded their offering of video products in Charter’s market areas, Charter has seen a decrease in its video revenue as AT&T and Verizon typically roll out aggressive marketing and discounting campaigns to launch their products. AT&T’s acquisition of DirectTV, the nation’s largest DBS provider, created an even larger competitor for Charter’s video services that has the ability to expand its video service offerings to include bundled wireless offerings.

Due to consumer electronic innovations, content owners are allowing consumers to watch Internet-delivered content on televisions, personal computers, tablets, gaming boxes connected to televisions and mobile devices, some without charging a fee to access the content.  Technological advancements, such as video-on-demand, new video formats, and Internet streaming and downloading, have increased the number of entertainment and information delivery choices available to consumers, and intensified the challenges posed by audience fragmentation. For example, online video services continue to offer consumers alternatives including Hulu, Netflix, Amazon and Apple.  In 2015, HBO and CBS began selling their programming direct to consumers over the Internet.  DISH Network has also launched Sling TV which includes ESPN among other programming, and Sony launched PlayStation Vue which includes more than 85 TV channels.  The increasing number of choices available to audiences could also negatively impact advertisers’ willingness to purchase advertising from Charter, as well as the price they are willing to pay for advertising.

With respect to Charter’s Internet access services, Charter faces competition, including intensive marketing efforts and aggressive pricing, from telephone companies, primarily AT&T and Verizon, and other providers of DSL, fiber-to-the-node and fiber-to-the-home services. DSL service competes with its Internet service and is often offered at prices lower than its Internet services, although often at speeds lower than the speeds Charter offers. Fiber-to-the-node networks can provide faster Internet speeds than conventional DSL, but still cannot typically match Charter’s Internet speeds. Fiber-to-the-home networks, however, can provide Internet speeds equal to or greater than Charter’s current Internet speeds. In addition, in many of its markets, DSL providers have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates. These service bundles offer customers pricing and convenience advantages similar to Charter’s bundles.

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

In order to attract new customers, from time to time Charter makes promotional offers, including offers of temporarily reduced price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also may require it to make capital expenditures to acquire and install customer premises equipment. Customers who subscribe to Charter’s services as a result of these offerings may not remain customers following the end of the promotional period. A failure to retain customers could have a material adverse effect on Charter’s business.

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

Charter is exposed to risks associated with the economic conditions of its current and potential customers, the potential financial instability of its customers and their financial ability to purchase Charter’s products. If there were a general economic downturn, Charter may experience increased cancellations by its customers or to unfavorable changes in the mix of products purchased. These events have adversely affected Charter in the past, and may adversely affect Charter’s cash flow, results of operations and financial condition if a downturn were to occur.

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

Programming has been, and is expected to continue to be, Charter’s largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming. Charter expects programming costs to continue to increase because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, additional programming, including new sports services, out-of-home or non-linear programming and attempts by programmers to replace advertising revenue they are losing to online marketing options and as a result of declining viewership ratings. The inability to fully pass these programming cost increases on to its customers has had an adverse impact on Charter’s cash flow and operating margins associated with the video product. Charter has programming contracts that have expired and others that will expire at or before the end of 2016. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that Charter is unable to reach agreement with certain programmers on terms that it believes are reasonable, Charter may be forced to remove such programming channels from its line-up, which could result in a further loss of customers.

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

Charter depends on third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of its services. Charter obtains these materials from a limited number of vendors, some of which do not have a long operating history or which may not be able to continue to supply the equipment and services it desires. Some of Charter’s hardware, software and operational support vendors, and service providers represent its sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment or services it needs in a timely manner, at its specifications and at reasonable prices, Charter’s ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay its ability to serve its customers. These events could materially and adversely affect Charter’s ability to retain and attract customers, and have a material negative impact on its operations, business, financial results and financial condition. A limited number of vendors of key technologies can lead to less product innovation and higher costs. Charter’s cable systems have historically been restricted to using one of two proprietary conditional access security systems, which it believes has limited the number of manufacturers producing set-top boxes for such systems. As an alternative, Charter has developed a conditional access security system which may be downloaded into set-top boxes with specified features that could be provided by a variety of manufacturers. Charter refers to its specified set top box as its Worldbox. In order to realize the benefits of its Worldbox technology, Charter must implement a conditional access security system across its video network. Charter cannot provide assurances that this implementation will ultimately be successful or completed in the expected timeframe or at the expected budget.

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

As of December 31, 2015, Charter had approximately $11.3 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $4.0 billion. Federal tax net operating loss carryforwards expire in the years 2020 through 2035. These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2015, Charter had state tax net operating loss carryforwards resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $365 million. State tax net operating loss carryforwards generally expire in the years 2016 through 2035. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized. Such tax loss carryforwards can accumulate and be used to offset its future taxable income.

In the past, Charter has experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).  In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned, directly or indirectly, by “5-percent stockholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned, directly or indirectly, by such “5-percent stockholders” at any time over the preceding three years. As a result, Charter, and following the Time Warner Cable Merger, New Charter (or, if only the Bright House Transaction is completed, Charter) will be subject to an annual limitation on the use of its loss carryforwards which existed at November 30, 2009 for the first "ownership change" and those that existed at May 1, 2013 for the second "ownership change."  The limitation on Charter’s ability to use its loss carryforwards, in conjunction with the loss carryforward expiration provisions, could reduce its ability to use a portion of its loss carryforwards to offset future taxable income, which could result in Charter being required to make material cash tax payments.  Charter’s ability to make such income tax payments, if any, will depend at such time on its liquidity or its ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.

If Charter were to experience a third ownership change in the future (as a result of the transactions with Time Warner Cable, Bright House and Liberty Broadband or from purchases and sales of stock by its “5-percent stockholders,” new issuances or redemptions of its stock, certain acquisitions of its stock and issuances, redemptions, sales or other dispositions or acquisitions of interests in its “5-percent stockholders”), Charter’s ability to use its loss carryforwards could become subject to further limitations. Charter’s common stock is subject to certain transfer restrictions contained in its amended and restated certificate of incorporation. These restrictions, which are designed to minimize the likelihood of an ownership change occurring and thereby preserve its ability to utilize its loss carryforwards, are not currently operative but could become operative in the future if certain events occur and the restrictions are imposed by Charter’s board of directors. However, there can be no assurance that its board of directors would choose to impose these restrictions or that such restrictions, if imposed, would prevent an ownership change from occurring. These restrictions will be eliminated if the Bright House transaction is consummated.

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

Regulation of the cable industry has increased cable operators’ operational and administrative expenses and limited their revenue. Cable operators are subject to various laws and regulations including those covering the following:

•	the provisioning and marketing of cable equipment and compatibility with new digital technologies;
•	subscriber and employee privacy and data security;
•	limited rate regulation of video service;
•	copyright royalties for retransmitting broadcast signals;
•	when a cable system must carry a broadcast station or obtain retransmission consent to carry a broadcast station;
•	the provision of channel capacity to unaffiliated commercial leased access programmers;
•	limitations on the ability to enter into exclusive agreements with multiple dwelling unit complexes and control inside wiring;
•	the provision of high-speed Internet service, including net neutrality rules;

•	classification as a Title II carrier;
•	the provision of voice communications;
•	cable franchise renewals and transfers;
•	equal employment opportunity, emergency alert systems, disability access, technical standards, marketing practices, customer service, and consumer protection; and
•	approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant's business in order to secure approval of the proposed transaction.

Additionally, many aspects of these laws and regulations are often the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over Charter’s cable systems, which may compound the regulatory risks it already faces, and proposals that might make it easier for its employees to unionize. Some states are considering adopting energy efficiency regulations governing the operation of equipment (such as broadband modems) that Charter uses to deliver Internet services, which could constrain innovation in broadband services and equipment. Congress is considering whether to rewrite the entire Communications Act of 1934, as amended, to account for changes in the communications marketplace. Congress and various federal agencies are also considering more focused changes, such as new privacy restrictions and new restrictions on the use of personal and profiling information for behavioral advertising. In response to recent global data breaches, malicious activity and cyber threats, as well as the general increasing concerns regarding the protection of consumers’ personal information, Congress and various federal agencies are also considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for Charter’s business. These new laws, as well as existing legal and regulatory obligations, could affect Charter’s operations and require significant expenditures. In addition, federal, state, and local regulators could deny necessary approval of the TWC Merger and the Bright House Transaction or impose additional regulatory conditions in connection with their review of these transactions that could affect its operations.

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

Charter operates cable systems in locations throughout the United States and, as a result, is subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect Charter’s tax positions. There can be no assurance that its effective tax rate or tax payments will not be adversely affected by these initiatives. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on Charter’s services or changing the methodologies or base on which certain fees and taxes are computed. However, on February 11, 2016, the Senate approved and sent to the President legislation that permanently extends the federal Internet Tax Freedom Act, which prohibits many taxes on Internet access service. Potential changes include additional taxes or fees on Charter’s services which could impact its customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase Charter’s income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that Charter’s tax positions will not be challenged by relevant tax authorities or that it would be successful in any such challenge.

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

Pole attachments are cable wires that are attached to utility poles. Cable system attachments to investor-owned public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. In contrast, utility poles owned by municipalities or cooperatives are not subject to federal regulation and are generally exempt from state regulation. In 2011, the FCC amended its pole attachment rules to promote broadband deployment. The order overall strengthens the cable industry’s ability to access investor-owned utility poles on reasonable rates, terms and conditions. It also allows for new penalties in certain cases involving unauthorized attachments that could result in additional costs for cable operators. The new rules were affirmed in 2013. On November 17, 2015, the FCC adopted an order on reconsideration that revises the pole attachment regulations to prevent cable operators such as Charter that provide telecommunications services from paying higher pole attachment rates than the cable rates under FCC rules. Future regulatory changes in this area could impact the pole attachment rates Charter pays utility companies.

Increasing regulation of Charter’s Internet service product could adversely affect its ability to provide new products and services.

On February 26, 2015, the FCC adopted open Internet rules that reclassify wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (ISPs) under Title II, Title III and Section 706 of the Telecommunications Act. The regulations prohibit ISPs from: (1) blocking access to, or impairing, or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration. The rules also allow the FCC to hear complaints and take enforcement action if it determines that the interconnection agreements of ISPs are not just and reasonable, or if ISPs fail to meet a new general obligation not to unreasonably interfere with or unreasonably disadvantage consumers or edge providers. The rules also require greater transparency by ISPs, including increased disclosure of promotional rates, fees and surcharges. The FCC forbears, or refrains from, imposing certain Title II regulation on ISPs, such as state regulation, tariffs, and last-mile unbundling, and does not assess Universal Service Fund fees on broadband at this time. Multiple parties have challenged the open Internet rules in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”). The D.C. Circuit is expected to rule on the challenge in 2016. We do not know at the current time if the new regulations adopted by the FCC actually will go into effect or be struck down by a legal appeal, or how the new rules actually would be administered by the FCC, but such rules could limit Charter’s ability to efficiently manage its cable systems and respond to operational and competitive challenges.

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

Factors Relating to the TWC Merger and the Bright House Transaction

In order to complete the Time Warner Cable Merger and/or the Bright House Transaction, Charter along with Time Warner Cable and Bright House must obtain certain governmental authorizations, and if such authorizations are not made or granted or are granted with conditions to the parties, completion of the Time Warner Cable Merger and/or the Bright House Transaction may be jeopardized or the anticipated benefits of the Time Warner Cable Merger and/or the Bright House Transaction could be reduced.

The completion of the Time Warner Cable Merger and/or the Bright House Transaction are each conditioned upon, among other things, the expiration or early termination of the applicable waiting periods under the HSR Act and the required governmental authorizations, including an order of the FCC with respect to the Time Warner Cable Merger and/or the Bright House Transaction, having been obtained and being in full force and effect. Although Charter and Time Warner Cable have agreed in the Merger Agreement, and Charter and Bright House have agreed in the Contribution Agreement, to use reasonable best efforts, subject to certain limitations, to obtain the required governmental authorizations, there can be no assurance that the relevant waiting periods will expire or that the relevant authorizations will be obtained. In addition, the governmental authorities with or from which these authorizations are required generally have broad discretion in administering the governing regulations. As a condition to authorization of the Time Warner Cable Merger and/or the Bright House Transaction, these governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business after completion of the Time Warner Cable Merger and/or the Bright House Transaction. Under the terms of each of the Merger Agreement and Contribution Agreement, subject to certain exceptions, Charter and its subsidiaries are required to accept certain conditions and take certain actions imposed by governmental authorities and accept any other remedies to the extent such actions, conditions or other remedies would not constitute a burdensome condition. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Time Warner Cable Merger and/or the Bright House Transaction or imposing additional material costs on or materially limiting the revenues of New Charter (or, if only the Bright House Transaction is completed, Charter) following the Time Warner Cable Merger and/or the Bright House Transaction, or otherwise adversely affecting the business and results of operations of New Charter or Charter, as applicable, after completion of the Time Warner Cable Merger and/or the Bright House Transaction. In addition, there can be no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Time Warner Cable Merger and/or the Bright House Transaction.

New Charter (or, if only the Bright House Transaction is completed, Charter) may not realize anticipated cost synergies and growth opportunities.

New Charter (or, if only the Bright House Transaction is completed, Charter) expects to realize cost synergies, growth opportunities and other financial and operating benefits as a result of the Time Warner Cable Merger and/or the Bright House

Transaction. The combined company’s success in realizing these cost synergies, growth opportunities and other financial and operating benefits, and the timing of this realization, depends on the successful integration of the business operations obtained in the Time Warner Cable Merger and the Bright House Transaction. Even if New Charter or Charter, as applicable, is able to integrate the business operations obtained in the Time Warner Cable Merger and/or the Bright House Transaction successfully, it is not possible to predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the Time Warner Cable Merger and/or the Bright House Transaction may be offset by costs incurred in integrating the new business operations or in obtaining or attempting to obtain regulatory approvals for the Time Warner Cable Merger and/or the Bright House Transaction, or increased operating costs that may be experienced as a result of the Time Warner Cable Merger and/or the Bright House Transaction. Realization of any benefits and cost synergies could be affected by the factors described in other risk factors and a number of factors beyond New Charter’s or Charter’s control, as applicable, including, without limitation, general economic conditions, increased operating costs, the response of competitors and vendors and regulatory developments.

If New Charter (or, if only the Bright House Transaction is completed, Charter) is not able to successfully integrate Charter’s business with that of Time Warner Cable and/or Bright House within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Time Warner Cable Merger and/or Bright House Transaction may not be realized fully, or at all, or may take longer to realize than expected. In such circumstances, in the event the Time Warner Cable Merger (and, if applicable, the Bright House Transaction) are completed, New Charter may not perform as expected and the value of the New Charter Class A common stock (including the merger consideration) may be adversely affected.

Charter, Time Warner Cable and Bright House have operated and, until completion of the Time Warner Cable Merger and/or Bright House Transaction, will continue to operate independently, and there can be no assurances that their businesses can be integrated successfully. After consummation of the Time Warner Cable Merger and/or the Bright House Transaction the combined company will have significantly more systems, assets, investments, businesses, customers and employees than each company did prior to the Time Warner Cable Merger and/or the Bright House Transaction. It is possible that the integration process could result in the loss of key Charter, Time Warner Cable and/or Bright House employees, the loss of subscribers and customers, the disruption of the companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The process of integrating Time Warner Cable, Bright House, or Time Warner Cable and Bright House, with the businesses Charter operated prior to the Time Warner Cable Merger and/or the Bright House Transaction will require significant capital expenditures and the expansion of certain operations and operating and financial systems. Management of each company will be required to devote a significant amount of time and attention to the integration process before the Time Warner Cable Merger and/or the Bright House Transaction is completed. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

•	integrating the companies’ operations and corporate functions;
•	integrating the companies’ technologies, networks and customer service platforms;
•	integrating and unifying the product offerings and services available to customers;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•

maintaining existing relationships and agreements with customers, providers, programmers and other vendors and avoiding delays in entering into new agreements with prospective customers, providers and vendors;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ administrative and information technology infrastructure;
•	coordinating programming and marketing efforts;
•	coordinating geographically dispersed organizations;
•	integrating information, purchasing, provisioning, accounting, finance, sales, billing, payroll, reporting and regulatory compliance systems;
•	integrating and unifying the product offerings and services available to customers, including customer premise equipment and video user interfaces;

•	completing the conversion of analog systems to all-digital for the systems to be acquired from Time Warner Cable and Bright House;
•	managing a significantly larger company than before the completion of the Time Warner Cable Merger and/or the Bright House Transaction; and
•	attracting and retaining the necessary personnel associated with the acquired assets.

Even if the new businesses are successfully integrated, it may not be possible to realize the benefits that are expected to result from the Time Warner Cable Merger and/or the Bright House Transaction, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Time Warner Cable Merger and/or Bright House Transaction may be offset by costs incurred or delays in integrating the businesses and increased operating costs. If the combined company fails to realize the anticipated benefits from the transactions, its liquidity, results of operations, financial condition and/or share price may be adversely affected. In addition, at times, the attention of certain members of Charter’s, Time Warner Cable’s and/or Bright House’s management and resources may be focused on the completion of the Time Warner Cable Merger and/or the Bright House Transaction and the integration of the businesses and diverted from day-to-day business operations, which may disrupt each company’s business and the business of the combined company.

The substantial indebtedness that will be incurred by New Charter in connection with the Time Warner Cable Merger (and, if applicable, the Bright House Transaction) could adversely affect New Charter’s operations and financial condition after the Time Warner Cable Merger and the Bright House Transaction.

As of December 31, 2015, Charter’s total principal amount of debt was approximately $35.9 billion, including $21.8 billion of debt for which proceeds are held in escrow pending consummation of the Time Warner Cable Merger.  New Charter’s and its subsidiaries’ indebtedness could have negative consequences to New Charter after the Time Warner Cable Merger (and, if completed, the Bright House Transaction), such as:

•

requiring New Charter to dedicate a substantial portion of its cash flow from operating activities to payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, potential strategic acquisitions and other general corporate purposes;

•	limiting New Charter’s ability to obtain additional financing to fund growth, working capital or capital expenditures, or to fulfill debt service requirements or other cash requirements;
•	exposing New Charter to increased interest expense to the extent New Charter refinances existing debt with higher cost debt;
•	to the extent that New Charter’s debt is subject to floating interest rates, increasing New Charter’s vulnerability to fluctuations in market interest rates;
•	placing New Charter at a competitive disadvantage relative to competitors that have less debt;
•	adversely affecting New Charter’s relationship with customers and suppliers;
•

limiting New Charter’s flexibility to pursue other strategic opportunities or in planning for, or reacting to, changes in its business, the cable and telecommunications industries, and the economy at large; and

•	limiting New Charter’s ability to buy back New Charter Class A common stock or pay cash dividends.

If current debt amounts increase, the related risks that Charter now faces may intensify.

Because of high debt levels, New Charter may not be able to service its debt obligations in accordance with their terms after the Time Warner Cable Merger (and/or the Bright House Transaction).

New Charter’s ability to meet its expense and debt service obligations contained in the agreements governing New Charter’s indebtedness will depend on its future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. Should New Charter’s revenues decline after the Time Warner Cable Merger and/or the Bright House Transaction, it may not be able to generate sufficient cash flow to pay its debt service obligations when due. If New Charter is unable to meet its debt service obligations after the Time Warner Cable Merger and/or the Bright House Transaction or should it fail to comply with its financial and other restrictive covenants contained in the agreements governing New Charter’s indebtedness, New Charter may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices or borrow more money. New Charter may not be able to, at any given time, refinance its debt, sell assets or borrow more money on terms acceptable to New Charter or at all. The inability of New Charter to refinance its debt could have a material adverse effect on New Charter’s financial condition and results from operations after the Time Warner Cable Merger and/or the Bright House Transaction.

New Charter will be dependent on an equity financing from Liberty Broadband to partially finance the Time Warner Cable Merger.

Charter plans to use the proceeds of $4.3 billion from the purchase by Liberty Broadband of New Charter Class A common stock to partially fund the Time Warner Cable Merger. Liberty Broadband will primarily rely on proceeds from third-party investors to fund the investment in New Charter Class A common stock, and Liberty Broadband has secured commitments for such financing through investment agreements with such third parties. Liberty Broadband cannot guarantee that it will successfully complete these transactions with such third-party investors. The Time Warner Cable Merger is not conditioned on the receipt of financing, including financing from Liberty Broadband.

Charter, Time Warner Cable and Bright House may have difficulty attracting, motivating and retaining executives and other employees in light of the Time Warner Cable Merger and the Bright House Transaction.

Uncertainty about the effect of the Time Warner Cable Merger and/or the Bright House Transaction on Charter, Time Warner Cable and Bright House employees may impair Charter’s, Time Warner Cable’s and Bright House’s ability to attract, retain and motivate personnel prior to and following the Time Warner Cable Merger and/or the Bright House Transaction. Employee retention may be particularly challenging during the pendency of the Time Warner Cable Merger and/or the Bright House Transaction, as employees may experience uncertainty about their future roles with the combined business. In addition, certain employees potentially could terminate their employment for good reason and collect severance if certain specified circumstances set forth in their employment agreements occur following the Time Warner Cable Merger and/or the Bright House Transaction, including certain changes in such employees’ duties, position, compensation and benefits or primary office location. If employees of Charter, Time Warner Cable or Bright House depart, the integration of the companies may be more difficult and the combined company’s business following the Time Warner Cable Merger and/or the Bright House Transaction may be harmed. Furthermore, New Charter (or, if only the Bright House Transaction is completed, Charter) may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the businesses of Charter, Time Warner Cable and/or Bright House, and the combined company’s ability to realize the anticipated benefits of the Time Warner Cable Merger and/or the Bright House Transaction may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with activities of labor unions or integrating employees into New Charter.

A delay in the completion of the Time Warner Cable Merger and/or the Bright House Transaction may diminish the anticipated benefits of the Time Warner Cable Merger and/or the Bright House Transaction.

Completion of the Time Warner Cable Merger and/or the Bright House Transaction is conditioned upon the receipt of certain governmental consents and approvals, orders, authorizations, and rulings, including the expiration or termination of any applicable waiting period (or extension thereof) under the HSR Act and the adoption of an order, by the FCC and any other requisite governmental entity granting its consent to the Time Warner Cable Merger and/or the Bright House Transaction. The requirement to receive these consents and approvals, orders, authorizations and rulings before the Time Warner Cable Merger could delay the completion of the Time Warner Cable Merger and/or the Bright House Transaction if, for example, government agencies request additional information from the parties in order to facilitate their review of the Time Warner Cable Merger and/or the Bright House Transaction or require any conditions precedent to granting their approval of the Time Warner Cable Merger and/or the Bright House Transaction. In addition, these governmental agencies may attempt to condition their approval of the Time Warner Cable Merger and/or the Bright House Transaction on the imposition of conditions that could have a material adverse effect on New Charter (or, if only the Bright House Transaction is completed, Charter) after the Time Warner Cable Merger and/or the Bright House Transaction, including but not limited to its operating results or the value of New Charter Class A common stock (or, if only the Bright House Transaction is completed, Charter Class A common stock). Any delay in the completion of the Time Warner Cable Merger and/or the Bright House Transaction could diminish the anticipated benefits of the Time Warner Cable Merger and/or the Bright House Transaction or result in additional transaction costs, including interest expense for debt incurred in anticipation of the Time Warner Cable Merger and/or the Bright House Transaction, loss of revenue or other effects associated with uncertainty about the Time Warner Cable Merger and/or the Bright House Transaction. Any

uncertainty over the ability of the companies to complete the Time Warner Cable Merger and/or the Bright House Transaction could make it more difficult for Charter, Time Warner Cable and Bright House to retain key employees or to pursue business strategies.

Prior to the Time Warner Cable Merger and/or the Bright House Transaction, Charter, Time Warner Cable and/or Bright House, as applicable, and after the Time Warner Cable Merger and/or the Bright House Transaction, the combined company, will incur significant transaction-related costs in connection with the Time Warner Cable Merger and/or the Bright House Transaction.

Prior to the Time Warner Cable Merger and/or the Bright House Transaction, Charter, Time Warner Cable and/or Bright House, as applicable, and after the Time Warner Cable Merger and/or the Bright House Transaction, the combined company, expect to incur a number of non-recurring costs associated with the Time Warner Cable Merger and/or the Bright House Transaction before, at, and after closing the Time Warner Cable Merger and/or the Bright House Transaction. If the merger agreement is terminated under certain circumstances, Charter will be required to pay to Time Warner Cable certain termination fees. Charter and/or New Charter also will incur transaction fees and costs related to financing (including interest and fees with any pre-funding of the consideration to be paid in the Time Warner Cable Merger and/or the Bright House Transaction) and formulating and implementing integration plans, including facilities and systems implementation costs and employment-related costs. Some of these costs have already been incurred or may be incurred regardless of whether the Time Warner Cable Merger and/or the Bright House Transaction is completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives and filing fees for the proxy statement. While many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time, management of Charter continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Time Warner Cable Merger and integration. There are a number of factors beyond the control of the parties that could affect the total amount or the timing of all of the expected integration expenses. Although the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. These integration expenses may result in Charter and/or New Charter taking significant charges against earnings following the completion of the Time Warner Cable Merger and/or the Bright House Transaction. In addition, if the Time Warner Cable Merger and/or the Bright House Transaction is not consummated, Charter will bear some or all of these costs without the benefit of efficiencies from the integration of the businesses. Such costs could have a material adverse impact on Charter and/or New Charter’s financial results.

Sales of New Charter Class A common stock after the Time Warner Cable Merger (and, if completed, the Bright House Transaction) may negatively affect the market price of New Charter Class A common stock.

The shares of New Charter Class A common stock to be issued in the Time Warner Cable Merger to holders of Time Warner Cable common stock will generally be eligible for immediate resale. The market price of New Charter Class A common stock could decline as a result of sales of a large number of shares of New Charter Class A common stock in the market after the consummation of the Time Warner Cable Merger (and, if completed, the Bright House Transaction) or even the perception that these sales could occur.

Charter’s, Time Warner Cable’s and Bright House’s business relationships may be subject to disruption due to uncertainty associated with the Time Warner Cable Merger and/or the Bright House Transaction.

Parties with which Charter, Time Warner Cable or Bright House do business may experience uncertainty associated with the Time Warner Cable Merger and/or the Bright House Transaction, including with respect to current or future business relationships with Charter, Time Warner Cable, Bright House or the combined business. Charter’s, Time Warner Cable’s and Bright House’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties excluding Charter, Time Warner Cable, Bright House or the combined business. These disruptions, which may exist for an extended period of time if completion of the Time Warner Cable Merger (and, if completed, the Bright House Transaction) is delayed, could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including an adverse effect on New Charter’s ability to realize the anticipated benefits of the Time Warner Cable Merger (and, if completed, the Bright House Transaction). The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Time Warner Cable Merger and/or the Bright House Transaction or termination of the merger agreement and/or the Bright House contribution agreement.

Failure to complete the Time Warner Cable Merger and/or the Bright House Transaction could negatively impact the stock price and the future business and financial results of Charter.

If the Time Warner Cable Merger and/or the Bright House Transaction is not completed for any reason, the ongoing business of Charter may be adversely affected and, without realizing any of the benefits of having completed the Time Warner Cable Merger and/or the Bright House Transaction, Charter would be subject to a number of risks, including the following:

•	Charter may experience negative reactions from the financial markets, including negative impacts on its stock price;
•	Charter may experience negative reactions from its customers, regulators and employees;
•

Charter will be required to pay certain costs relating to the Time Warner Cable Merger, whether or not the Time Warner Cable Merger is completed and Charter will be required to pay certain costs relating to the Bright House Transaction, whether or not the Bright House Transaction is completed;

•

the Merger Agreement places certain restrictions on the conduct of Time Warner Cable’s and Charter’s businesses prior to completion of the Time Warner Cable Merger; such restrictions, the waiver of which is subject to the consent of the other party (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent Time Warner Cable and Charter from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Time Warner Cable Merger;

•

the Contribution Agreement places certain restrictions on the conduct of Charter’s business prior to completion of the Bright House Transaction; such restrictions, the waiver of which is subject to the consent of A/N (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent Charter from taking certain specified actions or otherwise pursuing business opportunities during the pendency of the Bright House Transaction; and

•

matters relating to the Time Warner Cable Merger (and with respect to Charter only, matters relating to the Bright House contribution), including integration planning, will require substantial commitments of time and resources by Charter and Time Warner Cable management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to either Charter or Time Warner Cable as an independent company.

If the Time Warner Cable Merger and/or the Bright House Transaction is not completed, the risks described above may materialize, and they may adversely affect Charter’s business, financial condition, financial results and stock price.

In addition, Charter and Time Warner Cable could be subject to litigation related to any failure to complete the Time Warner Cable Merger and/or the Bright House Transaction or related to any enforcement proceeding commenced against Charter or Time Warner Cable to perform their respective obligations under the Merger Agreement or against Charter to perform it obligations under the Contribution Agreement.

If the operating results of Time Warner Cable and/or Bright House before or following the Time Warner Cable Merger and/or the Bright House Transaction is less than Charter’s and/or New Charter’s expectations, or an increase in the capital expenditures to upgrade and maintain those assets as well as to keep pace with technological developments are greater than expected, New Charter (or, if only the Bright House Transaction is completed, Charter) may not achieve the expected level of financial results from the Time Warner Cable Merger and/or the Bright House Transaction.

New Charter (or, if only the Bright House Transaction is completed, Charter) will derive a portion of its revenues and earnings per share from the operation of Time Warner Cable and/or Bright House following completion of the Time Warner Cable Merger and/or Bright House Transaction. Therefore, any negative impact on these companies or the operating results derived from such companies could harm the combined company’s operating results.

The businesses of Charter, Time Warner Cable, Bright House and New Charter are characterized by rapid technological change and the introduction of new products and services. New Charter (or, if only the Bright House Transaction is completed, Charter) intends to make investments in the combined business following the completion of the Time Warner Cable Merger and/or the Bright House Transaction and transition toward only using two-way all-digital set-top boxes. The increase in capital expenditures necessary for the transition toward two-way set-top boxes in the business may negatively impact the expected financial results from the Time Warner Cable Merger and/or Bright House Transaction. The combined company may not be able to fund the capital expenditures necessary to keep pace with technological developments, execute the plans to do so, or anticipate the demand of its customers for products and services requiring new technology or bandwidth. New Charter’s (or, if only the Bright House Transaction is completed, Charter’s) inability to maintain, expand and upgrade its existing or combined businesses could materially adversely affect its financial condition and results of operations.

The Time Warner Cable Merger and the Bright House Transaction will be accounted for as an acquisition by New Charter in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Time Warner Cable and Bright House will be recorded, as of the date of completion of the Time Warner Cable Merger, the Bright House Transaction and Liberty Broadband transactions, at their respective fair values and added to those of Charter. The reported financial condition and results of operations of New Charter issued after completion of the Time Warner Cable Merger, the Bright House Transaction and Liberty Broadband transactions will reflect New Charter balances and results after completion of the Time Warner Cable Merger, the Bright House Transaction and Liberty Broadband transactions, but will not be restated retroactively to reflect the historical financial position or results of operations of New Charter for periods prior to the Time Warner Cable Merger, the Bright House Transaction and Liberty Broadband transactions. Under the acquisition method of accounting, the total purchase price will be allocated to Time Warner Cable’s and Bright House’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Time Warner Cable Merger, the Bright House Transaction and Liberty Broadband transactions.

The excess of the purchase price over those fair values will be recorded as goodwill. Charter, Time Warner Cable and Bright House expect that the Time Warner Cable Merger and the Bright House Transaction will result in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, New Charter may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on New Charter’s operating results.

Completion of the Time Warner Cable Merger is subject to a number of conditions and if these conditions are not satisfied or waived, the Time Warner Cable Merger will not be completed.

The obligations of Charter and Time Warner Cable to complete the Time Warner Cable Merger are subject to satisfaction or waiver of a number of conditions, including, among others:

•

expiration or termination of any applicable waiting period (or extension thereof) under the HSR Act relating to the transactions contemplated by the merger agreement (solely with respect to the obligations of each of Charter, New Charter and the merger subsidiaries to complete the Time Warner Cable Merger, without the imposition of any burdensome condition);

•

(i) adoption of an order, and release of the full text thereof, by the FCC granting its consent to the transfer of control or assignment of the licenses issued by the FCC to Time Warner Cable or any of its subsidiaries or affiliates, (ii) approval of certain local franchise authorities (“LFAs”), such that the sum of the aggregate number of video subscribers of Time Warner Cable belonging to franchise areas for which either (x) no LFA consent is required or (y) if LFA consent is required, such consent shall have been obtained, shall be no less than 85% of the aggregate number of video subscribers of Time Warner Cable and (iii) authorizations of state public utilities commissions whose consent is required in connection with the transactions contemplated by the merger agreement (solely with respect to the obligations of each of Charter, New Charter and the merger subsidiaries to complete the Time Warner Cable Merger, in each case without the imposition of any burdensome condition);

•

except for the conditions described in the two preceding bullets, (i) absence of (x) any applicable law of a governmental authority of competent jurisdiction enacted or promulgated after the date of the merger agreement in a jurisdiction in which any of Charter, Time Warner Cable or their respective subsidiaries has substantial operations and (y) any order of a governmental authority of competent jurisdiction that, in each case, (1) imposes any burdensome condition or (2) prohibits completion of the Time Warner Cable Merger and the violation of which would result in criminal liability, and (ii) the absence of any injunction (whether temporary, preliminary or permanent) by any governmental authority of competent jurisdiction that imposes a burdensome condition or prohibits completion of the Time Warner Cable Merger;

•	approval for the listing on NASDAQ of the shares of New Charter Class A common stock to be issued in the Time Warner Cable Merger, subject only to official notice of issuance;
•	accuracy of the representations and warranties made in the merger agreement by the other party, subject to certain materiality thresholds;
•	performance in all material respects by the other party of the material obligations required to be performed by it at or prior to completion of the Time Warner Cable Merger;
•	the absence of a material adverse effect on the other party;
•	receipt of a certificate executed by an executive officer of the other party as to the satisfaction of the conditions described in the preceding three bullets with respect to such other party; and
•

delivery of opinions of Wachtell, Lipton, Rosen & Katz, in the case of Charter, and Paul, Weiss, Rifkind, Wharton & Garrison LLP, in the case of Time Warner Cable, with respect to certain tax aspects of the Time Warner Cable Merger.

There can be no assurance that the conditions to closing of the Time Warner Cable Merger will be satisfied or waived or that the Time Warner Cable Merger will be completed. There can be no assurance that these conditions will not result in the abandonment or delay of the Time Warner Cable Merger. The occurrence of any of these events individually or in combination could have a material adverse effect on the companies’ results of operations and the trading price of the Time Warner Cable common stock or Charter Class A common stock.

The Time Warner Cable Merger is not conditioned upon completion of the Bright House Transaction or the issuance of shares to A/N. The Time Warner Cable Merger and the Bright House Transaction are subject to separate conditions, and the Time Warner Cable Merger may be completed whether or not the Bright House Transaction is ultimately consummated.

The market price of New Charter Class A common stock after the Time Warner Cable Merger (and, if completed, the Bright House Transaction) may be affected by factors different from those affecting shares of Charter or Time Warner Cable common stock currently.

Upon completion of the Time Warner Cable Merger, holders of Charter Class A common stock will become holders of shares of New Charter Class A common stock. The businesses of Charter differ from those of Time Warner Cable in important respects, including the following:

•	Differences in product penetration and mix, including different approaches to pricing and packaging;
•

Differences in the geographic operating areas served by Charter, Time Warner Cable and Bright House as well as different presences in those areas, different structures and different competitive factors in those areas;

•

Differences in the technology platforms and physical plant and property used to deliver the companies’ respective products and services, including that Charter’s platform has generally been converted to all digital;

•	Differences in the companies’ corporate and organizational structure;
•	Time Warner Cable engages in telecom and Internet infrastructure businesses, including through its subsidiary DukeNet Communications;

•	Time Warner Cable engages in information technology ("IT") and cloud businesses, including through its NaviSite subsidiary, outsourced IT solutions and cloud services;
•	Time Warner Cable operates and distributes regional sports networks and local sports, news and lifestyle channels; and
•	Differences in the potential tax treatment of historical transactions of both Charter and Time Warner Cable.

Accordingly, the results of operations, including capital expenditures, of New Charter after the Time Warner Cable Merger (and, if completed, the Bright House Transaction), as well as the market price of New Charter Class A common stock, may be affected by factors different from those currently affecting the results of operations, including capital expenditures, of Charter and Time Warner Cable currently.

The shares of New Charter Class A common stock to be received by Time Warner Cable and Charter stockholders as a result of the Time Warner Cable Merger will have different rights from shares of Time Warner Cable common stock and Charter Class A common stock previously held by such stockholders.

Following completion of the Time Warner Cable Merger, Time Warner Cable and Charter stockholders will no longer be stockholders of Time Warner Cable and Charter, respectively, but will instead be stockholders of New Charter. There are important differences between the rights of Time Warner Cable and Charter stockholders and the rights of New Charter stockholders.

Litigation has been filed against Charter, Charter’s board of directors, Time Warner Cable, the Time Warner Cable board of directors and the merger subsidiaries. An adverse ruling in such lawsuit may result in the payment of damages following completion of the Time Warner Cable Merger.

Litigation has been filed against Charter, Time Warner Cable, the Time Warner Cable board of directors and the merger subsidiaries in connection with the Time Warner Cable Merger, which could result in substantial costs to Charter, Time Warner Cable, and/or New Charter. See “Item 3. - Legal Proceedings” for more information.

Completion of the Bright House Transaction is subject to a number of conditions and if these conditions are not satisfied or waived, the Bright House Transaction will not be completed.

The obligation of Charter and New Charter and the obligation of A/N to complete the Bright House Transaction are subject to satisfaction or waiver of a number of conditions, including, among others:

•	the consummation of the Time Warner Cable Merger, except in certain circumstances;
•

expiration or termination of the HSR Act waiting period and receipt of certain regulatory approvals for the Bright House Transaction (and with respect to Charter’s obligations, without the imposition of a Bright House contribution burdensome condition);

•

obtaining all of the required consents by the FCC to the transfer to Charter of all FCC licenses, authorizations, permits and consents held by Bright House or its subsidiaries and/or used in the Bright House business (solely with respect to Charter, New Charter and Charter Holdings, without the imposition of a Bright House contribution burdensome);

•

the aggregate number of video customers served by the Bright House systems used in the Bright House business (i) pursuant to the “grandfathering” provisions of the Communications Act and (ii) pursuant to franchises for which (A) no consent is required from any government entity for the completion of the Bright House contribution or (B) any such consent is required and has been received (or deemed received under Section 617 of the Communications Act) (solely with respect to the obligations of Charter, New Charter and Charter Holdings, without the imposition of a Bright House contribution burdensome condition) shall not be less than 80% of the video customers served by the Bright House systems used in the Bright House business at the closing; and if less than 100% of such number of video customers, all applicable waiting periods (including extensions) shall have expired with respect to the FCC Forms 394 filed in connection with requests for approvals by local franchising authorities that have not been obtained;

•

obtaining authorizations from state communications authorities as required for Charter to provide voice and other regulated services in the Bright House systems used in the Bright House business following the closing (solely with respect to the obligations of Charter, New Charter and Charter Holdings, without the imposition of a Bright House contribution burdensome condition);

•

the absence of any statute, rule, regulation, executive order, decree, judgment, injunction or other order (whether temporary, preliminary or permanent) in effect that makes unlawful, prohibits, delays, enjoins or otherwise prevents or restricts, the consummation of the Bright House Transaction or any pending action that seeks any of the foregoing;

•	the Second Amended and Restated Stockholders Agreement being valid, binding and enforceable and in full force and effect;
•	with respect to the obligations of Charter, New Charter and Charter Holdings, the absence of a material adverse effect with respect to Bright House;
•	with respect to A/N’s obligations, the absence of a material adverse effect with respect to Charter; and
•

certain other customary conditions with respect to the accuracy of representations and warranties, performance of covenants and agreements, receipt of certifications with respect to the satisfaction of certain conditions, and delivery of certain other specified certificates, instruments of assignment and transaction documents.

As more fully described in the Contribution Agreement, the obligation of Charter, New Charter and Charter Holdings to complete the Bright House Transaction is also subject to the completion by A/N of a restructuring, pursuant to which Bright House will transfer to A/N certain excluded assets and A/N shall assume from Bright House certain excluded liabilities.

There can be no assurance that the conditions to closing of the Bright House Transaction will be satisfied or waived or that the Bright House Transaction will be completed. The consummation of the Bright House Transaction is conditioned on the completion of the Time Warner Cable Merger. However, if the Time Warner Cable Merger is not completed, Charter and A/N may still be obligated to complete the Bright House Transaction under certain circumstances. There can be no assurance that the Bright House Transaction will be completed if the Time Warner Cable Merger is not completed.

Factors Relating to TruePosition

TruePosition and its subsidiary Skyhook face competition from multiple sources.

TruePosition faces competition from a number of suppliers of both WiFi based technology solutions and other wireless location technologies, such as GPS, Observed Time Difference of Arrival “OTDOA” and Terrestrial Beacons, which provide similar location-based products and services to TruePosition. Skyhook faces competition from Google, Inc. “Google”, HERE and smaller regional or niche market competitors, as providers of location-based services and products. Certain of these competitors are substantially larger than TruePosition or Skyhook, as applicable, and have greater financial, technical, marketing and other resources. Thus, many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in its markets, and often have broader product lines and market focus, have greater brand recognition and may not be as susceptible to downturns in a single market. These competitors may also be able to bundle their products together to meet the needs of a particular customer, may be able to respond more rapidly to new or emerging technologies or changes in customer requirements and may be capable of delivering more complete solutions than TruePosition or Skyhook is able to provide. If large enterprises that currently do not compete directly with TruePosition or Skyhook choose to enter its markets by acquisition or otherwise, competition would likely intensify. In addition, the growth of new location technologies currently in development may further increase competition to provide these new technologies. If TruePosition and Skyhook are not able to compete successfully for customers, the financial position of TruePosition may be materially adversely affected.

The revenue of TruePosition and Skyhook each depend on a limited number of customers, and the loss of their more significant customers could adversely affect the business of TruePosition.

TruePosition and its operating subsidiary Skyhook derive a significant amount of their respective revenue from a limited number of customers, and it is anticipated that these customers will continue to represent a significant portion of the revenue of TruePosition and Skyhook individually and in the aggregate. Because they depend on a limited number of customers, the loss of any one of these customers could have a material adverse effect on the operating results of TruePosition. Certain of these customers may fail to renew their contracts with TruePosition or Skyhook from time to time, creating additional risk with respect to the potential loss of revenue from these customers. For example, TruePosition has been largely dependent since 2012 on one wireless carrier, which accounted for approximately 80% - 90% of TruePosition’s overall revenue, and this customer did not renew this contract when it expired on December 31, 2015. The loss or reduction of business from one or a combination of these existing customers of True Position or Skyhook would materially adversely affect revenue, financial condition and results of operations of TruePosition.

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

A distinguishing characteristic of TruePosition’s technologies is their ability to locate wireless devices indoors, where GPS signals may be compromised or blocked. As the rules currently stand, they may offer opportunity to TruePosition’s technologies. However, even if TruePosition is able to produce and provide products and services compliant with these regulations, much uncertainty exists as to whether TruePosition will be able to successfully compete for carrier contracts.

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

Factors Relating to our Common Stock and the Securities Market

We expect our stock price to continue to be directly affected by the results of operation of Charter and developments in its business.

The fair value of our investment in Charter, on an as-converted basis, was approximately $5.3 billion as of December 31, 2015, which represents all of our total market value. As a result, our stock price will continue to be directly affected by the results of operations of Charter and the developments in its business.

Although our Series B common stock is quoted on the OTC Markets, there is no meaningful trading market for the stock.

Our Series B common stock is not widely held, with approximately 96% of the outstanding shares beneficially owned by John C. Malone, the Chairman of the board and a director of our company. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of "bid" and "ask" quotations, and market conditions. Each share of the Series B common stock is convertible, at any time at the option of the holder, into one share of our Series A common stock, which is listed and traded on the Nasdaq Global Select Market under the symbol "LBRDA."

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

In addition, John C. Malone currently beneficially owns shares representing the power to direct approximately 47% of the aggregate voting power in our company, due to his beneficial ownership approximately 96% of the outstanding shares of our Series B common stock as of January 31, 2016.

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

Charter’s subsidiaries generally lease space for business offices. Charter’s headend and tower locations are located on owned or leased parcels of land, and it generally owns the towers on which its equipment is located. Charter Holdco owns the land and building for its St. Louis corporate office. Charter leases space for its corporate headquarters in Stamford, Connecticut.

The physical components of Charter’s cable systems require maintenance as well as periodic upgrades to support the new services and products Charter introduces. Charter believes that its properties are generally in good operating condition and are suitable for its business operations.

TruePosition

TruePosition has its corporate headquarters in Berwyn, Pennsylvania. TruePosition leases its 70,000 square foot facility for its headquarters and research and development operations pursuant to a lease agreement which expires in part in 2016 and completely in 2017.

Skyhook has its corporate headquarters in Boston, Massachusetts. Skyhook leases its 7,900 square foot facility for its headquarters pursuant to a lease agreement which expires in 2018.

Item 3. Legal Proceedings

Charter - New York Litigation

In connection with the formerly proposed Comcast-Time Warner Cable merger, eight putative class action complaints were filed on behalf of purported Time Warner Cable stockholders in the New York Supreme Court (the “NY Actions”) and the Court of Chancery of the State of Delaware. These complaints named as defendants Time Warner Cable, Comcast and their respective officers and directors. The complaints generally alleged, among other things, that the members of the Time Warner Cable and Comcast boards of directors breached their fiduciary duties to their respective stockholders during merger negotiations by entering into the merger agreement and approving the merger, and that Time Warner Cable, Comcast and the holding company created to merge the companies aided and abetted such breaches of fiduciary duties. The complaints further alleged that the joint proxy statement/prospectus filed by Comcast with the SEC on March 20, 2014 was misleading or omitted certain material information. The complaints sought unspecified declatory and equitable relief, compensatory damages in an unspecified amount, injunctive relief and costs and fees. The parties entered into a settlement agreement, conditioned on the consummation of the Comcast-Time Warner Cable merger. Now that the Comcast-Time Warner Cable merger agreement has been terminated, this settlement agreement is no longer operative.

On June 29, 2015, the parties in the NY Actions filed a stipulation agreeing that plaintiffs could file a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), and dismissing the action with prejudice as to Comcast and Tango Acquisition Sub, Inc. After the court so ordered the stipulation, the plaintiffs in the NY Actions filed the Second Amended Complaint on July 1, 2015. The Second Amended Complaint named as defendants Time Warner Cable, the members of the Time Warner Cable board of directors, Charter and the merger subsidiaries. The Second Amended Complaint generally alleged, among other things, that the members of the Time Warner Cable board of directors breached their fiduciary duties to Time Warner Cable stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint sought, among other relief, an injunction against the stockholder vote on the mergers, compensatory damages in an unspecified amount, unspecified declatory and equitable relief and costs and attorneys’ fees.

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

Charter and Liberty Broadband - Delaware Litigation

On August 21, 2015, a purported stockholder of Charter filed a lawsuit in the Delaware Court of Chancery (the “Court”), on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, Time Warner Cable, A/N and Liberty Broadband announced by Charter on May 26, 2015 (collectively, the “Transactions”). The lawsuit is captioned Sciabacucchi v. Liberty Broadband Corp., C.A. No. 11418-VCG (the “Delaware Action”), and names as defendants Liberty Broadband, Charter, the board of directors of Charter, and New Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Charter stockholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions. Plaintiff requested, among other things, that the Court enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter. In return, the plaintiff agreed its disclosure claims were moot and withdrew its application to enjoin the Charter stockholder vote on the Transactions. Charter has not yet responded to this suit but intends to deny any liability and believes that it has substantial defenses.

Other Charter Proceedings

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

Liberty Broadband

On August 21, 2015, a putative class action, captioned Cohen v. Malone, et al., C.A. No. 11416-VCG, was filed against Liberty Broadband and each of its directors in the Court alleging that the proxy statement for Liberty Broadband’s September 23, 2015 special meeting of stockholders omitted material facts regarding the share issuance proposal.  The share issuance proposal asked stockholders to approve the issuance of shares of Liberty Broadband’s Series C common stock pursuant to the terms of certain amended and restated investment agreements entered into by Liberty Broadband with various investors and an amended and restated assignment and assumption of investment agreement entered into by Liberty Broadband, among others. The complaint sought, among other relief, (i) certification as a class action, (ii) an injunction against the stockholder vote on the share issuance proposal, (iii) compensatory damages in an unspecified amount and (iv) costs and attorneys’ fees. On September 11, 2015, Liberty Broadband filed a supplement to the Proxy Statement containing certain supplemental disclosures (the “Supplemental Disclosures”).  Counsel for the plaintiff thereafter advised that because the Supplemental Disclosures mooted the claims in the class action, plaintiff intended to dismiss the suit.  As a result of the parties’ subsequent negotiations, Liberty Broadband agreed to pay plaintiff’s counsel a fee in the amount of $450,000 for the benefits conferred on its stockholders by the Supplemental Disclosures (the “Agreed Fee”).  Plaintiff and plaintiff’s counsel have determined that the Agreed Fee is reasonable compensation for the benefits conferred, and plaintiff’s counsel has accordingly agreed that there is no need to petition the Court for a fee award.

On January 11, 2016, the Court entered a stipulated order regarding notice of the proposed dismissal (the “Proposed Dismissal”) of all claims in the class action.  The order required Liberty Broadband to provide notice of the Proposed Dismissal and certain other information to its stockholders by way of a Current Report on Form 8-K, which Liberty Broadband filed on January 13, 2016.  On January 19, 2016, the parties filed a Stipulation and [Proposed] Order of Dismissal, resulting in the Court’s dismissal of the class action on January 25, 2016.  The plaintiff had determined to dismiss the complaint in the litigation with prejudice as to the named plaintiff.

TruePosition

On September 10, 2010, Skyhook filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Google. In March 2014, Skyhook amended its lawsuit to add additional claims. In total, Skyhook alleged that Google infringed on eight Skyhook patents involving location technology and sought an injunction and/or award of damages in an amount to be determined at trial. The case had been scheduled to be tried before a jury commencing March 9, 2015. On March 5, 2015, the District Court issued an order that states that the court was advised by the parties that the case has been settled and thereby dismissed the action without costs and without prejudice to the right person, upon good cause shown within 45 days, to reopen the action if settlement is not consummated. On March 27, 2015, the parties consummated a final settlement agreement and on April 24, 2015, Google paid Skyhook settlement consideration of $90 million. In return for payment of the settlement consideration, Google received dismissal of the action with prejudice, a license to the existing Skyhook patents and patent applications (and their continuations, divisionals, continuations-in-part), a three-year covenant not to sue (subject to limited exceptions) and a mutual release of claims.

In the normal course of business, TruePosition provides indemnification to certain customers against specified claims that might arise against those customers from the use of TruePosition’s products. During October 2015, TruePosition made a payment of $55 thousand to settle an indemnification claim. To date, TruePosition has not made any significant reimbursements to any of its customers for any losses related to these indemnification provisions. Although five such claims are currently pending, no legal proceedings have been instituted with respect to such claims. TruePosition is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although TruePosition’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities.

Market Information

Each series of our common stock has been outstanding since November 2014.  Our Series A and Series C common stock trade on the Nasdaq Global Select Market under the symbols “LBRDA” and “LBRDK,” respectively.  Our Series B common stock is eligible for quotation on the OTC Markets under the symbol LBRDB, but it is not actively traded.  The following table sets forth the quarterly range of high and low sales prices of shares of each series of our common stock for the years ended December 31, 2015 and 2014 for the periods they were outstanding.  With respect to our Series B common stock, this information represents inter-dealer prices without dealer mark-ups, mark-downs or commissions, and may not be indicative of the value of the common stock or the existence of an active market.

	Liberty Broadband Corporation
	Series A		Series B		Series C
	(LBRDA)		(LBRDB)		(LBRDK)
	High	Low	High	Low	High	Low
2014
Fourth quarter (after November 4, 2014)	$55.35	44.63	50.00	48.00	54.74	42.12

2015
First quarter	$58.13	44.08	60.01	43.09	58.07	44.06
Second quarter	$56.60	49.80	60.01	51.67	56.80	49.99
Third quarter	$57.28	49.50	56.30	50.23	56.03	48.28
Fourth quarter	$56.10	48.80	55.07	51.53	59.70	48.99

Holders

As of January 31,  2016, there were 949,  70 and 1,207 holders of our Series A, Series B and Series C common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2016 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of Series A, B or C Liberty Broadband common stock during the period. During the three months ended December 31, 2015, 1,254 shares of Series A Liberty Broadband common stock and 2,256 shares of Series C Liberty Broadband common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2015	2014	2013	2012	2011 (3)
Summary Balance Sheet Data:	amounts in thousands
Cash and cash equivalents	$655,079	44,809	9,251	10,031	30,890
Investments in available for sale securities	$439,560	360,762	326,700	232,648	151,581
Investment in affiliates, accounted for using the equity method (2)	$2,372,699	2,498,804	2,402,024	—	—
Intangible assets not subject to amortization (1)	$6,497	27,166	20,669	20,669	20,669
Intangible assets subject to amortization, net (1)	$11,887	12,915	429	1,562	3,645
Net deferred income tax assets	$55,368	30,822	—	—	—
Total assets	$3,565,741	3,003,471	2,891,781	306,786	247,084
Long-term debt	$399,703	371,539	—	—	—
Net deferred income tax liabilities	$—	—	6,740	34,166	13,722
Total equity (deficit)	$3,148,219	2,494,769	2,779,194	196,459	161,128

	Years Ended December 31,
	2015	2014	2013	2012	2011 (3)
Summary Statement of Operations Data:	amounts in thousands, except per share amounts
Revenue	$91,182	69,045	77,363	83,098	1,136,934
Operating income (loss)	$58,955	(42,974)	(88)	7,879	640,359
Share of earnings (losses) of affiliate (2)	$(120,962)	(127,573)	(76,090)	—	—
Realized and unrealized gains (losses) on financial instruments	$2,619	51,189	97,860	57,582	(4,150)
Gain (loss) on dilution of investment in affiliate	$(7,198)	(87,158)	(92,933)	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$(50,187)	(134,605)	(41,728)	44,196	607,374
Basic earnings (loss) per common share (4)	$(0.49)	(1.52)	(0.47)	0.50	6.88
Diluted earnings (loss) per common share (4)	$(0.49)	(1.52)	(0.47)	0.50	6.88

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
(4)

We issued 85,761,332 common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock outstanding upon the completion of the Broadband Spin-Off on November 4, 2014. Additionally, Liberty Broadband distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Broadband common stock as of the rights record date.  Because of the discount, the rights offering is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding based on a factor determined by the fair value per share immediately prior to the rights exercise and the theoretical fair value after the rights exercise. The number of shares issued upon completion of the Broadband Spin-Off, adjusted for the rights factor, was used to determine both basic and diluted earnings (loss) per share (“EPS”) for the years ended December 31, 2013 and 2012 and for the period from January 1, 2014 through the date of the Broadband Spin-Off, as no Company equity awards were outstanding prior to the Broadband Spin-Off. Basic EPS subsequent to the Broadband Spin-Off was computed using the weighted average number of shares outstanding (“WASO”), adjusted for the rights factor, from the date of the completion of the Broadband Spin-Off through January 9, 2015, the date on which the rights offering was fully subscribed. Diluted EPS subsequent to the Broadband Spin-Off was computed using the WASO from the date of the completion of the Broadband Spin-Off through January 9, 2015, adjusted for the rights factor and potentially dilutive equity awards outstanding during the same period. Subsequent to January 9, 2015, basic EPS was computed using the WASO during the period, and diluted EPS was computed using the WASO adjusted for potentially dilutive equity awards outstanding during the period.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). At 5:00 p.m., New York City time, on November 4, 2014, the Broadband Spin-Off was completed and shares of Liberty Broadband common stock were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable” or “TWC”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them as of 5:00 p.m., New York City time on October 29, 2014 (the record date) for the Broadband Spin-Off, with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they held as of 5:00 p.m., New York City time, on December 4, 2014 (the rights record date) at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband. The Broadband Spin-Off and rights offering were intended to be tax-free to stockholders of Liberty. During September 2015, Liberty entered into a closing agreement with the IRS which provided that the Broadband Spin-Off qualified for tax-free treatment.

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

TruePosition was incorporated on November 24, 1992. TruePosition develops and markets technology for locating wireless phones and other wireless devices on a cellular network, enabling wireless carriers to provide public safety E-9-1-1 services domestically and to enhance services in support of commercial applications, national security and law enforcement worldwide. “E-9-1-1” refers to a series of FCC mandates requiring wireless carriers to implement and continuously improve the ability to locate wireless callers requesting emergency services. Prior to 2015, TruePosition’s location system offering was a passive network overlay system using its patented U-TDOA technology.  In 2015, TruePosition ceased making further investment in its U-TDOA based product offering and commenced the development and marketing of TrueFix, a location offering which is an extension of Skyhook’s WiFi location technology that determines the location of a wireless device by matching received WiFi signals to the known locations of WiFi access points contained in a proprietary reference database. TruePosition’s location system calculates the latitude and longitude of a designated wireless telephone or transmitter and forwards the information in real time to application software. Future enhancements, including reverse geo-coding and the integration with a National Emergency Address Database, may lead to refining the device location information to include a specific street address.

On February 14, 2014, TruePosition completed the acquisition of Skyhook.  Skyhook operates a global location network with more than 1 billion geolocated WiFi access points, providing hybrid wireless positioning technology and contextual location intelligence solutions worldwide.  The large amount of data collected by Skyhook powers all of its products and provides Skyhook the ability to offer location and geo-informed context to any mobile app or device.  Skyhook's location-based context solutions provide a way for companies and agencies to understand consumers' mobile behavior and improve mobile customer experience, while also allowing advertisers to reach their audiences in new and relevant ways.

Charter is one of the largest providers of cable services in the United States with approximately 6.7 million residential and small and medium business customers at December 31, 2015, offering a variety of entertainment, information and communications solutions to residential and commercial customers, including traditional cable video programming, Internet services, and voice services, as well as advanced video services such as video on demand, HD television and DVR service. Charter also sells local advertising on cable networks and provides fiber connectivity to cellular towers and office buildings. Its infrastructure consists of a hybrid of fiber and coaxial cable plant with approximately 12.9 million estimated passings, with 97% at 550 MHz or greater and 98% of plant miles two-way active and 99% of plant all-digital. A national IP infrastructure interconnects Charter markets. Liberty acquired its interest in Charter on May 1, 2013. At December 31, 2015, Liberty Broadband owned approximately 28.8 million shares of Charter common stock, representing an approximate 26% ownership interest in the issued and outstanding shares. Under the Charter Stockholders Agreement, Liberty has the right to nominate four directors to the Charter board of directors, subject to certain exclusions and requirements. Liberty Broadband also has the right to cause one of its nominees to serve on the nominating and corporate governance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees. These rights were transferred from Liberty to Liberty Broadband in connection with the Broadband Spin-Off. The Second Amended and Restated Stockholders Agreement continues to provide us with board nomination rights.

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

Current Trends Affecting Our Business

TruePosition’s location systems compete against a number of suppliers of both WiFi based technology solutions and other satellite and terrestrial based technology offerings. In addition, there are a number of new location technologies in development which may further increase competition to be a location solution for new air interfaces to provide commercial location based services and to meet more stringent commercial and governmental accuracy standards. Other large technology companies, such as Google, similarly facilitate the provision of location information to devices and applications operating on their mobile platforms.

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

Results of Operations—Consolidated

Consolidated operating results:

	Years ended December 31,
	2015	2014	2013
	amounts in thousands
Revenue	$91,182	69,045	77,363
Operating expenses, excluding stock-based compensation
Operating expense	6,089	7,499	23,442
Selling, general and administrative	36,814	46,946	33,317
Research and development	16,637	18,311	15,314
Adjusted OIBDA	31,642	(3,711)	5,290
Stock-based compensation	6,380	999	996
Depreciation and amortization	6,088	9,043	4,382
Gain on legal settlement	(60,450)	(6,000)	—
Impairment of intangible assets	20,669	35,221	—
Operating income (loss)	$58,955	(42,974)	(88)

Revenue

Revenue increased $22.1 million and decreased  $8.3 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. The increase in revenue during 2015 was primarily due to the recognition of $35.5 million of deferred revenue upon the expiration of TruePosition’s contract with its largest customer on December 31, 2015, as all contractual obligations were satisfied at that time. This customer accounted for approximately 85%, 83% and 85% of TruePosition’s revenue during 2015, 2014 and 2013, respectively.  As a result, a significant decline in TruePosition’s future operating results is expected unless TruePosition is able to generate significant new business to replace the financial impact of this customer. Exclusive of the recognition of the deferred revenue associated with this contract during 2015, revenue decreased $13.4 million from the prior year, due to a $15.3 million revenue decline at TruePosition, partially offset by a $1.9 million increase at Skyhook. The decrease in TruePosition’s revenue was primarily a result of reduced domestic software and maintenance license fees, due to a reduction in the size of the deployed base of TruePosition’s technologies. This decrease was partially offset by a $1.9 million increase in revenue from Skyhook, due to a full year of revenue recognition during 2015, as Skyhook was acquired during February 2014.  The decrease in revenue during 2014 was primarily due to reduced domestic hardware and software license sales as a result of uncertainty around new FCC indoor accuracy mandates. As a result of the uncertainty, many wireless carrier companies delayed investments in location technologies. Additionally, TruePosition experienced reduced hardware and software license sales in the international markets which was partially offset by Skyhook revenue subsequent to its acquisition in early 2014. On January 29, 2015, the FCC adopted indoor location accuracy rules in its Fourth Report and Order, redefining location accuracy standards that wireless carriers will be required to meet in future years.

TruePosition’s technologies, including new technologies now under development, will compete with other technologies to satisfy the new standards in the coming years.

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

Adjusted OIBDA improved  $35.4 million and decreased  $9.0 million in the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods.  In addition to the $22.1 million increase in revenue, discussed above, Adjusted OIBDA in 2015 was positively impacted by a $10.2 million decline in legal expenses during the year (discussed below) and a $3.1 million improvement in operating expenses during the year.  The decrease in Adjusted OIBDA during 2014 was primarily a result of increased legal expenses, cost of the Skyhook acquisition and Skyhook generating negative Adjusted OIBDA, partially offset by the full year impact of cost reduction measures undertaken in 2013. The reduction in overall revenue of $8.3 million, discussed above, was offset by lower cost of goods sold of $15.2 million, primarily due to reduced international sales, which have lower margins than domestic sales. During 2013 TruePosition entered into an international project for which revenue was only recognized to the extent cash was received, as future collectability of revenue was unsure. Therefore, the gross margin on that particular project was dependent on the payments received from the customer. This project was canceled as of the end of 2013 and therefore there was less revenue and cost of goods sold recognized for the year ended December 31, 2014.

Legal expenses decreased  $10.2 million and increased  $5.8 million in the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior years. Legal expenses are included in selling, general and administrative expenses. The decrease in legal costs during 2015 and the increase in legal costs during 2014 is primarily a result of TruePosition's antitrust lawsuit arising from the standard setting processes for LTE wireless data communication technology as it pertains to location technology, which was settled during the third quarter of 2014, and Skyhook’s patent infringement lawsuit against Google, which was settled during the first quarter of 2015. Additionally, lobbying costs of $431 thousand, $3.3 million and  $3.4 million related to the indoor accuracy regulations previously discussed were incurred during each of the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Lobbying expenses are also included in selling, general and administrative expenses. Subsequent to the first quarter of 2015, these costs have significantly declined due to rulemaking timelines.

Merger costs of $958 thousand and $624 thousand related to the Skyhook acquisition were incurred in 2014 and 2013, respectively.  No merger costs were incurred during 2015. Merger costs are included in selling, general and administrative costs.

Operating expenses, research and development, and selling, general and administrative, excluding legal expenses and merger costs, discussed above, decreased  $2.0 million and increased by $9.7 million in the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods.  The decrease in 2015 was largely due to a full year implementation of cost reduction measures at TruePosition, partially offset by higher corporate selling, general and administrative costs during the current year.  The increase in 2014 was primarily due to operating and selling, general and administrative expenses related to Skyhook of $13.5 million against revenue of $8.4 million for the year ended December 31, 2014.

Operating Income (Loss)

Operating income (loss) improved  $101.9 million and declined  $42.9 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. In addition to those items impacting Adjusted OIBDA, operating income (loss) for the year ended December 31, 2015 was further impacted by a favorable net legal settlement of $60.5 million (an improvement of $54.5 million from the prior year) due to the settlement of Skyhook’s patent infringement lawsuit against Google during the first quarter of 2015 and a decrease in depreciation and amortization of $3.0 million,  partially offset by a $20.7 million impairment expense (a $14.6 million improvement from the prior year) recorded during the current year and an increase in stock-based compensation expense of $5.4 million.  In addition to those items impacting Adjusted OIBDA, operating income (loss) for the year ended December 31, 2014 was further impacted by an increase in depreciation and amortization of $4.7 million and a $35.2 million impairment of goodwill and intangible assets, partially offset by a $6.0 million favorable legal settlement of the antitrust lawsuit in July 2014.

Stock-based compensation expense increased $5.4 million and $3 thousand for the years ended December 31, 2015 and 2014, respectively. The increase in stock-based compensation during the current year was primarily due to the vesting of options to purchase shares of Liberty Broadband Series C common stock granted during December 2014 and an increase in the number of options to purchase shares of Series C Liberty Broadband common stock granted during the current year. Additionally, TruePosition’s stock-based compensation increased during the current year due to the issuance of new awards and additional vesting of the outstanding awards under the plans, partially offset by cancelled awards.

Depreciation and amortization decreased $3.0 million and increased $4.7 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods.  The decrease in depreciation and amortization expense during the current year is primarily due to lower amortization expense resulting from the impairment of TruePosition’s intangible assets related to Skyhook during the fourth quarter of 2014 and write-off of fixed assets during the first quarter of 2015. The assets written off were comprised of assets related to the abandonment of a product development project by TruePosition during the period. The increase in 2014 was primarily due to the acquisition of Skyhook during the year.

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

During September 2015, AT&T gave notice to TruePosition that it did not intend to renew its contract, which expired on December 31, 2015. The Company believed that the receipt of the notification represented a significant change in circumstances since we last performed our annual goodwill impairment test. Accordingly, we performed a goodwill impairment test upon receipt of the notification from TruePosition. At that time, the estimated fair value of the reporting unit was primarily determined based on the cash and cash equivalents held by the reporting unit, and when compared to its carrying value, it was concluded that a goodwill impairment did not exist. As previously discussed, the carrying value of TruePosition included a $35.5 million deferred revenue liability related to the contract with the largest customer. Upon expiration of the contract on December 31, 2015, the deferred revenue was recognized, as all contractual obligations were satisfied at that time. The recognition of this deferred revenue liability increased the reporting unit carrying value. As a result, the Company determined the fair value of TruePosition. As the reporting unit’s carrying value exceeded the fair value, we performed a Step 2 impairment test and recorded a $20.7 million impairment loss related to TruePosition’s goodwill during December 2015. See note 2 and note 7 in the accompanying consolidated financial statements for additional discussion regarding this impairment loss.

In November 2014,  Skyhook was notified that one of its significant customers was not expected to renew its contract for 2015. As a result, 30-40% of Skyhook's revenue was not expected to recur in 2015. Due to this anticipated decline in Skyhook's operations, the Company determined the fair value of Skyhook and performed a Step 2 impairment test, which resulted in a $35.2 million impairment loss recorded to TruePosition’s goodwill and intangible assets related to Skyhook during December 2014. See note 2 and note 7 in the accompanying consolidated financial statements for additional discussion regarding this impairment loss.

Other Income and Expense:

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2015	2014	2013
	amounts in thousands
Other income (expense):
Interest expense	$(7,424)	(1,138)	—
Dividend and interest income	3,797	5,426	6,878
Share of earnings (losses) of affiliate	(120,962)	(127,573)	(76,090)
Realized and unrealized gains (losses) on financial instruments, net	2,619	51,189	97,860
Gain (loss) on dilution of investment in affiliate	(7,198)	(87,158)	(92,933)
Other, net	158	(63)	(53)
	$(129,010)	(159,317)	(64,338)

Interest expense

Interest expense during the years ended December 31, 2015 and 2014 is attributable to two margin loans entered into with each of the lenders party thereto by BroadbandSPV on October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off. See note 8 in the accompanying consolidated financial statements for additional information on the margin loan agreements.

Dividend and interest income

Dividend and interest income decreased $1.6 million and  $1.5 million for each of the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. The decrease in both years was primarily due to contractual commitments on the Time Warner Cable shares. Although the 2015 quarterly Time Warner Cable dividend rate remained the same as 2014, a larger portion of the dividends were passed through to the counterparty in 2015, due to more written call option contracts on Time Warner Cable shares outstanding during 2015 than 2014 as well as the Time Warner Cable collar agreement that was outstanding for a portion of the current year. The Time Warner Cable dividend rate increased from $0.65 per share per quarter in 2013 to $0.75 per share per quarter in 2014. However, interest and dividend income decreased in 2014 due to contractual commitments on the Time Warner Cable shares, as a portion of the dividends were passed through to the counterparty in 2014 based on the written call option contracts on Time Warner Cable shares.

Share of earnings (losses) of affiliates

Share of losses from affiliates improved $6.6 million and declined $51.5 million during the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. Share of losses from affiliates is attributable to the Company’s ownership interest in Charter. In May 2013, the Company acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase. Upon acquisition, the Company allocated the excess basis, between the book basis of Charter and fair value of the shares acquired, and ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. Outstanding debt is amortized over the contractual period using the effective interest rate method. Amortization related to debt and intangible assets with identifiable useful lives is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying consolidated statements of operations and aggregated $51.6 million and $81.2 million, net of related taxes, for the years ended December 31, 2015 and 2014, respectively. See note 6 in the accompanying notes to the consolidated financial statements for additional discussion of the Company’s investment in Charter.

The following is a discussion of Charter’s stand alone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations. Charter is a separate publicly traded company and additional information about Charter can be obtained through its website and public filings. The amounts included in the table below represent Charter’s results for each of the years ended December 31, 2015, 2014 and 2013. However, the portion of Charter’s share of earnings (losses) included in our consolidated financial statements only includes Charter’s results from the time of acquisition (May 2013) through December 31, 2015.

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Revenue	$9,754	9,108	8,155
Operating expenses, excluding stock-based compensation	(6,437)	(5,980)	(5,344)
Adjusted OIBDA	3,317	3,128	2,811
Depreciation and amortization	(2,125)	(2,102)	(1,854)
Stock-based compensation	(78)	(55)	(48)
Operating income	1,114	971	909
Other expenses, net	(1,445)	(918)	(958)
Net income (loss) before income taxes	(331)	53	(49)
Income tax benefit (expense)	60	(236)	(120)
Net loss	$(271)	(183)	(169)

Charter’s revenue increased $646 million and $953 million during the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior years. Revenue growth primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration, partially offset by a decrease in advertising sales in 2015 and a decrease in average basic video customers. Additionally, Charter’s acquisition of Bresnan on July 1, 2013 increased revenue by approximately $276 million in 2014 as compared to 2013.

The increase in revenue during 2015 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation, of $457 million. The increase in operating expenses was primarily attributable to an increase in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, broader carriage of certain networks as a result of Charter’s all-digital initiative and the introduction of new networks to Charter’s video offering as well as 2014 expense benefits not recurring in 2015. Depreciation and amortization also increased $23 million, stock compensation expense remained flat, other expenses increased $527 million and income tax benefit (expense) improved $296 million. The increase in depreciation and amortization expense is primarily attributable to the depreciation on recent capital expenditures, partially offset by certain assets becoming fully depreciated. The increase in other expenses is primarily attributable to an increase of $431 million of interest expense during 2015 related to debt held in escrow during the year to fund the Comcast Transactions, Time Warner Cable Merger and the Bright House Transaction, as defined in note 6 to the accompanying consolidated financial statements. Additionally, Charter recognized a loss on extinguishment of debt of $128 million during 2015 in connection with the repayment of certain term loans during April 2015. The income tax benefit recognized in 2015 was primarily due to the deemed liquidation of Charter Communications Holding Company, LLC (“Charter Holdco”) solely for federal and state income tax purposes, resulting in a $187 million deferred income tax benefit offset by income tax expense recognized during 2015, primarily through increases in deferred tax liabilities. Charter owns a 100% equity interest in Charter Holdco and was treated as a partnership for tax purposes prior to July 2, 2015. The impact of the election to treat Charter Holdco as a disregarded entity resulted in a $169 million net deferred income tax benefit. Income tax benefit (expense) also improved due to a reduction in tax amortization for fully amortized intangible assets that are indefinite-lived for book purposes.

The increase in revenue during 2014 was partially offset by the net impact of a $636 million increase in operating expenses, excluding stock compensation expense, a $248 million increase in depreciation and amortization expense, a $7 million increase in stock-based compensation expense, a $40 million decrease in other expenses and an increase in income tax expense of $116 million. The increase in operating expense is primarily attributable to a full year of costs associated with Charter’s acquisition of Bresnan on July 1, 2013, increases in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and for new programming, offset in part by video customer losses. Transition costs related to transactions with Comcast accounted for $14 million of total 2014 operating costs. The increase in depreciation expense is primarily attributable to the acquisition of Bresnan and depreciation on recent capital expenditures, partially offset by certain assets becoming fully depreciated. The increase in stock-based compensation expense was due to an increase in the number of options granted during the year along with an increase in the weighted average grant price of options and restricted stock granted and vested during the year. The decrease in other expenses is primarily attributable to a $123 million loss on extinguishment of debt that was recognized during the year ended December 31, 2013. Income tax expense for the year ended December 31, 2013 included a step-up in basis of indefinite-lived assets for tax, but not GAAP purposes, resulting from the effects of partnership gains related to financing transactions, which decreased Charter's net deferred tax liability related to indefinite-lived assets resulting in a benefit of $67 million.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net decreased $48.6 million and $46.7 million for each of the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. Net realized and unrealized losses on financial instruments during 2015 were attributable to changes in the fair value of our investment in Time Warner Cable and corresponding collar agreement and written call options. The change in fair value of our investment in Time Warner Cable is typically directly correlated to changes in the underlying Time Warner Cable stock price. The change in fair value of our derivative instruments related to our investment in Time Warner Cable is typically inversely correlated to changes in the underlying Time Warner Cable stock price. The net realized and unrealized gain of $2.6 million during 2015 was primarily due to gains in the fair value of our investment in Time Warner Cable, partially offset by losses on the Time Warner Cable call options and collar, due to increases in the Time Warner Cable stock price during the year. Realized and unrealized gains on financial instruments, net during 2014 were primarily attributable to changes in fair value of the Charter warrants. Changes in the fair value of the Charter warrants were directly correlated to changes in the underlying Charter share price. A gain of $32.8 million attributable to the Charter warrants acquired during May 2013 was due to an improvement in the Charter price per share of outstanding stock during the year ended December 31, 2014. As discussed in note 6 to the accompanying consolidated financial statements, Liberty Broadband exercised of all of the Company’s outstanding Charter warrants during November 2014, subsequent to the completion of the Broadband Spin-Off. Additionally, a net gain of $18.4 million on the investment in Time Warner Cable shares and outstanding call options were recorded during 2014. The net gain was primarily due to gains in our investment in Time Warner Cable, partially offset by losses on the Time Warner Cable call options, due to an improvement in the Time Warner Cable price per share of outstanding stock during the respective period.

Gain (loss) on dilution of investment in equity affiliate

The losses in 2015 and 2014 are the result of the issuance of Charter common stock from the exercise of warrants and stock options held by outside investors (employees and other third parties), at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter warrants and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Other, net

Other income (expenses) improved  $221 thousand and declined $10 thousand for each of the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. The improvement during 2015 is primarily attributable to a gain on TruePosition fixed assets that were retired during the year. The decline in 2014 is primarily attributable to an increase in income tax penalties during the year.

Income taxes

Our effective tax rate for the years ended December 31, 2015, 2014 and 2013 was 28%,  33% and 35%, respectively. During 2015, our effective tax rate was lower than the federal tax rate of 35% primarily due to the non-deductible impairment of goodwill related to TruePosition.  During 2014, our effective tax rate was lower than the federal tax rate of 35% primarily due to the non-deductible impairment of goodwill and other amortizable intangible assets related to Skyhook.

Net earnings (losses)

We had net losses of $50.2 million, $134.6 million and $41.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The change in net losses was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2015 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of December 31, 2015, Liberty Broadband had a cash balance of $655.1 million. In addition, Liberty Broadband had $438.9 million of unencumbered available for sale securities.

	Years ended December 31,
	2015	2014	2013
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$34,072	2,728	5,475
Net cash provided (used) by investing activities	$(2,479)	(209,986)	(2,624,868)
Net cash provided (used) by financing activities	$578,677	242,816	2,618,613

TruePosition generally collects the majority of its annual software maintenance from its customers during the first quarter of each calendar year, which is the most significant factor contributing to the cash generated from operations during 2014 and 2013. The most significant factor contributing to the cash generated from operations during 2015 was the receipt by Skyhook of legal settlement proceeds,  partially offset by the payment of legal fees. Due to the expiration of TruePosition’s contract with a significant customer on December 31, 2015, we expect a decline in cash flows from operations in future periods.

During the year ended December 31, 2015, our primary use of cash was  $182.1 million in net settlements of financial instruments. This use of cash was funded by cash on hand and the receipt of $697.3 million in net proceeds from the rights offering during the year.

The projected use of our cash will be the continued operational needs of our subsidiary, including potential investment in location technology at TruePosition, or other investment opportunities. As discussed in note 6 of the accompanying consolidated financial statements, in support of the Time Warner Cable Merger, the Company expects to issue $4.4 billion additional shares of Liberty Broadband Series C common stock in order to purchase $4.3 billion in shares of New Charter. However, Liberty Broadband has the right, and may determine, to incur debt financing (subject to certain conditions) to fund a portion of the purchase price for such shares of New Charter, in which case Liberty Broadband may reduce the aggregate Series C share subscriptions by up to 25%, with such reduction applied pro rata to all investors. The Series C share subscriptions are subject to customary closing conditions, and funding will only occur upon the completion of the Time Warner Cable Merger. Furthermore, as also discussed in note 6 of the accompanying consolidated financial statements, Liberty Broadband expects to use a portion of the proceeds from the rights offering to purchase an additional $700 million of New Charter shares in connection with Charter’s proposed acquisition of Bright House Networks from A/N.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in thousands
Consolidated contractual obligations
Long-term debt	$400,000	—	400,000	—	—
Interest payments	$15,911	8,626	7,285	—	—
Operating lease obligations	$2,324	1,161	1,163	—	—
Other (1)	$3,166	3,166	—	—	—
Total	$421,401	12,953	408,448	—	—

(1)	Includes TruePosition open purchase orders and other guarantees.

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

Application of the Equity Method of Accounting for Investments in Affiliates.     For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company determines the difference between the purchase price of the investee and the underlying equity which results in an excess basis in the investment.  This excess basis is allocated to the underlying assets and liabilities of the Company’s investee through a purchase accounting exercise and is allocated within memo accounts used for equity accounting purposes.  Depending on the applicable underlying assets, these amounts are either amortized over the applicable useful lives or determined to be indefinite lived.

Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, to investors other than the
Company, are recognized in the statement of operations through the gain (loss) on dilution of investment in affiliate line item. We periodically evaluate our equity method investment to determine if decreases in fair value below our cost basis  are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statement of operations. Other than temporary declines in fair value of our equity method investment would be included in share of earnings (losses) of affiliates in our consolidated statement of operations.

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

As of December 31, 2015, the Company had $6.5 million of goodwill, attributable to the Company’s acquisition of Skyhook, primarily related to assembled workforces, non-contractual relationships and other intangibles that do not qualify for separate recognition.

We perform our annual assessment of the recoverability of our goodwill in the fourth quarter each year.  The Company utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. In mid-November 2014, Skyhook was notified that one of its significant customers, representing approximately 30-40% of its revenue, was not expected to renew its contract for 2015. Due to this anticipated decline in Skyhook's operations, the Company determined the fair value of Skyhook and performed a Step 2 impairment test, which resulted in a $35.2 million impairment loss recorded related to Skyhook’s goodwill and intangible assets during December 2014. During September 2015, TruePosition’s largest customer gave notice that it did not intend to renew its contract, which expired on December 31, 2015. The Company believed that the receipt of the notification represented a significant change in circumstances since we last performed our annual goodwill impairment test. Accordingly, we performed a goodwill impairment test upon receipt of the notification from TruePosition. At that time, the estimated fair value of the reporting unit was primarily determined based on the cash and cash equivalents held by the reporting unit, and when compared to its carrying value, it was concluded that a goodwill impairment did not exist. The carrying value of TruePosition included a $35.5 million deferred revenue liability related to the contract with the largest customer. Upon expiration of the contract on December 31, 2015, the deferred revenue was recognized, as all contractual obligations were satisfied at that time. The recognition of this deferred revenue liability increased the reporting unit carrying value. As a result, the Company determined the fair value of TruePosition. As the carrying value exceeded the fair value, we performed a Step 2 impairment test and recorded a $20.7 million impairment loss related to TruePosition’s goodwill during December 2015.

Fair Value of Financial Instruments.     All marketable debt and equity securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. Fair values are determined for each individual security in the investment portfolio. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statements of operations (the “Fair Value Option”). Liberty Broadband has elected the Fair Value Option for those of its AFS securities which it considers to be non-strategic (“Fair Value Option Securities”). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. A small portion of the Company’s AFS securities are not designated as Fair Value Option Securities and are reviewed from time to time in order to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors considered in this determination are the length of time that the fair value of the investment is below the carrying value, the severity of the decline, and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts’ ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investments. The Company’s assessment of the foregoing factors involves considerable management judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Writedowns of AFS securities would be included in the consolidated statements of operations as other than temporary declines in fair values of investments. There were no impairment charges recorded during 2015, 2014 or 2013.

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect that the new standard may have on its revenue recognition and has not yet selected a transition method but does not believe the standard will significantly impact its financial statements and related disclosures.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of December 31, 2015, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$400	2.2%	$—	NA

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

At December 31,  2015, the fair value of our AFS equity securities was $439.6 million. Had the market price of such securities been 10% lower at December 31,  2015, the aggregate value of such securities would have been $44.0 million lower. Additionally, our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Broadband Corporation are filed under this Item, beginning on Page II-6.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-19 for Management's Report on Internal Control Over Financial Reporting.

See page II-20 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information.

None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 Liberty Broadband Corporation’s (the "Company") management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a - 15(f) of the Securities Exchange Act of 1934.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2015, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2015, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-20 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Broadband Corporation:

We have audited Liberty Broadband Corporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Liberty Broadband Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Broadband Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2015, and our report dated February 12, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

February 12, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty Broadband Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Broadband Corporation (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Broadband Corporation as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 /s/ KPMG LLP

Denver, Colorado

February 12, 2016

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$655,079	44,809
Trade and other receivables, net of allowance for doubtful accounts of $138 thousand and $45 thousand, respectively	2,462	617
Restricted cash	32	4,082
Short-term marketable securities	9,014	9,001
Other current assets	11,660	10,639
Total current assets	678,247	69,148
Investments in available-for-sale securities (note 5)	439,560	360,762
Investments in affiliates, accounted for using the equity method (note 6)	2,372,699	2,498,804
Property and equipment, net	1,248	3,590
Goodwill (note 7)	6,497	27,166
Intangible assets subject to amortization, net (note 7)	11,887	12,915
Deferred income tax assets (note 9)	55,368	30,822
Other assets	235	264
Total assets	$3,565,741	3,003,471
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,493	15,953
Deferred revenue	2,629	5,947
Derivative instruments (note 4)	—	75,356
Other current liabilities	2,254	2,340
Total current liabilities	15,376	99,596
Debt (note 8)	399,703	371,539
Deferred revenue	2,443	37,567
Total liabilities	417,522	508,702
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,163,206 and 26,126,459 at December 31, 2015 and 2014, respectively	262	261
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,467,547 at December 31, 2015 and 2014	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 74,643,546 and 57,189,897 at December 31, 2015 and 2014, respectively	746	572
Additional paid-in capital	3,537,848	2,835,373
Accumulated other comprehensive earnings, net of taxes	8,905	7,918
Retained earnings (accumulated deficit)	(399,567)	(349,380)
Total equity	3,148,219	2,494,769
Commitments and contingencies (note 14)	—	—
Total liabilities and equity	$3,565,741	3,003,471

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 2015,  2014 and 2013

	2015	2014	2013
	amounts in thousands,
	except per share amounts
Revenue:
Service	$76,139	58,426	61,264
Other	15,043	10,619	16,099
Total revenue	91,182	69,045	77,363
Operating costs and expenses
Operating, including stock-based compensation (notes 3,11)	6,096	7,500	23,444
Selling, general and administrative, including stock-based compensation (notes 3,11)	42,792	47,778	34,068
Research and development, including stock-based compensation (notes 3,11)	17,032	18,477	15,557
Gain on legal settlement	(60,450)	(6,000)	—
Impairment of intangible assets (note 7)	20,669	35,221	—
Depreciation and amortization	6,088	9,043	4,382
	32,227	112,019	77,451
Operating income (loss)	58,955	(42,974)	(88)
Other income (expense):
Interest Expense	(7,424)	(1,138)	—
Dividend and interest income	3,797	5,426	6,878
Share of earnings (losses) of affiliate (note 6)	(120,962)	(127,573)	(76,090)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	2,619	51,189	97,860
Gain (loss) on dilution of investment in affiliate (note 6)	(7,198)	(87,158)	(92,933)
Other, net	158	(63)	(53)
Earnings (loss) from continuing operations before income taxes	(70,055)	(202,291)	(64,426)
Income tax benefit (expense)	19,868	67,686	22,698
Net earnings (loss) attributable to Liberty Broadband shareholders	$(50,187)	(134,605)	(41,728)
Basic earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$(0.49)	(1.52)	(0.47)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$(0.49)	(1.52)	(0.47)

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2015,  2014 and 2013

	2015	2014	2013
	amounts in thousands
Net earnings (loss)	$(50,187)	(134,605)	(41,728)
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(287)	(3,163)	2,105
Share of other comprehensive earnings (loss) of equity affiliate	1,274	3,191	3,745
Other comprehensive earnings (loss), net of taxes	987	28	5,850
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$(49,200)	(134,577)	(35,878)

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2015,  2014 and 2013

	2015	2014	2013
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(50,187)	(134,605)	(41,728)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	6,088	9,043	4,382
Stock-based compensation	6,380	999	996
Excess tax benefit from stock-based compensation	(1,217)	—	—
Impairment of intangible assets	20,669	35,221	—
Cash payments for stock-based compensation	(1,268)	(732)	(765)
Share of (earnings) losses of affiliate, net	120,962	127,573	76,090
Realized and unrealized (gains) losses on financial instruments, net	(2,619)	(51,189)	(97,860)
(Gain) loss on dilution of investment in affiliate	7,198	87,158	92,933
Deferred income tax expense (benefit)	(24,964)	(66,703)	(30,924)
Other, net	(1,440)	18	39
Changes in operating assets and liabilities:
Current and other assets	(1,238)	446	7,729
Payables and other liabilities	(44,292)	(4,501)	(5,417)
Net cash provided by operating activities	34,072	2,728	5,475
Cash flows from investing activities:
Capital expended for property and equipment	(731)	(1,398)	(1,127)
Cash paid for acquisitions, net of cash acquired	—	(48,088)	—
Proceeds (payments) from issuances and settlements of financial instruments, net	—	—	(59,612)
Investments in equity investees	—	(175,857)	(2,565,150)
Amounts loaned to former parent	—	(55,646)	(58,344)
Repayments by former parent on loan receivable	—	80,012	59,373
Purchases of short term investments and other marketable securities	(18,032)	(9,001)	—
Sales of short term investments and other marketable securities	18,019	—	—
Other investing activities, net	(1,735)	(8)	(8)
Net cash used in investing activities	(2,479)	(209,986)	(2,624,868)
Cash flows from financing activities:
Cash received from rights offering	697,309	—	—
Borrowings of debt	67,995	372,000	—
Repayments of debt	(40,000)	—	—
Contribution from (distribution to) former parent, net	—	(129,184)	2,618,613
Proceeds from issuances of financial instruments	30,158	130,237	63,547
Payments from settlements of financial instruments	(182,192)	(130,237)	(63,547)
Excess tax benefit from stock-based compensation	1,217	—	—
Other financing activities, net	4,190	—	—
Net cash provided by (used in) financing activities	578,677	242,816	2,618,613
Net increase (decrease) in cash	610,270	35,558	(780)
Cash and cash equivalents, beginning of year	44,809	9,251	10,031
Cash and cash equivalents, end of year	$655,079	44,809	9,251

Supplemental disclosure to the consolidated statements of cash flows:

	Years ended December 31,
	2015	2014	2013
	amounts in thousands
Cash paid for interest	$7,251	1,078	—
Cash paid for taxes	$5,485	2,870	16,577

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statement of Equity

Years ended December 31, 2015,  2014 and 2013

							Accumulated	Retained
					Additional		other	earnings
	Preferred	Common stock			paid-in	Parent’s	comprehensive	(accumulated	Total
	Stock	Series A	Series B	Series C	capital	investment	earnings	deficit)	equity
	amounts in thousands
Balance at January 1, 2013	$—	—	—	—	—	367,466	2,040	(173,047)	196,459
Net earnings (loss)	—	—	—	—	—	—	—	(41,728)	(41,728)
Other comprehensive earnings (loss)	—	—	—	—	—	—	5,850	—	5,850
Contribution from (distribution to) former parent	—	—	—	—	—	2,618,613	—	—	2,618,613
Balance at December 31, 2013	—	—	—	—	—	2,986,079	7,890	(214,775)	2,779,194
Net earnings (loss)	—	—	—	—	—	—	—	(134,605)	(134,605)
Other comprehensive earnings (loss)	—	—	—	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	422	—	—	—	422
Change in capitalization in connection with Broadband Spin-Off	—	261	25	572	3,155,537	(3,156,395)	—	—	—
Contribution from (distribution to) former parent	—	—	—	—	(299,500)	170,316	—	—	(129,184)
Tax attributes in connection with Broadband Spin-Off	—	—	—	—	(21,086)	—	—	—	(21,086)
Balance at December 31, 2014	—	261	25	572	2,835,373	—	7,918	(349,380)	2,494,769
Net earnings (loss)	—	—	—	—	—	—	—	(50,187)	(50,187)
Other comprehensive earnings (loss)	—	—	—	—	—	—	987	—	987
Stock-based compensation	—	—	—	—	5,200	—	—	—	5,200
Issuance of common stock upon exercise of stock options	—	1	—	1	138	—	—	—	140
Excess tax benefits from stock-based compensation	—	—	—	—	1,217	—	—	—	1,217
Common stock issued pursuant to the rights offering	—	—	—	173	697,136	—	—	—	697,309
Other	—	—	—	—	(1,216)	—	—	—	(1,216)
Balance at December 31, 2015	$—	262	25	746	3,537,848	—	8,905	(399,567)	3,148,219

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(1) Basis of Presentation

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). At 5:00 p.m., New York City time, on November 4, 2014 the Broadband Spin-Off was completed and shares of Liberty Broadband common stock were distributed to the shareholders of Liberty as of a record date of 5:00 p.m., New York City time, on October 29, 2014. Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. These financial statements refer to the combination of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them as of 5:00 p.m., New York City time, on October 29, 2014 (the record date), with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock they held as of 5:00 p.m., New York City time, on December 4, 2014 (the rights record date). See note 10 for additional information related to the rights offering.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, approximately $2.5 million was reimbursable to Liberty for the year ended December 31, 2015.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent a combination of the historical financial information of TruePosition, the Company’s interest in Charter, the Company’s minority equity investment in Time Warner Cable and certain

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

deferred tax liabilities, as well as liabilities related to the Time Warner Cable call option. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

(2) Description of Business

TruePosition develops and markets technology for locating wireless phones and other wireless devices on a cellular network, enabling wireless carriers and government agencies to provide public safety E-9-1-1 services domestically and services in support of commercial applications, national security and law enforcement worldwide.

Since 2012, TruePosition has been largely dependent on one wireless carrier (AT&T), which accounted for approximately 80% - 90% of TruePosition’s overall revenue. During September 2015, AT&T gave notice that it did not intend to renew its contract, which expired on December 31, 2015. The Company believed that the receipt of the notification represented a significant change in circumstances since we last performed our annual goodwill impairment test. Accordingly, we performed a goodwill impairment test upon receipt of the notification from TruePosition. At that time, the estimated fair value of the reporting unit was primarily determined based on the cash and cash equivalents held by the reporting unit, and when compared to its carrying value, it was concluded that a goodwill impairment did not exist. The carrying value of TruePosition included a $35.5 million deferred revenue liability related to the contract with AT&T. Upon expiration of the contract on December 31, 2015, the deferred revenue was recognized, as all contractual obligations were satisfied at that time. The recognition of this deferred revenue liability increased the reporting unit carrying value. As a result, the Company determined the fair value of TruePosition. As the reporting unit’s carrying value exceeded the fair value, we performed a Step 2 impairment test and recorded a $20.7 million impairment loss related to TruePosition’s goodwill during December 2015. See note 7 for additional discussion regarding this impairment loss.

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
$57,530

Amortizable intangible assets acquired include patents, tradenames, customer relationships, and capitalized software. The fair value of these assets was determined using projected cash flows based on Level 3 inputs. The remaining useful life of patents, tradenames and customer relationships was determined to be five years. The remaining useful life of capitalized software was determined to be three to five years. Accordingly, the amortizable intangible assets acquired were amortized straight-line over these respective periods.  In connection with the intangible impairment recorded on Skyhook’s intangible assets during the fourth quarter of 2014 (discussed below), TruePosition re-evaluated the remaining useful lives of Skyhook’s amortizable intangible assets. As a result, as of January 1, 2015, TruePosition determined the remaining useful life of Skyhook’s patents to be three and a half years and Skyhook’s tradename and customer relationship to be five and a half years. On January 1, 2015,

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

TruePosition began amortizing Skyhook’s intangible assets straight-line prospectively over these revised periods. Capitalized software intangible assets continue to be amortized over three to five years. Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships.

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

In mid-November 2014, Skyhook was notified that one of its significant customers was not expected to renew its contract for 2015. As a result, approximately 30-40% of Skyhook's revenue was not expected to recur during 2015. Due to this anticipated decline in Skyhook's operations, the Company determined the fair value of Skyhook and performed a Step 2 impairment test, which resulted in a $35.2 million impairment loss recorded to TruePosition’s goodwill and intangible assets related to Skyhook during December 2014. See note 7 for additional discussion regarding this impairment loss.

Charter is a cable operator that provides services in the United States. Charter offers to residential and commercial customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as Charter OnDemandTM, high definition television, and digital video recorder (“DVR”) service. Charter sells its cable video programming, Internet, voice, and advanced video services primarily on a subscription basis. Charter also sells local advertising on cable networks and on the Internet and provides fiber connectivity to cellular towers and office buildings. Liberty acquired its interest in Charter on May 1, 2013. At December 31, 2015, Liberty Broadband owned approximately 28.8 million shares of Charter common stock, which represents an approximate 26% ownership interest in Charter’s issued and outstanding shares as of December 31, 2015. Under Liberty’s stockholders agreement with Charter, Liberty had the right to nominate four directors to the Charter board of directors, subject to certain exclusions and requirements. Liberty also had the right to cause one of its nominees to serve on the nominating and corporate governance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees. These rights were transferred to Liberty Broadband in connection with the Broadband Spin-Off. In connection with the proposed Bright House Transaction and Time Warner Cable Merger (each as defined in note 6), on May 23, 2015, we entered into an Amended and Restated Stockholders Agreement (the “Second Amended and Restated Stockholders Agreement”) with Charter, New Charter and Advance/Newhouse Partnership (“A/N”), which continues to provide us with board nomination rights, among other rights.

Also included in Liberty Broadband is an investment in outstanding shares of Time Warner Cable, which is classified as available-for-sale and is carried at fair value based on quoted market prices. Additionally, the Company historically had written call options and a cashless collar agreement on Time Warner Cable shares. See note 5 for information regarding the Company’s investment in Time Warner Cable. See note 4 for information regarding the Time Warner Cable written call options and cashless collar agreement.

(3) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash consists of cash deposits held in global financial institutions. Cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition. Cash that has restrictions upon its usage has been excluded from cash and cash equivalents. Restricted cash comprises bank deposits securing a line of credit (note 8). Restricted cash was $32 thousand and $4.0 million at December 31, 2015 and 2014, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	December 31,
	2015	2014
Support equipment	$21,769	34,526
Computer equipment	2,257	3,382
Furniture & fixtures	2,025	2,006
	26,051	39,914
Accumulated depreciation	(24,803)	(36,324)
	$1,248	3,590

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

investment portfolio. Unrealized gains and losses, net of taxes, arising from changes in fair value are reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statements of operations (the “Fair Value Option”). Liberty Broadband has elected the fair value option for those of its AFS securities which it considers to be non-strategic (“Fair Value Option Securities”). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $438.9 million and $359.6 million as of December 31, 2015 and 2014, respectively.

The Company continually reviews its AFS securities not designated as Fair Value Option Securities to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors considered in this determination are the length of time that the fair value of the investment is below the carrying value, the severity of the decline, and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts’ ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investments. The Company’s assessment of the foregoing factors involves considerable management judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Writedowns of AFS securities would be included in the consolidated statements of operations as other than temporary declines in fair values of investments. There were no impairment charges recorded during 2015,  2014 or 2013.

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company determines the difference between the purchase price of the investee and the underlying equity which results in an excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s investee through a purchase accounting exercise and is allocated within memo accounts used for equity accounting purposes.  Depending on the applicable underlying assets, these amounts are either amortized over the applicable useful lives or determined to be indefinite lived.  We periodically evaluate our equity method investment to determine if decreases in fair value below our cost basis are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statement of operations. Other than temporary declines in fair value of our equity method investment would be included in share of earnings (losses) of affiliate in our consolidated statement of operations. Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee, are recognized in the statement of operations through the gain (loss) on dilution of investment in affiliate line item.

As Liberty Broadband does not control the decision making process or business management practices of our affiliate accounted for using the equity method, Liberty Broadband relies on management of its affiliate to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on the audit reports that are provided by the affiliate’s independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Liberty Broadband’s consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

See note 2 and note 7 for additional discussion regarding goodwill impairment losses recorded during the years ended December 31, 2015 and 2014.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Impairment of Long-Lived Assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of three to five and a half years. The Company periodically reviews the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets or asset groups might not be recoverable.

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset group, or a significant decline in the observable market value of an asset group, among others. If such facts indicate a potential impairment, the recoverability of the asset group is assessed by determining whether the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group over the remaining economic life of the asset group. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  The Company recorded a $16.8 million impairment loss of its intangible assets with definite lives during the year ended December 31, 2014 due to an anticipated decline in Skyhook’s operations as a result of the loss of one of Skyhook’s significant customers, as discussed in note 2. There was no indication of impairment of long-lived assets during the years ended December 31, 2015 or 2013.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

Deferred Revenue and Deferred Costs

Deferred revenue represents billings in excess of revenue previously recognized. Deferred costs represent direct costs related to installation services, hardware, and software, which, to the extent not previously recognized, are recognized as the related revenue is recognized. As of December 31, 2014, the long-term portion of deferred revenue included $35.5 million of payments received from TruePosition’s largest customer, which were attributed to prepaid transaction fees. As discussed in note 2, TruePosition recognized this deferred revenue during December 2015, in connection with the expiration of this customer’s contract.

Stock -Based Compensation

As more fully described in note 11, Liberty Broadband has granted to its directors, employees and employees of certain of its subsidiaries options, restricted stock and stock appreciation rights (“SARs”) to purchase shares of Liberty Broadband common stock (collectively, “Awards”). Liberty Broadband measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Liberty Broadband measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Certain outstanding awards of Liberty were assumed by Liberty Broadband at the time of the Broadband Spin-Off.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2015,  2014 and 2013 (amounts in thousands):

	December 31,
	2015	2014	2013
Operating expense	$7	1	2
Selling, general and administrative	5,978	832	751
Research and development	395	166	243
	$6,380	999	996

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not that such net deferred tax assets will not be realized. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

In November 2015, the FASB issued new accounting guidance that eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Under the new guidance, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company elected to early adopt this guidance retrospectively during the current period. Accordingly, all deferred tax assets and liabilities are presented as noncurrent in the financial statements for all periods presented. The adoption of the new guidance resulted in the reclassification of $11.3 million deferred income tax assets previously reported as current deferred income tax assets to be reclassified to noncurrent deferred income tax assets as of December 31, 2014.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in interest expense in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

of income taxes on uncertain tax positions is included in other income (expense) in the accompanying consolidated statements of operations.

We recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Certain Risks and Concentrations

The TruePosition business is subject to certain risks and concentrations including dependence on relationships with its customers. TruePosition has one significant customer whose contract expired on December 31, 2015. The loss of this customer is expected to have a material adverse effect on TruePosition’s business unless TruePosition is able to generate significant new business to replace the financial impact of this customer. For the years ended December 31, 2015,  2014 and 2013, this customer accounted for 85%, 83% and 85%, respectively, of TruePosition’s total revenue. As discussed in note 7,  we recorded an impairment loss during December 2015 due to the expected decline in TruePosition’s operations from the loss of this customer.

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

The Company issued 85,761,332 common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock outstanding upon the completion of the Broadband Spin-Off on November 4, 2014. Additionally, as part of the recapitalization, Liberty Broadband distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Broadband common stock (see further discussion in note 10).  The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding based on a factor applied determined by the fair value per share immediately prior to the rights exercise and the theoretical fair value after the rights exercise. The number of shares issued upon completion of the Broadband Spin-Off, adjusted for the rights factor, was used to determine both basic and diluted EPS for the year ended December 31, 2013 and for the period from January 1, 2014 through the date of the Broadband Spin-Off, as no Company equity awards were outstanding prior to the Broadband Spin-Off. Basic EPS subsequent to the Broadband Spin-Off was computed using the weighted average number of shares outstanding (“WASO”), adjusted for the rights factor, from the date of the completion of the Broadband Spin-Off through January

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

9, 2015,  the date on which the rights offering was fully subscribed.  Basic EPS subsequent to January 9, 2015 was computed using WASO. Diluted EPS subsequent to the Broadband Spin-Off was computed using the WASO from the date of the completion of the Broadband Spin-Off through January 9, 2015, adjusted for the rights factor and potentially dilutive equity awards outstanding during the same period. Subsequent to January 9, 2015, basic EPS was computed using the WASO during the period, and diluted EPS was computed using the WASO adjusted for potentially dilutive equity awards outstanding during the period.

	Years ended December 31,
	2015	2014	2013
	number of shares in thousands
Basic WASO	102,504	88,143	88,343
Potentially dilutive shares	494	630	—
Diluted WASO	102,998	88,773	88,343

Excluded from diluted EPS for the year ended December 31, 2015 are approximately 3 thousand potential common shares because their inclusion would be anti-dilutive.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2015			December 31, 2014
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in thousands
Cash equivalents	$639,956	639,956	—	36,002	36,002	—
Short-term marketable securities	$9,014	9,014	—	9,001	9,001	—
Available-for-sale securities	$439,560	439,560	—	360,762	360,762	—
Time Warner Cable financial instruments (1)(2)	$—	—	—	(75,356)	—	(75,356)

(1)

As of December 31, 2014, the Company had an outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $92.02 per share which expired in February 2015. Upon expiration, this written call option was rolled into a new written call option on 625,000 Time Warner Cable shares with a strike price of $100.39 per share which the Company cash settled during June 2015 for $48.3 million. Additionally, as of December 31, 2014, the Company had another outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $90.84 per share which the Company cash settled during April 2015 for $36.7 million. No written call options on Time Warner Cable shares are outstanding as of December 31, 2015.

(2)

On March 27, 2015, Liberty Broadband entered into a cashless collar agreement with a financial institution on 1.7 million Time Warner Cable shares held by the Company with a put option strike price of $136.80 per share and a call option strike price of $161.62 per share. The collar was originally scheduled to expire during March 2017. The Company unwound the agreement during July 2015 for $67.1 million cash paid to the counterparty. In connection with this collar agreement, the Company also entered into a revolving loan agreement with an availability of $234 million, which was terminated upon unwinding of the collar agreement during July 2015 (note 8).

The fair value of Level 2 derivative liabilities were derived from a Black-Scholes model using observable market data as the significant inputs. The inputs used in the model during the period outstanding (exclusive of the applicable trading price of Time Warner Cable stock and the strike prices associated with the call options) were as follows:

	Range
Volatility	11.7%	—	29.1%
Interest rate	0.23%	—	0.99%
Dividend yield	0%	—	1.71%

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2015		2014	2013
	(amounts in thousands)
Charter warrants (1)	$	NA	32,782	38,234
Time Warner Cable investment and financial instruments		2,619	18,407	59,626
		$2,619	51,189	97,860

(1)

As discussed in note 6, Liberty Broadband exercised all of the Company’s outstanding warrants to purchase shares of Charter common stock during November 2014, subsequent to the completion of the Broadband Spin-Off.

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

Investments in AFS securities, including our interest in Time Warner Cable which is our only Fair Value Option Security, are summarized as follows:

	December 31,	December 31,
	2015	2014
	amounts in thousands
Time Warner Cable	$438,912	359,615
Other equity securities	648	1,147
Total Investments in available-for-sale securities	$439,560	360,762

Unrealized Holding Gains and Losses

As of December 31, 2015 and 2014, the gross unrealized holding gains related to investment in AFS securities were $357 thousand and $820 thousand, respectively. There were no gross unrealized holding losses related to investment in AFS securities for the periods presented.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

Charter Communications, Inc.

Summarized financial information for Charter is as follows:

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
	amounts in millions
Current assets	$345	345
Property and equipment, net	8,345	8,373
Goodwill	1,168	1,168
Intangible assets	6,862	7,111
Other assets	22,596	7,391
Total assets	$39,316	24,388
Current liabilities	$1,972	1,635
Deferred income taxes	1,590	1,648
Long-term debt	35,723	20,887
Other liabilities	77	72
Equity	(46)	146
Total liabilities and equity	$39,316	24,388

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Consolidated Statements of Operations

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Revenue	$9,754	9,108	8,155
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	6,426	5,973	5,345
Depreciation and amortization	2,125	2,102	1,854
Other operating expenses, net	89	62	47
	8,640	8,137	7,246
Operating income	1,114	971	909
Interest expense	(1,306)	(911)	(846)
Loss on extinguishment of debt	(128)	—	(123)
Other income (expense), net	(11)	(7)	11
Income tax (expense) benefit	60	(236)	(120)
Net earnings (loss)	$(271)	(183)	(169)

As of December 31, 2015, the carrying value of Liberty Broadband’s ownership in Charter was approximately $2,373 million. The market value of Liberty Broadband’s ownership in Charter as of December 31, 2015 was approximately $5,280 million, which represented an approximate ownership of 26% of the outstanding equity of Charter as of that date.

During the years ended December 31, 2015, 2014 and 2013, there were $7.2 million, $87.2 million and $92.9 million of dilution losses, respectively, in the Company’s investment in Charter due to warrant and stock option exercises by third parties below Liberty Broadband’s book basis per share.

During the years ended December 31, 2015, 2014 and 2013, the Company recorded $1.3 million,  $3.2 million and $3.7 million, respectively, of its share of Charter’s other comprehensive earnings, net of income taxes. Charter records gains and losses related to the fair value of its interest rate swap agreements which qualify as hedging activities in other comprehensive income. The pre-tax portion of Liberty Broadband’s share of Charter’s other comprehensive earnings was $2.1 million, $5.2 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Due to the amortization of amortizable assets acquired and losses due to warrant and stock option exercises at Charter (as previously discussed), the excess basis has decreased to $2,384.6 million as of December 31, 2015. Such amount has been allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

Property and equipment	$354.7
Customer relationships	566.6
Franchise fees	1,451.4
Trademarks	36.2
Goodwill	935.0
Debt	(126.1)
Deferred income tax liability	(833.2)
$2,384.6

Upon acquisition, the Company ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. Outstanding debt is amortized over the contractual period using the effective interest rate method. Included in our share of losses from Charter of, $121.0 million, $127.6 million and $76.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, are $51.6

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

million, $81.2 million and $44.3 million, respectively, of losses, net of taxes, due to the amortization of the excess basis of our investment in Charter related to debt and intangible assets with identifiable useful lives. The excess basis amortization during the year ended December 31, 2015 was offset by the write-off of the excess basis related to debt instruments which Charter repaid during the second quarter of 2015 prior to their contractual maturity.

On March 31, 2015, Liberty Broadband announced its entry into a new stockholders agreement with Charter, a subsidiary of Charter (“New Charter”) and Advance/Newhouse Partnership (“A/N”) (the “Bright House Stockholders Agreement”), which would have replaced the Company’s existing stockholders agreement with Charter, as amended September 29, 2014. Liberty Broadband’s entry into the Bright House Stockholders Agreement came as the result of Charter’s announcement of a proposed transaction with A/N, pursuant to which New Charter would acquire Bright House Networks (“Bright House”) from A/N for $10.4 billion (the “Bright House Transaction”). The closing of the Bright House Transaction was subject to several conditions, including Charter’s receipt of stockholder approval, the expiration of Time Warner Cable’s right of first offer for Bright House, the closing of a binding definitive agreement between Charter and Comcast Corporation (the “Comcast Transactions Agreement”) and regulatory approval.

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

On May 26, 2015, Liberty Broadband announced its entry into an agreement with Charter to invest $4.3 billion at a price of $176.95 per share (adjusted by the applicable exchange rates in the Time Warner Cable Merger) in connection with (and contingent upon) the closing of the proposed merger of Time Warner Cable and Charter (the “Time Warner Cable Merger”), which was also announced on May 26, 2015. Additionally, Liberty Broadband agreed to purchase an additional $700 million at a price of $173.00 per share (adjusted by the applicable exchange rates in the Time Warner Cable Merger) in connection with Charter’s proposed acquisition of Bright House from A/N, which is generally conditioned on the closing of the Time Warner Cable Merger. In connection with these transactions, it is expected that Charter will undergo a corporate reorganization, resulting in New Charter, a current subsidiary of Charter, becoming the new publicly traded parent company.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

The terms of the Second Amended and Restated Stockholders Agreement (which will become effective in its entirety upon the closing of the Bright House Transaction) remain substantially similar to the Bright House Stockholders Agreement, except that the restrictions on Liberty Broadband’s ability to utilize its shares of New Charter in connection with financing transactions have been eliminated and A/N will be entitled to designate two (instead of three) director nominees, among other things.

The Time Warner Cable Merger was approved by stockholders of both Charter and Time Warner Cable during September 2015 and is subject to regulatory approval and other customary conditions to closing. The Bright House Transaction is subject to several conditions, including the completion of the Time Warner Cable Merger (subject to certain exceptions if Time Warner Cable enters into another sale transaction) and regulatory approval. Therefore, as these transactions are subject to certain contingencies, we have not reflected any financial impacts in the consolidated financial statements related to the respective agreements as of December 31, 2015.

(7) Goodwill and Other Intangible Assets

Changes in the carrying amount of TruePosition goodwill is as follows (amounts in thousands):

Balance at January 1, 2013	$20,669
Other	—
Balance at December 31, 2013	20,669
Acquisitions (1)	24,931
Impairments (2)	(18,434)
Balance at December 31, 2014	27,166
Impairments (3)	(20,669)
Balance at December 31, 2015	$6,497

(1)	As discussed in note 2, TruePosition acquired Skyhook on February 14, 2014.
(2)

As discussed in note 2, as a result to the loss of one of Skyhook’s significant customers in November 2014, the Company determined the fair value of Skyhook and performed a Step 2 impairment test. The fair value of Skyhook, including the related intangibles and goodwill, was determined using Skyhook’s projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).

(3)

As discussed in note 2, as a result to the loss of one of TruePosition’s significant customers in December 2015, the Company determined the fair value of TruePosition and performed a Step 2 impairment test. The fair value of TruePosition, including the related intangibles and goodwill, was determined using TruePosition’s projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

During 2015, the Company recorded an impairment of all of the Company’s goodwill related to TruePosition, and as of December 31, 2015, the remaining goodwill relates to Skyhook. As of December 31, 2015, the Company’s accumulated goodwill impairment loss was $39.1 million. The Company does not have any significant indefinite lived intangible assets other than goodwill.

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$10,823	(6,872)	3,951	8,822	(5,801)	3,021
Tradename	2,838	(1,154)	1,684	2,788	(788)	2,000
Capitalized software	10,973	(10,857)	116	10,991	(10,597)	394
Customer relationships	10,212	(4,076)	6,136	10,212	(2,712)	7,500
	$34,846	(22,959)	11,887	32,813	(19,898)	12,915

Effective January 1, 2015, TruePosition’s patents are amortized straight-line over three to three and a half years. TruePosition's capitalized software intangible assets are amortized straight-line over three to five years. TruePosition's customer relationships and tradename are amortized straight-line over five and a half years. Amortization expense was $3.1 million, $6.5  million and $1.4 million for each of the years ended December 31, 2015,  2014 and 2013, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2015 is as follows (amounts in thousands):

2016	$3,412
2017	3,335
2018	2,529
2019	1,742
2020	869
Total	$11,887

(8) Debt

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company ("BroadbandSPV") entered into two margin loan agreements (the "Margin Loan Agreements") with each of the lenders party thereto. The Margin Loan Agreements permit BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the "Margin Loans"), of which BroadbandSPV borrowed $320 million on October 31, 2014 and had $80 million available to be drawn immediately following the Broadband Spin-Off. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed an additional $52 million to fund the exercise of the Charter warrants. As of December 31, 2014, Liberty Broadband had $372 million outstanding under the Margin Loan Agreements, with an additional $28 million available to be drawn. $300 million of the amount borrowed pursuant to the Margin Loan Agreements (less certain expenses incurred in connection with the Margin Loans) was distributed to Liberty prior to the Broadband Spin-Off. During October 2015, Liberty Broadband borrowed an additional $28 million pursuant to the Margin Loan Agreements. The maximum borrowing capacity of $400 million under the Margin Loan Agreements was outstanding at December 31, 2015. The maturity date of the Margin Loans is October 30, 2017. Borrowings under the Margin Loan Agreements bear interest at the three-month LIBOR rate plus 1.55%. Interest is payable quarterly in arrears beginning on December 31, 2014. The Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of BroadbandSPV. The Margin Loan Agreements do not include any financial covenants. The Margin Loan Agreements also contain certain restrictions related to additional indebtedness.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

BroadbandSPV's obligations under the Margin Loan Agreements are guaranteed by the Company. In addition, BroadbandSPV's obligations are secured by first priority liens on a portion of the Company's ownership interest in Charter, sufficient for BroadbandSPV to meet its loan to value requirement under the Margin Loan Agreements. Each agreement contains language that indicates that Liberty Broadband, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of December 31, 2015,  7.0 million shares of Charter with a value of $1.3 billion were pledged as collateral pursuant to the Margin Loans.

In connection with the collar agreement on shares of Time Warner Cable entered into on March 27, 2015, as discussed in note 4, the Company also entered into a $234 million revolving loan agreement. On April 7, 2015, Liberty Broadband drew $40 million on this loan, which was the amount used to match the outstanding call liability due in April 2015. The shares of Time Warner Cable underlying the collar served as collateral for borrowings under the revolving loan agreement. Borrowings outstanding under the revolving loan agreement bore interest at the three-month LIBOR rate plus 0.64%, payable quarterly in arrears beginning on March 31, 2015. The interest rate on the unused portion of the revolving loan agreement was 0.12% per annum. The Company repaid the $40 million drawn on the loan during July 2015 and the agreement was terminated upon unwinding of the Time Warner Cable collar agreement.

TruePosition had a $4 million line of credit, which expired on December 25, 2013, covering standby letters of credit issued for the benefit of TruePosition. Pursuant to the terms of the line of credit, upon its expiration, any issued and outstanding letters of credit remain in effect through the remainder of their respective terms, the last of which expired during the first quarter of 2015. Accordingly, there were no letters of credit outstanding at December 31, 2015. $634 thousand in letters of credit were outstanding as of December 31, 2014. Letters of credit issued under the line of credit prior to its expiration remained collateralized by a cash deposit maintained by the bank (note 3), which was cancelled upon the expiration of the last letter of credit during the first quarter of 2015.

The line of credit bore interest at the rate of four-tenths of 1% per annum on the balance available for issuance of letters of credit. Letters of credit issued under the line of credit bore interest at 1.75%. All interest was payable quarterly. Interest expense related to the line of credit was not significant for the years ended December 31, 2015,  2014, or 2013.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs,  which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. The new guidance intends to simplify the presentation of debt issuance costs. In August 2015, the FASB issued new accounting guidance on the presentation or subsequent measurement of debt issuance costs related to line of credit arrangements, which provides that such cost may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The amendments in these new accounting standards are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented.  We retrospectively early adopted this new guidance in the fourth quarter of 2015. Prior period amounts have been appropriately restated to reflect this change in presentation of deferred loan costs on the consolidated balance sheets. The adoption of the new guidance resulted in the reclassification of $461 thousand net debt issuance costs previously reported as other assets to be reclassified to debt as of December 31, 2014.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

(9) Income Taxes

Liberty Broadband, as consolidated, was included in the federal consolidated income tax return of Liberty through November 4, 2014. Subsequent to the Broadband Spin-Off, Liberty Broadband files separate federal consolidated income tax returns. The tax provision included in these financial statements has been prepared on a stand-alone basis, as if Liberty Broadband was not part of the consolidated Liberty group for the periods prior to the Broadband Spin-Off. Charter and Time Warner Cable are not included in the Liberty Broadband consolidated group tax return as Liberty Broadband owns less than 80% of both companies. A portion of the income taxes allocated to Liberty Broadband by Liberty were treated as an equity contribution by Liberty upon completion of the Broadband Spin-Off.

Income tax benefit (expense) consists of:

	Years ended December 31,
	2015	2014	2013
	amounts in thousands
Current:
Federal	$(4,234)	510	(5,124)
State and local	(862)	473	(3,102)
	(5,096)	983	(8,226)
Deferred:
Federal	23,512	62,014	26,735
State and local	1,452	4,689	4,189
	24,964	66,703	30,924
Income tax benefit (expense)	$19,868	67,686	22,698

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2015	2014	2013
	amounts in thousands
Computed expected tax benefit (expense)	$24,519	70,802	22,549
State and local taxes, net of federal income taxes	1,786	2,657	2,462
Foreign taxes, net of foreign tax credit	(59)	—	(751)
Change in valuation allowance	612	(2,154)	(986)
Dividends received deduction	752	819	1,506
Change in tax rate	(179)	(998)	(1,756)
Impairment of intangible assets not deductible for tax purposes	(7,234)	(6,452)	—
Loss on liquidation of subsidiary	—	3,082	—
Other	(329)	(70)	(326)
Income tax (expense) benefit	$19,868	67,686	22,698

For the year ended December 31, 2015, the significant reconciling items, as noted in the table above, are the result of the impairment to non-deductible goodwill related to TruePosition.

For the year ended December 31, 2014 the significant reconciling items, as noted in the table above, are the result of the impairment to non-deductible goodwill at Skyhook and a tax loss from the liquidation of a consolidated subsidiary at TruePosition.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2015	2014
	amounts in thousands
Deferred tax assets:
Net operating loss carryforwards	$12,585	20,201
Investments	45,195	—
Accrued stock-based compensation	2,896	943
Deferred revenue	1,880	16,490
Other	2,254	6,759
Total deferred tax assets	64,810	44,393
Less: valuation allowance	(7,628)	(8,240)
Net deferred tax assets	57,182	36,153
Deferred tax liabilities:
Investments	—	(1,252)
Intangible assets	(1,795)	(4,039)
Other	(19)	(40)
Total deferred tax liabilities	(1,814)	(5,331)
Net deferred tax asset (liability)	$55,368	30,822

The Company’s valuation allowance decreased $612 thousand in 2015, which affected tax expense during the year ended December 31, 2015.

At December 31, 2015, Liberty Broadband had federal and state net operating losses (on a tax effected basis) and tax credit carryforwards for income tax purposes aggregating approximately $12.6 million. These net operating losses and credit carryforwards are expected to be utilized prior to expiration, except for $7.6 million which based on current projections, may expire unused.  The carryforwards that are expected to be utilized will begin to expire in 2022.

As of December 31, 2015, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2015, Liberty’s tax years prior to 2012 are closed for federal income tax purposes, and the IRS has completed its examination of Liberty’s 2012 through 2014 tax years. The tax loss carryforwards from the 2011 through 2014 tax years are still subject to adjustment. Liberty Broadband’s 2015 tax year is being examined as part of the IRS’s Compliance Assurance Process “CAP” program. As discussed earlier, because Liberty Broadband’s ownership of Charter Communications and Time Warner Cable is less than the required 80%, these companies are not consolidated with Liberty Broadband for federal income tax purposes.

(10) Stockholders' Equity

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.  As of December 31, 2015,  no shares of preferred stock were issued.

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

As of December 31, 2015, there were 630 thousand shares of Series A and 2.8 million shares of Series C common stock reserved for issuance under exercise privileges of outstanding stock options.

(11) Stock-Based Compensation

Liberty Broadband - Incentive Plans

In connection with the Broadband Spin-Off, the holder of an outstanding option or stock appreciation right (collectively, “Award”) to purchase shares of Liberty common stock on the record date (an original Liberty Award) received an Award to purchase shares of the corresponding series of our Liberty Broadband common stock and an adjustment to the exercise price and number of shares subject to the original Liberty Award (as so adjusted, an adjusted Liberty Award). Following the Broadband Spin-Off, employees of Liberty hold Awards in both Liberty common stock and Liberty Broadband common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty. Therefore, compensation expense related to options resulting from the Broadband Spin-Off will not be recognized in the Company’s consolidated financial statements.

Except as described above, all other terms of an adjusted Liberty Award and a new Liberty Broadband Award (including, for example, the vesting terms thereof) are in all material respects, the same as those of the corresponding original Liberty Award.

Pursuant to the Liberty Broadband 2014 Omnibus Incentive Plan (the “2014 Plan”), as amended, the Company may grant Awards to be made in respect of a maximum of 8.4 million shares of Liberty Broadband common stock.  Awards generally vest over 4-5 years and have a term of 7-10 years.  Liberty Broadband issues new shares upon exercise of equity awards.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Liberty Broadband – Grants of Stock Options

During the year ended December 31, 2015, Liberty Broadband granted 21 thousand options to purchase shares of Series C common stock to its non-employee directors: (1) 18 thousand options with a weighted average grant-date fair value of $13.28 per share which cliff vest over a one year vesting period and (2) 3 thousand options with a weighted average grant date fair value of $15.03 per share which cliff vest over a two year vesting period. There were no options to purchase shares of Series A common stock granted during the period.

The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2014 and 2015, the range of expected terms was 4.6 to 7.3 years.  Since Liberty Broadband common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on the historical volatility of Charter Communications common stock and the implied volatility of publicly traded Charter Communications options; as the most significant asset within Liberty Broadband, the volatility of Charter Communications served as a proxy for the expected volatility of Liberty Broadband.  For grants made in 2014 and 2015, the range of volatilities was 27.4% to 28.5%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

Liberty Broadband – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	807	$32.21
Granted	—	$—
Exercised	(176)	$31.67
Forfeited/Cancelled	(1)	$37.11
Outstanding at December 31, 2015	630	$32.36	3.2	$12
Exercisable at December 31, 2015	606	$32.20	3.1	$12

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	3,137	$39.85
Granted	21	$51.24
Exercised	(395)	$31.80
Forfeited/Cancelled	(2)	$37.09
Outstanding at December 31, 2015	2,761	$41.09	6.4	$30
Exercisable at December 31, 2015	1,184	$32.17	3.1	$23

The Company had no outstanding Series B options during 2015.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

As of December 31, 2015, the total unrecognized compensation cost related to unvested Liberty Broadband Awards was approximately $20.0 million.  Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.5 years.

As of December 31, 2015, Liberty Broadband reserved 3.4 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Liberty Broadband – Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2015 and 2014 was $11.2 million and $1.8 million, respectively.

Liberty Broadband – Restricted Shares

The aggregate fair value of all Series A and Series C restricted shares of Liberty Broadband common stock that vested during the years ended December 31, 2015 and 2014 was $5.8 million and $172 thousand, respectively.

As of December 31, 2015, the Company had approximately 38,000 unvested restricted shares of Series A and Series C Liberty Broadband common stock held by certain directors, officers and employees of the Company with a weighted average grant-date fair value of $18.57 per share.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The following summarizes the PAR and PSU activities under the LTIPs during 2015 (in thousands):

	Stand-alone	Tandem		Stand-alone	Skyhook
	PARs	PARs	PSUs	PSUs	PARs
Outstanding at January 1, 2015	1,076	51	15	161	3,988
Grants	120	—	—	23	4,028
Exercises	(297)	(51)	(15)	(24)	(150)
Forfeitures	(5)	—	—	—	(805)
Outstanding at December 31, 2015	894	—	—	160	7,061
Fair value of outstanding grants	—	—	—	$2,028	$1,660
Vested fair value	—	—	—	$1,150	$592
Weighted average remaining vesting period	2.3 years			2.1 years	2.5 years

Grants that are exercised and paid and grants that are forfeited, canceled, or otherwise not paid are available for grant under the LTIPs.

Grants under the LTIPs may be settled in cash, publicly traded stock of the companies or an affiliate of the companies, or a combination thereof. TruePosition accounts for grants under the LTIPs as liability instruments. Accordingly, TruePosition measures the cost of employee services received in exchange for grants based on the current fair value of the grants and records a liability at the end of each reporting period equivalent to the vested portion of such current fair value.

TruePosition calculates the grant-date fair value and subsequent remeasurement of its liability classified awards using the Black-Scholes model. TruePosition estimates the expected term of the awards based on historical exercise and forfeiture data. The expected term for grants made to during 2015 ranged from 0.5 - 7.5 years. The volatility used by TruePosition in the Black-Scholes model for grants made during 2015 was 40%. TruePosition uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options, which ranged from 0.5% - 2.1% for grants made in 2015.

As of December 31, 2015 and 2014,  $2.0 million and $2.1 million, respectively, are included in other liabilities for the fair value (Level 2) of the Company's LTIP obligations.

Stock Option Plan

In October 1995, TruePosition adopted the SIP, which provides for the granting of stock options to employees, directors, and consultants of TruePosition. Options granted under the SIP may be either Incentive Stock Options (ISOs) or Nonqualified Stock Options (NSOs). ISOs may be granted only to TruePosition employees (including officers and directors who are also employees). NSOs may be granted to employees, directors, and consultants. Options under the SIP may be granted for periods of up to ten years and generally vest over four or five years. As of December 31, 2015 and 2014, there were no options outstanding.

(12) Employee Benefit Plans

Prior to January 1, 2015, TruePosition participated in Liberty’s defined-contribution plan (the “Liberty 401(k) Plan”). The Liberty 401(k) Plan provided for employees to make contributions by salary reductions to a trust for investment in Liberty common stock, as well as several mutual funds and/or a self-directed brokerage account pursuant to Section 401(k) of the Internal Revenue Code.

Beginning January 1, 2015, employees of TruePosition and Skyhook participate in a separate defined-contribution plan administered by TruePosition (the “TruePosition 401(k) Plan”). The TruePosition 401(k) Plan provides for employees to make

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

contributions by salary reductions for investment in several mutual funds and/or a self-directed brokerage account pursuant to Section 401(k) of the Internal Revenue Code.

TruePosition and Skyhook employees are eligible for 100% and 50% matching contributions by the Company for each dollar contributed up to 10% and 8% of the employees’ total compensation, respectively, subject to certain limitations. For the years ended December 31, 2015,  2014 and 2013,  TruePosition contributed approximately $1.1 million, $1.5 million and $1.6 million respectively.

(13) Related Party Transactions

During the year ended December 31, 2014 certain of TruePosition’s costs and expenses were charged to TruePosition by Liberty. The amounts due to (from) Liberty and the activities for the year ended December 31, 2014 are summarized as follows (amounts in thousands):

2014
Payable (receivable) at beginning of year	$(5,953)
Costs and expenses charged by Liberty	3,913
Amounts (receivable) due under the tax-sharing arrangement	(4,094)
Transfer of related party receivable to (from) note receivable	5,306
Payments to Liberty	(6,399)
Amount receivable (due) under the tax-sharing arrangement transferred to Liberty Broadband	7,227
(Receivable) payable at end of year	$—

Prior to the completion of the Broadband Spin-Off, TruePosition was a party to certain tax sharing arrangements with Liberty (or its former affiliate). Under these tax-sharing arrangements, TruePosition had been obligated to make cash payments to Liberty (or its former affiliate) in each year TruePosition generated positive taxable income, determined as if TruePosition filed a separate tax return. The amount of such payment has been equal to the amount of TruePosition’s taxable income (as so determined) multiplied by the highest corporate tax rate in effect for the applicable tax jurisdiction. If on a separate return basis, TruePosition would have a net operating loss or net tax credit for a particular year, and such loss or credit could be utilized on the actual tax returns filed by Liberty (or its former affiliate), then TruePosition would be entitled to reduce current and future payments to Liberty (or its former affiliate) by the amount of such tax benefit. TruePosition made payments of $3.2 million in 2014 and $13.6 million in 2013 under these tax sharing arrangements. Prior to the completion of the Broadband Spin-Off, TruePosition’s income tax receivable from Liberty was transferred to Liberty Broadband and the tax sharing arrangement between Liberty and TruePosition was extinguished.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

(14) Commitments and Contingencies

Leases

TruePosition leases various properties under operating leases expiring at various times through 2018. The aggregate minimum annual lease payments under the noncancelable operating leases as of December 31, 2015 are as follows (amounts in thousands):

2016	$1,161
2017	1,136
2018	27
$2,324

TruePosition’s principal facility is under lease through December 2017 and Skyhook’s lease for its corporate headquarters expires in January 2018. Total rental expense for the years ended December 31, 2015,  2014 and 2013 was $3.7 million, $3.3 million and $3.1 million, respectively.

Litigation

On May 23, 2012, TruePosition filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Polaris Wireless, Inc. (“Polaris”), related to the sale by Polaris of systems used to locate mobile devices.  In parallel with the lawsuit, at Polaris’s request, the U.S. Patent and Trademark Office initiated an Inter Partes Review.  Both the District Court and the Patent Trial and Appeal Board ruled adversely to TruePosition and those rulings were appealed by TruePosition. On December 15, 2015, the United States Court of Appeals for the Federal Court confirmed the decision of the Patent Trial and Appeals Board and dismissed the appeal of the District Court’s ruling as moot. No further appeal will be taken by TruePosition. During the pendency of the appeal, Polaris filed a motion in the District Court for an award of approximately $3 million in attorneys’ fees and expenses incurred in defending the lawsuit.  The matter was heard by the Court on October 16, 2015, wherein the court denied the Polaris motion.

On September 10, 2010, Skyhook filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Google, Inc. (“Google”). In March 2013, Skyhook amended its lawsuit to add additional claims. In total, at the time the case was to be tried, Skyhook alleged that Google infringed on eight Skyhook patents involving location technology and sought an injunction and/or award of damages in an amount to be determined at trial. The case had been scheduled to be tried before a jury commencing March 9, 2015.  However, on March 5, 2015, the parties advised the District Court that the case has been settled and thereby dismissed the action without costs and without prejudice to the right person, upon good cause shown within 45 days, to reopen the action if settlement is not consummated. On March 27, 2015, the parties consummated a final settlement agreement and on April 24, 2015, Google paid Skyhook settlement consideration of $90 million. In return for payment of the settlement consideration, Google received dismissal of the action with prejudice, a license to the existing Skyhook patents and patent applications (and their continuations, divisionals, continuations-in-part), a three-year covenant not to sue (subject to limited exceptions) and a mutual release of claims. The settlement amount of $90 million is recorded net of approximately $29.5 million for legal fees in the statement of operations for the year ended December 31, 2015.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Indemnification Claims

In the normal course of business, TruePosition provides indemnification to certain customers against specified claims that might arise against those customers from the use of TruePosition’s products. To date, TruePosition has not made any significant reimbursements to any of its customers for any losses related to these indemnification provisions. However, five such claims are currently pending and are described below. TruePosition is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although TruePosition’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily. Accordingly, no accrual was recorded related to indemnification claims as of December 31, 2015 or 2014.

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

TruePosition’s customer, AT&T, has made four indemnification claims against TruePosition. In October 2008, AT&T requested TruePosition to indemnify it for damages (including defense costs) that it may incur relating to the Emsat litigation described in the preceding paragraph (to which AT&T is a party). In June 2009, AT&T requested TruePosition to indemnify it for damages (including defense costs) that it may incur relating to a lawsuit filed against AT&T by Tendler Cellular of Texas, LLC (“Tendler”) (to which the Company is not a party). This action relates to TruePosition’s subsidiary, Useful Networks, Inc., whose operations were discontinued in 2010. In June 2011, AT&T requested TruePosition to indemnify it for damages (including defense costs) that it may incur relating to a lawsuit filed against AT&T by Tracbeam, LLC (to which Company is not a party). TruePosition has denied that it is obligated to indemnify AT&T with respect to the Emsat and Tendler cases. AT&T has not yet formally pursued its indemnification claims in a civil court action and it is unclear at this time whether or not it will do so. The lawsuit filed against AT&T by Guidance IP LLC, was resolved by the payment to AT&T of $55 thousand during October 2015. With respect to Tracbeam, AT&T has determined that TruePosition’s total allocated contribution is $132 thousand and has invoiced TruePosition accordingly. TruePosition has informed AT&T that TruePosition believes that the allocation method employed by AT&T is flawed and that the actual amount owed is less than $132 thousand. TruePosition is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although TruePosition’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

For the year ended December 31, 2015, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Performance Measures

	Years ended December 31,
	2015		2014		2013
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in thousands
TruePosition	$91,182	43,600	69,045	(2,152)	77,363	5,290
Charter (a)	9,754,000	3,317,000	9,108,000	3,128,000	8,155,000	2,811,000
Corporate and other	—	(11,958)	—	(1,559)	—	—
	9,845,182	3,348,642	9,177,045	3,124,289	8,232,363	2,816,290
Eliminate equity method affiliate	(9,754,000)	(3,317,000)	(9,108,000)	(3,128,000)	(8,155,000)	(2,811,000)
Consolidated Liberty Broadband	$91,182	31,642	69,045	(3,711)	77,363	5,290

(a)

The amounts herein represent Charter’s results for the full years ended December 31, 2015, 2014 and 2013. However, the portion of Charter’s share of earnings (losses) included in the consolidated financial statements of Liberty Broadband only includes Charter’s results from the time of acquisition (May 2013) through December 31, 2015.

Other Information

	December 31, 2015			December 31, 2014
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in thousands
TruePosition	$61,395	—	731	96,989	—	1,398
Charter	39,316,000	—	1,840,000	24,388,000	—	2,221,000
Corporate and other	3,504,346	2,372,699	—	2,906,482	2,498,804	—
	42,881,741	2,372,699	1,840,731	27,391,471	2,498,804	2,222,398
Eliminate equity method affiliate	(39,316,000)	—	(1,840,000)	(24,388,000)	—	(2,221,000)
Consolidated Liberty Broadband	$3,565,741	2,372,699	731	3,003,471	2,498,804	1,398

Revenue by Geographic Area

	Years ended December 31,
	2015	2014	2013
	amounts in thousands
United States	$87,739	66,045	68,179
Other countries	3,443	3,000	9,184
	$91,182	69,045	77,363

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Long-lived Assets by Geographic Area

	December 31,
	2015	2014
	amounts in thousands
United States	$1,248	3,570
Other countries	—	20
	$1,248	3,590

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2015	2014	2013
	amounts in thousands
Consolidated segment Adjusted OIBDA	$31,642	(3,711)	5,290
Stock-based compensation	(6,380)	(999)	(996)
Depreciation and amortization	(6,088)	(9,043)	(4,382)
Gain on legal settlement	60,450	6,000	—
Impairment of intangible assets	(20,669)	(35,221)	—
Interest expense	(7,424)	(1,138)	—
Dividend and interest income	3,797	5,426	6,878
Share of earnings (loss) of affiliates, net	(120,962)	(127,573)	(76,090)
Realized and unrealized gains (losses) on financial instruments, net	2,619	51,189	97,860
Gain (loss) on dilution of investment in affiliate	(7,198)	(87,158)	(92,933)
Other, net	158	(63)	(53)
Earnings (loss) from continuing operations before income taxes	$(70,055)	(202,291)	(64,426)

(16) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands
2015:
Revenue	$13,316	12,645	15,225	49,996
Operating income (loss)	$50,471	(3,414)	288	11,610
Net earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders	$5,318	(7,809)	(19,295)	(28,401)
Basic earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$0.05	(0.08)	(0.19)	(0.28)
Diluted earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$0.05	(0.08)	(0.19)	(0.28)

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands
2014:
Revenue	$16,921	17,146	17,445	17,533
Operating income (loss)	$(4,536)	(8,398)	6,364	(36,404)
Net earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders	$(57,715)	1,904	(31,990)	(46,804)
Basic earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.65)	0.02	(0.36)	(0.53)
Diluted earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.65)	0.02	(0.36)	(0.53)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2016:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2016 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 29, 2016.

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

3.2

Amended and Restated Bylaws of Liberty Broadband Corporation (incorporated by reference to Exhibit 3.1 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713 as filed on August 13, 2015).

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

10 - Material Contracts:

10.1

Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference Annex A to Liberty Broadband Corporation’s Proxy Statement on Schedule 14A filed on April 22, 2015 (File No. 001-36713)).

10.2

Liberty Broadband Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on November 21, 2014 (File No. 333-200436)).

10.3

Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 17, 2014 (incorporated by reference to Exhibit 10.11 to Liberty Broadband Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the Securities and Exchange Commission on August 13, 2015 (File No. 001-36713).

10.4

Charter Stockholders Agreement, dated as of March 19, 2013, by and between Charter Communications, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013 (File No. 001-35707)).

10.5

Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC, Liberty Broadband Corporation and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.1 to CCH I, LLC’s Registration Statement on Form S-4 (File No. 333-205240), filed with the Securities and Exchange Commission on June 26, 2015).

10.6

Form of Proxy and Right of First Refusal Agreement by and among Liberty Broadband Corporation, Advance/Newhouse Partnership and, for the limited purposes set forth therein, Charter Communications, Inc. and CCH I, LLC (incorporated by reference to Exhibit 10.9 to the Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713), filed with the Securities and Exchange Commission on May 29, 2015 (the “May 29, 2015 8-K”)).

10.7	Investment Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the May 29, 2015 8-K).

10.8	Voting Agreement, dated May 23, 2015, by and between Time Warner Cable Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the May 29, 2015 8-K).

10.9

Contribution Agreement, dated May 23, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Charter Communications, Inc., CCH I, LLC and Nina Corporation I, Inc. (incorporated by reference to Exhibit 10.3 to the May 29, 2015 8-K).

10.10

Proxy and Right of First Refusal Agreement, dated as of May 23, 2015, by and between Liberty Broadband Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.4 to the May 29, 2015 8-K).

10.11

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, JANA Nirvana Master Fund, L.P., JANA Master Fund, Ltd. and Coatue Offshore Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to the May 29, 2015 8-K).

10.12	Amended and Restated Investment Agreement, dated May 29, 2015, by and between Liberty Broadband Corporation and Quantum Partners LP (incorporated by reference to Exhibit 10.6 to the May 29, 2015 8-K).

10.13

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Soroban Master Fund LP and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.7 to the May 29, 2015 8-K).

10.14

Amended and Restated Assignment and Assumption Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the May 29, 2015 8-K).

10.15	Tax Sharing Agreement, dated as of November 4, 2014, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the 8-K).

10.16	Services Agreement, dated as of November 4, 2014, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the 8-K).

10.17

Facilities Sharing Agreement, dated as of November 4, 2014, by and between Liberty Broadband Corporation, Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 8-K).

10.18

Form of Indemnification Agreement by and between Liberty Broadband Corporation and its executive officers/directors (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 15, 2014 (File No. 333-197619)).

10.19	Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between Liberty Broadband Corporation and Liberty Media Corporation.*

10.20

Aircraft Time Sharing Agreement, dated as of November 4, 2014, by and among Liberty Broadband Corporation, Liberty Citation, Inc. and Liberty Denver Arena, LLC (incorporated by reference to Exhibit 10.5 to the 8-K).

10.21	Form of Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015).*

10.22	Form of Restricted Stock Award Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015).*

21	Subsidiaries of Liberty Broadband Corporation.*

23.1	Consent of KPMG LLP.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

*     Filed herewith.

**   Furnished herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Charter Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 20 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of debt issuance costs for the December 31, 2015 and 2014 consolidated financial statements due to the adoption of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and has changed is method of accounting for the presentation of deferred tax liabilities and tax assets for the December 31, 2015 and 2014 consolidated financial statements due to the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ KPMG LLP

St. Louis, Missouri

February 9, 2016

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share data)

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5	$3
Accounts receivable, less allowance for doubtful accounts of
$21 and $22, respectively	279	285
Prepaid expenses and other current assets	61	57
Total current assets	345	345

RESTRICTED CASH AND CASH EQUIVALENTS	22,264	7,111

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,518 and $5,484, respectively	8,345	8,373
Franchises	6,006	6,006
Customer relationships, net	856	1,105
Goodwill	1,168	1,168
Total investment in cable properties, net	16,375	16,652

OTHER NONCURRENT ASSETS	332	280

Total assets	$39,316	$24,388

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,972	$1,635
Total current liabilities	1,972	1,635

LONG-TERM DEBT	35,723	20,887
DEFERRED INCOME TAXES	1,590	1,648
OTHER LONG-TERM LIABILITIES	77	72

SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.001 par value; 900 million shares authorized;
112,438,828 and 111,999,687 shares issued and outstanding, respectively	—	—
Class B common stock; $.001 par value; 25 million shares authorized;
no shares issued and outstanding	—	—
Preferred stock; $.001 par value; 250 million shares authorized;
no shares issued and outstanding	—	—
Additional paid-in capital	2,028	1,930
Accumulated deficit	(2,061)	(1,762)
Accumulated other comprehensive loss	(13)	(22)
Total shareholders’ equity (deficit)	(46)	146

Total liabilities and shareholders’ equity (deficit)	$39,316	$24,388

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share and share data)

	Year Ended December 31,
	2015	2014	2013

REVENUES	$9,754	$9,108	$8,155

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	6,426	5,973	5,345
Depreciation and amortization	2,125	2,102	1,854
Other operating expenses, net	89	62	47

	8,640	8,137	7,246

Income from operations	1,114	971	909

OTHER EXPENSES:
Interest expense, net	(1,306)	(911)	(846)
Loss on extinguishment of debt	(128)	—	(123)
Gain (loss) on derivative instruments, net	(4)	(7)	11
Other expense, net	(7)	—	—

	(1,445)	(918)	(958)

Income (loss) before income taxes	(331)	53	(49)

Income tax benefit (expense)	60	(236)	(120)

Net loss	$(271)	$(183)	$(169)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(2.43)	$(1.70)	$(1.65)

Weighted average common shares outstanding, basic and diluted	111,869,771	108,374,160	101,934,630

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in millions)

	Year Ended December 31,
	2015	2014	2013

Net loss	$(271)	$(183)	$(169)
Net impact of interest rate derivative instruments, net of tax	9	19	34

Comprehensive loss	$(262)	$(164)	$(135)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(dollars in millions)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)

BALANCE, December 31, 2012	$—	$—	$1,616	$(1,392)	$—	$(75)	$149
Net loss	—	—	—	(169)	—	—	(169)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	34	34
Stock compensation expense, net	—	—	48	—	—	—	48
Exercise of options and warrants	—	—	104	—	—	—	104
Purchase of treasury stock	—	—	—	—	(15)	—	(15)
Retirement of treasury stock	—	—	(8)	(7)	15	—	—

BALANCE, December 31, 2013	—	—	1,760	(1,568)	—	(41)	151
Net loss	—	—	—	(183)	—	—	(183)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	19	19
Stock compensation expense, net	—	—	55	—	—	—	55
Exercise of options and warrants	—	—	123	—	—	—	123
Purchase of treasury stock	—	—	—	—	(19)	—	(19)
Retirement of treasury stock	—	—	(8)	(11)	19	—	—

BALANCE, December 31, 2014	—	—	1,930	(1,762)	—	(22)	146
Net loss	—	—	—	(271)	—	—	(271)
Net impact of interest rate derivative instruments, net of tax	—	—	—	—	—	9	9
Stock compensation expense, net	—	—	78	—	—	—	78
Exercise of options	—	—	30	—	—	—	30
Purchase of treasury stock	—	—	—	—	(38)	—	(38)
Retirement of treasury stock	—	—	(10)	(28)	38	—	—

BALANCE, December 31, 2015	$—	$—	$2,028	$(2,061)	$—	$(13)	$(46)

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(271)	$(183)	$(169)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,125	2,102	1,854
Noncash interest expense	28	37	43
Loss on extinguishment of debt	128	—	123
(Gain) loss on derivative instruments, net	4	7	(11)
Deferred income taxes	(65)	233	112
Other, net	89	65	82
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	5	(51)	10
Prepaid expenses and other assets	(3)	(9)	—
Accounts payable, accrued liabilities and other	319	158	114
Net cash flows from operating activities	2,359	2,359	2,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,840)	(2,221)	(1,825)
Change in accrued expenses related to capital expenditures	28	33	76
Sales (purchases) of cable systems, net	—	11	(676)
Change in restricted cash and cash equivalents	(15,153)	(7,111)	—
Other, net	(67)	(16)	(18)
Net cash flows from investing activities	(17,032)	(9,304)	(2,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	26,045	8,806	6,782
Repayments of long-term debt	(11,326)	(1,980)	(6,520)
Payments for debt issuance costs	(36)	(6)	(50)
Purchase of treasury stock	(38)	(19)	(15)
Proceeds from exercise of options and warrants	30	123	104
Other, net	—	3	(2)
Net cash flows from financing activities	14,675	6,927	299

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(18)	14
CASH AND CASH EQUIVALENTS, beginning of period	3	21	7
CASH AND CASH EQUIVALENTS, end of period	$5	$3	$21

CASH PAID FOR INTEREST	$1,046	$850	$763

The accompanying notes are an integral part of these consolidated financial statements.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

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

The Company is a cable operator providing services in the United States.  The Company offers to residential and commercial customers traditional cable video programming, Internet services, and voice services, as well as advanced video services such as video on demand, high definition television, and digital video recorder (“DVR”) service.  The Company sells its cable video programming, Internet, voice, and advanced video services primarily on a subscription basis.  The Company also sells local advertising on cable networks and on the Internet and provides fiber connectivity to cellular towers and office buildings.

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

Certain prior period amounts have been reclassified to conform with the 2015 presentation.  See Note 20 for balance sheet reclassifications to deferred financing fees and deferred taxes that resulted from the adoption of new accounting standards.

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

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  These investments are carried at cost, which approximates market value.  Cash and cash equivalents consist primarily of money market funds and commercial paper.

Restricted Cash and Cash Equivalents

Proceeds from the issuance of certain long-term debt were deposited into escrow accounts and will be used for acquisition financing and are contractually restricted as to their withdrawal or use.  See Note 8.  The amounts held in escrow are classified as noncurrent restricted cash and cash equivalents in the Company's consolidated balance sheets.  The Company's restricted cash and cash equivalents were primarily invested in money market funds and 90-day or less commercial paper.  The changes in restricted cash and cash equivalents are presented as an investing activity in the Company's consolidated statements of cash flows.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities.  While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the cable system level and not on a specific asset basis.  For assets that are sold or retired, the estimated historical cost and related accumulated depreciation is removed.  Costs associated with initial customer installations and the installation of equipment necessary to provide video, Internet or voice services are capitalized.  Costs capitalized as part of installations include materials, labor, and certain indirect costs.  Indirect costs are associated with the activities of the Company’s personnel who assist in installation activities and consist of compensation and other costs associated with these support functions.  Indirect costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation and construction, vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities.  The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred.  Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement, including replacement of certain components, and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer premise equipment and installations	3-8 years
Vehicles and equipment	3-6 years
Buildings and improvements	15-40 years
Furniture, fixtures and equipment	6-10 years

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed.  The Company expects to continually renew its franchise agreements and has concluded that all of the related franchise rights are indefinite lived intangible assets.  Accordingly, the possibility is remote that the Company would be required to incur significant restoration or removal costs related to these franchise agreements in the foreseeable future.  A liability is required to be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The Company has not recorded an estimate for potential franchise related obligations, but would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed.  The Company also expects to renew many of its lease agreements related to the continued operation of its cable business in the franchise areas.  The Company does not have any significant liabilities related to asset retirements recorded in its consolidated financial statements.

Other Noncurrent Assets

Other noncurrent assets primarily include trademarks, right-of-entry costs and equity investments.  Trademarks have been determined to have an indefinite life and are tested annually for impairment.  Right-of-entry costs represent costs incurred related to agreements entered into with landlords, real estate companies or owners to gain access to a building in order to provide cable service.  Right-of-entry costs are generally deferred and amortized to amortization expense over the term of the agreement.  The Company accounts for its investments in less than majority owned investees under either the equity or cost method.  The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the investee.  The Company's share of the investee's earnings (losses) is included in other expense, net in the consolidated statements of operations.  The Company monitors its investments for indicators that a decrease in investment value has occurred that is other than temporary.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets to be held and used when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results.  If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value.  While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability.  No impairments of long-lived assets to be held and used were recorded in 2015, 2014 and 2013.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

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

Fees imposed on Charter by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities.  Fees of $255 million, $248 million and $234 million for the years ended December 31, 2015, 2014 and 2013, respectively, are reported in video, voice and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal.  Other taxes, such as sales taxes imposed on the Company's customers, collected and remitted to state and local authorities, are recorded on a net basis because the Company is acting as an agent in such situation.

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2015	2014	2013

Video	$4,587	$4,443	$4,040
Internet	3,003	2,576	2,186
Voice	539	575	644
Residential revenue	8,129	7,594	6,870

Small and medium business	764	676	553
Enterprise	363	317	259
Commercial revenue	1,127	993	812

Advertising sales	309	341	291
Other	189	180	182

	$9,754	$9,108	$8,155

Programming Costs

The Company has various contracts to obtain basic, digital and premium video programming from programming vendors whose compensation is typically based on a flat fee per customer.  The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers.  Certain programming contracts contain incentives to be paid by the programmers.  The Company receives these payments and recognizes the incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense.  This offset to programming expense was $19 million, $19 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Programming costs included in the accompanying statements of operations were $2.7 billion, $2.5 billion and $2.1 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred.  Such advertising expense was $389 million, $380 million and $357 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Stock-Based Compensation

Restricted stock, restricted stock units, stock options as well as restricted stock and stock options with market conditions are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period.  The Company recorded $78 million, $55 million and $48 million of stock compensation expense, which is included in operating costs and expenses for the years ended December 31, 2015, 2014 and 2013, respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model and Monte Carlo simulations for options and restricted stock units with market conditions.  The grant date weighted average assumptions used during the years ended December 31, 2015, 2014 and 2013, respectively, were: risk-free interest rate of 1.5%, 2.0% and 1.5%; expected volatility of 34.7%, 36.9% and 37.8%, and expected lives of 6.5 years, 6.5 years and 6.3 years.  The grant date weighted average cost of equity used was 16.2% during the year ended December 31, 2013. Volatility assumptions were based on historical volatility of Charter and a peer group.  The Company’s volatility assumptions represent management’s best estimate and were partially based on historical volatility of a peer group because management does not believe Charter’s pre-emergence from bankruptcy historical volatility to be representative of its future volatility.   Expected lives were calculated based on the simplified-method due to insufficient historical exercise data.  The valuations assume no dividends are paid.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

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

3.Mergers and Acquisitions

TWC Transaction

On May 23, 2015, the Company entered into an Agreement and Plan of Mergers (the “Merger Agreement”) with Time Warner Cable Inc. ("TWC"), CCH I, LLC (“New Charter”), a wholly owned subsidiary of the Company; Nina Corporation I, Inc., Nina Company II, LLC, a wholly owned subsidiary of New Charter; and Nina Company III, LLC, a wholly owned subsidiary of New Charter, pursuant to which the parties will engage in a series of transactions that will result in Charter and TWC becoming wholly owned subsidiaries of New Charter (the “TWC Transaction”), on the terms and subject to the conditions set forth in the Merger Agreement.  After giving effect to the TWC Transaction, New Charter will be the new public company parent that will hold the operations of the combined companies.  Upon consummation of the TWC Transaction, each outstanding share of TWC common stock (other than TWC stock held by Liberty Broadband Corporation ("Liberty Broadband") and Liberty Interactive Corporation ("Liberty Interactive") (collectively, the "Liberty Parties")), will be converted into the right to receive $100 in cash and shares of New Charter Class A common stock ("New Charter common stock") equivalent to 0.5409 shares of Charter Class A common stock. Each stockholder of TWC will also have the option to elect to receive for each outstanding share of TWC common stock (other than TWC stock held by the Liberty Parties) $115 in cash and shares of New Charter common stock equivalent to 0.4562 shares of Charter common stock. Upon consummation of the TWC Transaction, each share of TWC common stock held by the Liberty Parties will be converted into New Charter common stock.  The total enterprise value of TWC based on the estimated value of purchase price consideration is approximately $79 billion, including cash, equity and TWC debt to be assumed. The value of the consideration will fluctuate based on the number of shares outstanding and the market value of Charter's Class A common

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

stock on the acquisition date, among other factors.  In certain circumstances a termination fee may be payable by either Charter or TWC upon termination of the TWC Transaction as more fully described in the Merger Agreement.

Bright House Transaction

On March 31, 2015, the Company entered into a definitive Contribution Agreement (the “Contribution Agreement”), which was amended on May 23, 2015 in connection with the execution of the Merger Agreement, with Advance/Newhouse Partnership (“A/N”), A/NPC Holdings LLC, New Charter and Charter Communications Holdings, LLC (“Charter Holdings”), the Company's wholly owned subsidiary, pursuant to which Charter would become the owner of the membership interests in Bright House Networks, LLC (“Bright House”) and any other assets (other than certain excluded assets and liabilities and non-operating cash) primarily related to Bright House (the “Bright House Transaction”). At closing, Charter Holdings will pay to A/N approximately $2 billion in cash and issue to A/N convertible preferred units of Charter Holdings with a face amount of $2.5 billion which will pay a 6% coupon, and approximately 34.3 million common units of Charter Holdings that are exchangeable into New Charter common stock on a one-for-one basis with a value of approximately $6 billion.

Liberty Transaction and Debt Financing for the TWC Transaction and Bright House Transaction

Assuming that all TWC stockholders (excluding the Liberty Parties) elect the $100 per share cash option, the cash portion of the consideration for the TWC Transaction is expected to be approximately $28 billion and the cash portion of the Bright House Transaction is approximately $2 billion.  In connection with the TWC Transaction, Charter and Liberty Broadband entered into an investment agreement, pursuant to which Liberty Broadband agreed to invest $4.3 billion in New Charter at the closing of the TWC Transaction to partially finance the cash portion of the TWC Transaction consideration. In connection with the Bright House Transaction, Liberty Broadband agreed to purchase at the closing of the Bright House Transaction $700 million of New Charter Class A common stock (or, if the TWC Transaction is not consummated prior to the completion of the Bright House Transaction, Charter Class A common stock).

Charter expects to finance the remaining cash portion of the purchase price of the TWC Transaction and Bright House Transaction with additional indebtedness.  As discussed in Note 8, the Company issued $15.5 billion CCO Safari II, LLC ("CCO Safari II") senior secured notes, $3.8 billion CCO Safari III, LLC ("CCO Safari III") senior secured bank loans and $2.5 billion CCOH Safari, LLC ("CCOH Safari") senior unsecured notes.  Charter has remaining commitments of approximately $2.7 billion from banks to provide incremental senior secured term loan facilities and senior unsecured notes, as well as an incremental $1.7 billion revolving facility. In addition, the bank commitments provide for a $4.3 billion bridge facility if all TWC stockholders (other than the Liberty Parties) elect the $115 per share cash option, in the event Charter is unable to issue senior unsecured notes in advance of the closing of the TWC Transaction.

Acquisition of Bresnan

On July 1, 2013, Charter and Charter Communications Operating, LLC ("Charter Operating") acquired Bresnan Broadband Holdings, LLC and its subsidiaries (collectively, “Bresnan”) from a wholly owned subsidiary of Cablevision Systems Corporation ("Cablevision"), for $1.625 billion in cash, as well as a working capital adjustment and a reduction for certain funded indebtedness of Bresnan.  Bresnan manages cable operating systems in Montana, Wyoming, Colorado and Utah.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

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

Year Ended December 31, 2013
(unaudited)
Revenues	$8,419
Net loss	$(194)
Loss per common share, basic and diluted	$(1.90)

4.Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of period	$22	$19	$14
Charged to expense	135	122	101
Uncollected balances written off, net of recoveries	(136)	(119)	(96)

Balance, end of period	$21	$22	$19

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

5.Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014

Cable distribution systems	$8,158	$7,919
Customer premise equipment and installations	4,632	4,388
Vehicles and equipment	384	335
Buildings and improvements	570	499
Furniture, fixtures and equipment	1,119	716

	14,863	13,857
Less: accumulated depreciation	(6,518)	(5,484)

	$8,345	$8,373

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future.  A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $1.9 billion, $1.8 billion, and $1.6 billion, respectively.

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

Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life. All franchises that qualify for indefinite life treatment are tested for impairment annually or more frequently as warranted by events or changes in circumstances.  In determining whether our franchises have an indefinite life, the Company considered the likelihood of franchise renewals, the expected costs of franchise renewals, and the technological state of the associated cable systems, with a view to whether or not it is in compliance with any technology upgrading requirements specified in a franchise agreement.  The Company has concluded that as of December 31, 2015 and 2014 all of its franchises qualify for indefinite life treatment.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Franchise assets are aggregated into essentially inseparable units of accounting to conduct valuations.  The units of accounting generally represent geographical clustering of our cable systems into groups.  The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset has been impaired.  If, after this optional qualitative assessment, the Company determines that it is not more likely than not that an indefinite lived intangible asset has been impaired, then no further quantitative testing is necessary.  In completing the qualitative impairment testing, the Company evaluates the impact of various factors to the expected future cash flows attributable to its units of accounting and to the assumed discount rate which would be used to determine the present value of those cash flows. Such factors include macro-economic and industry conditions including the capital markets, regulatory, and competitive environment, and costs of programming and customer premise equipment along with changes to our organizational structure and strategies.  A recent valuation of the Company was performed for tax purposes during 2015 and was included as a key factor in the Company’s qualitative assessment of the Company’s franchise assets.  After consideration of the qualitative factors, in 2015 the Company concluded that it is more likely than not that the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and therefore did not perform a quantitative analysis.

Periodically, the Company will elect to perform a quantitative analysis. If the Company elects or is required to perform a quantitative analysis to test its franchise assets for impairment, the Company determines the estimated fair value of franchises utilizing an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified assuming a discount rate.  The fair value of franchises for impairment testing is determined based on estimated discrete discounted future cash flows using assumptions consistent with internal forecasts.  The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained (less the anticipated churn for the potential customer).  The sum of the present value of the franchises' after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchises.

This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, customer trends, and a discount rate applied to the estimated cash flows. The determination of the franchise discount rate is derived from the Company's weighted average cost of capital, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.  The Company estimates discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates for video, high-speed Internet, and voice; revenue growth rates; operating margins; and capital expenditures.  The assumptions are based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry.  The estimates and assumptions made in the Company’s valuations are inherently subject to significant uncertainties, many of which are beyond its control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures, actual customer trends and the discount rate utilized.

Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances.  Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value.  If, after this qualitative assessment, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

carrying amount then no further quantitative testing would be necessary.  If the Company elects or is required to perform the two-step test under the accounting guidance, the first step involves a comparison of the estimated fair value of the reporting unit to its carrying amount.  If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any.   The fair value of the reporting unit, when performing the second step of the goodwill impairment test, is determined using both an income approach and market approach.  The Company's income approach model used for its goodwill valuation is consistent with that used for its franchise valuation noted above except that cash flows from the entire business enterprise are used for the goodwill valuation.  The market approach model estimates the fair value of the reporting unit based on market prices in actual precedent transactions of similar businesses and market valuations of guideline public companies.  As with the Company's franchise impairment testing, in 2015 the Company elected to perform a qualitative goodwill impairment assessment and concluded that goodwill is not impaired.

Customer relationships are recorded at fair value as of the date acquired less accumulated amortization.  Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers (less the anticipated customer churn), and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment.  Customer relationships are amortized on an accelerated sum of years' digits method over useful lives of 8-15 years based on the period over which current customers are expected to generate cash flows.  The Company periodically evaluates the remaining useful lives of its customer relationships to determine whether events or circumstances warrant revision to the remaining periods of amortization.  Customer relationships are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.  Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2015, 2014 or 2013.

The fair value of trademarks is determined using the relief-from-royalty method, a variation of the income approach, which applies a fair royalty rate to estimated revenue derived under the Company's trademarks.  The fair value of the intangible is estimated to be the present value of the royalty saved because the Company owns the trademarks.  Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries.   As the Company expects to continue to use each trademark indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment using either a qualitative analysis or quantitative analysis as elected by management. As with the Company’s franchise impairment testing, in 2015 the Company elected to perform a qualitative trademark impairment assessment and concluded that trademarks are not impaired.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

As of December 31, 2015 and 2014, indefinite lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite lived intangible assets:
Franchises	$6,006	$—	$6,006	$6,006	$—	$6,006
Goodwill	1,168	—	1,168	1,168	—	1,168
Trademarks	159	—	159	159	—	159
Other intangible assets	4	—	4	4	—	4

	$7,337	$—	$7,337	$7,337	$—	$7,337

Finite-lived intangible assets:
Customer relationships	$2,616	$1,760	$856	$2,616	$1,511	$1,105
Other intangible assets	173	82	91	151	60	91
	$2,789	$1,842	$947	$2,767	$1,571	$1,196

Amortization expense related to customer relationships and other intangible assets for the years ended December 31, 2015,  2014 and 2013 was $271 million, $299 million and $299 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2016	$237
2017	204
2018	169
2019	133
2020	95
Thereafter	109

$947

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

7.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014

Accounts payable – trade	$134	$140
Accrued capital expenditures	296	268
Deferred revenue	96	85
Accrued liabilities:
Interest	445	212
Programming costs	451	430
Franchise related fees	65	65
Compensation	186	169
Other	299	266

	$1,972	$1,635

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

8.Long-Term Debt

Long-term debt consists of the following as of December 31, 2015 and 2014:

	December 31,
	2015		2014
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCOH Safari, LLC:
5.500% senior notes due December 1, 2022	$—	$—	$1,500	$1,499
5.750% senior notes due December 1, 2024	—	—	2,000	1,999
5.750% senior notes due February 15, 2026	2,500	2,499	—	—
CCO Safari II, LLC:
3.579% senior notes due July 23, 2020	2,000	1,999	—	—
4.464% senior notes due July 23, 2022	3,000	2,998	—	—
4.908% senior notes due July 23, 2025	4,500	4,497	—	—
6.384% senior notes due October 23, 2035	2,000	1,999	—	—
6.484% senior notes due October 23, 2045	3,500	3,498	—	—
6.834% senior notes due October 23, 2055	500	500	—	—
CCO Safari III, LLC:
Credit facilities	3,800	3,788	—	—
CCO Holdings, LLC:
7.250% senior notes due October 30, 2017	—	—	1,000	992
7.000% senior notes due January 15, 2019	600	594	1,400	1,381
8.125% senior notes due April 30, 2020	—	—	700	692
7.375% senior notes due June 1, 2020	750	744	750	742
5.250% senior notes due March 15, 2021	500	496	500	495
6.500% senior notes due April 30, 2021	1,500	1,487	1,500	1,485
6.625% senior notes due January 31, 2022	750	740	750	739
5.250% senior notes due September 30, 2022	1,250	1,229	1,250	1,228
5.125% senior notes due February 15, 2023	1,000	990	1,000	989
5.125% senior notes due May 1, 2023	1,150	1,140	—	—
5.750% senior notes due September 1, 2023	500	495	500	495
5.750% senior notes due January 15, 2024	1,000	990	1,000	989
5.375% senior notes due May 1, 2025	750	744	—	—
5.875% senior notes due May 1, 2027	800	794	—	—
Charter Communications Operating, LLC:
Credit facilities	3,552	3,502	3,742	3,683
CCO Safari, LLC (an Unrestricted Subsidiary):
Credit facility due September 12, 2021	—	—	3,500	3,479
Long-Term Debt	$35,902	$35,723	$21,092	$20,887

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

The accreted values presented above represent the principal amount of the debt less the original issue discount at the time of sale and deferred financing costs, plus the accretion of both amounts to the balance sheet date.  However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt.  The Company has availability under its credit facilities of approximately $961 million as of December 31, 2015, and as such, debt maturing in the next twelve months is classified as long-term.

Loss on extinguishment of debt consists of the following for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013

CCO Holdings notes repurchases	$123	$—	$65
Charter Operating credit amendment / prepayments	—	—	58
CCOH Safari notes and CCO Safari Term G Loans repayments	5	—	—

	$128	$—	$123

On April 25, 2014, the Company entered into a binding definitive agreement (the “Comcast Transactions Agreement”) with Comcast Corporation (“Comcast”), which contemplated the following transactions: (1) an asset purchase, (2) an asset exchange and (3) a contribution and spin-off transaction (collectively, the “Comcast Transactions”).  Pursuant to the terms of the Comcast Transactions Agreement, Comcast had the right to terminate the Comcast Transactions Agreement upon termination of the merger agreement among Comcast, TWC and Tango Acquisition Sub, Inc. (the “Comcast Merger Agreement”).  On April 24, 2015, Comcast and TWC terminated the Comcast Merger Agreement, and Comcast delivered a notice of termination of the Comcast Transactions Agreement to Charter (the “Termination Notice”).  As a result of the termination, proceeds from the issuance of $3.5 billion aggregate principal amount of CCOH Safari notes and $3.5 billion aggregate principal amount of CCO Safari, LLC ("CCO Safari") Term G Loans ("Term G Loans"), which were held in escrow and intended to fund the closing of the Comcast Transactions, were utilized to settle the related debt obligation in April 2015.  These transactions resulted in a loss on extinguishment of debt of approximately $5 million for the year ended December 31, 2015.

CCOH Safari Notes

In November 2015, CCOH Safari, a wholly owned subsidiary of the Company, closed on transactions in which it issued $2.5 billion aggregate principal amount of 5.750% senior unsecured notes due 2026 (the "2026 Notes"). The net proceeds from the issuance of the 2026 Notes were deposited into an escrow account and will be used to partially finance the TWC Transaction as well as for general corporate purposes.  The release of the proceeds to the Company is subject to satisfaction of certain conditions, including the closing of the TWC Transaction.  Substantially concurrently with the escrow release, the 2026 Notes will become obligations of CCO Holdings and CCO Holdings Capital.  CCOH Safari will merge into CCO Holdings.  Contingent upon closing of the TWC Transaction and release of the proceeds from escrow, the Company will be obligated to pay approximately $40 million of additional debt issuance fees.  Should the Merger Agreement be

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

terminated prior to the consummation of the TWC Transaction, or upon expiration of the escrow agreement on May 23, 2016 (or six months following such date in the event of an extension of the Merger Agreement), such amounts placed in escrow must be used to settle amounts outstanding under the 2026 Notes at par value.  The amounts held in escrow are classified as noncurrent restricted cash and cash equivalents in the Company's consolidated balance sheet as of December 31, 2015.

Initially, the 2026 Notes are senior debt obligations of CCOH Safari.  Upon release of the proceeds from escrow, the 2026 Notes will be senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The 2026 Notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating credit facilities.

Following the release of the proceeds, CCO Holdings may redeem some or all of the 2026 Notes at any time at a premium.  The optional redemption price declines to 100% of the principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2021 through 2024.

In addition, at any time following the release of the proceeds and prior to February 15, 2019, CCO Holdings and CCO Holdings Capital Corp. may redeem up to 40% of the aggregate principal amount of such 2026 Notes at a redemption price at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

In the event of specified change of control events, CCO Holdings must offer to purchase the 2026 Notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

CCO Holdings Notes

In April 2015, CCO Holdings, LLC ("CCO Holdings") and CCO Holdings Capital Corp. closed on transactions in which they issued $1.15 billion aggregate principal amount of 5.125% senior unsecured notes due 2023 (the "2023 Notes"), $750 million aggregate principal amount of 5.375% senior unsecured notes due 2025 (the "2025 Notes") and $800 million aggregate principal amount of 5.875% senior unsecured notes due 2027 (the "2027 Notes"). The net proceeds from the issuance of the 2023 Notes and 2025 Notes were used to finance tender offers and a subsequent call in which $1.0 billion aggregate principal amount of CCO Holdings' outstanding 7.250% senior notes due 2017 and $700 million aggregate principal amount of CCO Holdings' outstanding 8.125% senior notes due 2020 were repurchased, as well as for general corporate purposes.  The net proceeds from the issuance of the 2027 Notes were used to call $800 million of the $1.4 billion aggregate principal amount of CCO Holdings' outstanding 7.000% senior notes due 2019.  These debt repurchases resulted in a loss on extinguishment of debt of $123 million for the year ended December 31, 2015.

The CCO Holdings notes are guaranteed by Charter.  They are senior debt obligations of CCO Holdings and CCO Holdings Capital Corp. and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital Corp.  The CCO Holdings notes are structurally subordinated to all obligations of subsidiaries of CCO Holdings, including the Charter Operating credit facilities.  Upon consummation of the TWC Transaction, the CCO Holdings notes will not be guaranteed by Charter or New Charter.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

CCO Holdings may redeem some or all of the CCO Holdings notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2016 through 2024.

In addition, at any time prior to varying dates in 2016 through 2021, CCO Holdings may redeem up to 35% (40% in regards to the 2023 Notes, 2025 Notes and 2027 Notes issued in April 2015) of the aggregate principal amount of the notes at a redemption price at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.

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

High-Yield Restrictive Covenants; Limitation on Indebtedness.

The indentures governing the CCO Holdings notes and CCOH Safari notes (following the release of proceeds from escrow) contain certain covenants that restrict the ability of CCO Holdings, CCO Holdings Capital Corp. and all of their restricted subsidiaries to:

∠	incur additional debt;
∠	pay dividends on equity or repurchase equity;
∠	make investments;
∠	sell all or substantially all of their assets or merge with or into other companies;
∠	sell assets;
∠

in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to CCO Holdings, guarantee their parent companies debt, or issue specified equity interests;

∠	engage in certain transactions with affiliates; and
∠	grant liens.

The above limitations in certain circumstances regarding incurrence of debt, payment of dividends and making investments contained in the indentures of CCO Holdings and CCOH Safari permit CCO Holdings and its restricted subsidiaries to perform the above, so long as, after giving pro forma effect to the above, the leverage ratio would be below a specified level for the issuer.  The leverage ratio under the indentures is 6.0 to 1.0.

CCO Safari II Notes

In July 2015, CCO Safari II, a wholly owned subsidiary of the Company, closed on transactions in which it issued $15.5 billion in aggregate principal amount of senior secured notes comprised of $2.0 billion aggregate principal amount of 3.579% senior secured notes due 2020, $3.0 billion aggregate principal amount of 4.464% senior secured notes due 2022, $4.5 billion aggregate principal amount of 4.908% senior secured notes due 2025, $2.0 billion aggregate principal amount of 6.384% senior secured notes due 2035, $3.5 billion aggregate principal amount of 6.484% senior secured notes due

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

2045 and $500 million aggregate principal amount of 6.834% senior notes due 2055. The net proceeds from the issuance of the CCO Safari II notes were deposited into an escrow account, included in restricted cash and cash equivalents on the consolidated balance sheet as of December 31, 2015, and will be used to partially finance the TWC Transaction as well as for general corporate purposes.  The release of the proceeds to the Company is subject to satisfaction of certain conditions, including the closing of the TWC Transaction.  Upon release of the proceeds, CCO Safari II will merge into Charter Operating and the CCO Safari II notes will become obligations of Charter Operating and Charter Communications Operating Capital Corp.  Contingent upon closing of the TWC Transaction and release of the proceeds from escrow, the Company will be obligated to pay approximately $143 million of additional debt issuance fees.  Should the Merger Agreement be terminated prior to the consummation of the TWC Transaction, or upon expiration of the escrow agreement on May 23, 2016 (or six months following such date in the event of an extension of the Merger Agreement), such amounts placed in escrow must be used to settle any outstanding CCO Safari II notes at a price of 101% of the aggregate principal amount.

Upon release of the proceeds from escrow, the CCO Safari II notes will be senior debt obligations of Charter Operating and Charter Communications Operating Capital Corp. and will be guaranteed by CCO Holdings and Charter Operating's subsidiaries.  In addition, the CCO Safari II notes will be secured by a perfected first priority security interest in substantially all of the assets of Charter Operating to the extent such liens can be perfected under the Uniform Commercial Code by the filing of a financing statement and the liens will rank equally with the liens on the collateral securing obligations under the Charter Operating credit facilities.  Upon release of the proceeds from escrow, Charter Operating may redeem some or all of the CCO Safari II notes at any time at a premium.

CCO Safari II Notes - Restrictive Covenants

The CCO Safari II notes are subject to the terms and conditions of the indenture governing the CCO Safari II notes as well as a separate escrow agreement until Charter Operating re-assumes its obligations for the CCO Safari II notes.  The CCO Safari II notes contain customary representations and warranties and affirmative covenants with limited negative covenants.  As required by the CCO Safari II indenture, CCO Safari II and Bank of America, N.A, as escrow agent, entered into an escrow agreement pursuant to which, CCO Safari II is required to maintain an escrow account over which the administrative agent has a perfected first priority security interest on behalf of the CCO Safari II notes holders.  The events of default under the CCO Safari II indenture include, among others, the failure to make payments when due or within the applicable grace period.

CCO Safari III Credit Facilities

In August 2015, Charter Operating closed on a new term loan H facility ("Term H Loan") and a new term loan I facility ("Term I Loan") totaling an aggregate principal amount of $3.8 billion pursuant to the terms of Charter Operating’s Amended and Restated Credit Agreement dated April 11, 2012 (the “Credit Agreement”). The Term H Loan was issued at a principal amount of $1.0 billion and matures in 2021. Pricing on the Term H Loan was set at LIBOR plus 2.50% with a LIBOR floor of 0.75% and issued at a price of 99.75% of the aggregate principal amount. The Term I Loan was issued at a principal amount of $2.8 billion and matures in 2023. Pricing on the Term I Loan was set at LIBOR plus 2.75% with a LIBOR floor of 0.75% and issued at a price of 99.75% of the aggregate principal amount.  The CCO Safari III credit facilities form a portion of the debt financing to be used to fund the cash portion of the TWC Transaction. Charter Operating

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

assigned all of its obligations with respect to the CCO Safari III credit facilities and transferred all of the proceeds from the CCO Safari III credit facilities to CCO Safari III, and CCO Safari III placed the funds in an escrow account, included in restricted cash and cash equivalents on the consolidated balance sheet as of December 31, 2015, pending the closing of the TWC Transaction, at which time, subject to certain conditions, Charter Operating will re-assume the obligations in respect of the CCO Safari III credit facilities under the Credit Agreement.  Contingent upon closing of the TWC Transaction and release of the proceeds from escrow, Charter will be obligated to pay approximately $34 million of additional debt issuance fees.  Should the TWC Transaction be terminated, such amounts placed into escrow will be used to settle any outstanding CCO Safari III credit facilities at a price of 99.75% of the aggregate principal amount.

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $3.6 billion at December 31, 2015 as follows:

∠

A term loan A with a remaining principal amount of $647 million, which is repayable in quarterly installments and aggregating $66 million in 2016 and $75 million in 2017, with the remaining balance due at final maturity on April 22, 2018.  Pricing on term loan A is LIBOR plus 2%;

∠

A term loan E with a remaining principal amount of approximately $1.5 billion, which is repayable in equal quarterly installments and aggregating $15 million in each loan year, with the remaining balance due at final maturity on July 1, 2020.  Pricing on term loan E is LIBOR plus 2.25% with a LIBOR floor of 0.75%;

∠

A term loan F with a remaining principal amount of approximately $1.2 billion, which is repayable in equal quarterly installments and aggregating $12 million in each loan year, with the remaining balance due at final maturity on January 3, 2021.  Pricing on term loan F is LIBOR plus 2.25% with a LIBOR floor of 0.75%; and

∠

A revolving loan with an outstanding balance of $273 million at December 31, 2015 and allowing for borrowings of up to $1.3 billion, maturing on April 22, 2018.  Pricing on the revolving loan is LIBOR plus 2% with a commitment fee of 0.30%.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR (0.42% and 0.17% as of December 31, 2015 and December 31, 2014, respectively), as defined, plus an applicable margin.

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

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

CCO Safari III Credit Facilities — Restrictive Covenants

The CCO Safari III credit facilities are subject to the terms and conditions of a separate credit facility and escrow agreement until Charter Operating re-assumes its obligations for the loan.  The CCO Safari III credit facilities contain customary representations and warranties and affirmative covenants with limited negative covenants prohibiting CCO Safari III from engaging in any material activities other than performing its obligations under the credit facilities and the escrow agreement or otherwise issuing other indebtedness pursuant to escrow arrangements similar to the CCO Safari III credit facilities and escrow agreement.  As required by the CCO Safari III credit facilities, CCO Safari III, Bank of America, N.A., and U.S. Bank, N.A., as escrow agent, entered into an escrow agreement pursuant to which CCO Safari III is required to maintain an escrow account over which the administrative agent has a perfected first priority security interest on behalf of the CCO Safari III credit facilities lenders.  The events of default under the CCO Safari III credit facilities include, among others:

∠	the failure to make payments when due or within the applicable grace period;

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

∠	any acceleration of the loans and termination of the commitments under the Charter Operating credit facilities; and
∠	the escrow agreement shall cease to be in full force and effect or the lien in the escrow account shall cease to be enforceable with the same effect and priority.

Limitations on Distributions

Distributions by the Company’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures and credit facilities discussed above, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  As of December 31, 2015, there was no default under any of these indentures or credit facilities.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by the Company’s subsidiaries may only be made if they have “surplus” as defined in the Delaware Limited Liability Company Act.

Liquidity and Future Principal Payments

The Company continues to have significant amounts of debt, and its business requires significant cash to fund principal and interest payments on its debt, capital expenditures and ongoing operations.  As set forth below, the Company has significant future principal payments beginning in 2018 and beyond.  The Company continues to monitor the capital markets, and it expects to undertake refinancing transactions and utilize free cash flow and cash on hand to further extend or reduce the maturities of its principal obligations.  The timing and terms of any refinancing transactions will be subject to market conditions.

Based upon outstanding indebtedness as of December 31, 2015 and assuming the TWC Transaction closes in the second quarter of 2016, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal payments on the total borrowings under all debt agreements as of December 31, 2015, are as follows:

Year	Amount

2016	$121
2017	140
2018	844
2019	665
2020	4,202
Thereafter	29,930

$35,902

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

9.Treasury Stock

During the years ended December 31, 2015, 2014 and 2013, the Company withheld 196,523, 141,257 and 150,258 shares, respectively, of its common stock in payment of $38 million, $19 million and $15 million, respectively, of tax withholdings owed by employees upon vesting of restricted shares and stock options.  As of December 31, 2015, Company also withheld 49,260 shares of its common stock representing the exercise costs owed by employees upon exercise of stock options.

In December 2015 and 2014, Charter's board of directors approved the retirement of treasury stock and 245,783 and 141,257 shares of treasury stock were retired as of December 31, 2015 and 2014, respectively.

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

In 2014 and 2013, the Company issued approximately 5.2 million and 4.5 million shares, respectively, of Charter Class A common stock as a result of exercises by holders who received warrants pursuant to the Joint Plan of Reorganization upon the Company's emergence from bankruptcy in 2009.   The exercises resulted in proceeds to the Company of approximately $90 million and $76 million, respectively.  As of December 31, 2015 and 2014, there were no warrants outstanding.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

The following table summarizes our shares outstanding for the three years ended December 31, 2015:

	Class A Common Stock	Class B Common Stock

BALANCE, December 31, 2012	101,176,247	—
Option exercises	543,221	—
Restricted stock issuances, net of cancellations	4,879	—
Stock issuances from exercise of warrants	4,481,656	—
Restricted stock unit vesting	88,330	—
Purchase of treasury stock (see Note 9)	(150,258)	—

BALANCE, December 31, 2013	106,144,075	—
Option exercises	640,342	—
Restricted stock issuances, net of cancellations	9,090	—
Stock issuances from exercise of warrants	5,243,167	—
Restricted stock unit vesting	104,270	—
Purchase of treasury stock (see Note 9)	(141,257)	—

BALANCE, December 31, 2014	111,999,687	—
Option exercises	579,173	—
Restricted stock issuances, net of cancellations	6,920	—
Restricted stock unit vesting	98,831	—
Purchase of treasury stock (see Note 9)	(245,783)	—

BALANCE, December 31, 2015	112,438,828	—

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

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

The effect of interest rate derivatives on the Company’s consolidated balance sheets is presented in the table below:

	December 31, 2015	December 31, 2014

Accrued interest	$3	$2
Other long-term liabilities	$10	$16
Accumulated other comprehensive loss	$(13)	$(22)

The Company holds interest rate derivative instruments not designated as hedges which are marked to fair value, with the impact recorded as a gain or loss on derivative instruments, net in the Company's consolidated statements of operations.  While these interest rate derivative instruments are not designated as cash flow hedges for accounting purposes, management continues to believe such instruments are closely correlated with the respective debt, thus managing associated risk.  These interest rate derivative instruments were de-designated in 2013 and the balance that remains in accumulated other comprehensive loss for these interest rate derivative instruments is being amortized over the respective lives of the contracts and recorded as a loss within gain (loss) on derivative instruments, net in the Company's consolidated statements of operations.  The estimated net amount of existing losses that are reported in accumulated other comprehensive loss as of December 31, 2015 that is expected to be reclassified into earnings within the next twelve months is approximately $8 million.

The effects of derivative instruments on the Company’s consolidated statements of operations is presented in the table below.

	Year Ended December 31,
	2015	2014	2013

Gain (loss) on derivative instruments, net:
Change in fair value of interest rate derivative instruments not designated as cash flow hedges	$5	$12	$38
Loss reclassified from accumulated other comprehensive loss into earnings as a result of cash flow hedge discontinuance	(9)	(19)	(27)
	$(4)	$(7)	$11

As of December 31, 2015 and 2014, the Company had $1.1 billion and $1.4 billion, respectively, in notional amounts of interest rate derivative instruments outstanding.  In December 2016, $250 million of currently effective swaps expire and therefore the notional amount of currently effective interest rate swaps will decrease.  The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

12.Fair Value Measurements

The accounting guidance establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

∠	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
∠

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

∠	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2015 and 2014 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company's restricted cash and cash equivalents are primarily invested in money market funds and 90-day or less commercial paper.  The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange and commercial paper is valued at cost plus the accretion of the discount on a yield to maturity basis, which approximated fair value.  The money market funds and commercial paper potentially subject us to concentration of credit risk.  The amount invested within any one financial instrument did not exceed $1.5 billion and $550 million during the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015 and 2014, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

The interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s or counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 1.61% and 1.87% at December 31, 2015 and 2014, respectively (exclusive of applicable spreads).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

The Company's financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Money market funds	$14,330	$—	$—	$4,112	$—	$—
Commercial paper	$—	$7,934	$—	$—	$2,999	$—

Liabilities
Interest rate derivatives	$—	$13	$—	$—	$18	$—

A summary of the carrying value and fair value of the Company’s debt at December 31, 2015 and 2014 is as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Senior notes	$28,433	$28,744	$13,725	$14,205
Credit facilities	$7,290	$7,274	$7,162	$7,186

The estimated fair value of the Company’s senior notes at December 31, 2015 and 2014 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company's credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Non-financial Assets and Liabilities

The Company’s non-financial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in 2015, 2014 and 2013.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

13. Operating Costs and Expenses

Operating costs and expenses consist of the following for the years presented:

	Year Ended December 31,
	2015	2014	2013
Programming	$2,678	$2,459	$2,146
Franchise, regulatory and connectivity	435	428	399
Costs to service customers	1,705	1,679	1,575
Marketing	619	610	557
Transition costs	72	14	—
Other	917	783	668

	$6,426	$5,973	$5,345

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand, and pay-per-view programming. Franchise, regulatory and connectivity costs represent payments to franchise and regulatory authorities and costs directly related to providing Internet and voice services. Costs to service customers include costs related to field operations, network operations and customer care for the Company's residential and small and medium business customers including internal and third party labor for installations, service and repairs, maintenance, billing and collection, occupancy and vehicle costs. Marketing costs represents the costs of marketing to our current and potential commercial and residential customers including labor costs. Transition costs represent incremental costs incurred to increase the scale of the Company's business as a result of the TWC Transaction, Bright House Transaction and Comcast Transactions.  See Notes 3 and 8 for additional information.  Other includes bad debt expense, corporate overhead, advertising sales expenses, costs associated with the Company's enterprise business customers, property tax and insurance and stock compensation expense, among others.

14. Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2015	2014	2013

Merger and acquisition costs	$70	$38	$16
Special charges, net	15	14	23
Loss on sale of assets, net	4	10	8

	$89	$62	$47

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Merger and acquisition costs

Merger and acquisition costs represents costs incurred in connection with merger and acquisition transactions, such as advisory, legal and accounting fees, among others.

Special charges, net

Special charges, net, primarily includes severance charges and net amounts of litigation settlements.

Loss on sale of assets, net

Loss on sale of assets, net, represents the net loss recognized on the sales and disposals of fixed assets and cable systems.

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

Stock options granted prior to 2014 generally vest annually over three or four years from either the grant date or delayed vesting commencement dates.  Stock options generally expire ten years from the grant date. Restricted stock vests annually over a one to four-year period beginning from the date of grant.  Certain stock options and restricted stock vest based on achievement of stock price hurdles.  Restricted stock units have no voting rights, and restricted stock units granted prior to 2014 vest ratably over three or four years from either the grant date or delayed vesting commencement dates.  Stock options and restricted stock units granted in 2014 and 2015 cliff vest over three years.

As of December 31, 2015, total unrecognized compensation remaining to be recognized in future periods totaled $89 million for stock options, $2 million for restricted stock and $31 million for restricted stock units and the weighted average period over which they are expected to be recognized is 2 years for stock options, 3 months for restricted stock and 2 years for restricted stock units.

The Company recorded $78 million, $55 million and $48 million of stock compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in operating costs and expenses.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

A summary of the activity for the Company’s stock options for the years ended December 31, 2015, 2014 and 2013, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2015			2014			2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of period	3,689	$86.29		3,142	$59.86		3,552	$54.35
Granted	1,301	$160.16		1,234	$136.75		276	$108.89
Exercised	(579)	$65.34	$68	(640)	$52.50	$55	(543)	$51.22	$33
Canceled	(72)	$140.36		(47)	$104.57		(143)	$50.54

Outstanding, end of period	4,339	$110.34	$316	3,689	$86.29		3,142	$59.86

Weighted average remaining contractual life	7	years		7	years		7	years

Options exercisable, end of period	1,354	$55.95	$172	1,317	$55.65		1,128	$52.07

Options expected to vest, end of period	2,730	$132.41	$139

Weighted average fair value of options granted	$59.86			$55.08			$41.52

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

A summary of the activity for the Company’s restricted stock for the years ended December 31, 2015, 2014 and 2013, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price

Outstanding, beginning of period	431	$57.24	653	$56.14	928	$54.16
Granted	7	$182.05	9	$138.57	13	$101.81
Vested	(220)	$58.92	(231)	$57.35	(280)	$51.62
Canceled	—	$—	—	$—	(8)	$56.50

Outstanding, end of period	218	$59.50	431	$57.24	653	$56.14

A summary of the activity for the Company’s restricted stock units for the years ended December 31, 2015, 2014 and 2013, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price

Outstanding, beginning of period	325	$104.01	288	$74.73	327	$61.79
Granted	164	$162.01	153	$136.54	73	$109.96
Vested	(99)	$71.12	(104)	$70.23	(88)	$61.17
Canceled	(17)	$140.55	(12)	$112.53	(24)	$55.28

Outstanding, end of period	373	$136.51	325	$104.01	288	$74.73

16.Income Taxes

All of Charter’s operations are held through Charter Holdco and its direct and indirect subsidiaries.  Prior to July 2, 2015, Charter Holdco was treated as a partnership for tax purposes.  Effective on July 2, 2015, Charter elected to treat two of its wholly owned subsidiaries as disregarded entities for federal and state income tax purposes (the “Election”).  The subsidiaries that made the Election are two of the three partners in Charter Holdco.  This Election resulted in a deemed liquidation of Charter Holdco into Charter solely for federal and state income tax purposes, and resulted in a net increase of $638 million to the tax basis of Charter Holdco's amortizable and depreciable assets.  After the Election, all taxable income, gains, losses, deductions and credits of Charter Holdco and its indirect limited liability company subsidiaries will

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

be treated as income of Charter.  In addition, the indirect subsidiaries of Charter Holdco that are corporations joined the Charter consolidated group. The impact of the Election to the Charter income tax provision, net of valuation allowance, was $187 million of income tax benefit recorded as a discrete tax event during the year ended December 31, 2015.

For the years ended December 31, 2015, 2014, and 2013, the Company recorded deferred income tax benefit (expense) as shown below.  Income tax benefit (expense) is recognized primarily through decreases (increases) in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite-lived for book financial reporting purposes, as well as to a lesser extent through current federal and state income tax expense.  The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Current and deferred income tax benefit (expense) is as follows:

	Year Ended December 31,
	2015	2014	2013

Current expense:
Federal income taxes	$(1)	$(1)	$(1)
State income taxes	(4)	(2)	(7)

Current income tax expense	(5)	(3)	(8)

Deferred benefit (expense):
Federal income taxes	53	(192)	(101)
State income taxes	12	(41)	(11)

Deferred income tax benefit (expense)	65	(233)	(112)

Income tax benefit (expense)	$60	$(236)	$(120)

Income tax benefit for the year ended December 31, 2015 changed from income tax expense recognized during the year ended December 31, 2014 primarily as a result of the deemed liquidation of Charter Holdco.

Income tax expense for the year ended December 31, 2013 included step-ups in basis of indefinite-lived assets for tax, but not GAAP purposes, including the effects of partnership gains related to financing transactions and a partnership restructuring, which decreased the Company's net deferred tax liability related to indefinite-lived assets by $137 million.  Of the $137 million decrease in net deferred tax liability, $101 million of deferred tax benefits correspond to gains recognized by corporate subsidiaries of Charter, which were partners in Charter Holdco.  These gains resulted in a step-up in the underlying tax basis of Charter Holdco's assets and a corresponding reduction in the deferred tax liabilities for financial reporting purposes.  In addition, on December 31, 2013, Charter restructured one of its tax partnerships which resulted in a $405 million net step-up to primarily intangible assets and a deferred income tax benefit of $36 million due to a shift in step-ups to indefinite-lived intangibles.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35% for the years ended December 31, 2015, 2014, and 2013, respectively, as follows:

	Year Ended December 31,
	2015	2014	2013

Statutory federal income taxes	$116	$(18)	$17
Statutory state income taxes, net	(4)	(2)	(7)
Nondeductible expenses	(12)	(10)	(3)
Change in valuation allowance	(250)	(203)	(127)
Organizational restructuring	187	—	—
Federal tax credit	18	—	—
State rate changes	4	(3)	4
Other	1	—	(4)

Income tax benefit (expense)	$60	$(236)	$(120)

The change in the valuation allowance above differs from the change between the beginning and ending deferred tax position due to a reduction of certain deferred tax assets and valuation allowance with no impact to the consolidated statements of operations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below.

	December 31,
	2015	2014
Deferred tax assets:
Goodwill	$315	$251
Investment in partnership	—	293
Loss carryforwards	4,247	3,595
Other intangibles	211	112
Accrued and other	227	172

Total gross deferred tax assets	5,000	4,423
Less: valuation allowance	(3,186)	(3,149)

Deferred tax assets	$1,814	$1,274

Deferred tax liabilities:
Indefinite life intangibles	$(1,582)	$(1,428)
Property, plant and equipment	(1,822)	(1,247)
Indirect corporate subsidiaries:
Indefinite life intangibles	—	(122)
Other	—	(125)

Deferred tax liabilities	(3,404)	(2,922)

Net deferred tax liabilities	$(1,590)	$(1,648)

Net deferred tax liabilities included approximately $28 million and $234 million at December 31, 2015 and 2014, respectively, relating to certain indirect subsidiaries that file separate income tax returns.  The decrease in net deferred tax liabilities relating to certain indirect subsidiaries is a result of Charter Holdco’s indirect subsidiaries that are corporations joining the Charter consolidated group as noted above in connection with the Election.  Following the Election, the remaining indirect subsidiary deferred tax balances represent only certain state jurisdictions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  Due to the Company’s history of losses, valuation allowances have been established except for future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized.  Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  The amount of the deferred tax assets considered realizable and, therefore, reflected in the consolidated balance sheet, would be increased at such time that it is more-likely-than-not future taxable income will be realized during the carryforward period.  The Company periodically evaluates the facts and

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

circumstances surrounding this assessment and, at the time this consideration is met, an adjustment to reverse some portion of the existing valuation allowance would result.

As of December 31, 2015, Charter had approximately $11.3 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $4.0 billion.  Federal tax net operating loss carryforwards expire in the years 2020 through 2035; with $560 million expiring through 2023, $5.7 billion expiring between 2024 and 2028, and $5.0 billion expiring thereafter. These losses resulted from the operations of Charter Holdco and its subsidiaries.  In addition, as of December 31, 2015, Charter had state tax net operating loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $365 million.  State tax net operating loss carryforwards generally expire in the years 2016 through 2035.  Included in the loss carryforwards is $222 million of loss, the tax benefit of which will be recorded through equity when realized as a reduction of income tax payable.

On May 1, 2013, Liberty Media Corporation (“Liberty Media”) completed its purchase of a 27% beneficial interest in Charter. Upon closing, Charter experienced a second “ownership change” as defined in Section 382 of the Internal Revenue Code resulting in a second set of limitations on Charter’s use of its existing federal and state net operating losses, capital losses, and tax credit carryforwards. The first ownership change limitations that applied as a result of our emergence from bankruptcy in 2009 will also continue to apply.  As of December 31, 2015, $9.1 billion of federal tax loss carryforwards are unrestricted and available for Charter’s immediate use, while approximately $2.2 billion of federal tax loss carryforwards are still subject to Section 382 and other restrictions. Pursuant to these restrictions, Charter estimates that approximately $400 million in 2016 and an additional $226 million annually over each of the next eight years of federal tax loss carryforwards should become unrestricted and available for Charter's use.  Since the limitation amounts accumulate for future use to the extent they are not utilized in any given year, Charter believes its loss carryforwards should become fully available to offset future taxable income, if any.  Charter’s state loss carryforwards are subject to similar, but varying limitations on their future use.  If the Company was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.

In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination.  The Company has recorded unrecognized tax benefits totaling approximately $5 million as of December 31, 2015, presented net of deferred taxes.  The Company did not have any unrecognized tax benefits as of December 31, 2014.  The Company does not currently anticipate that its existing reserves related to uncertain income tax positions as of December 31, 2015 will significantly increase or decrease during the twelve-month period ending December 31, 2016; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.

No tax years for Charter or Charter Holdco, for income tax purposes, are currently under examination by the IRS.  Tax years ending 2012 through 2015 remain subject to examination and assessment.  Years prior to 2012 remain open solely for purposes of examination of Charter’s loss and credit carryforwards.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

17.Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved or, in the case of the management arrangements, subsidiaries that are debt issuers that pay certain of their parent companies for services.

Charter is a party to management arrangements with Charter Holdco and certain of its subsidiaries.  Under these agreements, Charter and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries.  Costs associated with providing these services are charged directly to the Company’s operating subsidiaries.  All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee.  These costs are recorded as a component of operating costs and expenses, in the accompanying consolidated financial statements.  The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2015, 2014, and 2013.

Equity Investments

On May 1, 2015, the Company acquired a 35% equity interest in ActiveVideo Networks ("AVN") for $55 million in cash representing the initial investment, a capital call and associated transaction fees.  AVN is the developer of CloudTV, a cloud-based software platform enabling service providers, content aggregators, and consumer electronic manufacturers to deploy new services by virtualizing consumer premise equipment functions in the cloud.  AVN’s software platform is one of the key technologies enabling the development and deployment of the Company’s cloud-based user interface, Spectrum Guide®.  The Company applies the equity method of accounting to this investment which is recorded in other noncurrent assets in the consolidated balance sheet as of December 31, 2015.  For the year ended December 31, 2015, the Company recorded equity losses for AVN and other investments of $7 million in other expense, net.  The Company has agreements with AVN and other equity investments pursuant to which the Company made related party transaction payments to investees totaling approximately $28 million during the year ended December 31, 2015.

Liberty Broadband

On May 23, 2015, in connection with the execution of the Merger Agreement and the amendment of the Contribution Agreement, Charter entered into the Amended and Restated Stockholders Agreement with Liberty Broadband, A/N and New Charter (the “Stockholders Agreement”). The Stockholders Agreement replaced Charter’s existing stockholders agreement with Liberty Broadband, dated September 29, 2014, and superseded the amended and restated stockholders agreement among Charter, New Charter, Liberty Broadband and A/N, dated March 31, 2015.  Charter’s existing stockholders agreement with Liberty Broadband (as amended by an investment agreement between Liberty Broadband, Charter and New Charter, dated as of May 23, 2015) will remain in effect until the closing of the TWC Transaction or the Bright House Transaction, whichever occurs earlier, and, in the event the Stockholders Agreement is terminated, will revive and continue in full force and effect.  Certain provisions of the Stockholders Agreement became effective upon its execution. See Note 3 for additional information.

Under the terms of the Stockholders Agreement, the number of New Charter directors will be fixed at 13, and will include New Charter’s chief executive officer. Upon the closing of the Bright House Transaction, two designees selected by A/N

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

and three designees selected by Liberty Broadband will become members of the board of directors of New Charter. The remaining eight directors (other than the chief executive officer, who is expected to become chairman of the board) will be independent directors selected by the nominating committee of the New Charter board by the approval of both a majority of the nominating committee and a majority of the directors that were not appointed by either A/N or Liberty Broadband. Thereafter, Liberty Broadband will be entitled to designate three nominees to be elected as directors and A/N will be entitled to designate two nominees to be elected as directors, in each case provided that each maintains certain specified voting or equity ownership thresholds, provided that each nominee must meet any applicable requirements or qualifications. Each of A/N and Liberty Broadband will be entitled to nominate at least one director to each of the committees of the Charter board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the nominating and compensation committees will have at least a majority of directors independent from A/N, Liberty Broadband and New Charter (referred to as the “unaffiliated directors”). The nominating committee will be comprised of three unaffiliated directors, and one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also will have certain other committee designation and other governance rights.  Mr. Thomas Rutledge, the Company's Chief Executive Officer ("CEO"), will be offered the positions of CEO and chairman of New Charter.

The Company is aware that Dr. Malone may be deemed to have a 36.8% voting interest in Liberty Interactive and is Chairman of the board of directors, an executive officer position, of Liberty Interactive.  Liberty Interactive owns 38.0% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN.  Liberty Interactive wholly owns QVC, Inc (“QVC”).  The Company has programming relationships with HSN and QVC which pre-date the Liberty Media Transaction.  For the years ended December 31, 2015 and 2014 and nine months ended December 31, 2013, the Company recorded payments in aggregate of approximately $17 million, $14 million and $10 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in Charter's footprint.

Dr. Malone also serves on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 4.8% in the aggregate of the common stock of Discovery and has a 28.7% voting interest in Discovery for the election of directors.  In addition, Dr. Malone owns approximately 10.8% in the aggregate of the common stock of Starz and has 47.2% of the voting power.  Mr. Gregory Maffei, a member of Charter's board of directors, is a non-executive Chairman of the board of Starz.  The Company purchases programming from both Discovery and Starz pursuant to agreements entered into prior to Dr. Malone and Mr. Maffei joining Charter's board of directors.  Based on publicly available information, the Company does not believe that either Discovery or Starz would currently be considered related parties.  The amounts paid in aggregate to Discovery and Starz represent less than 3% of total operating costs and expenses for the years ended December 31, 2015 and 2014 and nine months ended December 31, 2013.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

18.Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2015 for its contractual obligations.

	Total	2016	2017	2018	2019	2020	Thereafter

Contractual Obligations
Operating Lease Obligations (1)	$183	$51	$46	$32	$23	12	$19
Programming Minimum Commitments (2)	545	265	239	13	14	11	3
Other (3)	435	397	19	10	3	2	4

Total	$1,163	$713	$304	$55	$40	$25	$26

(1)  The Company leases certain facilities and equipment under non-cancelable operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2015, 2014 and 2013 were $49 million, $43 million, $34 million, respectively.

(2)  The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the accompanying statement of operations were $2.7 billion, $2.5 billion and $2.1 billion for the years ended December 31, 2015, 2014, and 2013 respectively.  Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(3)  “Other” represents other guaranteed minimum commitments, which consist primarily of commitments to the Company's customer premise equipment vendors.

The following items are not included in the contractual obligation table due to various factors discussed below.  However, the Company incurs these costs as part of its operations:

∠

The Company rents utility poles used in its operations.  Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur.  Rent expense incurred for pole rental attachments for the years ended December 31, 2015, 2014, and 2013 was $53 million, $49 million, and $49 million, respectively.

∠

The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  The Company also pays other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

accompanying statement of operations were $212 million, $208 million, and $190 million for the years ended December 31, 2015, 2014, and 2013 respectively.

∠	The Company also has $67 million in letters of credit, primarily to its various worker’s compensation, property and casualty, and general liability carriers, as collateral for reimbursement of claims.

Litigation

In 2014, following an announcement by Comcast and TWC of their intent to merge,  Breffni Barrett and others filed suit in the Supreme Court of the State of New York for the County of New York against Comcast, TWC and their respective officers and directors.  Later five similar class actions were consolidated with this matter (the “NY Actions”). The NY Actions were settled in July 2014, however, such settlement was terminated following the termination of the Comcast and TWC merger in April 2015.  In May 2015, Charter and TWC announced their intent to merge.  Subsequently, the parties in the NY Actions filed a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), removing Comcast and Tango Acquisition Sub, Inc. as defendants and naming TWC, the members of the TWC board of directors, Charter and the merger subsidiaries as defendants. The Second Amended Complaint generally alleges, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint sought, among other relief, injunctive relief enjoining the stockholder vote on the mergers, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and attorneys’ fees.

In September 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, the defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, consummation of the transactions between TWC and Charter, and must be approved by the New York Supreme Court. In the event that the New York Supreme Court does not approve the settlement, the defendants intend to vigorously defend against any further litigation.

In August 2015, a purported stockholder of Charter filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015 (collectively, the “Transactions”). The lawsuit names as defendants Liberty Broadband, Charter, the board of directors of Charter, and New Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions.  Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter. In return, the plaintiff agreed its disclosure claims

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

were moot and withdrew its application to enjoin the Charter stockholder vote on the Transactions. Charter has not yet responded to this suit but intends to deny any liability, believes that it has substantial defenses, and intends to vigorously defend this suit.

The Montana Department of Revenue ("Montana DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%.  Historically, Bresnan's cable and telephone operations have been taxed separately by the Montana DOR.  In 2010, the Montana DOR assessed Bresnan as a single telephone business and retroactively assessed it as such for 2007 through 2009.  Bresnan filed a declaratory judgment action against the Montana DOR in Montana State Court challenging its property tax classifications for 2007 through 2010.  The Montana State Court issued decisions in favor of Bresnan.  The Montana DOR filed a notice of appeal to the Montana Supreme Court on September 20, 2012.  On December 2, 2013, the Montana Supreme Court reversed the trial court’s decision.  On June 19, 2014, the parties settled this dispute.  For tax years 2007 through 2009, Charter reduced Bresnan acquisition liabilities by approximately $8 million with the offset to goodwill in 2014, and operating expenses were reduced by approximately $3 million for post-acquisition tax years.

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

Regulation in the Cable Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments.  The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.  Future legislative and regulatory changes could adversely affect the Company’s operations.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

19.Employee Benefit Plan

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan.  Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.  Each payroll period, the Company will contribute to the 401(k) Plan the total amount of the salary contribution the employee elects to defer between 1% and 50%.  The Company’s matching contribution is discretionary and is equal to 50% of the amount of the salary reduction the participant elects to defer (up to 6% of the participant’s eligible compensation), excluding any catch-up contributions and is paid by the Company on a per pay period basis.  The Company made contributions to the 401(k) plan totaling $23 million, $19 million and $16 million for the years ended December 31, 2015, 2014 and 2013, respectively.

20.Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 will be effective, reflecting the one-year deferral, for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and selecting the method of transition to the new standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires the cost of issuing debt to no longer be recorded as a separate asset but rather to be presented on the balance sheet as a direct reduction to the carrying value of the related debt liability, similar to the presentation of debt discounts.  ASU 2015-03 will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company) including retrospective conforming presentation of prior periods presented.  Early adoption of the standard is permitted. The Company early adopted ASU 2015-03 on December 31, 2015.  The adoption of this standard resulted in a reclassification of deferred financing costs which caused a $136 million reduction to both other noncurrent assets and long-term debt on the consolidated balance sheet as of December 31, 2014; but it had no effect on the Company’s results of operations, financial condition or cash flows.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract.  The cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if customer has contractual right to take possession of the software during the hosting period without significant

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

penalty and it is feasible to either run the software on customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. ASU 2015-05 will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company).  Early adoption of the standard is permitted.  The Company is currently in the process of evaluating the impact that the adoption of ASU 2015-05 will have on its consolidated financial statements.  This new accounting standard is not anticipated to have a material impact on the Company's financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annuals periods beginning after December 15, 2016 (January 1, 2017 for the Company) and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The Company early adopted this standard retrospectively on December 31, 2015. The adoption of this standard resulted in a reclassification of current deferred tax assets which caused a $26 million reduction to both prepaid expenses and other current assets and deferred income taxes on the Company’s balance sheet for the year ended December 31, 2014; but had no effect on the Company’s results of operations, financial condition or cash flows.

21.Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented on the consolidated statement of operations:

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$2,362	$2,430	$2,450	$2,512
Income from operations	$249	$269	$273	$323
Net income (loss)	$(81)	$(122)	$54	$(122)

Earnings (loss) per common share:
Basic	$(0.73)	$(1.09)	$0.48	$(1.09)
Diluted	$(0.73)	$(1.09)	$0.48	(1.09)

Weighted average common share outstanding:
Basic	111,655,617	111,783,504	111,928,113	112,106,255
Diluted	111,655,617	111,783,504	113,339,885	112,106,255

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

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

22.     Consolidating Schedules

The accompanying consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Affiliates Whose Securities Collateralize an Issue Registered or Being Registered. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

The Safari Escrow Entities column consists of CCOH Safari, CCO Safari II and CCO Safari III.  CCOH Safari issued the 2026 Notes and issued the CCOH Safari notes that were repaid in April 2015 upon receiving the Termination Notice of the Comcast Transactions.  CCO Safari II and CCO Safari III issued the CCO Safari II notes and the CCO Safari III credit facilities, respectively.

The CCO Holdings notes are obligations of CCO Holdings.  However, the CCO Holdings notes are also jointly, severally, fully and unconditionally guaranteed on an unsecured senior basis by Charter.

The Charter Operating and Restricted Subsidiaries column is presented as a requirement pursuant to the terms of the Credit Agreement.  The Unrestricted Subsidiary column consists of CCO Safari which is a Non-Recourse Subsidiary under the Credit Agreement and that held the Term G Loans. The Term G Loans were also repaid in April 2015 upon receiving the Termination Notice of the Comcast Transactions.  See Note 8 for additional information.

On December 31, 2015, the CCV III, LLC preferred interest held by CCH I, LLC was canceled.

Consolidating financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 follow.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Balance Sheet
As of December 31, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$—	$—	$5	$—	$—	$5
Accounts receivable, net	8	7	—	—	264	—	—	279
Receivables from related party	51	297	—	14	—	—	(362)	—
Prepaid expenses and other current assets	—	6	—	—	55	—	—	61
Total current assets	59	310	—	14	324	—	(362)	345

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	22,264	—	—	—	—	22,264

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	28	—	—	8,317	—	—	8,345
Franchises	—	—	—	—	6,006	—	—	6,006
Customer relationships, net	—	—	—	—	856	—	—	856
Goodwill	—	—	—	—	1,168	—	—	1,168
Total investment in cable properties, net	—	28	—	—	16,347	—	—	16,375

INVESTMENT IN SUBSIDIARIES	1,468	816	—	11,303	—	—	(13,587)	—
LOANS RECEIVABLE – RELATED PARTY	—	333	—	613	563	—	(1,509)	—
OTHER NONCURRENT ASSETS	—	216	—	—	116	—	—	332

Total assets	$1,527	$1,703	$22,264	$11,930	$17,350	$—	$(15,458)	$39,316

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$203	$282	$165	$1,311	$—	$—	$1,972
Payables to related party	—	—	17	—	345	—	(362)	—
Total current liabilities	11	203	299	165	1,656	—	(362)	1,972

LONG-TERM DEBT	—	—	21,778	10,443	3,502	—	—	35,723
LOANS PAYABLE – RELATED PARTY	—	—	693	—	816	—	(1,509)	—
DEFERRED INCOME TAXES	1,562	—	—	—	28	—	—	1,590
OTHER LONG-TERM LIABILITIES	—	32	—	—	45	—	—	77

SHAREHOLDERS'/MEMBER'S EQUITY (DEFICIT)	(46)	1,468	(506)	1,322	11,303	—	(13,587)	(46)

Total liabilities and shareholders’/member’s equity (deficit)	$1,527	$1,703	$22,264	$11,930	$17,350	$—	$(15,458)	$39,316

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Balance Sheet
As of December 31, 2014

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3	$—	$—	$—	$—	$—	$—	$3
Accounts receivable, net	4	6	—	—	275	—	—	285
Receivables from related party	55	221	—	11	—	—	(287)	—
Prepaid expenses and other current assets	—	10	—	—	47	—	—	57
Total current assets	62	237	—	11	322	—	(287)	345

RESTRICTED CASH AND CASH EQUIVALENTS	—	—	3,597	—	—	3,514	—	7,111

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	29	—	—	8,344	—	—	8,373
Franchises	—	—	—	—	6,006	—	—	6,006
Customer relationships, net	—	—	—	—	1,105	—	—	1,105
Goodwill	—	—	—	—	1,168	—	—	1,168
Total investment in cable properties, net	—	29	—	—	16,623	—	—	16,652

CC VIII PREFERRED INTEREST	—	436	—	—	—	—	(436)	—
INVESTMENT IN SUBSIDIARIES	1,509	482	—	10,331	27	—	(12,349)	—
LOANS RECEIVABLE – RELATED PARTY	—	326	—	584	—	—	(910)	—
OTHER NONCURRENT ASSETS	—	166	1	—	113	—	—	280

Total assets	$1,571	$1,676	$3,598	$10,926	$17,085	$3,514	$(13,982)	$24,388

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$152	$18	$187	$1,259	$8	$—	$1,635
Payables to related party	—	—	—	—	287	—	(287)	—
Total current liabilities	11	152	18	187	1,546	8	(287)	1,635

LONG-TERM DEBT	—	—	3,498	10,227	3,683	3,479	—	20,887
LOANS PAYABLE – RELATED PARTY	—	—	112	—	798	—	(910)	—
DEFERRED INCOME TAXES	1,414	—	—	—	234	—	—	1,648
OTHER LONG-TERM LIABILITIES	—	15	—	—	57	—	—	72

Shareholders’/Member’s equity	146	1,509	(30)	512	10,331	27	(12,349)	146
Non-controlling interest	—	—	—	—	436	—	(436)	—
Total shareholders’/member’s equity	146	1,509	(30)	512	10,767	27	(12,785)	146

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Total liabilities and shareholders’/member’s equity	$1,571	$1,676	$3,598	$10,926	$17,085	$3,514	$(13,982)	$24,388

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Operations
For the year ended December 31, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$25	$299	$—	$—	$9,754	$—	$(324)	$9,754

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	25	299	—	—	6,426	—	(324)	6,426
Depreciation and amortization	—	—	—	—	2,125	—	—	2,125
Other operating expenses, net	—	—	—	—	89	—	—	89

	25	299	—	—	8,640	—	(324)	8,640

Income from operations	—	—	—	—	1,114	—	—	1,114

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	8	(474)	(642)	(151)	(47)	—	(1,306)
Loss on extinguishment of debt	—	—	(2)	(123)	—	(3)	—	(128)
Loss on derivative instruments, net	—	—	—	—	(4)	—	—	(4)
Other expense, net	—	(7)	—	—	—	—	—	(7)
Equity in income (loss) of subsidiaries	(121)	(168)	—	1,073	(50)	—	(734)	—

	(121)	(167)	(476)	308	(205)	(50)	(734)	(1,445)

Income (loss) before income taxes	(121)	(167)	(476)	308	909	(50)	(734)	(331)

INCOME TAX BENEFIT (EXPENSE)	(150)	—	—	—	210	—	—	60

Consolidated net income (loss)	(271)	(167)	(476)	308	1,119	(50)	(734)	(271)

Less: Net (income) loss – non-controlling interest	—	46	—	—	(46)	—	—	—

Net income (loss)	$(271)	$(121)	$(476)	$308	$1,073	$(50)	$(734)	$(271)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Operations
For the year ended December 31, 2014

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$22	$235	$—	$—	$9,108	$—	$(257)	$9,108

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	22	235	—	—	5,973	—	(257)	5,973
Depreciation and amortization	—	—	—	—	2,102	—	—	2,102
Other operating expenses, net	—	—	—	—	62	—	—	62

	22	235	—	—	8,137	—	(257)	8,137

Income from operations	—	—	—	—	971	—	—	971

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	8	(30)	(679)	(165)	(45)	—	(911)
Loss on derivative instruments, net	—	—	—	—	(7)	—	—	(7)
Equity in income (loss) of subsidiaries	40	(12)	—	697	(45)	—	(680)	—

	40	(4)	(30)	18	(217)	(45)	(680)	(918)

Income (loss) before income taxes	40	(4)	(30)	18	754	(45)	(680)	53

INCOME TAX EXPENSE	(223)	—	—	—	(13)	—	—	(236)

Consolidated net income (loss)	(183)	(4)	(30)	18	741	(45)	(680)	(183)

Less: Net (income) loss – non-controlling interest	—	44	—	—	(44)	—	—	—

Net income (loss)	$(183)	$40	$(30)	$18	$697	$(45)	$(680)	$(183)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Operations
For the year ended December 31, 2013

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

REVENUES	$22	$188	$—	$—	$8,155	$—	$(210)	$8,155

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	22	188	—	—	5,345	—	(210)	5,345
Depreciation and amortization	—	—	—	—	1,854	—	—	1,854
Other operating expenses, net	—	—	—	—	47	—	—	47

	22	188	—	—	7,246	—	(210)	7,246

Income from operations	—	—	—	—	909	—	—	909

OTHER INCOME AND (EXPENSES):
Interest expense, net	—	8	—	(681)	(173)	—	—	(846)
Loss on extinguishment of debt	—	—	—	(65)	(58)	—	—	(123)
Gain on derivative instruments, net	—	—	—	—	11	—	—	11
Equity in income (loss) of subsidiaries	(75)	(114)	—	632	—	—	(443)	—

	(75)	(106)	—	(114)	(220)	—	(443)	(958)

Income (loss) before income taxes	(75)	(106)	—	(114)	689	—	(443)	(49)

INCOME TAX EXPENSE	(108)	(1)	—	—	(11)	—	—	(120)

Consolidated net income (loss)	(183)	(107)	—	(114)	678	—	(443)	(169)

Less: Net (income) loss – non-controlling interest	14	32	—	—	(46)	—	—	—

Net income (loss)	$(169)	$(75)	$—	$(114)	$632	$—	$(443)	$(169)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(271)	$(167)	$(476)	$308	$1,119	$(50)	$(734)	$(271)
Net impact of interest rate derivative instruments, net of tax	9	9	9	9	9	—	(36)	9

Comprehensive income (loss)	$(262)	$(158)	$(467)	$317	$1,128	$(50)	$(770)	$(262)

Charter Communications, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2014

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(183)	$(4)	$(30)	$18	$741	$(45)	$(680)	$(183)
Net impact of interest rate derivative instruments, net of tax	19	19	19	19	19	—	(76)	19

Comprehensive income (loss)	$(164)	$15	$(11)	$37	$760	$(45)	$(756)	$(164)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Comprehensive Income (Loss)
For the year ended December 31, 2013

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

Consolidated net income (loss)	$(183)	$(107)	$—	$(114)	$678	$—	$(443)	$(169)
Net impact of interest rate derivative instruments, net of tax	34	34	—	34	34	—	(102)	34

Comprehensive income (loss)	$(149)	$(73)	$—	$(80)	$712	$—	$(545)	$(135)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2015

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(271)	$(167)	$(476)	$308	$1,119	$(50)	$(734)	$(271)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	2,125	—	—	2,125
Noncash interest expense	—	—	—	16	12	—	—	28
Loss on extinguishment of debt	—	—	2	123	—	3	—	128
Loss on derivative instruments, net	—	—	—	—	4	—	—	4
Deferred income taxes	149	—	—	—	(214)	—	—	(65)
Equity in (income) losses of subsidiaries	121	168	—	(1,073)	50	—	734	—
Other, net	—	7	—	—	82	—	—	89
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(4)	(1)	—	—	10	—	—	5
Prepaid expenses and other assets	—	2	—	—	(5)	—	—	(3)
Accounts payable, accrued liabilities and other	—	68	265	(23)	17	(8)	—	319
Receivables from and payables to related party	4	(82)	17	(14)	75	—	—	—

Net cash flows from operating activities	(1)	(5)	(192)	(663)	3,275	(55)	—	2,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,840)	—	—	(1,840)
Change in accrued expenses related to capital expenditures	—	—	—	—	28	—	—	28
Contribution to subsidiary	(20)	(90)	—	(46)	(24)	—	180	—
Distributions from subsidiary	26	376	—	715	—	—	(1,117)	—
Change in restricted cash and cash equivalents	—	—	(18,667)	—	—	3,514	—	(15,153)
Other, net	—	(55)	—	—	(12)	—	—	(67)

Net cash flows from investing activities	6	231	(18,667)	669	(1,848)	3,514	(937)	(17,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	21,790	2,700	1,555	—	—	26,045
Repayments of long-term debt	—	—	(3,500)	(2,598)	(1,745)	(3,483)	—	(11,326)
Borrowings (payments) loans payable - related parties	—	—	581	(18)	(563)	—	—	—
Payment for debt issuance costs	—	—	(12)	(24)	—	—	—	(36)
Purchase of treasury stock	(38)	—	—	—	—	—	—	(38)
Proceeds from exercise of options	30	—	—	—	—	—	—	30
Contributions from parent	—	95	—	15	46	24	(180)	—
Distributions to parent	—	(321)	—	(81)	(715)	—	1,117	—

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Other, net	—	—	—	—	—	—	—	—

Net cash flows from financing activities	(8)	(226)	18,859	(6)	(1,422)	(3,459)	937	14,675

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3)	—	—	—	5	—	—	2
CASH AND CASH EQUIVALENTS, beginning of period	3	—	—	—	—	—	—	3

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$—	$5	$—	$—	$5

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2014

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(183)	$(4)	$(30)	$18	$741	$(45)	$(680)	$(183)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	2,102	—	—	2,102
Noncash interest expense	—	—	—	25	12	—	—	37
Loss on derivative instruments, net	—	—	—	—	7	—	—	7
Deferred income taxes	223	—	—	—	10	—	—	233
Equity in (income) losses of subsidiaries	(40)	12	—	(697)	45	—	680	—
Other, net	—	(2)	—	—	67	—	—	65
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	—	(2)	—	—	(49)	—	—	(51)
Prepaid expenses and other assets	—	(1)	—	—	(8)	—	—	(9)
Accounts payable, accrued liabilities and other	—	41	18	—	91	8	—	158
Receivables from and payables to related party	—	(57)	—	(11)	68	—	—	—

Net cash flows from operating activities	—	(13)	(12)	(665)	3,086	(37)	—	2,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(2,221)	—	—	(2,221)
Change in accrued expenses related to capital expenditures	—	—	—	—	33	—	—	33
Sales of cable systems, net	—	—	—	—	11	—	—	11
Contribution to subsidiary	(106)	(600)	—	(100)	(71)	—	877	—
Distributions from subsidiary	5	30	—	1,132	—	—	(1,167)	—
Change in restricted cash and cash equivalents	—	—	(3,598)	—	—	(3,513)	—	(7,111)
Other, net	—	(5)	—	—	(11)	—	—	(16)

Net cash flows from investing activities	(101)	(575)	(3,598)	1,032	(2,259)	(3,513)	(290)	(9,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	3,500	—	1,823	3,483	—	8,806
Repayments of long-term debt	—	—	—	(350)	(1,630)	—	—	(1,980)
Borrowings (payments) loans payable - related parties	—	—	112	(112)	—	—	—	—
Payment for debt issuance costs	—	—	(2)	—	—	(4)	—	(6)
Purchase of treasury stock	(19)	—	—	—	—	—	—	(19)
Proceeds from exercise of options and warrants	123	—	—	—	—	—	—	123
Contributions from parent	—	606	—	100	100	71	(877)	—
Distributions to parent	—	(30)	—	(5)	(1,132)	—	1,167	—
Other, net	—	7	—	—	(4)	—	—	3

Net cash flows from financing activities	104	583	3,610	(367)	(843)	3,550	290	6,927

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(5)	—	—	(16)	—	—	(18)
CASH AND CASH EQUIVALENTS, beginning of period	—	5	—	—	16	—	—	21

CASH AND CASH EQUIVALENTS, end of period	$3	$—	$—	$—	$—	$—	$—	$3

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

Charter Communications, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2013

	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary - CCO Safari	Eliminations	Charter Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(183)	$(107)	$—	$(114)	$678	$—	$(443)	$(169)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	—	—	1,854	—	—	1,854
Noncash interest expense	—	—	—	27	16	—	—	43
Loss on extinguishment of debt	—	—	—	65	58	—	—	123
Gain on derivative instruments, net	—	—	—	—	(11)	—	—	(11)
Deferred income taxes	105	—	—	—	7	—	—	112
Equity in (income) losses of subsidiaries	75	114	—	(632)	—	—	443	—
Other, net	—	—	—	—	82	—	—	82
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(3)	(1)	—	—	14	—	—	10
Prepaid expenses and other assets	—	1	—	—	(1)	—	—	—
Accounts payable, accrued liabilities and other	—	(3)	—	41	76	—	—	114
Receivables from and payables to related party	5	(1)	—	(10)	6	—	—	—

Net cash flows from operating activities	(1)	3	—	(623)	2,779	—	—	2,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,825)	—	—	(1,825)
Change in accrued expenses related to capital expenditures	—	—	—	—	76	—	—	76
Purchases of cable systems, net	—	—	—	—	(676)	—	—	(676)
Contribution to subsidiary	(89)	(534)	—	(1,022)	—	—	1,645	—
Distributions from subsidiary	—	6	—	630	—	—	(636)	—
Other, net	—	1	—	—	(19)	—	—	(18)

Net cash flows from investing activities	(89)	(527)	—	(392)	(2,444)	—	1,009	(2,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	2,000	4,782	—	—	6,782
Repayments of long-term debt	—	—	—	(955)	(5,565)	—	—	(6,520)
Borrowings (payments) loans payable - related parties	—	—	—	(93)	93	—	—	—
Payment for debt issuance costs	—	—	—	(25)	(25)	—	—	(50)
Purchase of treasury stock	(15)	—	—	—	—	—	—	(15)
Proceeds from exercise of options and warrants	104	—	—	—	—	—	—	104
Contributions from parent	—	534	—	89	1,022	—	(1,645)	—
Distributions to parent	—	(5)	—	(1)	(630)	—	636	—
Other, net	—	—	—	—	(2)	—	—	(2)

Net cash flows from financing activities	89	529	—	1,015	(325)	—	(1,009)	299

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	5	—	—	10	—	—	14
CASH AND CASH EQUIVALENTS, beginning of period	1	—	—	—	6	—	—	7

CASH AND CASH EQUIVALENTS, end of period	$—	$5	$—	$—	$16	$—	$—	$21

23.    Subsequent Events

In February 2016, the Company's subsidiary, CCO Holdings, announced an offering of $1.7 billion aggregate principal amount of 5.875% senior notes due 2024. The Company expects to close that offering in February 2016 and the net proceeds will be used to (i) repurchase or redeem certain of CCO Holdings’ 7.000% senior notes due 2019 and 7.375% senior notes due 2020 and pay related fees and expenses and (ii) for general corporate purposes including, for example, to fund a portion of the incremental cash proceeds to TWC stockholders if they were to elect $115 per share in cash rather than $100 per share. Any redemption or repurchase of notes would not take place until after such cash elections were determined. See Note 3.

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: February 12, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: February 12, 2016	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 12, 2016
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	February 12, 2016
Gregory B. Maffei	and President

/s/Christopher W. Shean	Chief Financial Officer	February 12, 2016
Christopher W. Shean	(Principal Financial Officer and Principal Accounting Officer)

/s/J. David Wargo	Director	February 12, 2016
J. David Wargo

/s/Richard R. Green	Director	February 12, 2016
Richard R. Green

/s/John E. Welsh III	Director	February 12, 2016
John E. Welsh III

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

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

3.2

Amended and Restated Bylaws of Liberty Broadband Corporation (incorporated by reference to Exhibit 3.1 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713 as filed on August 13, 2015).

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

10 - Material Contracts:

10.1

Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference Annex A to Liberty Broadband Corporation’s Proxy Statement on Schedule 14A filed on April 22, 2015 (File No. 001-36713)).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

10.2

Liberty Broadband Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on November 21, 2014 (File No. 333-200436)).

10.3

Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 17, 2014 (incorporated by reference to Exhibit 10.11 to Liberty Broadband Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the Securities and Exchange Commission on August 13, 2015 (File No. 001-36713).

10.4

Charter Stockholders Agreement, dated as of March 19, 2013, by and between Charter Communications, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013 (File No. 001-35707)).

10.5

Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC, Liberty Broadband Corporation and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.1 to CCH I, LLC’s Registration Statement on Form S-4 (File No. 333-205240), filed with the Securities and Exchange Commission on June 26, 2015).

10.6

Form of Proxy and Right of First Refusal Agreement by and among Liberty Broadband Corporation, Advance/Newhouse Partnership and, for the limited purposes set forth therein, Charter Communications, Inc. and CCH I, LLC (incorporated by reference to Exhibit 10.9 to the Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713), filed with the Securities and Exchange Commission on May 29, 2015 (the “May 29, 2015 8-K”)).

10.7	Investment Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the May 29, 2015 8-K).

10.8	Voting Agreement, dated May 23, 2015, by and between Time Warner Cable Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the May 29, 2015 8-K).

10.9

Contribution Agreement, dated May 23, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Charter Communications, Inc., CCH I, LLC and Nina Corporation I, Inc. (incorporated by reference to Exhibit 10.3 to the May 29, 2015 8-K).

10.10

Proxy and Right of First Refusal Agreement, dated as of May 23, 2015, by and between Liberty Broadband Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.4 to the May 29, 2015 8-K).

10.11

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, JANA Nirvana Master Fund, L.P., JANA Master Fund, Ltd. and Coatue Offshore Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to the May 29, 2015 8-K).

10.12	Amended and Restated Investment Agreement, dated May 29, 2015, by and between Liberty Broadband Corporation and Quantum Partners LP (incorporated by reference to Exhibit 10.6 to the May 29, 2015 8-K).

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

10.13

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Soroban Master Fund LP and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.7 to the May 29, 2015 8-K).

10.14

Amended and Restated Assignment and Assumption Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the May 29, 2015 8-K).

10.15	Tax Sharing Agreement, dated as of November 4, 2014, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the 8-K).

10.16	Services Agreement, dated as of November 4, 2014, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the 8-K).

10.17

Facilities Sharing Agreement, dated as of November 4, 2014, by and between Liberty Broadband Corporation, Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 8-K).

10.18

Form of Indemnification Agreement by and between Liberty Broadband Corporation and its executive officers/directors (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 15, 2014 (File No. 333-197619)).

10.19	Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between Liberty Broadband Corporation and Liberty Media Corporation.*

10.20

Aircraft Time Sharing Agreement, dated as of November 4, 2014, by and among Liberty Broadband Corporation, Liberty Citation, Inc. and Liberty Denver Arena, LLC (incorporated by reference to Exhibit 10.5 to the 8-K).

10.21	Form of Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015).*

10.22	Form of Restricted Stock Award Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015).*

21	Subsidiaries of Liberty Broadband Corporation.*

23.1	Consent of KPMG LLP.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

(dollars in millions, except share or per share data or where indicated)

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

*     Filed herewith.

**   Furnished herewith.