Form 10-Q
period 2016-03-31
Liberty Broadband Corp
filed 2016-05-09
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of April 30, 2016 was:

Series A common stock	26,192,159
Series B common stock	2,467,509
Series C common stock	74,708,203

Page No
LIBERTY BROADBAND CORPORATION Condensed Consolidated Balance Sheets (unaudited)	I-2
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statements Of Operations (unaudited)	I-3
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)	I-4
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statements Of Cash Flows (unaudited)	I-5
LIBERTY BROADBAND CORPORATION Condensed Consolidated Statement of Equity (unaudited)	I-6
LIBERTY BROADBAND CORPORATION Notes to Condensed Consolidated Financial Statements	I-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Item 3. Quantitative and Qualitative Disclosures about Market Risk Item 4. Controls and Procedures	I-24
I-31
I-32

Part II - Other Information
Item 1. Legal Proceedings Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits	II-1
II-2
II-3

SIGNATURE	II-4
EXHIBIT INDEX	II-5

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2016	2015
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$785,140	655,079
Trade and other receivables, net	873	2,462
Short-term marketable securities	77,685	9,014
Other current assets	3,482	11,692
Total current assets	867,180	678,247
Investments in available-for-sale securities (note 4)	484,084	439,560
Investments in affiliates, accounted for using the equity method (note 5)	2,301,210	2,372,699
Property and equipment, net	1,137	1,248
Goodwill (note 6)	6,497	6,497
Intangible assets subject to amortization, net (note 6)	11,029	11,887
Deferred income tax assets	68,021	55,368
Other assets, at cost, net of accumulated amortization	1,730	235
Total assets	$3,740,888	3,565,741
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,189	10,493
Deferred revenue	2,090	2,629
Other current liabilities	2,406	2,254
Total current liabilities	11,685	15,376
Debt (note 7)	597,729	399,703
Deferred revenue	2,611	2,443
Total liabilities	612,025	417,522
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,184,960 shares at March 31, 2016 and 26,163,206 shares at December 31, 2015	262	262
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,467,509 shares at March 31, 2016 and 2,467,547 shares at December 31, 2015	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 74,692,589 shares at March 31, 2016 and 74,643,546 shares at December 31, 2015	747	746
Additional paid-in capital	3,540,602	3,537,848
Accumulated other comprehensive earnings, net of taxes	9,035	8,905
Retained earnings (accumulated deficit)	(421,808)	(399,567)
Total equity	3,128,863	3,148,219
Commitments and contingencies (note 9)
Total liabilities and equity	$3,740,888	3,565,741

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2016	2015
	(amounts in thousands, except per share amounts)
Revenue	$3,831	13,316
Operating costs and expenses
Operating, including stock-based compensation (note 8)	668	2,489
Selling, general and administrative, including stock-based compensation (note 8)	8,806	11,916
Research and development, including stock-based compensation (note 8)	2,711	5,701
Net gain on legal settlement (note 9)	—	(60,505)
Depreciation and amortization	986	3,244
	13,171	(37,155)
Operating income (loss)	(9,340)	50,471
Other income (expense):
Interest expense	(2,441)	(1,761)
Dividend and interest income	2,189	1,036
Share of earnings (losses) of affiliates (note 5)	(70,278)	(43,050)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	45,005	(1,329)
Gain (loss) on dilution of investment in affiliate (note 5)	(1,724)	(410)
Other, net	71	(24)
Net earnings (loss) before income taxes	(36,518)	4,933
Income tax benefit (expense)	14,277	385
Net earnings (loss) attributable to Liberty Broadband shareholders	$(22,241)	5,318
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.22)	0.05
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.22)	0.05

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2016	2015
	(amounts in thousands)
Net earnings (loss)	$(22,241)	5,318
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(188)	(251)
Share of other comprehensive earnings (loss) of equity method affiliates	318	326
Other comprehensive earnings (loss), net of taxes	130	75
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$(22,111)	5,393

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2016	2015
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(22,241)	5,318
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	986	3,244
Stock-based compensation	1,622	1,355
Excess tax benefit from stock-based compensation	—	(2,001)
Share of (earnings) losses of affiliates	70,278	43,050
Realized and unrealized (gains) losses on financial instruments, net	(45,005)	1,329
(Gain) loss on dilution of investment in affiliate	1,724	410
Deferred income tax expense (benefit)	(12,732)	(22,721)
Other, net	59	(586)
Changes in operating assets and liabilities:
Current and other assets	8,302	(89,602)
Payables and other liabilities	(3,811)	75,126
Net cash provided by operating activities	(818)	14,922
Cash flows from investing activities:
Capital expended for property and equipment	(20)	(75)
Purchases of short term investments and other marketable securities	(77,685)	(3)
Sales of short term investments and other marketable securities	9,014	—
Other investing activities, net	253	—
Net cash used in investing activities	(68,438)	(78)
Cash flows from financing activities:
Cash received from rights offering	—	697,309
Borrowings of debt	200,000	30,158
Repayments of debt	—	(30,158)
Excess tax benefit from stock-based compensation	—	2,001
Other financing activities, net	(683)	4,164
Net cash provided by financing activities	199,317	703,474
Net increase in cash	130,061	718,318
Cash and cash equivalents, beginning of period	655,079	44,809
Cash and cash equivalents, end of period	$785,140	763,127

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

						Accumulated	Retained
					Additional	other	earnings
	Preferred	Common stock			paid-in	comprehensive	(accumulated)
	Stock	Series A	Series B	Series C	capital	earnings	deficit	Total equity
	(amounts in thousands)
Balance at January 1, 2016	$—	262	25	746	3,537,848	8,905	(399,567)	3,148,219
Net earnings (loss)	—	—	—	—	—	—	(22,241)	(22,241)
Other comprehensive earnings (loss)	—	—	—	—	—	130	—	130
Stock-based compensation	—	—	—	—	1,334	—	—	1,334
Issuance of common stock upon exercise of stock options	—	—	—	1	1,420	—	—	1,421
Balance at March 31, 2016	$—	262	25	747	3,540,602	9,035	(421,808)	3,128,863

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2015. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on share-based payment accounting.  The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted.  An entity that elects early adoption must adopt all of the amendments in the same period.   We are currently evaluating the impact and timing of adoption of this guidance on our consolidated financial statements.

In February 2016, the FASB issued new accounting guidance on lease accounting. This guidance requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position.  This guidance does not significantly change the previous lease guidance for how a lessee should account for a lease.  Additionally, the criteria for classifying a lease as a finance lease versus an operating lease are substantially the same as the previous guidance.  The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted.  We plan to adopt this guidance on January 1, 2019.  Companies are required to use a modified retrospective approach to adopt this guidance.  We are currently evaluating the impact of the adoption of this new guidance on our consolidated financial statements and expect it to have an impact on our consolidated balance sheets.

In May 2014, the Financial Accounting Standards Board issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company currently does not plan to early adopt this new guidance and is evaluating the effect that the updated standard will have on its revenue recognition and has not yet selected a transition method.

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

During 2015, Liberty Broadband entered into certain agreements with Charter, Liberty Interactive Corporation (“Liberty Interactive”) and Time Warner Cable in connection with certain proposed transactions among these companies. See note 5 for additional detail regarding these transactions and corresponding agreements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Among other things, pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $1.0 million and $891 thousand was reimbursable to Liberty for the three months ended March 31, 2016 and 2015, respectively.

(2) Earnings (Loss) per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. The basic and diluted EPS calculations are based on the following weighted average number of shares of outstanding common stock.

	Liberty Broadband Common Stock
	Three months	Three months
	ended	ended
	March 31, 2016	March 31, 2015
	(numbers of shares in thousands)
Basic EPS	103,279	100,359
Potentially dilutive shares (1)	389	584
Diluted EPS	103,668	100,943

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Excluded from the number of potentially dilutive shares in the table above for the three months ended March 31, 2016 are 5 thousand potential common shares because their inclusion would be antidilutive.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Assets and Liabilities Measured at Fair Value

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 2 or Level 3.

The Company’s assets and (liabilities) measured at fair value are as follows:

	March 31, 2016			December 31, 2015
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	(amounts in thousands)
Cash equivalents	$775,379	775,379	—	639,956	639,956	—
Short-term marketable securities	$77,685	77,685	—	9,014	9,014	—
Available-for-sale securities	$484,084	484,084	—	439,560	439,560	—

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2016	2015
	(amounts in thousands)
Time Warner Cable investment and financial instruments (1)(2)	$45,005	(1,329)
	$45,005	(1,329)

(1)

During the three months ended March 31, 2015 the Company had an outstanding written call option on 625,000 Time Warner Cable shares which was cash settled during June 2015 for $48.3 million. Also during the three months ended March 31, 2015 the Company had an additional outstanding written call option on 625,000 Time Warner Cable shares which was cash settled during April 2015 for $36.7 million. No written call options on Time Warner Cable shares are

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

outstanding as of March 31, 2016 or December 31, 2015. The unrealized gain during the three months ended March 31, 2016 is due to an increase in the Time Warner Cable stock price during the period.
(2)

On March 27, 2015, Liberty Broadband entered into a cashless collar agreement with a financial institution on 1.7 million Time Warner Cable shares held by the Company. The collar was originally scheduled to expire during March 2017. The Company unwound the agreement during July 2015 for $67.1 million cash paid to the counterparty. In connection with this collar agreement, the Company also entered into a revolving loan agreement with an availability of $234 million, which was terminated upon unwinding of the collar agreement during July 2015.

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

Investments in AFS securities, including our interest in Time Warner Cable which is our only Fair Value Option Security, are summarized as follows:

	March 31,	December 31,
	2016	2015
	(amounts in thousands)
Time Warner Cable	$483,917	438,912
Other equity securities	167	648
Total investments in available-for-sale securities	$484,084	439,560

Unrealized Holding Gains and Losses

As of March 31, 2016 and December 31, 2015, the gross unrealized holding gains related to investments in AFS securities were $54 thousand and $357 thousand, respectively. There were no gross unrealized holding losses related to investment in AFS securities for the periods presented.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

During May 2014, Liberty purchased 897 thousand Charter shares for approximately $124.5 million. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband exercised all of the Company’s outstanding warrants to purchase shares of Charter common stock for approximately $52 million.

As of March 31, 2016, the carrying value of Liberty Broadband’s ownership in Charter was approximately $2,301 million. The market value of Liberty Broadband’s ownership in Charter as of March 31, 2016 was approximately $5,838 million, which represented an approximate ownership of 26% of the outstanding equity of Charter as of that date.

Due to the amortization of amortizable assets and debt acquired, losses due to warrant and stock option exercises at Charter (as discussed below) and the acquisition of additional shares of Charter, the excess basis is $2,357 million as of March 31, 2016 and has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Property and equipment	$335
Customer relationships	542
Franchise fees	1,451
Trademarks	36
Goodwill	965
Debt	(120)
Deferred income tax liability	(852)
$2,357

Upon acquisition, Liberty ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the effective interest rate method. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes $22.1 million and $22.5 million, net of related taxes, for the three months ended March 31, 2016 and 2015, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

Due to dilution from Charter warrant and stock option exercises by outside investors (employees and other third parties) at prices below Liberty Broadband’s book basis per share, the Company had losses of $1.7 million and $410 thousand during the three months ended March 31, 2016 and 2015, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheet

	March 31, 2016	December 31, 2015
Current assets	$1,612	345
Property and equipment, net	8,294	8,345
Goodwill	1,168	1,168
Intangible assets, net	6,806	6,862
Other assets	22,644	22,596
Total assets	$40,524	39,316
Current liabilities	$1,925	1,972
Deferred income taxes	1,618	1,590
Long-term debt	37,124	35,723
Other liabilities	76	77
Equity	(219)	(46)
Total liabilities and shareholders’ equity	$40,524	39,316

Charter condensed consolidated statement of operations

	Three months ended
	March 31,
	2016	2015
Revenue	$2,530	2,362
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	(1,671)	(1,581)
Depreciation and amortization	(539)	(514)
Other operating expenses, net	(18)	(18)
	(2,228)	(2,113)
Operating income	302	249
Interest expense	(454)	(289)
Other income (expense), net	(8)	(6)
Income tax benefit (expense)	(28)	(35)
Net income (loss)	$(188)	(81)

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

As discussed previously, in support of the Time Warner Cable Merger, Liberty Broadband will purchase shares of stock in New Charter (the “Charter Shares”) using proceeds of $4.4 billion related to subscriptions for newly issued shares of Liberty Broadband’s Series C common stock (the “Series C Shares”), at a price per share of $56.23, which was determined based upon the fair value of Liberty Broadband’s net assets on a sum-of-the parts basis at the time the investment agreements were executed. The purchasers of the Series C Shares are Liberty Interactive through its Liberty Ventures Group and certain other third party investors, which will all invest on substantially similar terms. One of the third party investors also holds a position in Time Warner Cable and agreed to vote its Time Warner Cable shares in favor of the Time Warner Cable Merger. The Series C Share subscriptions are subject to customary closing conditions and funding will only occur in connection with the completion of the Time Warner Cable Merger. Each of Charter and Liberty Broadband obtained stockholder approval during September 2015 for the issuance of the Charter Shares and the Series C Shares, respectively, in accordance with the rules and requirements of the Nasdaq Stock Market. Liberty Broadband has the right, and may determine, to incur debt financing (subject to certain conditions) to fund a portion of the purchase price for its investment in New Charter, in which case Liberty Broadband may reduce the aggregate subscription for Series C Shares by up to 25%, with such reduction applied pro rata to all investors, including Liberty Interactive.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The Time Warner Cable Merger was approved by stockholders of both Charter and Time Warner Cable during September 2015 and was also approved by the Antitrust Division of the U.S. Department of Justice (the “DOJ”) during April 2016. The Time Warner Cable Merger is subject to regulatory approval from the California Public Utility Commission (the “California PUC”) and the Federal Communications Commission (the “FCC”) and other customary conditions to closing. The Bright House acquisition is subject to several conditions, including the completion of the Time Warner Cable Merger (subject to certain exceptions if Time Warner Cable enters into another sale transaction) and regulatory approval. The Administrative Law Judge for the California PUC proceeding entered a proposed order for approval of the Time Warner Cable Merger and the Bright House acquisition on April 12, 2016. The California PUC is scheduled to act on such proposed order at its May 12, 2016 meeting. There are no assurances as to the timing of the decision of the California PUC, that the California PUC will make a final determination of approval, or that the California PUC will not impose conditions in addition to those proposed by the Administrative Law Judge. Therefore, as these transactions are subject to certain contingencies, we have not reflected any financial impacts in the condensed consolidated financial statements related to the respective agreements as of March 31, 2016.

(6) Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2016.

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	March 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$10,823	(7,266)	3,557	10,823	(6,872)	3,951
Customer relationships	10,212	(4,417)	5,795	10,212	(4,076)	6,136
Tradename	2,838	(1,248)	1,590	2,838	(1,154)	1,684
Capitalized software	10,973	(10,886)	87	10,973	(10,857)	116
	$34,846	(23,817)	11,029	34,846	(22,959)	11,887

Effective January 1, 2015, TruePosition’s patents are amortized straight-line over three and a half years and TruePosition’s tradename and customer relationship are amortized straight-line over five and a half years. Capitalized software intangible assets are amortized over three to five years. Amortization expense was $858 thousand and $834 thousand for the three months ended March 31, 2016 and 2015, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of March 31, 2016 is as follows (amounts in thousands):

Remainder of 2016	$2,547
2017	$3,342
2018	$2,529
2019	$1,742
2020	$869

(7) Debt

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company (“BroadbandSPV”) entered into two margin loan agreements (the “2014 Margin Loan Agreements”) with each of the lenders party thereto. The 2014 Margin Loan Agreements permit BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the “2014 Margin Loans”), of which BroadbandSPV borrowed $320 million on October 31, 2014. Approximately $300 million of the amount borrowed pursuant to the 2014 Margin Loan Agreements (less certain expenses incurred in connection with the 2014 Margin Loans) was distributed to Liberty prior to the Broadband Spin-Off. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed an additional $52 million to fund the exercise of the warrants to purchase shares of Charter common stock. As of March 31, 2016, Liberty Broadband had drawn $400 million under the 2014 Margin Loan Agreements, with no additional availability. The maturity date of the 2014 Margin Loans is October 30, 2017. Borrowings under the 2014 Margin Loan Agreements bear interest at the three-month LIBOR rate plus 1.55%. Borrowings outstanding under these margin loans bore interest at a rate of 2.16% per annum at March 31, 2016. Interest is payable quarterly in arrears beginning on December 31, 2014. The 2014 Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of BroadbandSPV. The 2014 Margin Loan Agreements do not include any financial covenants. The 2014 Margin Loan Agreements also contain restrictions related to additional indebtedness. In connection with Cheetah 5’s (as defined below) execution of the 2016 Margin Loan Agreements (as defined below), the 2014 Margin Loan Agreements were amended to, among other things, permit the transactions under the 2016 Margin Loan Agreements and conform certain of the terms in the 2014 Margin Loan Agreements to the 2016 Margin Loan Agreements.

On March 21, 2016, a wholly-owned special purpose subsidiary of the Company (“Cheetah 5”), entered into two margin loan agreements (the “2016 Margin Loan Agreements”) with each of the lenders thereto. The 2016 Margin Loan Agreements permit Cheetah 5, subject to certain funding conditions, to borrow initial term loans up to an aggregate principal amount equal to $200 million and delayed draw loans (the “Draw Loans”) up to an aggregate principal amount equal to  $100 million, for an aggregate total of $300 million (collectively the “2016 Margin Loans”). Cheetah 5 has borrowed $200 million as of March 31, 2016 and had $100 million available to be drawn until March 21, 2017. The maturity date of the 2016 Margin Loans is March 21, 2018. Borrowings under the 2016 Margin Loans bear interest at the applicable LIBOR rate plus 2.10% per annum. Borrowings outstanding under these margin loans bore interest at a rate of 2.50% per annum at March 31, 2016.  Interest is payable quarterly in arrears beginning on March 31, 2016. The proceeds of the 2016 Margin Loans will be used for distribution as a dividend or a return of capital, for the purchase of margin stock and for general corporate purposes. The 2016 Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of Cheetah 5. The 2016 Margin Loan Agreements do not include any financial covenants. The 2016 Margin Loan Agreements also contain restrictions related to additional indebtedness.

BroadbandSPV’s and Cheetah 5’s obligations under the 2014 Margin Loan Agreements and 2016 Margin Loan Agreements, respectively, are guaranteed by the Company. In addition, BroadbandSPV’s obligations are secured by first

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

priority liens on a portion of the Company’s ownership interest in Charter and Cheetah 5’s obligations are secured by first priority liens on a portion of the Company’s ownership interests in Charter and Time Warner Cable, sufficient for Broadband SPV and Cheetah 5 to meet the loan to value requirements under the 2014 Margin Loan Agreements and 2016 Margin Loan Agreements, respectively. Each agreement contains language that indicates that Liberty Broadband, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of March 31, 2016, 8.2 million shares of Charter with a value of $1.7 billion and 2.4 million shares of Time Warner Cable with a value of $483.9 million were pledged as collateral pursuant to the 2014 Margin Loans and the 2016 Margin Loans.

Due to the variable rate nature of the 2014 Margin Loans and the 2016 Margin Loans, the Company believes that the carrying amount approximates fair value at March 31, 2016.

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

(8) Stock-Based Compensation

Liberty Broadband grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three months
	ended
	March 31,
	2016	2015
Operating expense	$2	—
Selling, general and administrative	1,546	1,331
Research and development	74	24
	$1,622	1,355

Liberty Broadband – Grants of Stock Options

There were no options to purchase shares of Series A or Series C common stock granted during the three months ended March 31, 2016.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2016	630	$32.36
Granted	—	$—
Exercised	(58)	$31.63
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2016	572	$32.43	2.9	$15
Exercisable at March 31, 2016	551	$32.28	2.8	$14

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2016	2,761	$41.09
Granted	—	$—
Exercised	(149)	$31.97
Forfeited/cancelled	—	$—
Outstanding at March 31, 2016	2,612	$41.61	6.3	$43
Exercisable at March 31, 2016	1,040	$32.22	2.8	$27

As of March 31, 2016, the total unrecognized compensation cost related to unvested Awards was approximately $20 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.5 years.

As of March 31, 2016, Liberty Broadband reserved 3.2 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

TruePosition Equity Incentive Plans

TruePosition did not issue any stand-alone phantom stock appreciation rights (“PARs”), stand-alone phantom stock units (“PSUs”) or Skyhook PARs during the three months ended March 31, 2016. As of March 31, 2016, the fair value of outstanding PARs and PSUs was approximately $3.9 million. As of March 31, 2016, $2.0 million (Level 3) is included in Other current liabilities in the accompanying condensed consolidated balance sheet for the fair value of TruePosition’s vested long-term incentive plan obligations.

(9) Commitments and Contingencies

Leases

TruePosition leases various properties under operating leases expiring at various times through 2018. TruePosition’s principal facility is under lease through December 2017. Including amounts due to Liberty under the facilities sharing agreement, the Company’s total rental expense was $251 thousand and $692 thousand for each of the three months ended March 31, 2016 and 2015, respectively.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Litigation

On September 10, 2010, Skyhook filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Google, Inc. (“Google”). In March 2013, Skyhook amended its lawsuit to add additional claims. In total, at the time the case was to be tried, Skyhook alleged that Google infringed on eight Skyhook patents involving location technology and sought an injunction and/or award of damages in an amount to be determined at trial. The case had been scheduled to be tried before a jury commencing March 9, 2015. However, on March 5, 2015, the parties advised the District Court that the case had been settled and thereby dismissed the action without costs and without prejudice to the right, upon good cause shown within 45 days, to reopen the action if the settlement was not consummated. On March 27, 2015, the parties consummated a final settlement agreement and on April 24, 2015, Google paid Skyhook settlement consideration of $90 million. In return for payment of the settlement consideration, Google received dismissal of the action with prejudice, a license to the existing Skyhook patents and patent applications (and their continuations, divisionals, continuations-in-part), a three-year covenant not to sue (subject to limited exceptions) and a mutual release of claims. The settlement amount of $90 million is recorded net of approximately $29.5 million for legal fees in the statement of operations for the three months ended March 31, 2015.

On May 23, 2012, TruePosition filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Polaris Wireless, Inc. (“Polaris”), related to the sale by Polaris of systems used to locate mobile devices.  In parallel with the lawsuit, at Polaris’s request, the U.S. Patent and Trademark Office initiated an Inter Partes Review.  Both the District Court and the Patent Trial and Appeal Board ruled adversely to TruePosition. On December 15, 2015, the United States Court of Appeals for the Federal Circuit confirmed the decision of the Patent Trial and Appeals Board, and dismissed the appeal of the District Court's ruling as moot. No further appeal will be taken by TruePosition. Subsequent to the adverse rulings on May 14, 2015, Polaris filed a motion in the District Court for an award of approximately $3 million in attorneys’ fees and expenses incurred in defending the lawsuit.  The matter was heard by the Court on October 16, 2015, wherein the court denied the Polaris motion.

Indemnification Claims

In the normal course of business, TruePosition provides indemnification to certain customers against specified claims that might arise against those customers from the use of TruePosition’s products. To date, TruePosition has not made any significant reimbursements to any of its customers for any losses related to these indemnification provisions. However, four such claims are currently pending. TruePosition is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although TruePosition’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily. Accordingly, no accrual was recorded related to indemnification claims as of March 31, 2016 or December 31, 2015.

Certain Risks and Concentrations

The TruePosition business is subject to certain risks and concentrations including dependence on relationships with its customers. Historically, TruePosition had one significant customer whose contract expired on December 31, 2015. The loss of this customer is expected to have a material adverse effect on TruePosition’s business unless TruePosition is able to generate significant new business to replace the financial impact of this customer. For the three months ended March 31, 2015, this customer accounted for 74% of TruePosition’s total revenue.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Off-Balance Sheet Arrangements

Liberty Broadband did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

(10) Segment Information

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

For the three months ended March 31, 2016, Liberty Broadband has identified the following consolidated subsidiary and equity method investment as its reportable segments:

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

outstanding shares of Charter, 100% of the Charter amounts are included in the schedule below and subsequently eliminated in order to reconcile the account totals to the Liberty Broadband condensed consolidated financial statements.

Performance Measures

	Three months ended March 31,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
TruePosition	$3,831	(3,970)	13,316	(2,519)
Charter	2,530,000	865,000	2,362,000	782,000
Corporate and other	—	(2,762)	—	(2,916)
	2,533,831	858,268	2,375,316	776,565
Eliminate equity method affiliate	(2,530,000)	(865,000)	(2,362,000)	(782,000)
Consolidated Liberty Broadband	$3,831	(6,732)	13,316	(5,435)

Other Information

	March 31, 2016
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
TruePosition	$49,459	—	20
Charter	40,524,000	—	429,000
Corporate and other	3,691,429	2,301,210	—
	44,264,888	2,301,210	429,020
Eliminate equity method affiliate	(40,524,000)	—	(429,000)
Consolidated Liberty Broadband	$3,740,888	2,301,210	20

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months
	ended March 31,
	2016	2015
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$(6,732)	(5,435)
Stock-based compensation	(1,622)	(1,355)
Depreciation and amortization	(986)	(3,244)
Net gain on legal settlement	—	60,505
Interest expense	(2,441)	(1,761)
Dividend and interest income	2,189	1,036
Share of earnings (loss) of affiliates	(70,278)	(43,050)
Realized and unrealized gains (losses) on financial instruments, net	45,005	(1,329)
Gain (loss) on dilution of investment in affiliate	(1,724)	(410)
Other, net	71	(24)
Earnings (loss) before income taxes	$(36,518)	4,933

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

•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

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

Risks Related to the Timer Warner Cable Merger and the Bright House Transaction

•

delays in completion of the Time Warner Cable Merger and the Bright House Transaction (each as defined in note 5 to the accompanying condensed combined financial statements and collectively, the “Transactions”);

•	the risk that a condition to completion of the Transactions may not be satisfied;
•	the risk that regulatory or other approvals that may be required for the Transactions is delayed, is not obtained or is obtained subject to material conditions that are not anticipated;
•	New Charter’s ability to achieve the synergies and value creation contemplated by the Transactions;
•	New Charter’s ability to promptly, efficiently and effectively integrate acquired operations into its own operations;
•	managing a significantly larger company than before the completion of the Transactions;
•	diversion of management time on issues related to the Transactions;
•	changes in Charter’s, Time Warner Cable’s or Bright House’s businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flows;
•	disruption in the existing business relationships of Charter, Time Warner Cable and Bright House as a result of the Transactions;
•	the increase in indebtedness as a result of the Transactions, which will increase interest expense and may decrease Charter’s operating flexibility;
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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations—Consolidated—March 31, 2016 and 2015

Consolidated operating results:

	Three months ended
	March 31,
	2016	2015
	(amounts in thousands)
Revenue	$3,831	13,316
Operating expenses, excluding stock-based compensation
Operating expense	666	2,489
Research and development	2,637	5,677
Selling, general and administrative	7,260	10,585
Adjusted OIBDA	(6,732)	(5,435)
Stock-based compensation	1,622	1,355
Net gain on legal settlement (note 10)	—	(60,505)
Depreciation and amortization	986	3,244
Operating income (loss)	$(9,340)	50,471

Revenue

Revenue decreased $9.5 million for the three months ended March 31, 2016 as compared to the same period in the prior year. The decrease in revenue from the prior period was primarily due to the loss of TruePosition’s largest customer whose contract expired on December 31, 2015. This customer accounted for 74% of TruePosition’s total revenue for the three months ended March 31, 2015.  As a result, a significant decline in TruePosition’s operating results is expected unless TruePosition is able to generate sufficient new business to replace the financial impacts of this customer.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 10 to the accompanying quarterly condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to earnings (loss) before income taxes.

Adjusted OIBDA declined $1.3 million during the three months ended March 31, 2016 as compared to the same period in the prior year. Adjusted OIBDA for the three months ended March 31, 2016 and 2015 includes $2.8 million and $2.9 million of corporate selling, general and administrative costs, respectively. The decline in TruePosition Adjusted OIBDA was due to the decline in revenue during the current period, partially offset by decreased legal expenses and the impact of cost reduction measures, including headcount reductions, in 2015.

Legal expenses decreased $1.5 million for the three months ended March 31, 2016, as compared to the same period in the prior year, primarily as a result of the settlement of Skyhook’s patent infringement lawsuit against Google during the first quarter of 2015. Legal expenses are included in selling, general and administrative expenses. Additionally, $431 thousand of lobbying expenses related to the indoor accuracy regulations proposed by the FCC were incurred during three months ended March 31, 2015. Lobbying costs decreased significantly after the first quarter of 2015 based upon rulemaking timelines, and no lobbying costs have been incurred during 2016. Lobbying expenses are also included in selling, general and administrative expenses.

Operating Income (Loss)

Operating income (loss) declined $59.8 million for the three months ended March 31, 2016 as compared to the same period in the prior year. In addition to those items discussed above impacting Adjusted OIBDA for the three months ended March 31, 2016, operating income (loss) was also impacted by an increase in stock-based compensation expense of $267 thousand for the three months ended March 31, 2016, a favorable net legal settlement of $60.5 million for the three months ended March 31, 2015 due to the settlement of Skyhook’s patent infringement lawsuit against Google during the first quarter of 2015 and a decrease in depreciation and amortization of $2.3 million for the three months ended March 31, 2016.

The slight increase in stock-based compensation of $267 thousand for the three months ended March 31, 2016, as compared to the corresponding period in the prior year, was primarily due to the vesting of additional options granted to purchase shares of Liberty Broadband Series C common stock granted during 2015. TruePosition’s stock-based compensation increased during the three month period primarily due to additional awards granted during 2015 and ongoing vesting of outstanding awards under the plans.

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

Depreciation and amortization expense decreased by $2.3 million during the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The decrease in depreciation and amortization expense is primarily due to the write-off of fixed assets during the first quarter of 2015. The assets written off were comprised of assets related to the abandonment of a product development project by TruePosition during the period.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2016	2015
	(amounts in thousands)
Other income (expense):
Interest expense	$(2,441)	(1,761)
Dividend and interest income	2,189	1,036
Share of earnings (losses) of affiliates	(70,278)	(43,050)
Realized and unrealized gains (losses) on financial instruments, net	45,005	(1,329)
Gain (loss) on dilution of investment in affiliate	(1,724)	(410)
Other, net	71	(24)
	$(27,178)	(45,538)

Interest expense

Interest expense increased $680 thousand during the three months ended March 31, 2016, as compared to the corresponding period in the prior year, primarily due to additional amounts outstanding on the 2014 Margin Loan Agreements and 2016 Margin Loan Agreements during the current period as compared to corresponding period in the prior year.

Dividend and interest income

Dividend and interest income increased $1.2 million during the three months ended March 31, 2016, as compared to the corresponding period in the prior year. Although the quarterly Time Warner Cable dividend rate remained the same as the prior year, dividend income was lower in the prior year due to contractual commitments on the Time Warner Cable shares. A larger portion of the dividends were passed through to the counterparty in the prior period, as written call option contracts on Time Warner Cable shares were outstanding during 2015.

Share of earnings (losses) of affiliates

Share of losses of affiliates increased $27.2 million during the three months ended March 31, 2016, as compared to the corresponding period in the prior year.

In May 2013, the Company acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants to purchase shares of Charter common stock, for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as-converted basis) in Charter at the time of purchase. Additionally, the Company purchased 897 thousand additional shares of Charter during May 2014 and exercised all of its outstanding warrants to purchase shares of Charter common stock during November 2014, subsequent to completion of the

Broadband Spin-Off. Upon acquisition, Liberty Broadband allocated the excess basis between the book basis of Charter and fair value of the shares acquired primarily to intangible assets and debt. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes $22.1 million and $22.5 million, net of related taxes, for the three months ended March 31, 2016 and 2015, respectively, due to the amortization related to the excess basis of assets with identifiable useful lives and debt.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended
	March 31,
	2016	2015
	(amounts in millions)
Revenue	$2,530	2,362
Operating expenses, excluding stock-based compensation	(1,665)	(1,580)
Adjusted OIBDA	865	782
Depreciation and amortization	(539)	(514)
Stock-based compensation	(24)	(19)
Operating income	302	249
Other expenses, net	(462)	(295)
Net earnings (loss) before income taxes	(160)	(46)
Income tax benefit (expense)	(28)	(35)
Net earnings (loss)	$(188)	(81)

Charter net earnings (loss) decreased $107 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year.

Charter’s revenue increased $168 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year. Revenue growth was primarily driven by increases in the number of residential Internet and triple play customers, and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases and higher advanced serves penetration. Additionally, advertising sales revenue increased $6 million during the three months ended March 31, 2016 as compared to the corresponding prior year period primarily due to an increase in political advertising during the current period.

The increase in revenue during the three months ended March 31, 2016 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation of $85 million. Depreciation and amortization increased $25 million during the three months ended March 31, 2016. Stock compensation expense increased $5 million during the three months ended March 31, 2016. Charter’s results were also impacted by an increase in other expenses, net of $167 million for the three months ended March 31, 2016. Income tax benefit (expense) improved $7 million for the three months ended March 31, 2016. The increase in operating expenses was primarily attributable to an increase in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, the introduction of new networks to Charter’s video offering and an increase in customers, partially offset by a favorable settlement with a programmer in the first quarter of 2016. Absent the favorable settlement with a programmer, programming expenses would have increased by 7% as compared to the same quarter last year. The increase in depreciation and amortization expense is primarily attributable to the depreciation on recent capital expenditures, partially offset by certain assets becoming fully depreciated. The increase in other expenses, net is primarily attributable to $171 million of interest expense that was recognized during the three months ended March 31, 2016 related to term loans and notes held in escrow during the period to fund the Comcast Transactions Agreement, Time Warner Cable Merger and the Bright House Stockholder Agreement, as defined in note 5 to the accompanying condensed combined financial statements. Income tax expense was recognized primarily through increases in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite lived for book financial reporting purposes, as well as to a lesser extent, through current federal and state income tax expense.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net improved $46.3 million for the three months ended March 31, 2016, as compared to the corresponding period in the prior year. The net realized and unrealized gain on financial instruments during the three months ended March 31, 2016 is attributable to changes in the fair value of our investment in Time Warner Cable. The net realized and unrealized loss on financial instruments for the three months ended March 31, 2015 was attributable to changes in the fair value of our investment in Time Warner Cable, partially offset by changes in the fair value of our corresponding outstanding written call options on our Time Warner Cable investment. The change in fair value of our investment in Time Warner Cable is typically directly correlated to changes in the underlying Time Warner Cable stock price. The change in fair value of our derivative instruments related to our investment in Time Warner Cable is typically inversely correlated to changes in the underlying Time Warner Cable stock price. The net realized and unrealized gain of $45.0 million during the three months ended March 31, 2016 is primarily due to gains in the fair value of our investment in Time Warner Cable, due to increases in the Time Warner Cable stock price during the period. The net realized and unrealized loss on financial instruments of $1.3 million during the three months ended March 31, 2015 is primarily attributable to a decrease in the trading price of Time Warner Cable shares during the period.

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

Other, net

Other, net during the three months ended March 31, 2016 is primarily attributable to a gain on the sale of shares of a certain TruePosition cost investment. Other, net during the three months ended March 31, 2015 is primarily attributable to tax penalties.

Income tax benefit (expense)

During the three months ended March 31, 2016, we had an income tax benefit of $14.3 million and the effective rate was approximately 39.1%. For the three months ended March 31, 2015, we had pre-tax income of $4.9 million and an income tax benefit of $385 thousand. The difference between the effective income tax rate of 39.1% and the U.S. Federal income tax rate of 35% for the three months ended March 31, 2016 is primarily due to the effect of state income taxes. For the three months ended March 31, 2015, we had additional tax benefit related to the reversal of a portion of the previously recorded valuation allowance related to TruePosition and Skyhook as a result of revised taxable income projections during the period.

Liquidity and Capital Resources

As of March 31, 2016 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries), proceeds from asset sales, monetization of our investments, debt borrowings, equity issuances, and dividend and interest receipts.

As of March 31, 2016 Liberty Broadband had a cash balance of $785.1 million. In addition, Liberty Broadband had $167 thousand of unencumbered available for sale securities.

	Three months ended March 31,
	2016	2015
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(818)	14,922
Net cash provided (used) by investing activities	$(68,438)	(78)
Net cash provided (used) by financing activities	$199,317	703,474

Prior to the loss of its significant customer on December 31, 2015, TruePosition generally collected the majority of its annual software maintenance from its customers during the first quarter of each calendar year, which is the most significant factor contributing to the cash generated from operations in the three months ended March 31, 2015.

There were no significant uses of cash during the three months ended March 31, 2015. However, the Company had net borrowings of $197.9 million during the three months ended March 31, 2016 and received net proceeds of $697.3 million from the rights offering during the three months ended March 31, 2015.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by achieving what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We anticipate achieving this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and/or (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2016, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$600	1.9%	$—	NA

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

At March 31, 2016, the fair value of our AFS equity securities was $484.1 million. Had the market price of such securities been 10% lower at March 31, 2016, the aggregate value of such securities would have been $48.4 million lower. Additionally, our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes "Legal Proceedings" under Item 3 of Part I. Other than as described below, there have been no material changes from the legal proceedings described in our Form 10-K.

Liberty Broadband and Charter - Delaware Litigation

On August 21, 2015, a purported stockholder of Charter filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, Time Warner Cable, A/N and Liberty Broadband announced by Charter on May 26, 2015 (collectively, the “Transactions”). The lawsuit is captioned Sciabacucchi v. Liberty Broadband Corp., C.A. No. 11418-VCG (the “Delaware Action”), and names as defendants Liberty Broadband, Charter, the board of directors of Charter, and New Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions. Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter and the Proxy. In return, the plaintiff agreed his disclosure claims were moot and withdrew his application to enjoin the Transactions. On April 22, 2016, the plaintiff filed an amended complaint in the action relating to the alleged breaches of fiduciary duties. The defendants in the Delaware Action believe that the complaint is without merit. Charter has not yet responded to this suit but intends to deny any liability and believes that it has substantial defenses.

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

During the three months ended March 31, 2016, 142 shares of Series A Liberty Broadband common stock and 283 shares of Series C Liberty Broadband common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Form of Amendment No. 1 to Margin Loan Agreements, dated as of March 21, 2016.*
4.2	Form of Margin Loan Agreements, dated as of March 21, 2016.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: May 9, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: May 9, 2016	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Form of Amendment No. 1 to Margin Loan Agreements, dated as of March 21, 2016.*
4.2	Form of Margin Loan Agreements, dated as of March 21, 2016.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith