Form 10-Q
period 2016-06-30
Liberty Broadband Corp
filed 2016-08-09
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of July 31, 2016 was:

Series A common stock	26,199,398
Series B common stock	2,467,509
Series C common stock	152,979,187

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2016	2015
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$256,310	655,079
Trade and other receivables, net	1,006	2,462
Short-term marketable securities	—	9,014
Other current assets	3,150	11,692
Total current assets	260,466	678,247
Investments in available-for-sale securities (note 4)	—	439,560
Investment in Charter, accounted for using the equity method (note 5)	9,230,084	2,372,699
Property and equipment, net	987	1,248
Goodwill (note 6)	6,497	6,497
Intangible assets subject to amortization, net (note 6)	10,176	11,887
Deferred income tax assets	—	55,368
Other assets, at cost, net of accumulated amortization	1,726	235
Total assets	$9,509,936	3,565,741
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,671	10,493
Deferred revenue	4,906	2,629
Other current liabilities	1,887	2,254
Total current liabilities	14,464	15,376
Debt (note 7)	598,032	399,703
Deferred income tax liabilities	475,955	—
Deferred revenue	2,635	2,443
Total liabilities	1,091,086	417,522
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,197,516 shares at June 30, 2016 and 26,163,206 shares at December 31, 2015	262	262
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,467,509 shares at June 30, 2016 and 2,467,547 shares at December 31, 2015	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 152,974,199 shares at June 30, 2016 and 74,643,546 shares at December 31, 2015	1,530	746
Additional paid-in capital	7,941,278	3,537,848
Accumulated other comprehensive earnings, net of taxes	7,409	8,905
Retained earnings (accumulated deficit)	468,346	(399,567)
Total equity	8,418,850	3,148,219
Commitments and contingencies (note 10)
Total liabilities and equity	$9,509,936	3,565,741

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(amounts in thousands, except per share amounts)
Revenue	$2,966	12,645	6,797	25,961
Operating costs and expenses
Operating, including stock-based compensation (note 9)	649	868	1,317	3,357
Selling, general and administrative, including stock-based compensation (note 9)	9,131	10,660	17,937	22,576
Research and development, including stock-based compensation (note 9)	2,945	3,675	5,656	9,376
Net gain on legal settlement (note 10)	—	—	—	(60,505)
Depreciation and amortization	978	856	1,964	4,100
	13,703	16,059	26,874	(21,096)
Operating income (loss)	(10,737)	(3,414)	(20,077)	47,057
Other income (expense):
Interest expense	(4,016)	(1,919)	(6,457)	(3,680)
Dividend and interest income	2,318	230	4,507	1,266
Share of earnings (losses) of affiliates (note 5)	621,410	(18,698)	551,132	(61,748)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	47,985	12,354	92,990	11,025
Gain (loss) on dilution of investment in affiliate (note 5)	778,129	(852)	776,405	(1,262)
Other, net	36	48	107	24
Net earnings (loss) before income taxes	1,435,125	(12,251)	1,398,607	(7,318)
Income tax benefit (expense)	(544,971)	4,442	(530,694)	4,827
Net earnings (loss) attributable to Liberty Broadband shareholders	$890,154	(7,809)	867,913	(2,491)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$6.31	(0.08)	7.10	(0.02)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$6.28	(0.08)	7.07	(0.02)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(amounts in thousands)
Net earnings (loss)	$890,154	(7,809)	867,913	(2,491)
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(33)	(119)	(221)	(370)
Share of other comprehensive earnings (loss) of equity method affiliates	246	327	564	653
Other	(1,839)	—	(1,839)	—
Other comprehensive earnings (loss), net of taxes	(1,626)	208	(1,496)	283
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$888,528	(7,601)	866,417	(2,208)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2016	2015
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$867,913	(2,491)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,964	4,100
Stock-based compensation	2,846	3,331
Excess tax benefit from stock-based compensation	—	(2,001)
Share of (earnings) losses of affiliates	(551,132)	61,748
Realized and unrealized (gains) losses on financial instruments, net	(92,990)	(11,025)
(Gain) loss on dilution of investment in affiliate	(776,405)	1,262
Deferred income tax expense (benefit)	532,239	(22,168)
Other, net	(218)	(1,208)
Changes in operating assets and liabilities:
Current and other assets	8,433	(374)
Payables and other liabilities	(352)	31,956
Net cash provided by operating activities	(7,702)	63,130
Cash flows from investing activities:
Capital expended for property and equipment	(35)	(231)
Purchases of short term investments and other marketable securities	(155,444)	—
Sales of short term investments and other marketable securities	164,458	—
Investment in equity method affiliate	(5,000,000)	—
Other investing activities, net	441	(7)
Net cash used in investing activities	(4,990,580)	(238)
Cash flows from financing activities:
Cash received from rights offering	—	697,309
Borrowings of debt	200,000	40,000
Cash received from issuance of Series C Liberty Broadband common stock	4,400,000	—
Proceeds from issuance of financial instruments	—	30,158
Payments from settlements of financial instruments	—	(115,106)
Excess tax benefit from stock-based compensation	—	2,001
Other financing activities, net	(487)	4,196
Net cash provided by financing activities	4,599,513	658,558
Net increase in cash	(398,769)	721,450
Cash and cash equivalents, beginning of period	655,079	44,809
Cash and cash equivalents, end of period	$256,310	766,259

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

						Accumulated	Retained
					Additional	other	earnings
	Preferred	Common stock			paid-in	comprehensive	(accumulated)
	Stock	Series A	Series B	Series C	capital	earnings	deficit	Total equity
	(amounts in thousands)
Balance at January 1, 2016	$—	262	25	746	3,537,848	8,905	(399,567)	3,148,219
Net earnings (loss)	—	—	—	—	—	—	867,913	867,913
Other comprehensive earnings (loss)	—	—	—	—	—	(1,496)	—	(1,496)
Stock-based compensation	—	—	—	—	2,668	—	—	2,668
Issuance of common stock upon exercise of stock options	—	—	—	1	1,618	—	—	1,619
Issuance of common stock (note 5)	—	—	—	783	4,399,217	—	—	4,400,000
Other	—	—	—	—	(73)	—	—	(73)
Balance at June 30, 2016	$—	262	25	1,530	7,941,278	7,409	468,346	8,418,850

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on share-based payment accounting.  The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted.  An entity that elects early adoption must adopt all of the amendments in the same period.  The Company plans to adopt this guidance in the third quarter of 2016 and does not expect the adoption will have a material effect on Liberty's condensed consolidated financial statements.

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

During 2015, Liberty Broadband entered into certain agreements with Charter, Liberty Interactive Corporation (“Liberty Interactive”) and Time Warner Cable in connection with certain proposed transactions among these companies, which closed during May 2016. See note 5 for additional detail regarding these transactions and corresponding agreements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Spin-Off Arrangements

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Among other things, pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $696 thousand and $265 thousand was reimbursable to Liberty for the three months ended June 30, 2016 and 2015, respectively, and $1.7 million and $1.1 million was reimbursable to Liberty for the six months ended June 30, 2016 and 2015, respectively.

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

	Liberty Broadband Common Stock
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(numbers of shares in thousands)
Basic EPS	141,174	103,001	122,227	101,689
Potentially dilutive shares (1)	605	649	497	615
Diluted EPS	141,779	103,650	122,724	102,304

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

The Company’s assets and (liabilities) measured at fair value are as follows:

	June 30, 2016			December 31, 2015
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	(amounts in thousands)
Cash equivalents	$245,592	245,592	—	639,956	639,956	—
Short-term marketable securities	$—	—	—	9,014	9,014	—
Available-for-sale securities	$—	—	—	439,560	439,560	—

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities. The carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(amounts in thousands)
Time Warner Cable investment and financial instruments (1)(2)(3)	$47,985	12,354	92,990	11,025
	$47,985	12,354	92,990	11,025

(1)

During the period ended June 30, 2015 the Company had an outstanding written call option on 625,000 Time Warner Cable shares which was cash settled during June 2015 for $48.3 million. Also during the period ended June 30, 2015 the Company had an additional outstanding written call option on 625,000 Time Warner Cable shares which was cash settled during April 2015 for $36.7 million. No written call options on Time Warner Cable shares were outstanding as of June 30, 2016 or December 31, 2015. The unrealized gain during the three and six months ended June 30, 2016 is due to an increase in the Time Warner Cable stock price during the period.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

(3)

As discussed in note 5, Time Warner Cable merged with Charter on May 18, 2016.  Therefore the Company no longer has an investment in Time Warner Cable as of May 18, 2016, and the unrealized gain (loss) related to our investment in Time Warner Cable is recorded through this date. In connection with the merger, the Company exchanged, in a tax-free transaction, its shares of Time Warner Cable for shares of New Charter (as defined in note 5) Class A common stock.

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

Investments in AFS securities, including our formerly held interest in Time Warner Cable which was our only Fair Value Option Security, are summarized as follows:

	June 30,	December 31,
	2016	2015
	(amounts in thousands)
Time Warner Cable (1)	$—	438,912
Other equity securities	—	648
Total investments in available-for-sale securities	$—	439,560

(1)	As discussed in note 5, Time Warner Cable merged with Charter on May 18, 2016. Therefore the Company no longer has an investment in Time Warner Cable as of this date.

Unrealized Holding Gains and Losses

As of December 31, 2015, the gross unrealized holding gain related to investments in AFS securities was $357 thousand. There were no gross unrealized holding gains related to investments in AFS securities as of June 30, 2016. There were no gross unrealized holding losses related to investment in AFS securities for the periods presented.

(5) Investment in Charter Accounted for Using the Equity Method

In May 2013, Liberty acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants to purchase shares of Charter common stock for approximately $2.6 billion, which represented an

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Charter at the time of purchase and price per share of $95.50. Liberty funded the purchase with a combination of cash on hand of approximately $1.2 billion and new margin loan arrangements. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an initial excess basis in the investment of $2,532 million. The investment in Charter is accounted for as an equity method affiliate based on the ownership interest obtained and the board seats held by individuals appointed by Liberty.

During May 2014, Liberty purchased 897 thousand Charter shares for approximately $124.5 million. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband exercised all of its outstanding warrants to purchase shares of Charter common stock for approximately $52 million.

On May 18, 2016, the previously announced merger of Time Warner Cable and Charter (the “Time Warner Cable Merger”) was completed, which resulted in Charter and Time Warner Cable becoming wholly owned subsidiaries of CCH I, LLC (“New Charter”), which was a subsidiary of Charter at the time. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC (“Bright House”) from Advance/Newhouse Partnership (“A/N”) by New Charter (the “Bright House Transaction”) was completed. In connection with these transactions, Charter underwent a corporate reorganization, resulting in New Charter, a former subsidiary of Charter, becoming the new publicly traded parent company. In connection with the Time Warner Cable Merger and the Bright House Transaction, Liberty Broadband completed the previously announced transactions described below:

Transactions completed in connection with the Time Warner Cable Merger

Charter Investment Agreement

On May 18, 2016, Liberty Broadband completed its previously announced investment in New Charter in accordance with the investment agreement dated May 23, 2015 by and among Liberty Broadband, Charter and New Charter (the “Charter Investment Agreement”). Pursuant to the Charter Investment Agreement, immediately following the consummation of the Time Warner Cable Merger, Liberty Broadband purchased from New Charter $4.3 billion of shares of New Charter Class A common stock, par value $0.001 per share, at a price per share of $195.70 following adjustment by the applicable exchange ratio. As a result, Liberty Broadband received approximately 22.0 million shares of New Charter Class A common stock. Liberty Broadband funded its purchase of these shares of New Charter Class A common stock with proceeds from the issuance of Series C Liberty Broadband common stock (note 8).

Charter Contribution Agreement

Also on May 18, 2016, Time Warner Cable common stock held by Liberty Broadband and Liberty Interactive were exchanged, in a tax-free transaction, for shares of New Charter Class A common stock which resulted in each of Liberty Broadband and Liberty Interactive receiving one share of New Charter Class A common stock for each share of Time Warner Cable common stock so exchanged. In the exchange, Liberty Broadband received approximately 2.4 million shares of New Charter Class A common stock.

Pursuant to the Proxy and Right of First Refusal Agreement, dated May 23, 2015, as amended (the “Liberty Interactive Proxy Agreement”), by and between Liberty Broadband and Liberty Interactive, Liberty Interactive granted Liberty Broadband an irrevocable proxy to vote all shares of New Charter common stock owned beneficially or of record by Liberty Interactive following the closing of the Time Warner Cable Merger, subject to certain limitations. So long as the Liberty Interactive Proxy Agreement is in effect, Liberty Broadband also has a right of first refusal to purchase all or

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

a portion of any shares of New Charter common stock which Liberty Interactive proposes to transfer, subject to certain limitations.

Transactions Completed in connection with the Bright House Transactions

Second Amended and Restated Stockholders Agreement

On May 18, 2016, pursuant to the Amended and Restated Stockholders Agreement, dated May 23, 2015, as amended (the “Second Amended and Restated Stockholders Agreement”), by and among Liberty Broadband, Charter, New Charter and A/N, upon the closing of the Bright House Transaction, Liberty Broadband purchased from New Charter approximately 3.7 million additional shares of New Charter Class A common stock at a price per share of $191.33 following adjustment by the applicable exchange ratios, for an aggregate purchase price of $700 million. Liberty Broadband funded its $700 million purchase in shares of New Charter through cash on hand and margin loan draws (note 7).

Proxy and Right of First Refusal Agreement

In connection with the Bright House Transaction, on May 18, 2016, A/N and Liberty Broadband entered into a proxy agreement, pursuant to which A/N granted Liberty Broadband a five-year proxy to vote shares of New Charter held by A/N, capped at 7% of New Charter’s outstanding shares. As a result, Liberty Broadband controls approximately 25.01% of the aggregate voting power of New Charter following the completion of the Time Warner Cable Merger and the Bright House Transaction and is New Charter’s largest stockholder.

So long as the proxy is in effect, if A/N proposes to transfer common units of Charter Communications Holdings, LLC (which units are exchangeable into New Charter shares and which will, under certain circumstances, result in the conversion of certain shares of Class B Common Stock into New Charter shares) or New Charter shares, in each case, constituting either (i) shares representing the first 7.0% of the outstanding voting power of New Charter held by A/N or (ii) shares representing the last 7.0% of the outstanding voting power of New Charter held by A/N, Liberty Broadband will have a right of first refusal (“ROFR”) to purchase all or a portion of any such securities A/N proposes to transfer.  The purchase price per share for any securities sold to Liberty Broadband pursuant to the ROFR will be the volume-weighted average price of New Charter shares for the two trading day period before the notice of a proposed sale by A/N, payable in cash.  Certain transfers are permitted to affiliates of A/N, subject to the transferee entity entering into an agreement assuming the transferor’s obligations under the Proxy Agreement.

Investment in Charter

For discussion purposes the term “Charter” will be used to discuss both our previous and current holdings in Charter and New Charter.  It is noted that the ticker symbol for Charter and New Charter are the same, and that Legacy Charter merged into New Charter.

As of June 30, 2016, the carrying value of Liberty Broadband’s ownership in Charter was approximately $9,230 million. The market value of Liberty Broadband’s ownership in Charter as of June 30, 2016 was approximately $12,363 million, which represented an approximate ownership of 20% of the outstanding equity of Charter as of that date.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The excess basis is $1,199 million as of June 30, 2016 and has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Property and equipment	$254
Customer relationships	420
Franchise fees	1,170
Trademarks	29
Goodwill	64
Debt	(43)
Deferred income tax liability	(695)
$1,199

Upon acquisition, Liberty ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the effective interest rate method. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes earnings of $17.4 million and $12.7 million, net of related taxes, for the three months ended June 30, 2016 and 2015, respectively, and expenses of $4.7 million and $9.8 million, net of related taxes, for the six months ended June 30, 2016 and 2015, respectively due to the amortization of the excess basis related to assets with identifiable useful lives and debt.  The excess basis amortization during the three and six months ended June 30, 2015 was offset by the write-off of the excess basis related to debt instruments which Charter repaid during the second quarter of 2015 prior to their contractual maturity.

The Company had a gain of $778.1 million during the three months ended June 30, 2016, and a gain of $776.4 million during the six months ended June 30, 2016. The dilution gain for the three and six months ended June 30, 2016 is primarily attributable to Liberty Broadband’s investment basis in Charter at a price per share below the new equity issued in the Time Warner Cable Merger.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheet

	June 30, 2016	December 31, 2015
Current assets	$2,325	345
Property and equipment, net	33,358	8,345
Goodwill	29,692	1,168
Intangible assets, net	82,399	6,862
Other assets	1,421	22,596
Total assets	$149,195	39,316
Current liabilities	$8,807	1,972
Deferred income taxes	26,339	1,590
Long-term debt	60,132	35,723
Other liabilities	2,885	77
Equity	51,032	(46)
Total liabilities and shareholders’ equity	$149,195	39,316

Charter condensed consolidated statement of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$6,161	2,430	8,691	4,792
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	(4,004)	(1,601)	(5,675)	(3,182)
Depreciation and amortization	(1,436)	(528)	(1,975)	(1,042)
Other operating expenses, net	(31)	(32)	(49)	(50)
	(5,471)	(2,161)	(7,699)	(4,274)
Operating income	690	269	992	518
Interest expense	(593)	(229)	(1,047)	(518)
Other income (expense), net	(162)	(127)	(170)	(133)
Income tax benefit (expense)	3,179	(35)	3,151	(70)
Net income (loss)	3,114	(122)	2,926	(203)
Less: Net income attributable to noncontrolling interests	47	—	47	—
Net income (loss) attributable to Charter shareholders	$3,067	(122)	2,879	(203)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2016.

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	June 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$10,823	(7,661)	3,162	10,823	(6,872)	3,951
Customer relationships	10,212	(4,758)	5,454	10,212	(4,076)	6,136
Tradename	2,838	(1,341)	1,497	2,838	(1,154)	1,684
Capitalized software	10,973	(10,910)	63	10,973	(10,857)	116
	$34,846	(24,670)	10,176	34,846	(22,959)	11,887

Effective January 1, 2015, TruePosition’s patents are amortized straight-line over three and a half years and TruePosition’s tradename and customer relationship are amortized straight-line over five and a half years. Capitalized software intangible assets are amortized over three to five years. Amortization expense was $852 thousand and $691 thousand for the three months ended June 30, 2016 and 2015, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of June 30, 2016 is as follows (amounts in thousands):

Remainder of 2016	$1,689
2017	$3,347
2018	$2,529
2019	$1,742
2020	$869

(7) Debt

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company (“BroadbandSPV”) entered into two margin loan agreements (the “2014 Margin Loan Agreements”) with each of the lenders party thereto. The 2014 Margin Loan Agreements permit BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the “2014 Margin Loans”), of which BroadbandSPV borrowed $320 million on October 31, 2014. Approximately $300 million of the amount borrowed pursuant to the 2014 Margin Loan Agreements (less certain expenses incurred in connection with the 2014 Margin Loans) was distributed to Liberty prior to the Broadband Spin-Off. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed an additional $52 million to fund the exercise of the warrants to purchase shares of Charter common stock. As of June 30, 2016, Liberty Broadband had drawn $400 million under the 2014 Margin Loan Agreements, with no additional availability. The maturity date of the 2014 Margin Loans is October 30, 2017. Borrowings under the 2014 Margin Loan Agreements bear interest at the three-month LIBOR rate plus 1.55%. Borrowings outstanding under these margin loans bore interest at a rate of 2.18% per annum at June 30, 2016. Interest is payable quarterly in arrears beginning on December 31, 2014. The 2014 Margin Loan

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Agreements contain various affirmative and negative covenants that restrict the activities of BroadbandSPV. The 2014 Margin Loan Agreements do not include any financial covenants. The 2014 Margin Loan Agreements also contain restrictions related to additional indebtedness. In connection with Cheetah 5’s (as defined below) execution of the 2016 Margin Loan Agreements (as defined below), the 2014 Margin Loan Agreements were amended to, among other things, permit the transactions under the 2016 Margin Loan Agreements and conform certain of the terms in the 2014 Margin Loan Agreements to the 2016 Margin Loan Agreements.

On March 21, 2016, a wholly-owned special purpose subsidiary of the Company (“Cheetah 5”), entered into two margin loan agreements (the “2016 Margin Loan Agreements”) with each of the lenders thereto. The 2016 Margin Loan Agreements permit Cheetah 5, subject to certain funding conditions, to borrow initial term loans up to an aggregate principal amount equal to $200 million and delayed draw loans (the “Draw Loans”) up to an aggregate principal amount equal to $100 million, for an aggregate total of $300 million (collectively the “2016 Margin Loans”). Cheetah 5 has borrowed $200 million as of June 30, 2016 and had $100 million available to be drawn until March 21, 2017.  The maturity date of the 2016 Margin Loans is March 21, 2018. Borrowings under the 2016 Margin Loans bear interest at the applicable LIBOR rate plus 2.10% per annum. Borrowings outstanding under these margin loans bore interest at a rate of 2.73% per annum at June 30, 2016.  Interest is payable quarterly in arrears beginning on March 31, 2016. The proceeds of the 2016 Margin Loans were used for the Company’s additional investment in New Charter during May 2016 (note 5). Borrowings may also be used for distribution as a dividend or a return of capital, for the purchase of margin stock and for general corporate purposes. The 2016 Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of Cheetah 5. The 2016 Margin Loan Agreements do not include any financial covenants. The 2016 Margin Loan Agreements also contain restrictions related to additional indebtedness.

BroadbandSPV’s and Cheetah 5’s obligations under the 2014 Margin Loan Agreements and 2016 Margin Loan Agreements, respectively, are guaranteed by the Company. In addition, BroadbandSPV and Cheetah 5’s obligations are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for BroadbandSPV and Cheetah 5 to meet the loan to value requirements under the 2014 Margin Loan Agreements and 2016 Margin Loan Agreements, respectively. Each agreement contains language that indicates that Liberty Broadband, transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of June 30, 2016, 9.5 million shares of Charter with a value of $2.2 billion were pledged as collateral pursuant to the 2014 Margin Loans and the 2016 Margin Loans.

Due to the variable rate nature of the 2014 Margin Loans and the 2016 Margin Loans, the Company believes that the carrying amount approximates fair value at June 30, 2016.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Stockholder’s Equity

Liberty Broadband funded its purchase of shares of Charter Class A common stock using proceeds of $4.4 billion related to subscriptions for approximately 78.3 million newly issued shares of Liberty Broadband’s Series C common stock, par value $0.01 per share (the “Series C Shares”), at a price per share of $56.23, which was determined based upon the fair value of Liberty Broadband’s net assets on a sum-of-the parts basis at the time the Investment Agreement was executed. The purchasers of the Series C Shares were Liberty Interactive through its Liberty Ventures Group and certain other third party investors, which all invested on substantially similar terms. One of the third party investors also held a position in Time Warner Cable and agreed to vote its Time Warner Cable shares in favor of the Time Warner Cable Merger. Each of Charter and Liberty Broadband obtained stockholder approval during September 2015 for the issuance of the Charter shares and the Series C Shares, respectively, in accordance with the rules and requirements of the Nasdaq Stock Market. The issuance of the Series C Shares has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and the rules and regulations of the Securities and Exchange Commission promulgated thereunder.

(9) Stock-Based Compensation

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expense	$(4)	16	(2)	16
Selling, general and administrative	1,221	1,911	2,767	3,242
Research and development	7	49	81	73
	$1,224	1,976	2,846	3,331

Liberty Broadband – Grants of Stock Options

There were no options to purchase shares of Series A or Series C common stock granted during the six months ended June 30, 2016.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2016	630	$32.36
Granted	—	$—
Exercised	(82)	$31.87
Forfeited/cancelled	—	$—
Outstanding at June 30, 2016	548	$32.43	2.7	$15
Exercisable at June 30, 2016	527	$32.28	2.6	$14

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2016	2,761	$41.09
Granted	—	$—
Exercised	(196)	$32.09
Forfeited/cancelled	—	$—
Outstanding at June 30, 2016	2,565	$41.78	6.1	$47
Exercisable at June 30, 2016	994	$32.21	2.6	$28

As of June 30, 2016, the total unrecognized compensation cost related to unvested Awards was approximately $19 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.6 years.  As of June 30, 2016, Liberty Broadband reserved 3.1 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

TruePosition Equity Incentive Plans

TruePosition did not issue any stand-alone phantom stock appreciation rights (“PARs”), stand-alone phantom stock units (“PSUs”) or Skyhook PARs during the six months ended June 30, 2016. As of June 30, 2016, the fair value of outstanding PARs and PSUs was approximately $2.5 million. As of June 30, 2016, $1.3 million (Level 3) is included in Other current liabilities in the accompanying condensed consolidated balance sheet for the fair value of TruePosition’s vested long-term incentive plan obligations.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10) Commitments and Contingencies

Leases

TruePosition leases various properties under operating leases expiring at various times through 2018. TruePosition’s principal facility is under lease through December 2017. Including amounts due to Liberty under the facilities sharing agreement, the Company’s total rental expense was $304 thousand and $719 thousand for each of the three months ended June 30, 2016 and 2015, respectively, and $555 thousand and $1.4 million for each of the six months ended June 30, 2016 and 2015, respectively.

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

Indemnification Claims

In the normal course of business, TruePosition provides indemnification to certain customers against specified claims that might arise against those customers from the use of TruePosition’s products. To date, TruePosition has not made any significant reimbursements to any of its customers for any losses related to these indemnification provisions. However, four such claims are currently pending. TruePosition is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although TruePosition’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily. Accordingly, no accrual was recorded related to indemnification claims as of June 30, 2016 or December 31, 2015.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Certain Risks and Concentrations

The TruePosition business is subject to certain risks and concentrations including dependence on relationships with its customers. Historically, TruePosition had one significant customer whose contract expired on December 31, 2015. The loss of this customer is expected to have a material adverse effect on TruePosition’s business unless TruePosition is able to generate significant new business to replace the financial impact of this customer. For the three and six months ended June 30, 2015 this customer accounted for 78% and 76%, respectively, of TruePosition’s total revenue.

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

For the six months ended June 30, 2016, Liberty Broadband has identified the following consolidated subsidiary and equity method investment as its reportable segments:

•

TruePosition—a wholly-owned subsidiary of the Company that provides a WiFi based location platform focused on providing positioning technology, contextual location intelligence solutions, and 911 services domestically.

•

Charter—an equity method investment of the Company that is one of the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Performance Measures

	Three months ended June 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
TruePosition	$2,966	(6,218)	12,645	2,582
Charter	6,161,000	2,189,000	2,430,000	816,000
Corporate and other	—	(2,317)	—	(3,164)
	6,163,966	2,180,465	2,442,645	815,418
Eliminate equity method affiliate	(6,161,000)	(2,189,000)	(2,430,000)	(816,000)
Consolidated Liberty Broadband	$2,966	(8,535)	12,645	(582)

	Six months ended June 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
TruePosition	$6,797	(10,188)	25,961	63
Charter	8,691,000	3,054,000	4,792,000	1,598,000
Corporate and other	—	(5,079)	—	(6,080)
	8,697,797	3,038,733	4,817,961	1,591,983
Eliminate equity method affiliate	(8,691,000)	(3,054,000)	(4,792,000)	(1,598,000)
Consolidated Liberty Broadband	$6,797	(15,267)	25,961	(6,017)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2016
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
TruePosition	$47,691	—	35
Charter	149,195,000	—	30,499,000
Corporate and other	9,462,245	9,230,084	—
	158,704,936	9,230,084	30,499,035
Eliminate equity method affiliate	(149,195,000)	—	(30,499,000)
Consolidated Liberty Broadband	$9,509,936	9,230,084	35

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$(8,535)	(582)	(15,267)	(6,017)
Stock-based compensation	(1,224)	(1,976)	(2,846)	(3,331)
Depreciation and amortization	(978)	(856)	(1,964)	(4,100)
Net gain on legal settlement	—	—	—	60,505
Interest expense	(4,016)	(1,919)	(6,457)	(3,680)
Dividend and interest income	2,318	230	4,507	1,266
Share of earnings (loss) of affiliates	621,410	(18,698)	551,132	(61,748)
Realized and unrealized gains (losses) on financial instruments, net	47,985	12,354	92,990	11,025
Gain (loss) on dilution of investment in affiliate	778,129	(852)	776,405	(1,262)
Other, net	36	48	107	24
Earnings (loss) before income taxes	$1,435,125	(12,251)	1,398,607	(7,318)

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

•

New Charter’s ability to achieve the synergies and value creation contemplated by the Time Warner Cable Merger and the Bright House Transaction (each as defined in note 5 to the accompanying condensed combined financial statements and collectively, the “Transactions”);

•	New Charter’s ability to promptly, efficiently and effectively integrate acquired operations;
•	managing a significantly larger company than before the completion of the Transactions;
•	diversion of management time on issues related to the integration of the Transactions;
•

changes in Legacy Charter’s, Legacy Time Warner Cable’s or Legacy Bright House’s operations, businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flows;

•	disruption in New Charter’s business relationships as a result of the Transactions;
•	the increase in indebtedness as a result of the Transactions, which will increase interest expense and may decrease New Charter’s operating flexibility;
•	operating costs and business disruption that may be greater than expected;
•	the ability to retain and hire key personnel and maintain relationships with providers or other business partners; and
•	costs, disruptions and possible limitations on operating flexibility related to regulatory conditions applicable to New Charter as a result of the Transactions.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as Part II, Item 1A of this Quarterly Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

On May 18, 2016, Time Warner Cable merged with Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Charter underwent a corporate reorganization, resulting in New Charter, a former subsidiary of Charter, becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC (“Bright House”) from Advance/Newhouse Partnership (“A/N”) by New Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Charter, Liberty Interactive Corporation (“Liberty Interactive”) and Time Warner Cable. As a result of the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband exchanged its shares of Time Warner Cable for shares of New Charter and purchased additional shares of New Charter. As a result, and pursuant to proxy agreements entered into with Liberty Interactive and A/N, Liberty Broadband controls approximately 25.01% of the aggregate voting power of New Charter following the completion of the Transactions.

The financial information represents a combination of the historical financial information of TruePosition, Liberty Broadband’s interest in Charter, Liberty Broadband’s former minority equity investment in Time Warner Cable and certain deferred tax liabilities. This financial information refers to the combination of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” here and in the notes to the accompanying condensed consolidated financial statements.

Results of Operations—Consolidated—June 30, 2016 and 2015

Consolidated operating results:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(amounts in thousands)
Revenue	$2,966	12,645	6,797	25,961
Operating expense	653	852	1,319	3,341
Research and development	2,938	3,626	5,575	9,303
Selling, general and administrative	7,910	8,749	15,170	19,334
Stock-based compensation	1,224	1,976	2,846	3,331
Net gain on legal settlement (note 10)	—	—	—	(60,505)
Depreciation and amortization	978	856	1,964	4,100
Operating income (loss)	(10,737)	(3,414)	(20,077)	47,057
Less impact of stock-based compensation, net gain on legal settlement, and depreciation and amortization	2,202	2,832	4,810	(53,074)
Adjusted OIBDA	$(8,535)	(582)	(15,267)	(6,017)

Revenue

Revenue decreased $9.7 million and $19.2 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. The decrease in revenue from the prior period was primarily due to the loss of TruePosition’s largest customer whose contract expired on December 31, 2015. This customer accounted for 78% and 76% of TruePosition’s total revenue for the three and six months ended June 30, 2015, respectively.  A significant decline in TruePosition’s operations has resulted and is expected to continue unless TruePosition is able to generate sufficient new business to replace the financial impacts of this customer.

Operating expense, research and development, and selling, general and administrative expenses

Operating income (loss) declined $7.3 million and $67.1 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. Operating expenses, research and development, and selling general and administrative expenses all decreased compared to the same periods in the prior year, partially as a result of headcount reductions and other cost containment measures taken by TruePosition, coupled with reduced legal and lobbying costs.  Legal expenses decreased $1.4 million and $2.9 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year, primarily as a result of the settlement of Skyhook’s patent infringement lawsuit against Google during the first quarter of 2015. Legal expenses are included in selling, general and administrative expenses. Additionally, approximately $439 thousand of lobbying expenses related to the indoor accuracy regulations proposed by the FCC were incurred during the six months ended June 30, 2015. Lobbying costs decreased significantly after the first quarter of 2015 based upon rulemaking timelines, and no lobbying costs have been incurred during 2016. Lobbying expenses are also included in selling, general and administrative expenses.

Operating income (loss) was also impacted by a decrease in stock-based compensation expense of $752 thousand and $485 thousand for the three and six months ended June 30, 2016, respectively, a favorable net legal settlement of $60.5 million for the six months ended June 30, 2015 due to the settlement of Skyhook’s patent infringement lawsuit against Google during the first quarter of 2015, and an increase in depreciation and amortization of $122 thousand and a decrease of $2.1 million for the three and six months ended June 30, 2016, respectively.

Stock-based compensation

The slight decrease in stock-based compensation of $752 thousand and $485 thousand for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year, was primarily due to a decrease in the number of vested outstanding awards under TruePosition’s long-term incentive plans as a result of headcount reductions.

Net gain on legal settlement

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

Depreciation and amortization

Depreciation and amortization expense increased by $122 thousand and decreased by $2.1 million during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The slight increase during the three months ended June 30, 2016 as compared to the corresponding period in the prior year is due to the acquisition of certain intangible assets in September 2015.  The decrease in depreciation and amortization expense during the six months ended June 30, 2016 as compared to the corresponding period in the prior year is primarily due to the write-off of fixed assets during the first quarter of 2015. The assets written off were comprised of assets related to the abandonment of a product development project by TruePosition during the period.

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

Adjusted OIBDA declined $8.0 million and $9.3 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. Adjusted OIBDA for the three months ended June 30, 2016 and 2015 includes $2.3 million and $3.2 million of corporate selling, general and administrative costs, respectively. Adjusted OIBDA for the six months ended June 30, 2016 and 2015 includes $5.1 million and $6.1 million of corporate selling, general and administrative costs, respectively.  The decline in TruePosition Adjusted OIBDA is due to the decline in revenue during the current period as a result of the loss of TruePosition’s largest customer, partially offset by lower operating expenses as discussed above.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(amounts in thousands)
Other income (expense):
Interest expense	$(4,016)	(1,919)	(6,457)	(3,680)
Dividend and interest income	2,318	230	4,507	1,266
Share of earnings (losses) of affiliates	621,410	(18,698)	551,132	(61,748)
Realized and unrealized gains (losses) on financial instruments, net	47,985	12,354	92,990	11,025
Gain (loss) on dilution of investment in affiliate	778,129	(852)	776,405	(1,262)
Other, net	36	48	107	24
	$1,445,862	(8,837)	1,418,684	(54,375)

Interest expense

Interest expense increased $2.1 million and $2.8 million during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase is primarily due to additional amounts outstanding on the 2014 Margin Loan Agreements and 2016 Margin Loan Agreements during the current periods as compared to corresponding periods in the prior year.

Dividend and interest income

Dividend and interest income increased $2.1 million and $3.2 million during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. Although the quarterly Time Warner Cable dividend rate remained the same as the prior year, dividend income was lower in the prior year due to contractual commitments on the Time Warner Cable shares. A larger portion of the dividends were passed through to the counterparty in the prior periods, as written call option contracts and a collar agreement on Time Warner Cable shares were outstanding during 2015. As a result of the Time Warner Cable Merger during May 2016, dividend income is not expected in future periods.

Share of earnings (losses) of affiliates

Share of earnings of affiliates increased $640.1 million and $612.9 million during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year.

In May 2013, the Company acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants to purchase shares of Charter common stock, for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as-converted basis) in Charter at the time of purchase. Additionally, the Company purchased 897 thousand additional shares of Charter during May 2014 and exercised all of its outstanding warrants to purchase shares of Charter common stock during November 2014, subsequent to completion of the Broadband Spin-Off. Upon acquisition, Liberty Broadband allocated the excess basis between the book basis of Charter and fair value of the shares acquired primarily to intangible assets and debt. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes earnings of $17.4 million and $12.7 million, net of related taxes, for the three months ended June 30, 2016 and 2015, respectively, and expenses of $4.7 million and $9.8 million for the six months ended June 30, 2016 and 2015, respectively, due to the amortization related to the excess basis of assets with identifiable useful lives and debt.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(amounts in millions)
Revenue	$6,161	2,430	8,691	4,792
Operating expenses, excluding stock-based compensation	(3,972)	(1,614)	(5,637)	(3,194)
Adjusted OIBDA	2,189	816	3,054	1,598
Depreciation and amortization	(1,436)	(528)	(1,975)	(1,042)
Stock-based compensation	(63)	(19)	(87)	(38)
Operating income	690	269	992	518
Other expenses, net	(755)	(356)	(1,217)	(651)
Net earnings (loss) before income taxes	(65)	(87)	(225)	(133)
Income tax benefit (expense)	3,179	(35)	3,151	(70)
Net earnings (loss)	$3,114	(122)	2,926	(203)

Charter net earnings increased $3,236 million and $3,129 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $3,731 million and $3,899 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding period in the prior year. $3.6 billion of the revenue growth for the three and six month periods is due to the Transactions. Revenue also increased due to increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration, partially offset by a decrease in basic video subscribers.

The increase in revenue during the three and six months ended June 30, 2016 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation of $2,358 million and $2,443 million, respectively. The increase in operating expenses was primarily attributable to an increase in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, and the introduction of new networks, offset by lower pay-per-view programming expenses. Charter expects to realize programming cost synergies as a result of the Transactions, however, those synergies were largely offset by non-recurring items during the three months ended June 30, 2016. Depreciation and amortization increased $908 million and $933 million during the three and six months ended June 30, 2016, respectively. The increase in depreciation and amortization expense was the result of additional depreciation and amortization related to the Transactions inclusive of the incremental amounts as a result of the higher fair values recorded in acquisition accounting. Stock compensation expense increased $44 million and $49 million during the three and six months ended June 30, 2016, respectively, primarily due to increases in headcount and the value of equity issued.  Charter’s results were also impacted by an increase in other expenses, net of $399 million and $566 million for the three and six months ended June 30, 2016, respectively. The increase in other expenses, net is primarily attributable to $221 million and $392 million of interest expense that was recognized during the three and six months ended June 30, 2016 related to term loans and notes held in escrow during the period to fund the Transactions.  Income tax benefit (expense) improved $3,214 million and $3,221 million for the three and six months ended June 30, 2016, respectively. Certain of the deferred tax liabilities that were assumed in connection with the closing of the TWC Transaction will reverse and provide a source of future taxable income, resulting in a reduction of substantially all of Legacy Charter’s preexisting valuation allowance associated with its deferred tax assets of approximately $3.3 billion. Such release of Legacy Charter’s valuation allowance was recognized directly to income tax benefit in the consolidated statements of operations for the three and six months ended June 30, 2016. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net improved $35.6 million and $82.0 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. Realized and unrealized gains on financial instruments, net are attributable to changes in the fair value of our former investment in Time Warner Cable and corresponding outstanding written call options and collar agreement. Historically, the change in fair value of our investment in Time Warner Cable was typically directly correlated to changes in the underlying Time Warner Cable stock price. The change in fair value of our derivative instruments related to our former investment in Time Warner Cable was typically inversely correlated to changes in the underlying Time Warner Cable stock price. The net realized and unrealized gains of $48.0 million and $93.0 million for the three and six months ended June 30, 2016, respectively, were attributable to gains in the fair value of our investment in Time Warner Cable, due to increases in the Time Warner Cable stock price during the period. The net realized and unrealized gains of $12.4 million and $11.0 million during the three and six months ended June 30, 2015, respectively, were primarily attributable to changes in the fair value of our investment in Time Warner Cable and changes in the fair value of our corresponding outstanding written call options and collar agreement on our Time Warner Cable investment due to an increase in the trading price of Time Warner Cable shares during the respective periods.

Gain (loss) on dilution of investment in affiliate

The gain during the three and six months ended June 30, 2016 is primarily due to the Time Warner Cable Merger. Even after considering the exchange of Time Warner Cable shares held by Liberty Broadband to shares of New Charter, Liberty Broadband’s interest in New Charter was diluted as a result of the conversion of outstanding Time Warner Cable shares held by third parties into shares of New Charter. However, Liberty Broadband recognized a gain during the period as Liberty Broadband’s investment basis in Charter was at a price per share below the new equity issued in the Time Warner Cable Merger. The loss during the three and six months ended June 30, 2015 is the result of the issuance of Charter common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter warrants and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Other, net

Other, net during the three and six months ended June 30, 2016 is primarily attributable to a gain on the sale of shares of a certain TruePosition cost investment. Other, net during the three and six months ended June 30, 2015 is primarily attributable to tax penalties.

Income tax benefit (expense)

During the three and six months ended June 30, 2016, we had an income tax expense of $545.0 million and $530.7 million, respectively, and the effective rate was approximately 38.0% for both periods.  For the three and six months ended June 30, 2015 we had an income tax benefit of $4.4 million and $4.8 million, respectively, and the effective tax rate was approximately 36.3% and 66.0%, respectively. The difference between the effective income tax rate of 38.0% and the U.S. Federal income tax rate of 35% for both the three and six months ended June 30, 2016 is primarily due to the effect of state income taxes. The difference between the effective income tax rate of 36.3% and the U.S. Federal income tax rate of 35% for the three months ended June 30, 2015 is primarily due to state income taxes. The difference between the effective income tax rate of 66.0% and the U.S. Federal income tax rate of 35% for the six months ended June 30, 2015 is primarily due to the reversal of a previously recorded valuation allowance related to certain state net operating loss carryforwards at TruePosition and Skyhook as a result of revised taxable income projections during the period.

Liquidity and Capital Resources

As of June 30, 2016 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries), proceeds from asset sales, monetization of our investments, debt borrowings, equity issuances, and dividend and interest receipts.

As of June 30, 2016 Liberty Broadband had a cash balance of $256.3 million.

	Six months ended June 30,
	2016	2015
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(7,702)	63,130
Net cash provided (used) by investing activities	$(4,990,580)	(238)
Net cash provided (used) by financing activities	$4,599,513	658,558

Prior to the loss of its significant customer on December 31, 2015, TruePosition generally collected the majority of its annual software maintenance from its customers during the first quarter of each calendar year, which is the most significant factor contributing to the cash generated from operations in the six months ended June 30, 2015.  The other major factor contributing to the cash generated from operations in the six months ended June 30, 2015 was the Google legal settlement.

As discussed in note 5 of the accompanying condensed consolidated financial statements, in support of the Time Warner Cable Merger, the Company issued $4.4 billion additional shares of Liberty Broadband Series C common stock to purchase $4.3 billion in shares of New Charter. Furthermore, as also discussed in note 5 of the accompanying condensed consolidated financial statements, Liberty Broadband used cash on hand and proceeds from the new margin loan to purchase an additional $700 million of New Charter shares in connection with Charter’s proposed acquisition of Bright House Networks from A/N. Additionally, the Company had borrowings of $200 million during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company paid $84.9 million in net settlements of financial instruments. However, the Company received net proceeds of $697.3 million from the rights offering and borrowed $40.0 million pursuant to a revolving loan agreement during the six months ended June 30, 2015.

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

The projected use of our cash will be primarily to fund any operational needs of our subsidiary, to service debt, and fund potential investment opportunities. We expect corporate cash to cover these expenses for more than 5 years.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by achieving what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We anticipate achieving this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and/or (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2016, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$600	2.4%	$—	NA

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three and six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

For discussion purposes the term “Charter” will be used to discuss both our previous and current holdings in Charter and New Charter. It is noted that the ticker symbol for Charter and New Charter are the same, and that Legacy Charter merged into New Charter.

Risks Related to the Integration of the Transactions

If Charter is not able to successfully integrate its business with that of Time Warner Cable and Bright House within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Transactions may not be realized fully, or at all, or may take longer to realize than expected. In such circumstance, Charter may not perform as expected and the value of Charter’s Class A common stock may be adversely affected.

Until the closing of the Transactions, Charter, Legacy Time Warner Cable and Legacy Bright House operated independently, and there can be no assurances that their businesses can be integrated successfully. Charter now has significantly more systems, assets, investments, businesses, customers and employees than each company did prior to the Transactions. It is possible that the integration process could result in the loss of key Charter, Legacy Time Warner Cable and/or Legacy Bright House employees, the loss of subscribers and customers, the disruption of Charter’s ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The process of integrating Legacy Time Warner Cable and Legacy Bright House with the Legacy Charter operations will require significant capital expenditures and the expansion of certain operations and operating and financial systems. Management will be required to devote a significant amount of time and attention to the integration process and there is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

•	integrating the companies’ operations and corporate functions;
•	integrating the companies’ technologies, networks and customer service platforms;
•	integrating and unifying the product offerings and services available to customers;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•

maintaining the existing relationships and agreements with customers, providers, programmers and other vendors and avoiding delays in entering new agreements with prospective customers, providers and vendors;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies administrative and information technology infrastructure;
•	coordinating programming and marketing efforts;
•	coordinating geographically dispersed organizations;
•	integrating information, purchasing, provisioning, accounting, finance, sales, billing, payroll, presorting and regulatory compliance systems;
•	integrating and unifying the product offerings and services available to customers, including customer premise equipment and video user interfaces;
•	completing the conversion of analog systems to all-digital for the systems to be acquired from Time Warner Cable and Bright House;
•	managing a significantly larger company than before the completion of the Transactions; and
•	attracting and retaining the necessary personnel associated with the acquired assets.

Even if the new businesses are successfully integrated, it may not be possible to realize the benefits that are expected to result from the Transactions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Transactions may be offset by costs incurred or delays in integrating the businesses and increased operating costs. If the combined company fails to realize the anticipated benefits from the transactions, its liquidity, results of operations, financial condition and/or share price may be adversely affected. In addition, at times, the attention of certain members of Charter’s management and resources may be focused on the integration of the businesses and diverted from day-to-day business operations, which may disrupt the business of the combined company.

If the operating results of Legacy Time Warner Cable and/or Legacy Bright House are less than Charter’s expectations, or an increase in the capital expenditures to upgrade and maintain those assets as well as to keep pace with technological developments are greater than expected, Charter may not achieve the expected level of financial results from the Transactions.

Charter will derive a portion of its continuing revenues and earnings per share from the operation of Legacy Time Warner Cable and Legacy Bright House. Therefore, any negative impact on these companies or the operating results derived from such companies could harm the combined company’s operating results.

The businesses of Charter, Legacy Time Warner Cable and Legacy Bright House are characterized by rapid technological change and the introduction of new products and services. Charter intends to make investments in the combined business and transition toward only using two-way all-digital set-top boxes. The increase in capital expenditures necessary for the transition toward two-way set- top boxes in the business may negatively impact the expected financial results from the Transactions. The combined company may not be able to fund the capital expenditures necessary to keep pace with technological developments, execute the plans to do so, or anticipate the demand of its customers for products and services requiring new technology or bandwidth. Charter’s inability to maintain, expand and upgrade its existing or combined businesses could materially adversely affect its financial condition and results of operations.

The Transactions are being accounted for as an acquisition by Charter in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Legacy Time Warner Cable and Legacy Bright House have been recorded, as of the date of completion of the Transactions, at their respective fair values and added to those of Charter. The reported financial condition and results of operations of Charter issued after completion of the Transactions will reflect Charter balances and results after completion of the Transactions, but will not be restated retroactively to reflect the historical financial position or results of operations of Legacy Charter for periods prior to the Transactions.

The excess of the purchase price over those fair values has been recorded as goodwill. To the extent the value of goodwill or intangibles becomes impaired, Charter may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on Charter’s operating results.

As a result of the closing of the Transactions, Charter’s businesses are subject to the conditions set forth in the FCC Order and the DOJ Consent Decree and those imposed by state utility commissions and local franchise authorities, and there can be no assurance that these conditions will not have an adverse effect on Charter’s businesses and results of operations.

In connection with the Transactions, the FCC Order, the DOJ Consent Decree, and the approvals from state utility commissions and local franchise authorities incorporated numerous commitments and voluntary conditions made by the parties and imposed numerous conditions on Charter’s businesses relating to the operation of its business and other matters. Among other things, (i) Charter will not be permitted to charge usage-based prices or impose data caps and will be prohibited from charging interconnection fees for qualifying parties; (ii) Charter will be prohibited from entering into or enforcing any agreement with a programmer that forbids, limits or creates incentives to limit the programmer’s provision of content to on-line video distributors ("OVDs") and cannot retaliate against programmers for licensing to OVDs; (iii) Charter will not be able to avail itself of other distributors’ most favored nation ("MFN") provisions if they are inconsistent with this prohibition; (iv) Charter must undertake a number of actions designed to promote diversity; (v) Charter must appoint an independent compliance monitor and comply with a broad array of reporting requirements; and (vi) Charter must satisfy various other conditions relating to its high-speed Internet services, including building out an additional two million locations with access to a high-speed connection of at least 60 megabits per second with at least one million of those connections in competition with another high-speed broadband provider in the market served, and implementing a reduced price high-speed internet program for low income families. These and other conditions and commitments relating to the Transactions are of varying duration, ranging from three to seven years. Although Charter cannot predict how the conditions will be administered or what effects they will have on its businesses, Charter does not expect them to have a material adverse effect on its business or results of operations. In light of the breadth and duration of the conditions and potential changes in market conditions during the time the conditions and commitments are in effect, however, there can be no assurance that Charter’s compliance with the conditions will not have a material adverse effect on its business or results of operations.

Risks Related to Charter’s Indebtedness

Charter has a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect its financial health and its ability to react to changes in its business.

Charter has a significant amount of debt and may (subject to applicable restrictions in its debt instruments) incur additional debt in the future.  As of June 30, 2016, its total amount of debt was approximately $60.3 billion.

Its significant amount of debt could have consequences, such as:

•	impact Charter’s ability to raise additional capital at reasonable rates; or at all;
•	make Charter vulnerable to interest rate increases, because approximately 13% of its borrowings as of June 30, 2016 were, and may continue to be, subject to variable rates of interest;
•	expose Charter to increased interest expense to the extent Charter refinances existing debt with higher cost debt;
•	require Charter to dedicate a significant portion of its cash flow from operating activities to make payments on its debt;
•	reducing Charter’s funds available for working capital, capital expenditures, and other general corporate expenses;
•	limit Charter’s flexibility in planning for, or reacting to, changes in its business, the cable and telecommunications industries, and the economy at large;
•	place Charter at a disadvantage compared to its competitors that have proportionately less debt; and
•	adversely affect Charter’s relationship with customers and suppliers.

If current debt amounts increase, the related risks that Charter now faces will intensify.

The agreements and instruments governing Charter’s debt contain restrictions and limitations that could significantly affect its ability to operate its business, as well as significantly affect its liquidity.

Charter’s credit facilities and the indentures governing its debt contain a number of significant covenants that could adversely affect its ability to operate its business, its liquidity, and its results of operations. These covenants restrict, among other things, Charter’s and its subsidiaries’ ability to:

•	incur additional debt;
•	repurchase or redeem equity interests and debt;
•	issue equity;
•	make certain investments or acquisitions;
•	pay dividends or make other distributions;
•	dispose of assets or merge;
•	enter into related party transactions; and
•	grant liens and pledge assets.

Additionally, the Charter Communications Operating, LLC ("Charter Operating") credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The breach of any covenants or obligations in Charter’s indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing Charter’s long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating notes could foreclose on their collateral, which includes equity interests in Charter’s subsidiaries, and exercise other rights of secured creditors.

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

•

the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, DSL providers, video provided over the Internet and providers of advertising over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;
•	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
•	the development and deployment of new products and technologies including Charter’s cloud-based user interface, Spectrum Guide®, and downloadable security for set-top boxes;
•	the effects of governmental regulation on Charter’s business or potential business combination transactions; and
•	any events that disrupt Charter’s networks, information systems or properties and impair its operating activities and negatively impact its reputation.

Some of these factors are beyond Charter’s control. If Charter is unable to generate sufficient cash flow or it is unable to access additional liquidity sources, it may not be able to service and repay its debt, operate its business, respond to competitive challenges, or fund its other liquidity and capital needs.

Restrictions in Charter’s subsidiaries' debt instruments and under applicable law limit their ability to provide funds to Charter and its subsidiaries that are debt issuers.

Charter’s primary assets are its equity interests in its subsidiaries. Charter’s operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to their debt issuer holding companies for payments on Charter’s notes or other obligations in the form of loans, distributions, or otherwise. Charter Operating’s ability to make distributions to Charter or Charter Communications Holdings, LLC (“Charter Holdings”), Charter’s other primary debt issuers other than Time Warner Cable, LLC (“TWC, LLC”) and Time Warner Cable Enterprises LLC ("TWCE"), to service debt obligations is subject to its compliance with the terms of its credit facilities, and restrictions under applicable law. TWC LLC’s and TWCE's ability to make distributions to Charter, CCO Holdings or Charter Operating to service debt obligations is subject to restrictions under applicable law. Under the Delaware Limited Liability Company Act (the “Act”), Charter’s subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the Act. Under fraudulent transfer laws, Charter’s subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While Charter believes that its relevant subsidiaries currently have surplus and are not insolvent, these subsidiaries may become insolvent in the future. Charter’s direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities and notes, under the CCO Holdings notes and under the TWC, LLC and TWCE notes. As of June 30, 2016, Charter’s total principal amount of debt was approximately $60.3 billion. In the event of bankruptcy, liquidation, or dissolution of one or more of Charter’s subsidiaries, that subsidiary's assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event, the lenders under Charter Operating's credit facilities and notes and any other indebtedness of Charter’s subsidiaries whose interests are secured by substantially all of its operating assets, and all holders of other debt of Charter Operating, CCO Holdings and Time Warner Cable will have the right to be paid in full before Charter from any of its subsidiaries' assets.

Some of Charter’s outstanding debt is subject to change of control provisions. Charter may not have the ability to raise the funds necessary to fulfill its obligations under its indebtedness following a change of control, which would place Charter in default under the applicable debt instruments.

Charter may not have the ability to raise the funds necessary to fulfill its obligations under its notes and its credit facilities following a change of control. Under the indentures governing the CCO Holdings' notes, upon the occurrence of specified change of control events, the debt issuer is required to offer to repurchase all of its outstanding notes. However, Charter may not have sufficient access to funds at the time of the change of control event to make the required repurchase of the applicable notes, and Charter Operating is limited in its ability to make distributions or other payments to any debt issuer to fund any required repurchase. In addition, a change of control under the Charter Operating credit facilities would result in a default under those credit facilities, which would trigger a default under the indentures governing the CCO Holdings' notes, the Charter Operating notes and the TWC and TWCE notes. Because such credit facilities and notes are obligations of Charter Operating and its subsidiaries, the credit facilities would have to be repaid before Charter Operating's assets could be available to CCO Holdings to repurchase their notes. Any failure to make or complete a change of control offer would place CCO Holdings in default under their notes. The failure of its subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default under such agreements.

Risks Related to Charter’s Business

Charter operates in a very competitive business environment, which affects its ability to attract and retain customers and can adversely affect its business, operations and financial results.

The industry in which Charter operates is highly competitive and has become more so in recent years. In some instances, Charter competes against companies with fewer regulatory burdens, better access to financing, greater personnel resources, greater resources for marketing, greater and more favorable brand name recognition, and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of Charter’s competitors, either through access to financing, resources, or efficiencies of scale. Charter could also face additional competition from multi-channel video providers if they began distributing video over the Internet to customers residing outside their current territories.

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

Telephone companies, including two major telephone companies, AT&T and Verizon, offer video and other services in competition with Charter, and Charter expects they will increasingly do so in the future. Upgraded portions of these networks carry two-way video, data services and provide digital voice services similar to Charter’s. In the case of Verizon, FIOS high-speed data services offer speeds as high as or higher than Charter’s. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on Charter’s own internal estimates, it believes that AT&T (excluding DirecTV) and Verizon are offering video services in areas serving approximately 32% and 12%, respectively, of Charter’s estimated residential passings and Charter has experienced customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the MDU market. When AT&T or Verizon have introduced or expanded their offering of video products in Charter’s market areas, Charter has seen a decrease in its video revenue as AT&T and Verizon typically roll out aggressive marketing and discounting campaigns to launch their products. Additionally, in July 2015, AT&T completed its acquisition of DirecTV, the nation’s largest DBS provider and in connection with that acquisition, AT&T committed to expand fiber to the premises services to 12.5 million locations. This transaction created an even larger competitor for Charter’s video services that has the ability to expand its video service offerings to include bundled wireless offerings.

Due to consumer electronic innovations, content owners are allowing consumers to watch Internet-delivered content on televisions, personal computers, tablets, gaming boxes connected to televisions and mobile devices, some without charging a fee to access the content. Technological advancements, such as video on demand, new video formats, and Internet streaming and downloading, have increased the number of entertainment and information delivery choices available to consumers, and intensified the challenges posed by audience fragmentation. For example, online video services continue to offer consumers alternatives including Hulu, Netflix, Amazon and Apple. In 2015, HBO and CBS began selling their programming direct to consumers over the Internet. DISH Network launched Sling TV which includes ESPN among other programming, and Sony launched PlayStation Vue which includes 85+ TV channels. The increasing number of choices available to audiences could also negatively impact advertisers’ willingness to purchase advertising from Charter, as well as the price they are willing to pay for advertising.

With respect to Charter’s Internet access services, Charter faces competition, including intensive marketing efforts and aggressive pricing, from telephone companies, primarily AT&T and Verizon, and other providers of DSL, fiber-to-the-node and fiber-to-the-home services. DSL service competes with Charter’s Internet service and is often offered at prices lower than its Internet services, although often at speeds lower than the speeds Charter offers. Fiber-to-the-node networks can provide faster Internet speeds than conventional DSL, but still cannot typically match Charter’s Internet speeds. Fiber-to-the-home networks, however, can provide Internet speeds equal to or greater than Charter’s current Internet speeds. In addition, in many of Charter’s markets, DSL providers have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates. These service bundles offer customers similar pricing and convenience advantages as Charter’s bundles.

Continued growth in Charter’s residential voice business faces risks. The competitive landscape for residential and commercial telephone services is intense; Charter faces competition from providers of Internet telephone services, as well as incumbent telephone companies.

Further, Charter faces increasing competition for residential voice services as more consumers in the United States are replacing traditional telephone service with wireless service. Charter expects to continue to price its voice product aggressively as part of its triple play strategy which could negatively impact its revenue from voice services to the extent Charter does not increase volume.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. Overbuilds could adversely affect Charter’s growth, financial condition, and results of operations, by creating or increasing competition. Charter is aware of traditional overbuild situations impacting certain of its markets, however, Charter is unable to predict the extent to which additional overbuild situations may occur.

In order to attract new customers, from time to time Charter makes promotional offers, including offers of temporarily reduced price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also may require Charter to make capital expenditures to acquire and install customer premise equipment. Customers who subscribe to Charter’s services as a result of these offerings may not remain customers following the end of the promotional period. A failure to retain customers could have a material adverse effect on Charter’s business.

Mergers, joint ventures, and alliances among franchised, wireless, or private cable operators, DBS providers, local exchange carriers, and others, may provide additional benefits to some of Charter’s competitors, either through access to financing, resources, or efficiencies of scale, or the ability to provide multiple services in direct competition with Charter.

Charter’s services may not allow it to compete effectively. Competition may reduce Charter’s expected growth of future cash flows which may contribute to future impairments of its franchises and goodwill and its ability to meet cash flow requirements, including debt service requirements.

Charter faces risks relating to competition for the leisure time and discretionary spending of audiences, which has intensified in part due to advances in technology and changes in consumer expectations and behavior.

In addition to the various competitive factors discussed above, Charter is subject to risks relating to increasing competition for the leisure time, shifting consumer needs and discretionary spending of consumers. Charter competes with all other sources of entertainment, news and information delivery, as well as a broad range of communications products and services. Technological advancements, such as new video formats and Internet streaming and downloading of programming that can be viewed on televisions, computers, smartphones and tablets, many of which have been beneficial to Charter, have nonetheless increased the number of entertainment and information delivery choices available to consumers and intensified the challenges posed by audience fragmentation.

Newer products and services, particularly alternative methods for the distribution, sale and viewing of content will likely continue to be developed, further increasing the number of competitors that Charter faces. The increasing number of choices available to audiences, including low-cost or free choices, could negatively impact not only consumer demand for Charter’s products and services, but also advertisers’ willingness to purchase advertising from Charter. Charter competes for the sale of advertising revenue with television networks and stations, as well as other advertising platforms, such as radio, print and, increasingly, online media. Charter’s failure to effectively anticipate or adapt to new technologies and changes in consumer expectations and behavior could significantly adversely affect its competitive position and its business and results of operations.

Charter’s exposure to the economic conditions of its current and potential customers, vendors and third parties could adversely affect its cash flow, results of operations and financial condition.

Charter is exposed to risks associated with the economic conditions of its current and potential customers, the potential financial instability of its customers and their financial ability to purchase its products. If there were a general economic downturn, Charter may experience increased cancellations by its customers or unfavorable changes in the mix of products purchased, including an increase in the number of homes that replace their video service with Internet-delivered and/or over-air content, which would negatively impact Charter’s ability to attract customers, increase rates and maintain or increase revenue. In addition, providing video services is an established and highly penetrated business. Charter’s ability to gain new video subscribers is dependent to a large extent on growth in occupied housing in its service areas, which is influenced by both national and local economic conditions. Weak economic conditions may also have a negative impact on Charter’s advertising revenue. These events have adversely affected Charter in the past, and may adversely affect its cash flow, results of operations and financial condition if a downturn were to occur.

In addition, Charter is susceptible to risks associated with the potential financial instability of the vendors and third parties on which Charter relies to provide products and services or to which it outsources certain functions. The same economic conditions that may affect Charter’s customers, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of Charter’s vendors or third parties upon which Charter relies. Any interruption in the services provided by Charter’s vendors or by third parties could adversely affect Charter’s cash flow, results of operation and financial condition.

Charter faces risks inherent in its commercial business.

Charter may encounter unforeseen difficulties as it increases the scale of its service offerings to businesses. Charter sells Internet access, data networking and fiber connectivity to cellular towers and office buildings, video and business voice services to businesses and has increased its focus on growing this business. In order to grow its commercial business, Charter expects to continue investment in technology, equipment and personnel focused on the commercial business. Commercial business customers often require service level agreements and generally have heightened customer expectations for reliability of services. If its efforts to build the infrastructure to scale the commercial business are not successful, the growth of Charter’s commercial services business would be limited. Charter depends on interconnection and related services provided by certain third parties for the growth of its commercial business. As a result, its ability to implement changes as the services grow may be limited. If Charter is unable to meet these service level requirements or expectations, its commercial business could be adversely affected. Finally, Charter expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, Charter is unable to predict the effect that ongoing or future developments in these areas might have on its voice and commercial businesses and operations.

Programming costs are rising at a much faster rate than wages or inflation, and Charter may not have the ability to reduce or moderate the growth rates of, or pass on to its customers, its increasing programming costs, which would adversely affect its cash flow and operating margins.

Video programming has been, and is expected to continue to be, its largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming. Charter expects programming costs to continue to increase because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers with additional selling power as a result of media consolidation, incremental programming, including new sports services, out-of-home or non-linear programming and attempts by programmers to replace advertising revenue they are losing to online marketing options and as a result of declining viewership ratings. The inability to fully pass these programming cost increases on to Charter’s customers has had an adverse impact on its cash flow and operating margins associated with the video product. Charter has programming contracts that have expired and others that will expire at or before the end of 2016. There can be no assurance that these agreements will be renewed on acceptable, favorable or comparable terms, or at all. To the extent that Charter is unable to reach agreement with certain programmers on terms that Charter believes are reasonable, Charter may be forced to remove such programming channels from its line-up, which could result in a further loss of customers. Charter’s failure to carry programming that is attractive to its subscribers could adversely impact its subscriber levels, operations and financial results. In addition, if its high-speed data subscribers are unable to access desirable content online because content providers block or limit access by Charter’s subscribers as a class, its ability to gain and retain subscribers, especially high-speed data subscribers, may be negatively impacted.

Increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent are likely to further increase Charter’s programming costs. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the latter, cable operators are not allowed to carry the station’s signal without the station’s permission. In some cases, Charter carries stations under short-term arrangements while Charter attempts to negotiate new long-term retransmission agreements. If negotiations with these programmers prove unsuccessful, they could require Charter to cease carrying their signals, possibly for an indefinite period. Any loss of stations could make Charter’s video service less attractive to customers, which could result in less subscription and advertising revenue. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services, as well as increased fees for retransmission rights, may increase Charter’s programming expenses and diminish the amount of capacity Charter has available to introduce new services, which could have an adverse effect on its business and financial results.

Charter’s inability to respond to technological developments and meet customer demand for new products and services could adversely affect its ability to compete effectively.

Charter operates in a highly competitive, consumer-driven and rapidly changing environment. Its success is, to a large extent, dependent on its ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers’ changing demands and distinguish its services from those of its competitors. Charter may not be able to accurately predict technological trends or the success of new products and services. If Charter chooses technologies or equipment that are less effective, cost-efficient or attractive to customers than those chosen by its competitors, if Charter offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, or Charter is not able to fund the expenditures necessary to keep pace with technological developments, its competitive position could deteriorate, and its business and financial results could suffer.

The ability of some of Charter’s competitors to introduce new technologies, products and services more quickly than Charter does may adversely affect its competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require Charter in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services that Charter currently offers to customers separately or at a premium. In addition, the uncertainty of Charter’s ability, and the costs, to obtain intellectual property rights from third parties could impact its ability to respond to technological advances in a timely and effective manner.

The implementation of Charter’s network-based user interface, Spectrum Guide, and downloadable security necessary for its Worldbox set-top box strategy, may ultimately be unsuccessful or more expensive than anticipated. In order to realize the benefits of the Worldbox technology, Charter must implement its downloadable conditional access security in its regional video networks. Charter’s inability to maintain and expand its upgraded systems and provide advanced services such as a state of the art user interface in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect Charter’s ability to attract and retain customers. Consequently, its growth, financial condition and results of operations could suffer materially.

Charter depend on third party service providers, suppliers and licensors; thus, if Charter are unable to procure the necessary services, equipment, software or licenses on reasonable terms and on a timely basis, Charter’s ability to offer services could be impaired, and Charter’s growth, operations, business, financial results and financial condition could be materially adversely affected.

Charter depends on a limited number of third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of its services. Some of Charter’s hardware, software and operational support vendors, and service providers represent its sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with Charter or otherwise fails to perform its obligations in a timely manner, demand exceeds these vendors’ capacity, they experience operating or financial difficulties, they significantly increase the amount Charter pay for necessary products or services, or they cease production of any necessary product due to lack of demand, profitability or a change in ownership or are otherwise unable to provide the equipment or services Charter needs in a timely manner, at its specifications and at reasonable prices, its ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay Charter’s ability to serve its customers. In addition, the existence of only a limited number of vendors of key technologies can lead to less product innovation and higher costs. These events could materially and adversely affect Charter’s ability to retain and attract customers and its operations, business, financial results and financial condition.

Charter’s cable systems have historically been restricted to using one of two proprietary conditional access security systems, which Charter believes has limited the number of manufacturers producing set-top boxes for such systems. As an alternative, Charter has developed a conditional access security system which may be downloaded into set-top boxes with features Charter specifies that could be provided by a variety of manufacturers. Charter refers to its specified set-top box as the Worldbox. In order to realize the benefits of Charter’s Worldbox technology, Charter must now implement the conditional access security system across its video network. Charter cannot provide assurances that this implementation will ultimately be successful or completed in the expected timeframe or at the expected budget.

Charter’s business may be adversely affected if Charter cannot continue to license or enforce the intellectual property rights on which its business depends.

Charter relies on patent, copyright, trademark and trade secret laws and licenses and other agreements with its employees, customers, suppliers and other parties to establish and maintain Charter’s intellectual property rights in technology and the products and services used in its operations. Also, because of the rapid pace of technological change, Charter both develops its own technologies, products and services and relies on technologies developed or licensed by third parties. However, any of Charter’s intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit Charter to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. Charter may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all. In addition, claims of intellectual property infringement could require Charter to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require Charter to change its business practices or offerings and limit its ability to compete effectively. Even unsuccessful claims can be time-consuming and costly to defend and may divert management’s attention and resources away from Charter’s business. In recent years, the number of intellectual property infringement claims has been increasing in the communications and entertainment industries, and, with increasing frequency, Charter is party to litigation alleging that certain of its services or technologies infringe the intellectual property rights of others.

Various events could disrupt Charter’s networks, information systems or properties and could impair its operating activities and negatively impact Charter’s reputation and financial results.

Network and information systems technologies are critical to Charter’s operating activities, both for its internal uses, such as network management and supplying services to Charter’s customers, including customer service operations and programming delivery. Network or information system shutdowns or other service disruptions caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber attacks,” process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyber attacks” on companies have continued to increase in frequency, scope and potential harm in recent years. While Charter develops and maintains systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. Charter, and the third parties on which Charter relies, may be unable to anticipate these techniques or implement adequate preventative measures. While from time to time attempts have been made to access Charter’s network, these attempts have not as yet resulted in any material release of information, degradation or disruption to its network and information systems.

Charter’s network and information systems are also vulnerable to damage or interruption from power outages, telecommunications failures, accidents, natural disasters (including extreme weather arising from short-term or any long-term changes in weather patterns), terrorist attacks and similar events. Further, the impacts associated with extreme weather or long-term changes in weather patterns, such as rising sea levels or increased and intensified storm activity, may cause increased business interruptions or may require the relocation of some of Charter’s facilities. Charter’s system redundancy may be ineffective or inadequate, and Charter’s disaster recovery planning may not be sufficient for all eventualities.

Any of these events, if directed at, or experienced by, Charter or technologies upon which Charter depends, could have adverse consequences on Charter’s network, customers and business, including degradation of service, service disruption, excessive call volume to call centers, and damage to Charter’s or its customers' equipment and data. Large expenditures may be necessary to repair or replace damaged property, networks or information systems or to protect them from similar events in the future. Moreover, the amount and scope of insurance that Charter maintains against losses resulting from any such events or security breaches may not be sufficient to cover Charter’s losses or otherwise adequately compensate Charter for any disruptions to its business that may result. Any such significant service disruption could result in damage to Charter’s reputation and credibility, customer dissatisfaction and ultimately a loss of customers or revenue. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect Charter’s growth, financial condition and results of operations.

Furthermore, Charter’s operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in its information technology systems and networks and those of its third- party vendors, including customer, personnel and vendor data. Charter provides certain confidential, proprietary and personal information to third parties in connection with its business, and there is a risk that this information may be compromised.

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like Charter’s that process, store and transmit large amount of data, including personal information for Charter’s customers. Charter could be exposed to significant costs if such risks were to materialize, and such events could damage Charter’s reputation, credibility and business and have a negative impact on its revenue. Charter could be subject to regulatory actions and claims made by consumers in private litigations involving privacy issues related to consumer data collection and use practices. Charter also could be required to expend significant capital and other resources to remedy any such security breach.

Charter’s business may be adversely affected if it fails to reach distribution agreements providing for carriage of the Lakers’ RSNs and SportsNet LA or if such agreements are on unfavorable terms.

Charter has entered into long-term contracts for certain sports programming rights, including a media rights agreement with the Los Angeles Lakers and a services agreement with American Media Productions, which owns SportsNet LA, a regional sports network that carries the Los Angeles Dodgers’ baseball games and other sports programming. There can be no assurance that Charter will be successful in reaching agreements with other MVPDs to distribute sports programming for which Charter has distribution rights or responsibility for affiliate sales services or, if agreements are reached, that revenue from such agreements will exceed or sufficiently offset Charter’s payments under the rights or services agreements, as well as the other costs Charter incurs in producing and distributing the programming pursuant to the terms of these agreements.

For tax purposes, Charter could experience a deemed ownership change in the future that could limit its ability to use its tax loss carryforwards.

Charter had approximately $11.5 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $4.0 billion as of May 17, 2016. Federal tax net operating loss carryforwards expire in the years 2019 through 2035. These losses resulted from the operations of Charter Holdings and its subsidiaries. In addition, Charter had state tax net operating loss carryforwards resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $289 million as of May 17, 2016. State tax net operating loss carryforwards generally expire in the years 2016 through 2035.

In the past, Charter have experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned, directly or indirectly, by “5-percent stockholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned, directly or indirectly, by such “5-percent stockholders” at any time over the preceding three years. As a result, Charter is subject to an annual limitation on the use of its loss carryforwards which existed at November 30, 2009 for the first “ownership change,” those that existed at May 1, 2013 for the second “ownership change,” and those created at May 18, 2016 for the third "ownership change." The limitation on Charter’s ability to use its loss carryforwards, in conjunction with the loss carryforward expiration provisions, could reduce its ability to use a portion of its loss carryforwards to offset future taxable income, which could result in Charter being required to make material cash tax payments. Charter’s ability to make such income tax payments, if any, will depend at such time on its liquidity or its ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdings and its subsidiaries.

If Charter were to experience additional ownership changes in the future (as a result of purchases and sales of stock by its “5-percent stockholders,” new issuances or redemptions of its stock, certain acquisitions of its stock and issuances, redemptions, sales or other dispositions or acquisitions of interests in Charter’s “5-percent stockholders”), its ability to use its loss carryforwards could become subject to further limitations.

The IRS (as defined below) and state and local tax authorities may challenge the tax characterizations of Legacy Time Warner Cable’s Adelphia Acquisition, the Redemptions and the Exchange (each as defined below), or Legacy Time Warner Cable’s related valuations, and any successful challenge by the IRS or state or local tax authorities could materially adversely affect Charter’s tax profile, significantly increase its future cash tax payments and significantly reduce its future earnings and cash flow.

The 2006 acquisition by TW NY Cable Holding Inc. (“TW NY”), a Legacy Time Warner Cable affiliate and Comcast Corporation (“Comcast”) of assets comprising in aggregate substantially all of the cable assets of Adelphia Communications Corporation (the “Adelphia Acquisition”) was designed to be a fully taxable asset sale, the redemption by Legacy Time Warner Cable of Comcast’s interests in Legacy Time Warner Cable (the “TWC Redemption”) was designed to qualify as a tax-free split-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the redemption by Time Warner Entertainment Company, L.P. (“TWE”) of Comcast’s interests in TWE (the “TWE Redemption” and collectively with the TWC Redemption, the “Redemptions”) was designed as a redemption of Comcast’s partnership interest in TWE, and the exchange between TW NY and Comcast immediately after the Adelphia Acquisition (the “Exchange”) was designed as an exchange of designated cable systems. There can be no assurance, however, that the Internal Revenue Service (the “IRS”) or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) will not challenge one or more of such characterizations or Legacy Time Warner Cable’s related valuations. Such a successful challenge by the Tax Authorities could materially adversely affect Charter’s tax profile (including Legacy Time Warner Cable’s ability to recognize the intended tax benefits from these transactions), significantly increase Charter’s future cash tax payments and significantly reduce its future earnings and cash flow. The tax consequences of the Adelphia Acquisition, the Redemptions and the Exchange are complex and, in many cases, subject to significant uncertainties, including, but not limited to, uncertainties regarding the application of federal, state and local income tax laws to various transactions and events contemplated therein and regarding matters relating to valuation.

If Legacy Time Warner Cable’s Separation Transactions (as defined below), including the Distribution (as defined below), do not qualify as tax-free, either as a result of actions taken or not taken by Time Warner Cable or as a result of the failure of certain representations by Legacy Time Warner Cable to be true, Legacy Time Warner Cable has agreed to indemnify Time Warner Inc. for its taxes resulting from such disqualification, which would be significant.

As part of Legacy Time Warner Cable’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), Time Warner received a private letter ruling from the IRS and Time Warner and Time Warner Cable received opinions of tax counsel confirming that the transactions undertaken in connection with the Separation, including the transfer by a subsidiary of Time Warner of its 12.43% non-voting common stock interest in TW NY to Time Warner Cable in exchange for 80 million newly issued shares of Legacy Time Warner Cable’s Class A common stock, Legacy Time Warner Cable’s payment of a special cash dividend to holders of Legacy Time Warner Cable’s outstanding Class A and Class B common stock, the conversion of each share of Legacy Time Warner Cable’s outstanding Class A and Class B common stock into one share of Legacy Time Warner Cable common stock, and the pro-rata dividend of all shares of Legacy Time Warner Cable common stock held by Time Warner to holders of record of Time Warner’s common stock (the “Distribution” and, together with all of the transactions, the “Separation Transactions”), should generally qualify as tax-free to Time Warner and its stockholders for U.S. federal income tax purposes. The ruling and opinions rely on certain facts, assumptions, representations and undertakings from Time Warner and Legacy Time Warner Cable regarding the past and future conduct of the companies’ businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Time Warner and its stockholders may not be able to rely on the ruling or the opinions and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions, the IRS could determine on audit that the Separation Transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or for other reasons, including as a result of significant changes in the stock ownership of Time Warner or Legacy Time Warner Cable after the Distribution.

Under the tax sharing agreement among Time Warner and Legacy Time Warner Cable, Legacy Time Warner Cable generally would be required to indemnify Time Warner against its taxes resulting from the failure of any of the Separation Transactions to qualify as tax-free as a result of (i) certain actions or failures to act by Legacy Time Warner Cable or (ii) the failure of certain representations made by Legacy Time Warner Cable to be true. In addition, even if Legacy Time Warner Cable bears no contractual responsibility for taxes related to a failure of the Separation Transactions to qualify for their intended tax treatment, Treasury regulation section 1.1502-6 imposes on Legacy Time Warner Cable several liability for all Time Warner federal income tax obligations relating to the period during which Legacy Time Warner Cable was a member of the Time Warner federal consolidated tax group, including the date of the Separation Transactions. Similar provisions may apply under foreign, state or local law. Absent Legacy Time Warner Cable causing the Separation Transactions to not qualify as tax-free, Time Warner has indemnified Legacy Time Warner Cable against such several liability arising from a failure of the Separation Transactions to qualify for their intended tax treatment.

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

Charter continuously evaluates and pursues small and large acquisitions and strategic investments in businesses, products or technologies that it believes could complement or expand its business or otherwise offer growth or cost-saving opportunities. From time to time, Charter may enter into letters of intent with companies with which it is negotiating for potential acquisitions or investments, or as to which it is conducting due diligence. An investment in, or acquisition of, complementary businesses, products or technologies in the future could materially decrease the amount of Charter’s available cash or require Charter to seek additional equity or debt financing. Charter may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into its existing business and operations. Charter’s due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

Additionally, in connection with any acquisitions Charter completes, including the recently completed Transactions, Charter may not achieve the growth, synergies or other financial and operating benefits Charter expected to achieve, and Charter may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect its operating results or financial position or could otherwise harm its business. The combined company’s success in realizing these cost synergies, growth opportunities and other financial and operating benefits, and the timing of this realization, depends on the successful integration of the business operations obtained in the TWC Transaction and the Bright House Transaction. Even if Charter is able to integrate the business operations obtained such transactions successfully, it is not possible to predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from such transactions may be offset by costs incurred in integrating new business operations or in obtaining or attempting to obtain regulatory approvals, or increased operating costs that may be experienced as a result of the transactions. Realization of any benefits and cost synergies could be affected by the factors described in other risk factors and a number of factors beyond Charter’s control, as applicable, including, without limitation, general economic conditions, increased operating costs, the response of competitors and vendors and regulatory developments. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology, individually or across multiple opportunities, could divert management and employee time and resources from other matters.

Risks Related to Regulatory and Legislative Matters

Charter’s business is subject to extensive governmental legislation and regulation, which could adversely affect its business.

Regulation of the cable industry has increased cable operators' operational and administrative expenses and limited their revenues. Cable operators are subject to various laws and regulations including those covering the following:

•	the provisioning and marketing of cable equipment and compatibility with new digital technologies;
•	customer and employee privacy and data security;
•	limited rate regulation of video service;
•	copyright royalties for retransmitting broadcast signals;
•	when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;
•	the provision of channel capacity to unaffiliated commercial leased access programmers;
•	limitations on Charter’s ability to enter into exclusive agreements with MDU complexes and control its inside wiring;
•	the provision of high-speed Internet service, including net neutrality or open Internet rules;

•	the provision of voice communications;
•	cable franchise renewals and transfers;
•	equal employment opportunity, emergency alert systems, disability access, technical standards, marketing practices,
•	customer service, and consumer protection; and
•	approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant's business in order to secure approval of the proposed transaction.

Additionally, many aspects of these laws and regulations are often the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over Charter’s cable systems, which may compound the regulatory risks Charter already faces, and proposals that might make it easier for its employees to unionize. Some states are considering adopting energy efficiency regulations governing the operation of equipment (such as broadband modems) that Charter uses to deliver Internet services, which could constrain innovation in broadband services and equipment. Congress and various federal agencies are also considering legislation and rules that would further regulate Charter, such as new privacy restrictions and new restrictions on the use of personal and profiling information for behavioral advertising. In response to recent global data breaches, malicious activity and cyber threats, as well as the general increasing concerns regarding the protection of consumers’ personal information, Congress and various federal agencies are also considering the adoption of new data security and cybersecurity legislation and regulation that could result in additional network and information security requirements for Charter’s business. These new laws, as well as existing legal and regulatory obligations, and increased enforcement by the FCC and other agencies, could affect its operations and require significant expenditures.

Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on Charter’s business.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones. Any future legislative, judicial, regulatory or administrative actions may increase Charter’s costs or impose additional restrictions on Charter’s businesses. For example, on February 26, 2015, the FCC adopted an order that (1) reclassified broadband Internet service as a Title II service, (2) applied certain existing Title II provisions and associated regulations (including requiring that rates and practices be just, reasonable, and nondiscriminatory, allowing complaints in court and before the FCC, imposing privacy and disability obligations, and providing broadband providers with access to poles and conduits), (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary, and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization, and unreasonable interference with the ability of end users and edge providers to reach each other. The order also subjected broadband providers’ Internet traffic exchange rates and practices to potential FCC oversight for the first time and created a mechanism for third parties to file complaints regarding these matters. The U.S. Court of Appeal upheld the order in full on June 14, 2016.

The FCC is considering numerous other regulatory changes. For example, the FCC is considering the appropriate regulatory framework for VoIP service, including whether that service should be regulated under Title II. In addition, the FCC recently issued a proposal to impose new regulations on Charter’s point to point transport (“special access”) service. Charter cannot predict future developments in these areas, and Charter is already subject to Charter-specific conditions regarding certain Internet practices as a result of the FCC’s approval of the Transactions, but any changes to the regulatory framework for Charter’s Internet or VoIP services could have a negative impact on its business and results of operations.

The FCC is also considering the possibility of new navigation device rules. On February 18, 2016, the FCC adopted a Notice of Proposed Rulemaking proposing rules that would require Charter to make disaggregated “information flows” available to set-top boxes and apps supplied by third parties in accordance with standards to be developed by a standard setting body. In a separate Notice of Proposed Rulemaking, issued by the FCC on April 1, 2016, the FCC proposed extending and expanding customer privacy and information security obligations to broadband Internet service providers. It remains uncertain what rules, if any, will ultimately be adopted in these proceedings and what operating or financial impact any such rules might have on Charter, including on the security of the content Charter obtains from programmers that is delivered over any third party navigation device, customer privacy and the user experience. In addition, the FCC’s Enforcement Bureau is actively investigating various industry practices and imposing forfeitures for alleged regulatory violations.

Charter’s cable system franchises are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect its business.

Charter cable systems generally operate pursuant to franchises, permits, and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, local franchises have not been renewed at expiration, and Charter has operated and is operating under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.

Charter cannot assure you that it will be able to comply with all significant provisions of its franchise agreements and certain of its franchisers have from time to time alleged that Charter has not complied with these agreements. Additionally, although historically Charter has renewed its franchises without incurring significant costs, Charter cannot assure you that it will be able to renew, or to renew as favorably, its franchises in the future. A termination of or a sustained failure to renew a franchise in one or more key markets could adversely affect Charter’s business in the affected geographic area.

Charter’s cable system franchises are non-exclusive. Accordingly, local and state franchising authorities can grant additional franchises and create additional competition for Charter’s products, resulting in overbuilds, which could adversely affect results of operations.

Charter’s cable system franchises are non-exclusive. Consequently, local and state franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In some cases, local government entities and municipal utilities may legally compete with Charter on more favorable terms. The FCC recently adopted an order (currently under appeal) rejecting state laws in North Carolina and Tennessee that restricted municipalities from providing broadband service. In addition, potential competitors (like Google) have recently pursued and obtained local franchises that are more favorable than the incumbent operator’s franchise. As a result, competing operators may build systems in areas in which Charter holds franchises.

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

Broadband delivery of video content is not necessarily subject to the same franchising obligations applicable to Charter’s traditional cable systems. The FCC administers a program that collects Universal Service Fund contributions from telecommunications service providers and uses them to subsidize the provision of telecommunications services in high-cost areas and to low-income consumers and the provision of Internet and telecommunications services to schools, libraries and certain health care providers. A variety of regulatory changes may lead the FCC to expand the collection of Universal Service Fund contributions to encompass Internet service providers. The FCC already has begun to redirect the expenditure of some Universal Service Fund subsidies to broadband deployment in ways that could assist competitors.

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

Charter operates cable systems in locations throughout the United States and, as a result, it is subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect Charter’s tax positions. There can be no assurance that Charter’s effective tax rate or tax payments will not be adversely affected by these initiatives. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on Charter’s services or changing the methodologies or base on which certain fees and taxes are computed. Potential changes include additional taxes or fees on Charter’s services which could impact its customers, combined reporting and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase Charter’s income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that Charter’s tax positions will not be challenged by relevant tax authorities or that Charter would be successful in any such challenge.

Further regulation of the cable industry could impair Charter’s ability to raise rates to cover its increasing costs, resulting in increased losses.

Currently, rate regulation of cable systems is strictly limited to the basic service tier and associated equipment and installation activities, and the FCC recently revised its rules, in response to changed market conditions, to make it more difficult for local franchising authorities to assert rate regulation authority. However, the FCC and Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will further restrict the ability of cable system operators to implement rate increases for Charter’s video services or even for its high-speed Internet and voice services. Should this occur, it would impede Charter’s ability to raise its rates. If Charter is unable to raise its rates in response to increasing costs, its losses would increase.

There has been legislative and regulatory interest in requiring companies that own multiple cable networks to make each of them available on a standalone, rather than a bundled basis to cable operators, and in requiring cable operators to offer historically bundled programming services on an á la carte basis to consumers. While any new regulation or legislation designed to enable cable operators to purchase programming on a standalone basis could be beneficial to Charter, any regulation or legislation that limits how Charter sells programming could adversely affect its business.

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

Cable operators also face significant regulation of their video channel carriage. Charter can be required to devote substantial capacity to the carriage of programming that it might not carry voluntarily, including certain local broadcast signals; local public, educational and governmental access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system). The FCC adopted revised commercial leased access rules which would dramatically reduce the rate Charter can charge for leasing this capacity and dramatically increase its administrative burdens, but these remain stayed while under appeal. Legislation has been introduced in Congress in the past that, if adopted, could impact Charter’s carriage of broadcast signals by eliminating the cable industry’s compulsory copyright license. The FCC also continues to consider changes to the rules affecting the relationship between programmers (including broadcasters) and multichannel video distributors. Future regulatory changes could disrupt existing programming commitments, interfere with Charter’s preferred use of limited channel capacity, increase its programming costs, and limit its ability to offer services that would maximize its revenue potential. It is possible that other legal restraints will be adopted limiting Charter’s discretion over programming decisions.

Charter’s voice service is subject to regulatory burdens which may increase, causing Charter to incur additional costs.

Charter offers voice communications services over its broadband network using VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those Charter offers its customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that Charter’s VoIP services can compete in the market. The scope of these interconnection rights are being reviewed in a current FCC proceeding, which may affect Charter’s ability to compete in the provision of voice services or result in additional costs. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear, and at least one state (Minnesota) has asserted jurisdiction over the company’s VoIP services. Charter has filed a legal challenge to that jurisdictional assertion, which is now pending before a federal district court in Minnesota. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to Charter’s VoIP service, it could cause Charter to incur additional costs. The FCC has already extended certain traditional telecommunications carrier requirements to many VoIP providers such as Charter, including E911, Universal Service fund collection, CALEA, privacy of Customer Proprietary Network Information, number porting, network outage reporting, rural call completion reporting, back-up power obligations, disability access and discontinuance of service requirements.

In 2011, the FCC released an order (subsequently upheld on appeal) that significantly changed the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers, including VoIP service providers like Charter. This change will result in a substantial decrease in intercarrier compensation payments over a multi-year period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Series A, B or C Liberty Broadband common stock during the period.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Proxy and Right of First Refusal Agreement, dated as of May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership, Charter Communications, Inc. and CCH I, LLC (incorporated by reference to Exhibit 10.1 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713) filed with the Securities and Exchange Commission on May 20, 2016).

10.2

Registration Rights Agreement dated May 18, 2016, by and between Liberty Broadband Corporation and Quantum Partners LP (incorporated by reference to Exhibit 10.2 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713) filed with the Securities and Exchange Commission on May 20, 2016).

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

LIBERTY BROADBAND CORPORATION

Date: August 9, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: August 9, 2016	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Proxy and Right of First Refusal Agreement, dated as of May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership, Charter Communications, Inc. and CCH I, LLC (incorporated by reference to Exhibit 10.1 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713) filed with the Securities and Exchange Commission on May 20, 2016).

10.2

Registration Rights Agreement dated May 18, 2016, by and between Liberty Broadband Corporation and Quantum Partners LP (incorporated by reference to Exhibit 10.2 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713) filed with the Securities and Exchange Commission on May 20, 2016).

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