Form 10-Q
period 2016-09-30
Liberty Broadband Corp
filed 2016-11-04
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of October 31, 2016 was:

Series A common stock	26,216,022
Series B common stock	2,467,509
Series C common stock	153,000,247

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2016	2015
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$259,041	655,079
Trade and other receivables, net	1,466	2,462
Short-term marketable securities	—	9,014
Other current assets	3,318	11,692
Total current assets	263,825	678,247
Investments in available-for-sale securities (note 4)	—	439,560
Investment in Charter, accounted for using the equity method (note 5)	9,233,197	2,372,699
Property and equipment, net	868	1,248
Goodwill (note 6)	6,497	6,497
Intangible assets subject to amortization, net (note 6)	9,436	11,887
Deferred income tax assets	—	55,368
Other assets, at cost, net of accumulated amortization	1,577	235
Total assets	$9,515,400	3,565,741
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,635	10,493
Deferred revenue	3,902	2,629
Other current liabilities	2,289	2,254
Total current liabilities	12,826	15,376
Debt (note 7)	598,178	399,703
Deferred income tax liabilities	477,492	—
Deferred revenue	2,326	2,443
Total liabilities	1,090,822	417,522
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,212,441 shares at September 30, 2016 and 26,163,206 shares at December 31, 2015	262	262
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,467,509 shares at September 30, 2016 and 2,467,547 shares at December 31, 2015	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 152,998,895 shares at September 30, 2016 and 74,643,546 shares at December 31, 2015	1,530	746
Additional paid-in capital	7,942,970	3,537,848
Accumulated other comprehensive earnings, net of taxes	7,656	8,905
Retained earnings (accumulated deficit)	472,135	(399,567)
Total equity	8,424,578	3,148,219
Commitments and contingencies (note 10)
Total liabilities and equity	$9,515,400	3,565,741

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(amounts in thousands, except per share amounts)
Revenue	$20,616	15,225	27,413	41,186
Operating costs and expenses
Operating, including stock-based compensation (note 9)	782	1,090	2,099	4,447
Selling, general and administrative, including stock-based compensation (note 9)	9,855	9,515	27,792	32,091
Research and development, including stock-based compensation (note 9)	2,384	3,512	8,040	12,888
Net gain on legal settlement (note 10)	—	—	—	(60,505)
Depreciation and amortization	971	820	2,935	4,920
	13,992	14,937	40,866	(6,159)
Operating income (loss)	6,624	288	(13,453)	47,345
Other income (expense):
Interest expense	(4,090)	(1,816)	(10,547)	(5,496)
Dividend and interest income	190	605	4,697	1,871
Share of earnings (losses) of affiliates (note 5)	19,046	(3,999)	570,178	(65,747)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	—	(23,116)	92,990	(12,091)
Gain (loss) on dilution of investment in affiliate (note 5)	(16,331)	(851)	760,074	(2,113)
Other, net	5	10	112	34
Net earnings (loss) before income taxes	5,444	(28,879)	1,404,051	(36,197)
Income tax benefit (expense)	(1,655)	9,584	(532,349)	14,411
Net earnings (loss) attributable to Liberty Broadband shareholders	$3,789	(19,295)	871,702	(21,786)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.02	(0.19)	6.13	(0.21)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.02	(0.19)	6.10	(0.21)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(amounts in thousands)
Net earnings (loss)	$3,789	(19,295)	871,702	(21,786)
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	—	(114)	(221)	(484)
Share of other comprehensive earnings (loss) of equity method affiliates	247	327	811	980
Other	—	—	(1,839)	—
Other comprehensive earnings (loss), net of taxes	247	213	(1,249)	496
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$4,036	(19,082)	870,453	(21,290)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2016	2015
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$871,702	(21,786)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,935	4,920
Stock-based compensation	4,582	4,782
Share of (earnings) losses of affiliates	(570,178)	65,747
Realized and unrealized (gains) losses on financial instruments, net	(92,990)	12,091
(Gain) loss on dilution of investment in affiliate	(760,074)	2,113
Deferred income tax expense (benefit)	533,626	(26,406)
Other, net	112	(2,565)
Changes in operating assets and liabilities:
Current and other assets	7,954	904
Payables and other liabilities	(2,702)	11,826
Net cash provided by operating activities	(5,033)	51,626
Cash flows from investing activities:
Capital expended for property and equipment	(154)	(2,616)
Purchases of short term investments and other marketable securities	(155,444)	—
Sales of short term investments and other marketable securities	164,458	—
Investment in equity method affiliate	(5,000,000)	—
Other investing activities, net	453	112
Net cash used in investing activities	(4,990,687)	(2,504)
Cash flows from financing activities:
Cash received from rights offering	—	697,309
Borrowings of debt	200,000	40,000
Repayments of debt	—	(40,000)
Cash received from issuance of Series C Liberty Broadband common stock	4,400,000	—
Proceeds from issuance of financial instruments	—	30,158
Payments from settlements of financial instruments	—	(182,192)
Other financing activities, net	(318)	4,178
Net cash provided by financing activities	4,599,682	549,453
Net increase in cash	(396,038)	598,575
Cash and cash equivalents, beginning of period	655,079	44,809
Cash and cash equivalents, end of period	$259,041	643,384

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

						Accumulated	Retained
					Additional	other	earnings
	Preferred	Common stock			paid-in	comprehensive	(accumulated)
	Stock	Series A	Series B	Series C	capital	earnings	deficit	Total equity
	(amounts in thousands)
Balance at January 1, 2016	$—	262	25	746	3,537,848	8,905	(399,567)	3,148,219
Net earnings (loss)	—	—	—	—	—	—	871,702	871,702
Other comprehensive earnings (loss)	—	—	—	—	—	(1,249)	—	(1,249)
Stock-based compensation	—	—	—	—	4,002	—	—	4,002
Issuance of common stock upon exercise of stock options	—	—	—	1	1,976	—	—	1,977
Issuance of common stock (note 5)	—	—	—	783	4,399,217	—	—	4,400,000
Other	—	—	—	—	(73)	—	—	(73)
Balance at September 30, 2016	$—	262	25	1,530	7,942,970	7,656	472,135	8,424,578

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

During May 2014, the board of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a newly formed company to be called Liberty Broadband Corporation (“Liberty Broadband” or the “Company”), and to distribute subscription rights to acquire shares of Liberty Broadband Series C common stock (the “Broadband Spin-Off”). Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. These financial statements refer to the combination of the aforementioned subsidiary, investments, and financial instruments as “Liberty Broadband,” “the Company,” “us,” “we” and “our” in the notes to the condensed consolidated financial statements.

In the Broadband Spin-Off record holders of Liberty’s former Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them, with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, stockholders received a subscription right to acquire one share of Liberty Broadband Series C common stock for every five shares of Liberty Broadband common stock they held at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Liberty Broadband Series C common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges for total proceeds of $697 million. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband. The Broadband Spin-Off and rights offering were intended to be tax-free to stockholders of Liberty and Liberty Broadband, respectively. During September 2015, Liberty entered into a closing agreement with the IRS which provided that the Broadband Spin-Off qualified for tax-free treatment. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

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

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company adopted this guidance in the third quarter of 2016.  In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. Based on the Company’s analysis, no cumulative effect adjustment to retained earnings was necessary for tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures. The presentation changes for excess tax benefits have been applied retrospectively in the condensed consolidated statements of cash flows, resulting in the reclassification of $1.2 million of excess tax benefits for the nine months ended September 30, 2015, from cash flows from financing activities to cash flows from operating activities. There were no excess tax benefits reclassified for the nine months ended September 30, 2016.

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company currently does not plan to early adopt this new guidance, is evaluating the effect that the updated standard will have on its revenue recognition, and has not yet selected a transition method.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Among other things, pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $661 thousand and $656 thousand was reimbursable to Liberty for the three months ended September 30, 2016 and 2015, respectively, and $2.4 million and $1.8 million was reimbursable to Liberty for the nine months ended September 30, 2016 and 2015, respectively.

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

	Liberty Broadband Common Stock
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(numbers of shares in thousands)
Basic EPS	181,621	103,024	142,170	102,140
Potentially dilutive shares (1)	970	662	666	630
Diluted EPS	182,591	103,686	142,836	102,770

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

The Company’s assets and (liabilities) measured at fair value are as follows:

	September 30, 2016			December 31, 2015
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	(amounts in thousands)
Cash equivalents	$251,225	251,225	—	639,956	639,956	—
Short-term marketable securities	$—	—	—	9,014	9,014	—
Available-for-sale securities	$—	—	—	439,560	439,560	—

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued other current liabilities, current portion of debt and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of our long-term debt bears interest at a variable rate and therefore is also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(amounts in thousands)
Time Warner Cable investment and financial instruments (1)(2)(3)	$—	(23,116)	92,990	(12,091)
	$—	(23,116)	92,990	(12,091)

(1)

During the period ended September 30, 2015 the Company had an outstanding written call option on 625,000 Time Warner Cable shares which was cash settled during June 2015 for $48.3 million. Also during the period ended September 30, 2015 the Company had an additional outstanding written call option on 625,000 Time Warner Cable shares which was cash settled during April 2015 for $36.7 million. No written call options on Time Warner Cable shares were outstanding as of September 30, 2016 or December 31, 2015. The unrealized gain during the nine months ended September 30, 2016 is due to an increase in the Time Warner Cable stock price during the period.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Unrealized Holding Gains and Losses

As of December 31, 2015, the gross unrealized holding gain related to investments in AFS securities was $357 thousand. There were no gross unrealized holding gains related to investments in AFS securities as of September 30, 2016. There were no gross unrealized holding losses related to investments in AFS securities for the periods presented.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Transactions completed in connection with the Time Warner Cable Merger

Charter Investment Agreement

On May 18, 2016, Liberty Broadband completed its previously announced investment in New Charter in accordance with the investment agreement dated May 23, 2015 by and among Liberty Broadband, Charter and New Charter (the “Charter Investment Agreement”). Pursuant to the Charter Investment Agreement, immediately following the consummation of the Time Warner Cable Merger, Liberty Broadband purchased from New Charter $4.3 billion of shares of New Charter Class A common stock, par value $0.001 per share, at a price per share of $195.70 following adjustment by the applicable exchange ratio. As a result, Liberty Broadband received approximately 22.0 million shares of New Charter Class A common stock. Liberty Broadband funded its purchase of these shares of New Charter Class A common stock with proceeds from the issuance of Liberty Broadband Series C common stock (note 8).

Charter Contribution Agreement

Also on May 18, 2016, Time Warner Cable common stock held by Liberty Broadband and Liberty Interactive were exchanged, in a tax-free transaction, for shares of New Charter Class A common stock which resulted in each of Liberty Broadband and Liberty Interactive receiving one share of New Charter Class A common stock for each share of Time Warner Cable common stock so exchanged. In the exchange, Liberty Broadband received approximately 2.4 million shares of New Charter Class A common stock, with a fair value of $531.9 million.

Pursuant to the Proxy and Right of First Refusal Agreement, dated May 23, 2015, as amended (the “Liberty Interactive Proxy Agreement”), by and between Liberty Broadband and Liberty Interactive, Liberty Interactive granted Liberty Broadband an irrevocable proxy to vote all shares of New Charter common stock owned beneficially or of record by Liberty Interactive following the closing of the Time Warner Cable Merger, subject to certain limitations. So long as the Liberty Interactive Proxy Agreement is in effect, Liberty Broadband also has a right of first refusal to purchase all or a portion of any shares of New Charter common stock which Liberty Interactive proposes to transfer, subject to certain limitations.

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

Proxy and Right of First Refusal Agreement

In connection with the Bright House Transaction, on May 18, 2016, A/N and Liberty Broadband entered into a proxy agreement, pursuant to which A/N granted Liberty Broadband a five-year proxy to vote shares of New Charter held by A/N, capped at 7% of New Charter’s outstanding shares. As a result, Liberty Broadband controls 25.01% of the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

aggregate voting power of New Charter following the completion of the Time Warner Cable Merger and the Bright House Transaction and is New Charter’s largest stockholder.

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

Investment in Charter

For discussion purposes the term “Charter” will be used to discuss both our previous and current holdings in Charter and New Charter.  It is noted that the ticker symbol for Charter and New Charter are the same, and that Charter (as it existed before the Time Warner Cable Merger was completed) merged into New Charter.

As of September 30, 2016, the carrying value of Liberty Broadband’s ownership in Charter was approximately $9,233 million. The market value of Liberty Broadband’s ownership in Charter as of September 30, 2016 was approximately $14,598 million, which represented an approximate economic ownership of 20% of the outstanding equity of Charter as of that date.

The excess basis is $1,187 million as of September 30, 2016 and has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Property and equipment	$238
Customer relationships	403
Franchise fees	1,170
Trademarks	29
Goodwill	70
Debt	(40)
Deferred income tax liability	(683)
$1,187

Upon acquisition, Liberty Broadband ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the effective interest rate method. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $18.5 million and $17.8 million, net of related taxes, for the three months ended September 30, 2016 and 2015, respectively, and expenses of $23.2 million and $27.6 million, net of related taxes, for the nine months ended September 30, 2016 and 2015, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.  The excess basis amortization during the three and nine months ended September 30, 2015 was offset by the write-off of the excess basis related to debt instruments which Charter repaid during the second quarter of 2015 prior to their contractual maturity.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company had a dilution loss of $16.3 million during the three months ended September 30, 2016, and a dilution gain of $760.1 million during the nine months ended September 30, 2016. The Company had dilution losses of $851 thousand and $2.1 million for the three and nine months ended September 30, 2015, respectively. The dilution gain for the nine months ended September 30, 2016 is primarily attributable to Liberty Broadband’s investment basis in Charter at a price per share below the new equity issued in the Time Warner Cable Merger. The dilution losses during the other periods presented are attributable to dilution from Charter warrant and stock option exercises by outside investors (employees and other third parties) at prices below Liberty Broadband’s book basis per share.

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheet

	September 30, 2016	December 31, 2015
Current assets	$2,781	345
Property and equipment, net	32,881	8,345
Goodwill	30,165	1,168
Intangible assets, net	81,684	6,862
Other assets	1,386	22,596
Total assets	$148,897	39,316
Current liabilities	8,647	1,972
Deferred income taxes	26,260	1,590
Long-term debt	59,946	35,723
Other liabilities	2,969	77
Equity	51,075	(46)
Total liabilities and shareholders’ equity	$148,897	39,316

Charter condensed consolidated statement of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$10,037	2,450	18,728	7,242
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	(6,482)	(1,620)	(12,157)	(4,802)
Depreciation and amortization	(2,437)	(538)	(4,412)	(1,580)
Other operating expenses, net	(194)	(19)	(243)	(69)
	(9,113)	(2,177)	(16,812)	(6,451)
Operating income	924	273	1,916	791
Interest expense, net	(724)	(353)	(1,771)	(871)
Other income (expense), net	66	(8)	(104)	(141)
Income tax benefit (expense)	(16)	142	3,135	72
Net income (loss)	250	54	3,176	(149)
Less: Net income attributable to noncontrolling interests	61	—	108	—
Net income (loss) attributable to Charter shareholders	$189	54	3,068	(149)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2016.

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	September 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$10,823	(8,055)	2,768	10,823	(6,872)	3,951
Customer relationships	10,212	(5,099)	5,113	10,212	(4,076)	6,136
Tradename	2,838	(1,435)	1,403	2,838	(1,154)	1,684
Capitalized software	11,084	(10,932)	152	10,973	(10,857)	116
	$34,957	(25,521)	9,436	34,846	(22,959)	11,887

Effective January 1, 2015, TruePosition’s patents are amortized straight-line over three and a half years and TruePosition’s tradename and customer relationship are amortized straight-line over five and a half years. Capitalized software intangible assets are amortized over three to five years. Amortization expense was $850 thousand and $707 thousand for the three months ended September 30, 2016 and 2015, respectively, and $2.6 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of September 30, 2016 is as follows (amounts in thousands):

Remainder of 2016	$862
2017	$3,372
2018	$2,566
2019	$1,768
2020	$869

(7) Debt

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company (“BroadbandSPV”) entered into two margin loan agreements (the “2014 Margin Loan Agreements”) with each of the lenders party thereto. The 2014 Margin Loan Agreements permit BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the “2014 Margin Loans”), of which BroadbandSPV borrowed $320 million on October 31, 2014. Approximately $300 million of the amount borrowed pursuant to the 2014 Margin Loan Agreements (less certain expenses incurred in connection with the 2014 Margin Loans) was distributed to Liberty prior to the Broadband Spin-Off. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed an additional $52 million to fund the exercise of the warrants to purchase shares of Charter common stock. As of September 30, 2016, Liberty Broadband had drawn $400 million under the 2014 Margin Loan Agreements, with no additional availability. The maturity date of the 2014 Margin Loans is October 30, 2017. Borrowings under the 2014 Margin Loan Agreements bear interest at the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

three-month LIBOR rate plus 1.55%, and have an unused commitment fee of 0.25% per annum based on the average daily unused portion of the 2014 Margin Loans. Borrowings outstanding under these margin loans bore interest at a rate of 2.18% per annum at September 30, 2016. Interest is payable quarterly in arrears beginning on December 31, 2014. The 2014 Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of BroadbandSPV. The 2014 Margin Loan Agreements do not include any financial covenants. The 2014 Margin Loan Agreements also contain restrictions related to additional indebtedness. In connection with Cheetah 5’s (as defined below) execution of the 2016 Margin Loan Agreements (as defined below), the 2014 Margin Loan Agreements were amended to, among other things, permit the transactions under the 2016 Margin Loan Agreements and conform certain of the terms in the 2014 Margin Loan Agreements to the 2016 Margin Loan Agreements.

On March 21, 2016, a wholly-owned special purpose subsidiary of the Company (“Cheetah 5”), entered into two margin loan agreements (the “2016 Margin Loan Agreements”) with each of the lenders thereto. The 2016 Margin Loan Agreements permit Cheetah 5, subject to certain funding conditions, to borrow initial term loans up to an aggregate principal amount equal to $200 million and delayed draw loans (the “Draw Loans”) up to an aggregate principal amount equal to $100 million, for an aggregate total of $300 million (collectively the “2016 Margin Loans”). Cheetah 5 has borrowed $200 million as of September 30, 2016 and had $100 million available to be drawn until March 21, 2017.  The maturity date of the 2016 Margin Loans is March 21, 2018. Borrowings under the 2016 Margin Loans bear interest at the applicable LIBOR rate plus 2.10% per annum and have an unused commitment fee of 0.5% per annum based on the average daily unused portion of the Draw Loans. Borrowings outstanding under these margin loans bore interest at a rate of 2.73% per annum at September 30, 2016.  Interest is payable quarterly in arrears beginning on March 31, 2016. The proceeds of the 2016 Margin Loans were used for the Company’s additional investment in New Charter during May 2016 (note 5). Borrowings may also be used for distribution as a dividend or a return of capital, for the purchase of margin stock and for general corporate purposes. The 2016 Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of Cheetah 5. The 2016 Margin Loan Agreements do not include any financial covenants. The 2016 Margin Loan Agreements also contain restrictions related to additional indebtedness.

BroadbandSPV and Cheetah 5’s obligations under the 2014 Margin Loan Agreements and 2016 Margin Loan Agreements, respectively, are guaranteed by the Company. In addition, BroadbandSPV and Cheetah 5’s obligations are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for BroadbandSPV and Cheetah 5 to meet the loan to value requirements under the 2014 Margin Loan Agreements and 2016 Margin Loan Agreements, respectively. Each agreement contains language that indicates that Liberty Broadband, transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of September 30, 2016, 9.5 million shares of Charter with a value of $2.6 billion were pledged as collateral pursuant to the 2014 Margin Loans and the 2016 Margin Loans.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Stockholder’s Equity

Liberty Broadband funded its purchase of shares of Charter Class A common stock using proceeds of $4.4 billion related to subscriptions for approximately 78.3 million newly issued shares of Liberty Broadband Series C common stock, par value $0.01 per share (the “Series C Shares”), at a price per share of $56.23, which was determined based upon the fair value of Liberty Broadband’s net assets on a sum-of-the parts basis at the time the Investment Agreement was executed. The purchasers of the Series C Shares were Liberty Interactive through its Liberty Ventures Group and certain other third party investors, which all invested on substantially similar terms. One of the third party investors also held a position in Time Warner Cable and agreed to vote its Time Warner Cable shares in favor of the Time Warner Cable Merger. Each of Charter and Liberty Broadband obtained stockholder approval during September 2015 for the issuance of the Charter shares and the Series C Shares, respectively, in accordance with the rules and requirements of the Nasdaq Stock Market. The issuance of the Series C Shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and the rules and regulations of the Securities and Exchange Commission promulgated thereunder.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating expense	$4	(12)	2	4
Selling, general and administrative	1,596	1,292	4,363	4,534
Research and development	136	171	217	244
	$1,736	1,451	4,582	4,782

Liberty Broadband – Grants of Stock Options

There were no options to purchase shares of Series A or Series C common stock granted during the nine months ended September 30, 2016.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2016	630	$32.36
Granted	—	$—
Exercised	(121)	$31.91
Forfeited/cancelled	—	$—
Outstanding at September 30, 2016	509	$32.46	2.4	$19
Exercisable at September 30, 2016	489	$32.31	2.3	$18

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2016	2,761	$41.09
Granted	—	$—
Exercised	(276)	$32.04
Forfeited/cancelled	—	$—
Outstanding at September 30, 2016	2,485	$42.09	6.0	$73
Exercisable at September 30, 2016	915	$32.25	2.3	$36

As of September 30, 2016, the total unrecognized compensation cost related to unvested Awards was approximately $16 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.8 years.  As of September 30, 2016, Liberty Broadband reserved 3.0 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

TruePosition Equity Incentive Plans

On July 29, 2016, all Skyhook Wireless Inc. (“Skyhook”), a wholly owned subsidiary of TruePosition, phantom stock appreciation rights (“PARs”) were converted into PARs granted under the TruePosition Long Term Incentive Plan (“LTIP”) and future awards under the Skyhook LTIP were suspended. Concurrent with the conversion, TruePosition made certain adjustments to the outstanding TruePosition PARs and phantom stock units (“PSUs”) to standardize and simplify the valuation of awards granted under the TruePosition LTIP.  TruePosition issued 4.1 million PARs during the nine months ended September 30, 2016. As of September 30, 2016, the fair value of outstanding PARs and PSUs was approximately

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

$3.5 million. As of September 30, 2016, $1.7 million (Level 3) is included in Other current liabilities in the accompanying condensed consolidated balance sheet for the fair value of TruePosition’s vested long-term incentive plan obligations.

(10) Commitments and Contingencies

Leases

TruePosition leases various properties under operating leases expiring at various times through 2018. TruePosition’s principal facility is under lease through December 2017. Including amounts due to Liberty under the facilities sharing agreement, the Company’s total rental expense was $452 thousand and $622 thousand for each of the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $2.0 million for each of the nine months ended September 30, 2016 and 2015, respectively.

General Litigation

In the ordinary course of business, the Company and its consolidated subsidiaries are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims, including infringement of the intellectual property rights of the Company and its consolidated subsidiaries by third parties. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

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

Indemnification Claims

In the normal course of business, TruePosition provides indemnification to certain customers against specified claims that might arise against those customers from the use of TruePosition’s products. To date, TruePosition has not made any significant reimbursements to any of its customers for any losses related to these indemnification provisions. However, four such claims are currently pending. TruePosition is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although TruePosition’s liabilities in certain of those

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

arrangements are customarily limited in various respects, including monetarily. Accordingly, no accrual was recorded related to indemnification claims as of September 30, 2016 or December 31, 2015.

Certain Risks and Concentrations

The TruePosition business is subject to certain risks and concentrations including dependence on relationships with its customers. Historically, TruePosition had one significant customer whose contract expired on December 31, 2015. The loss of this customer is expected to have a material adverse effect on TruePosition’s business unless TruePosition is able to generate significant new business to replace the financial impact of this customer. For the three and nine months ended September 30, 2015, this customer accounted for 84% and 79%, respectively, of TruePosition’s total revenue.

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

For the nine months ended September 30, 2016, Liberty Broadband has identified the following consolidated subsidiary and equity method investment as its reportable segments:

•

TruePosition—a wholly-owned subsidiary of the Company that, together with its subsidiary Skyhook, provides a WiFi based location platform focused on providing positioning technology, contextual location intelligence solutions, and 911 services domestically.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Performance Measures

	Three months ended September 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
TruePosition	$20,616	11,422	15,225	5,618
Charter	10,037,000	3,442,000	2,450,000	831,000
Corporate and other	—	(2,091)	—	(3,059)
	10,057,616	3,451,331	2,465,225	833,559
Eliminate equity method affiliate	(10,037,000)	(3,442,000)	(2,450,000)	(831,000)
Consolidated Liberty Broadband	$20,616	9,331	15,225	2,559

	Nine months ended September 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
TruePosition	$27,413	1,234	41,186	5,681
Charter	18,728,000	6,496,000	7,242,000	2,429,000
Corporate and other	—	(7,170)	—	(9,139)
	18,755,413	6,490,064	7,283,186	2,425,542
Eliminate equity method affiliate	(18,728,000)	(6,496,000)	(7,242,000)	(2,429,000)
Consolidated Liberty Broadband	$27,413	(5,936)	41,186	(3,458)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2016
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
TruePosition	$53,415	—	154
Charter	148,897,000	—	32,247,000
Corporate and other	9,461,985	9,233,197	—
	158,412,400	9,233,197	32,247,154
Eliminate equity method affiliate	(148,897,000)	—	(32,247,000)
Consolidated Liberty Broadband	$9,515,400	9,233,197	154

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months		Nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$9,331	2,559	(5,936)	(3,458)
Stock-based compensation	(1,736)	(1,451)	(4,582)	(4,782)
Depreciation and amortization	(971)	(820)	(2,935)	(4,920)
Net gain on legal settlement	—	—	—	60,505
Interest expense	(4,090)	(1,816)	(10,547)	(5,496)
Dividend and interest income	190	605	4,697	1,871
Share of earnings (loss) of affiliates	19,046	(3,999)	570,178	(65,747)
Realized and unrealized gains (losses) on financial instruments, net	—	(23,116)	92,990	(12,091)
Gain (loss) on dilution of investment in affiliate	(16,331)	(851)	760,074	(2,113)
Other, net	5	10	112	34
Earnings (loss) before income taxes	$5,444	(28,879)	1,404,051	(36,197)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliate; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

•

the ability of Charter (as defined below) to sustain and grow revenue and cash flow from operations by offering video, Internet, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in its markets and to maintain and grow its customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;

•

the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line (“DSL”) providers, fiber to the home providers, video provided over the Internet by (i) market participants that have not historically competed in the multichannel video business, (ii) traditional multichannel video distributors, and (iii) content providers that have historically licensed cable networks to multichannel video distributors, and providers of advertising over the Internet;

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;
•	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
•

the development and deployment of new products and technologies, including cloud-based user interface, Spectrum Guide®, and downloadable security for set top boxes and any other cloud-based consumer services and service platforms;

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
•

the ability of New Charter (as defined below) to achieve the synergies and value creation contemplated by the Time Warner Cable Merger and the Bright House Transaction (each as defined below and collectively, the “Transactions”);

•	New Charter’s ability to promptly, efficiently and effectively integrate acquired operations;
•	the ability of New Charter to manage a significantly larger company than before the completion of the Transactions;
•	diversion of management time on issues related to the integration of Time Warner Cable and Bright House’s operations;
•

changes in Charter’s, Time Warner Cable’s or Bright House’s (as they each existed before the Time Warner Cable Merger was completed) operations, businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flows;

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto. Additionally, see note 1 in the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

During May 2014, the board of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a newly formed company, Liberty Broadband (as defined below), and to distribute subscription rights to acquire shares of Series C Liberty Broadband common stock (the “Broadband Spin-Off”). Liberty Broadband is comprised of, among other things, (i) Liberty’s former interest in Charter Communications, Inc. (“Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call option and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

In the Broadband Spin-Off record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them for the Broadband Spin-Off, with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, stockholders received a subscription right to acquire one share of Liberty Broadband Series C common stock for every five shares of Liberty Broadband common stock they held at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Liberty Broadband Series C common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges. The Broadband Spin-Off and rights offering were intended to be tax-free to stockholders of Liberty and Liberty Broadband, respectively. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband.

On May 18, 2016, Time Warner Cable merged with Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Charter underwent a corporate reorganization, resulting in New Charter, a former subsidiary of Charter, becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC (“Bright House”) from Advance/Newhouse Partnership (“A/N”) by New Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Charter, Liberty Interactive Corporation (“Liberty Interactive”) and Time Warner Cable. As a result of the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband exchanged its shares of Time Warner Cable for shares of New Charter and purchased additional shares of New Charter. As a result, and pursuant to proxy agreements entered into with Liberty Interactive and A/N, Liberty Broadband controls 25.01% of the aggregate voting power of New Charter following the completion of the Transactions.

The financial information represents a consolidation of the historical financial information of TruePosition, Liberty Broadband’s interest in Charter, Liberty Broadband’s former minority equity investment in Time Warner Cable and certain deferred tax liabilities. This financial information refers to the consolidation of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” here and in the notes to the accompanying condensed consolidated financial statements.

Results of Operations—Consolidated—September 30, 2016 and 2015

Consolidated operating results:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(amounts in thousands)
Revenue	$20,616	15,225	27,413	41,186
Operating expense	778	1,102	2,097	4,443
Research and development	2,248	3,341	7,823	12,644
Selling, general and administrative	8,259	8,223	23,429	27,557
Stock-based compensation	1,736	1,451	4,582	4,782
Net gain on legal settlement (note 10)	—	—	—	(60,505)
Depreciation and amortization	971	820	2,935	4,920
Operating income (loss)	6,624	288	(13,453)	47,345
Less impact of stock-based compensation, net gain on legal settlement, and depreciation and amortization	2,707	2,271	7,517	(50,803)
Adjusted OIBDA	$9,331	2,559	(5,936)	(3,458)

Revenue

Revenue increased $5.4 million and decreased $13.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. The increase in revenue for the three months ended September 30, 2016 was due to a new license agreement entered into during the period. On September 1, 2016, TruePosition, together with its wholly-owned subsidiary Skyhook Wireless, Inc. (“Skyhook”) entered into a confidential license agreement pursuant to which TruePosition and Skyhook agreed to grant to the licensee a perpetual, non-exclusive, non-transferable, worldwide license to patents and patent applications owned by the companies. In exchange for this grant, the licensee agreed to pay a one-time lump sum payment of $17.5 million that was recognized as revenue during the three months ended September 30, 2016. The three months ended revenue growth was partially offset by the loss of TruePosition’s largest customer whose contract expired on December 31, 2015. The lost customer accounted for 84% and 79% of TruePosition’s total revenue for the three and nine months ended September 30, 2015, respectively.  A significant decline in TruePosition’s operations is expected to continue unless TruePosition is able to generate sufficient new business to replace the financial impacts of this customer. For the nine month period ended September 30, 2016, the impacts from the loss of this customer more than offset those of the new license agreement.

Operating expense, research and development, and selling, general and administrative expenses

Operating expense and research and development expense decreased compared to the same periods in the prior year, primarily as a result of headcount reductions and other cost containment measures taken by TruePosition. Selling, general and administrative expense for the three months ended September 30, 2016 were relatively flat compared to the same period in the prior year as the impacts of headcount reductions and other cost containment measures were offset by legal expenses associated with the new license agreement and the settlement of a sales tax matter.  For the nine month period ended September 30, 2016, selling, general and administrative expense decreased compared to the corresponding period in the prior year as a result of headcount reductions, other cost containment measures and decreased legal expenses.  Legal expenses increased $927 thousand and decreased $2.0 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. Legal expenses increased in the three months ended September 30, 2016 due to legal costs associated with the license agreement and decreased in the nine months ended September 30, 2016 primarily as a result of the settlement of Skyhook’s patent infringement lawsuit during the first quarter of 2015, offset by corporate legal expenses during the second quarter of 2016 related to the Time Warner Cable Merger. Additionally, approximately $439 thousand of lobbying expenses related to the indoor accuracy regulations proposed by the FCC were incurred during the nine months ended September 30, 2015. Lobbying costs decreased significantly after the first quarter of 2015 based upon rulemaking timelines, and no lobbying costs have been incurred during 2016.

Stock-based compensation

The slight increase in stock-based compensation of $285 thousand for the three months ended September 30, 2016 as compared to the corresponding period in the prior year was due to adjustments made to certain outstanding awards which increased their fair value coupled with additional grants of awards made during the quarter.  The slight decrease of $200 thousand for the nine months ended September 30, 2016 as compared to the corresponding period in the prior year, was primarily due to a decrease in the number of vested outstanding awards under TruePosition’s long-term incentive plans as a result of headcount reductions.

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

Depreciation and amortization

Depreciation and amortization expense increased by $151 thousand and decreased by $2.0 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The slight increase during the three months ended September 30, 2016 as compared to the corresponding period in the prior year is due to the acquisition of certain intangible assets in September 2015.  The decrease in depreciation and amortization expense during the nine months ended September 30, 2016 as compared to the corresponding period in the prior year is primarily due to the write-off of fixed assets during the first quarter of 2015. The assets written off were comprised of assets related to the abandonment of a product development project by TruePosition during the period.

Operating Income (Loss)

Operating income increased $6.3 million and decreased $60.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year due to the items discussed above.

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

Adjusted OIBDA increased $6.8 million and decreased $2.5 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. Adjusted OIBDA for the three months ended September 30, 2016 and 2015 includes $2.1 million and $3.1 million of corporate selling, general and administrative costs, respectively. Adjusted OIBDA for the nine months ended September 30, 2016 and 2015 includes $7.2 million and $9.1 million of corporate selling, general and administrative costs, respectively.  The increase in TruePosition Adjusted OIBDA for the three months ended September 30, 2016 is primarily due to the new license agreement partially offset by the loss of TruePosition’s largest customer as discussed above. The decline in TruePosition Adjusted OIBDA for the nine months ended September 30, 2016 is due to the decline in revenue during the current period as a result of the loss of TruePosition’s largest customer, partially offset by the new license agreement and lower operating expenses as discussed above.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(amounts in thousands)
Other income (expense):
Interest expense	$(4,090)	(1,816)	(10,547)	(5,496)
Dividend and interest income	190	605	4,697	1,871
Share of earnings (losses) of affiliates	19,046	(3,999)	570,178	(65,747)
Realized and unrealized gains (losses) on financial instruments, net	—	(23,116)	92,990	(12,091)
Gain (loss) on dilution of investment in affiliate	(16,331)	(851)	760,074	(2,113)
Other, net	5	10	112	34
	$(1,180)	(29,167)	1,417,504	(83,542)

Interest expense

Interest expense increased $2.3 million and $5.1 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The increase is primarily due to additional amounts outstanding on the 2014 Margin Loan Agreements and 2016 Margin Loan Agreements (as defined in note 7 to the accompanying condensed consolidated financial statements) during the current periods as compared to corresponding periods in the prior year.

Dividend and interest income

Dividend and interest income decreased $415 thousand and increased $2.8 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease in dividend and interest income for the three months ended September 30, 2016 as compared to the same period in the prior year is the result of a loss of dividend income due to the Time Warner Cable Merger during May 2016. The increase in dividend and interest income during the nine months ended September 30, 2016 as compared to the same period in the prior year is due to contractual commitments on the Time Warner Cable shares in 2015. While the dividend rate remained the same, a larger portion of the dividends were passed through to the counterparty in the prior periods, as written call option contracts and a collar agreement on Time Warner Cable shares were outstanding during 2015.

Share of earnings (losses) of affiliates

Share of earnings of affiliates increased $23.0 million and $635.9 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year.

In May 2013, the Company acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants to purchase shares of Charter common stock, for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as-converted basis) in Charter at the time of purchase. Additionally, the Company purchased 897 thousand additional shares of Charter during May 2014 and exercised all of its outstanding warrants to purchase shares of Charter common stock during November 2014, subsequent to completion of the Broadband Spin-Off. Upon acquisition, Liberty Broadband allocated the excess basis between the book basis of Charter and fair value of the shares acquired primarily to intangible assets and debt. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $18.5 million and $17.8 million, net of related taxes, for the three months ended September 30, 2016 and 2015, respectively, and expenses of $23.2 million and $27.6 million for the nine months ended September 30, 2016 and 2015, respectively, due to the amortization related to the excess basis of assets with identifiable useful lives and debt.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(amounts in millions)
Revenue	$10,037	2,450	18,728	7,242
Operating expenses, excluding stock-based compensation	(6,595)	(1,619)	(12,232)	(4,813)
Adjusted OIBDA	3,442	831	6,496	2,429
Depreciation and amortization	(2,437)	(538)	(4,412)	(1,580)
Stock-based compensation	(81)	(20)	(168)	(58)
Operating income	924	273	1,916	791
Other expenses, net	(658)	(361)	(1,875)	(1,012)
Net earnings (loss) before income taxes	266	(88)	41	(221)
Income tax benefit (expense)	(16)	142	3,135	72
Net earnings (loss)	$250	54	3,176	(149)

Charter net earnings increased $196 million and $3,325 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $7,587 million and $11,486 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The Transactions increased revenues for the three and nine months ended September 30, 2016, as compared to the same periods in the prior year by approximately $7.4 billion and $11 billion, respectively. Revenue also increased due to increases in the number of residential Internet and triple play customers and in commercial business customers, growth rates driven by higher equipment revenue and rate increases, offset by a decrease in basic video customers.

The increase in revenue during the three and nine months ended September 30, 2016 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation of $4,976 million and $7,419 million, respectively. The increase in operating expenses was primarily attributable to the Transactions which increased operating costs and expenses by approximately $4.7 billion and $7.0 billion for the three and nine months ended September 30, 2016 compared to the same periods in the prior year.  Operating costs also increased due to an increase in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, and the introduction of new networks, offset by synergies as a result of the Transactions and lower pay-per-view programming expenses. Charter expects programming expenses to continue to increase in future periods, and does not expect to be able to pass the cost increases on to its customers without a potential loss of customers.  Depreciation and amortization increased $1,899 million and $2,832 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase in depreciation and amortization expense was the result of additional depreciation and amortization related to the Transactions inclusive of the incremental amounts as a result of the higher fair values recorded in acquisition accounting. Stock compensation expense increased $61 million and $110 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, primarily due to increases in headcount and the value of equity issued.  Charter’s results were also impacted by an increase in other expenses, net of $297 million and $863 million for the three and nine months ended September 30, 2016, respectively. The increase in other expenses, net is primarily attributable to $724 million and $1,771 million of interest expense that was recognized during the three and nine months ended September 30, 2016 related to term loans and notes held in escrow during the period to fund the Transactions, and debt assumed from Time Warner Cable’s existing debt at the time of the Transactions.  Income tax benefit (expense) decreased $158 million and increased $3,063 million for the three and nine months ended September 30, 2016, respectively. Certain of the deferred tax liabilities that were assumed in connection with the closing of the Transactions will reverse and provide a source of future taxable income, resulting in a reduction of substantially all of Charter’s preexisting valuation allowance associated with its deferred tax assets of approximately $3.3 billion. Such release of Charter’s valuation allowance was recognized directly to income tax benefit in the consolidated statements of operations for the nine months ended September 30, 2016. Income tax expense and benefit for the three and nine months ended September 30, 2016, respectively, were impacted by a change in a state tax law that resulted in approximately $44 million of tax benefit. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net improved $23.1 million and $105.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. Realized and unrealized gains on financial instruments, net are attributable to changes in the fair value of our former investment in Time Warner Cable and corresponding outstanding written call options and collar agreement. Historically, the change in fair value of our investment in Time Warner Cable was directly correlated to changes in the underlying Time Warner Cable stock price. The change in fair value of our derivative instruments related to our former investment in Time Warner Cable was typically inversely correlated to changes in the underlying Time Warner Cable stock price. During the three months ended September 30, 2016 there was no net realized and unrealized gain (loss) as we exited the derivative and Time Warner Cable shares were exchanged for Charter shares during the second quarter of 2016. The net realized and unrealized gain of $93.0 million for the nine months ended September 30, 2016, was attributable to gains in the fair value of our investment in Time Warner Cable prior to the Time Warner Cable Merger, due to increases in the Time Warner Cable stock price during the period. The net realized and unrealized gains of $23.1 million and $12.1 million during the three and nine months ended September 30, 2015, respectively, were primarily attributable to changes in the fair value of our investment in Time Warner Cable and changes in the fair value of our corresponding outstanding written call options and collar agreement on our Time Warner Cable investment due to an increase in the trading price of Time Warner Cable shares during the respective periods.

Gain (loss) on dilution of investment in affiliate

The loss during the three months ended September 30, 2016 is primarily due to the issuance of Charter common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below Liberty Broadband’s book basis per share.  The gain during the nine months ended September 30, 2016 is primarily due to the Time Warner Cable Merger. Even after considering the exchange of Time Warner Cable shares held by Liberty Broadband to shares of New Charter, Liberty Broadband’s interest in New Charter was diluted as a result of the conversion of outstanding Time Warner Cable shares held by third parties into shares of New Charter. However, Liberty Broadband recognized a gain during the period as Liberty Broadband’s investment basis in Charter was at a price per share below the new equity issued in the Time Warner Cable Merger. The loss during the three and nine months ended September 30, 2015 and the three months ended September 30, 2016 is the result of the issuance of Charter common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter warrants and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Other, net

Other, net during the three and nine months ended September 30, 2016 is primarily attributable to a gain on the sale of shares of a certain TruePosition cost investment. Other, net during the three and nine months ended September 30, 2015 is attributable to a gain on the sale of property, plant, and equipment, offset by tax penalties.

Income tax benefit (expense)

During the three and nine months ended September 30, 2016, we had an income tax expense of $1.7 million and $532.3 million, respectively, and the effective rate was approximately 30.4% and 37.9%, respectively.  For the three and nine months ended September 30, 2015 we had an income tax benefit of $9.6 million and $14.4 million, respectively, and the effective tax rate was approximately 33.2% and 39.8%, respectively. The difference between the effective income tax rate of 30.4% and the U.S. Federal income tax rate of 35% for the three months ended September 30, 2016 is primarily due to the effect of state income taxes. The difference between the effective income tax rate of 37.9% and the U.S. Federal income tax rate of 35% for the nine months ended September 30, 2016 is primarily due to the effect of state income taxes. The difference between the effective income tax rate of 33.2% and the U.S. Federal income tax rate of 35% for the three months ended September 30, 2015 is primarily due to a valuation allowance recorded for state NOL carryforwards. The difference between the effective income tax rate of 39.8% and the U.S. Federal income tax rate of 35% for the nine months ended September 30, 2015 is primarily due to the effect of state income taxes.

Liquidity and Capital Resources

As of September 30, 2016 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries), proceeds from asset sales, monetization of our investments, debt borrowings, equity issuances, and dividend and interest receipts.

As of September 30, 2016 Liberty Broadband had a cash balance of $259 million.

	Nine months ended September 30,
	2016	2015
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(5,033)	51,626
Net cash provided (used) by investing activities	$(4,990,687)	(2,504)
Net cash provided (used) by financing activities	$4,599,682	549,453

Prior to the loss of its significant customer on December 31, 2015, TruePosition generally collected the majority of its annual software maintenance from its customers during the first quarter of each calendar year, which is a significant factor contributing to the cash generated from operations in the nine months ended September 30, 2015.  The other major factor contributing to the cash generated from operations in the nine months ended September 30, 2015 was the Google legal settlement, which resulted in net proceeds of $60.5 million.

As discussed in note 5 of the accompanying condensed consolidated financial statements, in support of the Time Warner Cable Merger, the Company issued $4.4 billion additional shares of Series C Liberty Broadband common stock to purchase $4.3 billion in shares of New Charter. Furthermore, as also discussed in note 5 of the accompanying condensed consolidated financial statements, Liberty Broadband used cash on hand and proceeds from the new margin loan to purchase an additional $700 million of New Charter shares in connection with Charter’s proposed acquisition of Bright House Networks from A/N. Additionally, the Company had borrowings of $200 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company paid $152.0 million in net settlements of financial instruments. However, the Company received net proceeds of $697.3 million from the rights offering and borrowed $40 million pursuant to a revolving loan agreement during the nine months ended September 30, 2015, and subsequently repaid the $40 million revolving loan in July 2015.

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

The projected use of our cash will be primarily to fund any operational needs of our subsidiary, to service debt, to fund potential investment opportunities, and to potentially refinance Liberty Broadband’s margin loans that come due in 2017 and 2018. We expect corporate cash to cover these expenses for more than 5 years.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by achieving what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We anticipate achieving this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and/or (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2016, our debt is comprised of the following amounts:

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three and nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes "Legal Proceedings" under Item 3 of Part I. Other than as described below, there have been no material changes from the legal proceedings described in our Form 10-K.

On August 21, 2015, a purported stockholder of Charter filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, Time Warner Cable, A/N and Liberty Broadband announced by Charter on May 26, 2015 (collectively, the “Transactions”). The lawsuit is captioned Sciabacucchi v. Liberty Broadband Corp., C.A. No. 11418-VCG (the “Delaware Action”), and names as defendants Liberty Broadband, Charter, the board of directors of Charter, and New Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions. Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter and the Proxy. In return, the plaintiff agreed his disclosure claims were moot and withdrew his application to enjoin the Transactions. On April 22, 2016, the plaintiff filed an amended complaint in the action relating to the alleged breaches of fiduciary duties. The defendants in the Delaware Action believe that the complaint is without merit. The defendants have filed, and the parties have fully briefed, motions to dismiss the action, and the court has scheduled oral arguments for these motions on November 15, 2016.  The defendants believe they have substantial defenses to this action.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that Time Warner Cable infringed 12 patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. The plaintiff is seeking monetary damages as well as injunctive relief. On October 8, 2015, the court stayed this litigation based on a judgment in a parallel case against Cox Communications, Inc. (“Cox Communications”) in the U.S. District Court for the District of Delaware invalidating six of the 12 patents at issue in that litigation. The stay applied to all 12 patents at issue in Sprint’s complaint against Time Warner Cable. On September 23, 2016, the federal circuit sitting on appeal of the Cox Communications litigation reversed the district court’s order dismissing the Cox Communications companion case. The stay in this case has now been lifted. Charter intends to defend against this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Liberty Broadband Series A, B or C common stock during the period.

During the three months ended September 30, 2016, 60 shares of Liberty Broadband Series A common stock and 121 shares of Liberty Broadband Series C common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

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

LIBERTY BROADBAND CORPORATION

Date: November 4, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: November 4, 2016	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith