Form 10-K
period 2016-12-31
Liberty Broadband Corp
filed 2017-02-17
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty Broadband Corporation computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2016, was $10.2 billion.

The number of outstanding shares of Liberty Broadband Corporation common stock as of January 31, 2017 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	26,270,193	2,467,509	153,059,617

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2017 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY BROADBAND

CORPORATION

2016 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)	General Development of Business

Spin-Off of Liberty Broadband from Liberty Media Corporation

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). At the time of the Broadband Spin-Off, Liberty Broadband was comprised of, (i) Liberty’s former interest in Charter Communications, Inc. (“Legacy Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”, “TWC”, “Legacy Time Warner” or “Legacy TWC”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

In the Broadband Spin-Off, record holders of Liberty’s Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them, with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Liberty Broadband Series C common stock for every five shares of Liberty Broadband common stock they held at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Liberty Broadband Series C common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband. The Broadband Spin-Off and rights offering were intended to be tax-free to stockholders of Liberty and Liberty Broadband, respectively. During September 2015, Liberty entered into a closing agreement with the IRS which provided that the Broadband Spin-Off qualified for tax-free treatment.

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

Charter’s Time Warner Cable Merger and Bright House Transaction

On May 18, 2016, Time Warner Cable merged with Legacy Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in CCH I, LLC, a former subsidiary of Legacy Charter (“Charter”), becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC (“Bright House” or “Legacy Bright House”) from

Advance/Newhouse Partnership (“A/N”) by Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Legacy Charter, Charter, Liberty Interactive Corporation (“Liberty Interactive”) and Time Warner Cable. In connection with the Time Warner Cable Merger and Bright House Transaction (collectively, the “Transactions”), Liberty Broadband exchanged its shares of Time Warner Cable for shares of Charter and purchased additional shares of Charter. As a result, and pursuant to proxy agreements entered into with Liberty Interactive and A/N, Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliate; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•

the ability of Charter to sustain and grow revenue and cash flow from operations by offering video, Internet, voice, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in its markets and to maintain and grow its customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;

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
•

the development and deployment of new products and technologies, including cloud-based user interface, Spectrum Guide®, downloadable security for set top boxes, and any other cloud-based consumer services and service platforms ;

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

•	our ability to successfully monetize certain of our assets;
•	the ability of Charter to achieve the synergies and value creation contemplated by the Time Warner Cable Merger and the Bright House Transaction;
•	Charter’s ability to promptly, efficiently and effectively integrate acquired operations into its own operations;
•	the ability of Charter to manage a significantly larger company than before the completion of the Transactions;
•

changes in Charter’s, Time Warner Cable’s or Bright House’s (as they existed before the Transactions were completed) operating, businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flows;

•	disruption in the existing business relationships of Charter, Time Warner Cable and Bright House as a result of the Transactions;
•	the increase in indebtedness as a result of the Transactions, which will increase interest expense and may decrease Charter’s operating flexibility;
•	operating costs and business disruption that may be greater than expected;
•	the ability to retain and hire key personnel and maintain relationships with providers or other business partners; and
•	costs, disruptions and possible limitations on operating flexibility related to regulatory conditions applicable to Charter as a result of the Transactions.

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

This Annual Report includes information concerning Charter, a public company that files reports and other information with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Information in this Annual Report concerning Charter has been derived from the reports and other information filed by them with the SEC.  If you would like further information about Charter, the reports and other information it files with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov.  Those reports and other information are not incorporated by reference in this Annual Report.

(b)Financial Information About Operating Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the cable, broadband, and mobile location technology industries.  Each of these businesses is separately managed.

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

(c)Narrative Description of Business

Charter Communications, Inc.

Introduction

Charter is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 26.2 million residential and business customers at December 31, 2016. In addition, Charter sells video and online advertising inventory to local, regional and national advertising customers; and fiber-delivered communications and managed information technology (“IT”) solutions to larger enterprise customers.

Charter also owns and operates regional sports networks and local sports, news and lifestyle channels and sells security and home management services to the residential marketplace. Charter’s core strategy is to deliver high quality products at competitive prices, combined with outstanding service. This strategy, combined with simple, easy to understand pricing and packaging, is central to Charter’s goal of growing its customer base while also selling more individual services to each customer. Charter expects to execute this strategy by managing its operations in a consumer friendly, efficient and cost effective manner. Charter's operating strategy includes insourcing much of its customer care and field operations workforce which results in higher quality service transactions. While an insourced operating model can increase field operations and customer care costs associated with each service transaction, the higher quality nature of each service transaction significantly reduces the volume of service transactions per customer, more than offsetting the higher investment made in each service transaction. As Charter reduces the number of service transactions and recurring costs per customer relationship, Charter effectively passes those savings on to customers in the form of products and prices, that the company believes, are more cost effective than what its competitors offer. The combination of offering competitively priced products and high quality service, allows Charter to increase the number of customer relationships over a fixed network and products sold per relationship, while at the same time reducing the number of service transactions per relationship, improving customer satisfaction and reducing churn, which results in lower costs to acquire and serve customers. Ultimately, this operating strategy enables Charter to offer high quality, competitively priced services profitably, while continuing to invest in new products and services.

Time Warner Cable Merger

On May 18, 2016, the previously announced Time Warner Cable Merger was completed, which resulted in Legacy Charter and TWC becoming wholly owned subsidiaries of Charter, which was a wholly owned subsidiary of Legacy Charter at the time. As a result of the Time Warner Cable Merger, Charter became the new public parent company that holds the operations of the combined companies and was renamed Charter Communications, Inc. Pursuant to the terms of the merger agreement, upon consummation of the Time Warner Cable Merger, 285 million outstanding shares of TWC common stock were converted into 143 million shares of Charter Class A common stock valued at approximately $32 billion as of the date of acquisition. In addition, TWC shareholders (excluding Liberty Broadband and Liberty Interactive) received approximately $28 billion in cash. As of May 18, 2016, the total value of the Time Warner Cable Merger was approximately $85 billion, including cash, equity and TWC assumed debt. The purchase price also includes an estimated pre-combination vesting period fair value of $514 million for equity awards converted into Charter awards upon closing of the Time Warner Cable Merger and $69 million of cash paid to former TWC employees and non-employee directors who held equity awards, whether vested or not vested.

Bright House Transaction

Also, on May 18, 2016, Charter and A/N completed the previously announced Bright House Transaction, pursuant to a definitive Contribution Agreement. Pursuant to the Bright House Transaction, Charter became the owner of the membership interests in Bright House and the other assets primarily related to Bright House (other than certain excluded assets and liabilities and non-operating cash). As of the date of acquisition, the purchase price totaled approximately $12.2 billion consisting of (a) $2 billion in cash, (b) 25 million convertible preferred units of Charter Communications Holdings, LLC (“Charter Holdings”) with a face amount of $2.5 billion that pay a 6% annual preferential dividend, (c) approximately 31.0 million common units of Charter Holdings that are exchangeable into Charter Class A common stock on a one-for-one basis and (d) one share of Charter Class B common stock.

Liberty Broadband Transactions

In connection with the Time Warner Cable Merger, Charter and Liberty Broadband completed their previously announced transactions pursuant to their investment agreement, in which Liberty Broadband purchased for cash approximately 22.0 million shares of Charter Class A common stock valued at $4.3 billion at the closing of the Time Warner Cable Merger to partially finance the cash portion of the Time Warner Cable Merger consideration. In connection with the Bright House Transaction, Liberty Broadband purchased approximately 3.7 million shares of Charter Class A common stock valued at $700 million at the closing of the Bright House Transaction. See note 6 to the accompanying consolidated financial statements for more information on the Transactions.

Products and Services

Charter offers its customers subscription-based video services, including video on demand (“VOD”), high definition (“HD”) television, and digital video recorder (“DVR”) service, Internet services and voice services. As of December 31, 2016, 70% of Charter’s footprint was all-digital, enabling Charter to offer more HD channels, faster Internet speeds and better video picture quality and the company intends to transition the remaining portions of its Legacy TWC and Legacy Bright House footprints. Charter’s video, Internet, and voice services are offered to residential and commercial customers on a subscription basis, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and the equipment necessary to receive Charter’s services. Bundled services are available to approximately 99% of Charter’s passings, and approximately 61% of Charter’s customers subscribe to a bundle of services.

All customer statistics as of December 31, 2016 include the operations of Legacy TWC, Legacy Bright House and Legacy Charter, each of which is based on individual legacy company reporting methodology. These methodologies differ and their differences may be material and statistical reporting will be conformed over time to a single reporting methodology. The following table from Charter’s Form 10-K summarizes Charter’s customer statistics for video, Internet and voice as of December 31, 2016 and 2015 (in thousands except per customer data and footnotes).

	Approximate as of December 31,
	2016 (a)	2015 (a)
Customer Relationships (b)
Residential	24,801	6,284
Small and Medium Business	1,404	390
Total Customer Relationships	26,205	6,674
Residential Primary Service Units ("PSUs")
Video	16,836	4,322
Internet	21,374	5,227
Voice	10,327	2,598
	48,537	12,147
Monthly Residential Revenue per Residential Customer (c)	$109.77	$111.19
Small and Medium Business PSUs
Video	400	108
Internet	1,219	345
Voice	778	218
	2,397	671
Monthly Small and Medium Business Revenue per Customer (d)	$214.25	$172.88
Enterprise PSUs (e)	97	30

After giving effect to the Transactions, as of December 31, 2015 residential and small and medium business customer relationships would have been 23,795,000 and 1,256,000, respectively, residential video, Internet and voice PSUs would have been 17,062,000, 19,911,000 and 9,959,000, respectively and small and medium business PSUs would have been 361,000, 1,078,000 and 667,000, respectively; Enterprise PSUs would have been 81,000.

(a)

Charter calculates the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of December 31, 2016 and 2015, customers include approximately 208,400 and 38,100 customers, respectively, whose accounts were over 60 days past due, approximately 15,500 and 1,700 customers, respectively, whose accounts were over 90 days past due, and approximately 8,000 and 900 customers, respectively, whose accounts were over 120 days past due.

(b)

Customer relationships include the number of customers that receive one or more levels of service, encompassing video, Internet and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships excludes enterprise customer relationships.

(c)

Monthly residential revenue per residential customer is calculated as total residential video, Internet and voice quarterly revenue divided by three divided by average residential customer relationships during the respective quarter.

(d)

Monthly small and medium business revenue per customer is calculated as total small and medium business quarterly revenue divided by three divided by average small and medium business customer relationships during the respective quarter.

(e)	Enterprise PSUs represent the aggregate number of fiber service offerings counting each separate service offering as an individual PSU.

Residential Services

Video Services

Charter’s video customers receive a package of basic programming which, in their all-digital markets, includes a digital set-top box that provides an interactive electronic programming guide with parental controls, access to pay-per-view services, including VOD (available to nearly all of their passings), digital music channels and the option to view certain video services on third party devices. Customers have the option to purchase additional tiers of services including premium channels which provide original programming, commercial-free movies, sports, and other special event entertainment programming. Substantially all of Charter’s video programming is available in HD.

In most areas, Charter offers VOD service which allows customers to select from approximately 30,000 titles at any time. VOD includes standard definition, HD and three dimensional content. VOD programming options may be accessed for free if the content is associated with a customer’s linear subscription, or for a fee on a transactional basis. VOD services are also offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per-event basis to view a single showing of a one-time special sporting event, music concert, or similar event on a commercial-free basis.

Charter’s goal is to provide its video customers with the programming they want, when they want it, on any device. DVR service enables customers to digitally record programming and to pause and rewind live programming. Customers can also use the Charter TV applications available on portable devices, streaming devices and on Charter’s websites to watch up to 300 channels of cable TV, view VOD programming, remotely control digital set-top boxes while in the home and to program DVRs remotely. Charter intends to consolidate the various legacy entity TV applications into a single Spectrum TV Application in 2017. Customers also have access to programmer authenticated applications and websites such as HBO Go®, Fox Now®, Discovery Go® and WatchESPN®.

In certain markets, Charter has launched Spectrum Guide®, a network or “cloud-based” user interface that runs on traditional set-top boxes, with a look and feel that is similar to that of the Spectrum TV App. Spectrum Guide® is designed to enable Charter’s customers to enjoy a state-of-the-art video experience on set-top boxes, regardless of the age of the set-top box. The guide enables customers to find video content more easily across cable TV channels and VOD options. Charter plans to continue to deploy across its footprint and enhance this technology in 2017 and beyond.

Internet Services

Approximately 99% of Charter’s estimated passings are enabled for DOCSIS 3.0 wideband technology, allowing Charter to offer residential customers multiple tiers of Internet services with currently marketed download speeds of up to 300 megabits per second (“Mbps”). In nearly every market where Charter has launched Spectrum pricing and packaging (“SPP”), its entry level Internet download speed offering is 60 or 100 Mbps which, among other things, allows several people within a single household to stream HD video content online while simultaneously using Internet service for non-video purposes. As Charter rolls out SPP in Legacy TWC and Legacy Bright House markets, it will bring base speed offerings to a standard minimum of 60 or 100 Mbps at uniform pricing without any usage-based pricing data caps, modem fees or early termination fees. Finally, Charter offers a security suite with their Internet services which, upon installation by customers, provides protection against computer viruses and spyware and includes parental control features.

Charter offers an in-home Wi-Fi product that permits customers to lease high performance wireless routers to maximize their in-home wireless Internet experience. Additionally, they offer an out-of-home Wi-Fi service in most of their footprint to Internet customers at designated “hot spots.” In 2017, Charter expects to expand Wi-Fi accessibility to its customers both inside and outside of its legacy entity footprints.

Voice Services

Charter provides voice communications services using voice over Internet protocol (“VoIP”) technology to transmit digital voice signals over its network. Charter’s voice services include unlimited local and long distance calling to the United

States, Canada, Mexico and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute, or through packages of minutes per month. For customers that subscribe to both voice and video offerings, caller ID on TV is also available in most areas.

Other Residential Services

Charter is continually engaging in product research and development and other opportunities to expand its services including the activation of its Mobile Virtual Network Operator (“MVNO”) agreement with Verizon which would enable Charter to offer mobile services. The activation of Charter’s MVNO with Verizon does not, however, represent an obligation for Charter to offer mobile services.

Commercial Services

Charter offers scalable broadband communications solutions for businesses and carrier organizations of all sizes, selling Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

Small and Medium Business

As Spectrum Business, Charter offers video, Internet and voice services to small and medium businesses over its coaxial network that are similar to those that Charter provides to its residential customers. Spectrum Business includes a full range of video programming and music services and Internet speeds of up to 100 Mbps downstream, 300 Mbps in certain markets, and up to 20 Mbps upstream in its DOCSIS 3.0 markets. Spectrum Business also includes a set of business services including web hosting, e-mail and security, and multi-line telephone services with more than 30 business features including web-based service management.

Enterprise Solutions

As Spectrum Enterprise, Charter offers fiber-delivered communications and managed IT solutions to larger businesses, as well as high-capacity last-mile data connectivity services to wireless and wireline carriers, Internet Service Providers and other competitive carriers on a wholesale basis. More specifically, Spectrum Enterprise’s portfolio includes fiber Internet access with symmetrical speeds up to 10 gigabits per second (“Gbps”), voice trunking services such as Primary Rate Interface (“PRI”) and Session Initiation Protocol (“SIP”) Trunks, Ethernet services that privately and securely connect geographically dispersed client locations with speeds up to 10 Gbps, and video solutions designed to meet the needs of the hospitality, education, and health care clients. Charter’s managed IT portfolio includes Cloud Infrastructure as a Service and Cloud Desktop as a Service, and managed hosting, application, and messaging solutions, along with other related IT and professional services. The Transactions have provided Charter with a larger footprint which allows Charter to more effectively serve business customers with multiple sites across given geographic regions. These customers can benefit from obtaining these advanced services from a single provider simplifying procurement and potentially reducing their costs.

Advertising Services

Charter’s advertising sales division, Spectrum Reach®, offers local, regional and national businesses with the opportunity to advertise in individual and multiple markets on cable television networks. Charter receives revenues from the sale of local advertising on digital advertising networks and satellite-delivered networks such as MTV®, CNN® and ESPN®. In any particular market, Charter typically inserts local advertising on over 50 channels. Since completion of the Transactions, Charter’s larger footprint has increased opportunities for advertising customers to address broader regional audiences from a single provider and thus reach more customers with a single transaction. Charter’s increased size provides scale to invest in new technology to create more targeted and interactive advertising capabilities.

Available advertising time is generally sold by Charter’s advertising sales force. In some markets, Charter has formed advertising interconnects or entered into representation agreements with other video distributors, including, among others, Verizon Communications Inc.’s (“Verizon”) fiber optic service (“FiOS”) and AT&T Inc.’s (“AT&T”) U-verse, under which Charter sells advertising on behalf of those operators. In some markets, Charter enters into representation agreements under which another operator in the area will sell advertising on its behalf. These arrangements enable Charter and its partners to deliver linear commercials across wider geographic areas, replicating the reach of local broadcast television stations to the extent possible. In addition, Charter, together with Comcast Corporation (“Comcast”) and Cox Communications, Inc., owns National Cable Communications LLC, which, on behalf of a number of video operators, sells advertising time to national and regional advertisers.

Charter also sells the advertising inventory of its owned and operated local sports, news and lifestyle channels, and advertising inventory on its regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming and on SportsNet LA, a regional sports network that carries Los Angeles Dodgers’ baseball games and other sports programing. Charter has deployed advanced advertising products such as interactivity, household addressability, dynamic ad insertion into VOD and data infused advertising campaigns within various parts of its footprint. These new products will be distributed across more of Charter’s footprint in 2017.

Other Services

Regional Sports and News Networks

Charter has an agreement with the Los Angeles Lakers for rights to distribute all locally available pre-season, regular season and post-season Los Angeles Lakers’ games through 2033. Charter broadcasts those games on its regional sports network, Spectrum SportsNet. As of December 31, 2016, Spectrum SportsNet was distributed to approximately 4.7 million multichannel video customers via the majority of major multichannel video distributors in Charter’s Southern California, Las Vegas, Nevada and Hawaii regions.

Charter also manages 36 local news channels, including Spectrum News NY1, a 24-hour news channel focused on New York City, 20 local sports channels and three local lifestyle community channels, and it owns 26.8% of Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), a New York City-based regional sports network that carries New York Mets’ baseball games as well as other regional sports programming.

American Media Productions, LLC ("American Media Productions"), an unaffiliated third party, owns SportsNet LA, a regional sports network carrying the Los Angeles Dodgers’ baseball games and other sports programming. In accordance with agreements with American Media Productions, Charter acts as the network’s exclusive affiliate and advertising sales representative and has certain branding and programming rights with respect to the network. In addition, Charter provides certain production and technical services to American Media Productions. The affiliate, advertising, production and programming agreements continue through 2038. Charter continues to seek distribution agreements for the carriage of SportsNet LA by other major distributors.

Security and Home Management

Charter also provides security and home management services to its residential customers in certain markets. Charter’s broadband cable system connects the customer’s in-home system to Charter’s emergency response center. In addition to providing traditional security, fire and medical emergency monitoring and dispatch, the service allows customers to remotely arm or disarm their security system, monitor their home via indoor and outdoor cameras, and remotely operate key home functions, including setting and controlling lights, thermostats and door locks.

Pricing of Charter’s Products and Services

Charter’s revenues are principally derived from the monthly fees customers pay for the services Charter provides. Charter typically charges a one-time installation fee which is sometimes waived or discounted in certain sales channels during certain promotional periods.

Charter’s SPP offers a standardized price for each tier of service, bundle of services, and add-on service, regardless of market and emphasizes triple play bundles of video, Internet and voice services. Charter’s most popular and competitive services are combined in core packages at what it believes are attractive prices. Charter began launching SPP in the Legacy TWC and Legacy Bright House footprints in the third quarter of 2016, and expects to offer SPP in all markets by the middle of 2017. Charter believes its approach:

•	offers simplicity for customers to understand its offers, and for Charter employees in service delivery;
•	offers the ability to package more services at the time of sale, thus increasing revenue per customer;
•	offers a higher quality and more value-based set of services, including faster Internet speeds, more HD channels, lower equipment fees and a more transparent pricing structure;
•	drives higher customer satisfaction, lower service calls and churn; and
•	allows for gradual price increases at the end of promotional periods.

Charter’s Network Technology and Customer Premise Equipment

Charter’s network includes three key components: a national backbone, regional/metro networks and the “last-mile” network. Both its national backbone and regional/metro network components utilize a redundant IP ring/mesh architecture. The national backbone component provides connectivity from the regional demarcation points to nationally centralized content, connectivity and services. The regional/metro network components provide connectivity between the regional demarcation points and headends within a specific geographic area and enable the delivery of content and services between these network components.

Charter’s last-mile network utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable. In most systems, Charter delivers its signals via fiber optic cable from the headend to a group of nodes, and uses coaxial cable to deliver the signal from individual nodes to the homes served by that node. For Charter’s fiber Internet, Ethernet, carrier wholesale, SIP and PRI Spectrum Enterprise customers, fiber optic cable is extended from the individual nodes to the customer’s site. For certain new build and MDU sites, Charter increasingly brings fiber all the way to the customer site. Charter’s design standard is six strands of fiber to each node, with two strands activated and four strands reserved for spares and future services. This design standard allows these strands to be utilized for additional residential traffic capacity, and enterprise customer needs as they arise.

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

Approximately 98% of estimated passings are served by systems that have bandwidth of 750 megahertz or greater as of December 31, 2016. This bandwidth capacity enables Charter to offer HD television, DOCSIS-based Internet services and voice services.

An all-digital platform enables Charter to offer a larger selection of HD channels, faster Internet speeds and better picture quality while providing greater plant security and enabling lower installation and disconnect service truck rolls. Charter is currently all-digital in 70% of its footprint and intends to transition the remaining portions of its Legacy TWC and Legacy Bright House footprints.

Charter has been introducing its new set-top box, WorldBox, to consumers in certain markets. The WorldBox design has opened the set-top box market to new vendors and reduced Charter’s set-top box costs. The WorldBox also includes more advanced features and functionality than older set-top boxes, including faster processing times, IP capabilities with increased speeds, additional simultaneous recordings, increased DVR storage capacity, and a greater degree of flexibility for consumers to take Charter-provisioned set-top boxes with them, if and when, they move residences. Charter has also been introducing its new cloud-based user interface, Spectrum Guide®, to its video customers in certain markets. Spectrum Guide® improves video content search and discovery, and fully enables Charter’s on-demand offering. In addition, Spectrum Guide® can function on nearly all of Legacy Charter’s deployed set-tops, reducing costs and customer disruption to swap equipment for new functionality.

Management, Customer Care and Marketing

Charter’s operations are centralized, with senior executives located at several key corporate offices, responsible for coordinating and overseeing operations including establishing company-wide strategies, policies and procedures. Sales and marketing, network operations, field operations, customer operations, engineering, advertising sales, human resources, legal, government relations, information technology and finance are all directed at the corporate level. Regional and local field operations are responsible for on-site service transactions with customers and maintaining and constructing that portion of Charter’s network which is located outdoors. In 2017, Charter’s field operations group will focus on standardizing practices, processes, procedures and metrics, including those used to assure the quality of work performed when servicing customers.

Charter continues to focus on improving the customer experience through enhanced product offerings, reliability of services, and delivery of quality customer service. As part of Charter’s operating strategy, Charter is committed to investments and hiring plans that will insource most of its customer service workload over the next few years. Charter intends to bring the Legacy TWC and Legacy Bright House customer operations workload, much of which are outsourced offshore, back to the United States. Most of these repatriated jobs will be fully insourced and will increase Charter’s full time labor force. Charter is currently constructing a new call center in McAllen, Texas which will solely serve customers who prefer to engage with us in Spanish, resulting in the creation of new jobs. This new facility will be operational and taking calls in 2017.

Legacy Charter’s in-house domestic call centers currently handle approximately 90% of calls centrally to ensure a consistent, high quality customer experience. On a consolidated basis, in-house domestic call centers handle just over 60% of Charter’s customer service calls. Over a multi-year period, however, Charter plans to migrate Legacy TWC and Legacy Bright House customer service centers to Legacy Charter’s model of using segmented, virtualized, U.S.-based in-house call centers. Segmented, virtualized call centers allow calls to be routed to agents across Charter’s footprint based on call type, enabling agents to be experts in addressing specific customer needs, thus creating a better customer experience. Legacy Charter’s inbound sales, billing, service and retention call centers are also virtualized and segmented by call-type. A new call center agent desktop interface tool already used at Legacy Charter is being developed for the acquired systems. This new desktop interface tool and will enable virtualization of all call centers, regardless of the legacy billing platform, to better serve its customers.

Charter also provides customers with the opportunity to interact with the company through a variety of forums in addition to telephonic communications, including through its customer website, mobile device applications, online chat, and via social media. Charter’s customer websites and mobile applications enable customers to pay their bills, manage their accounts, order new services and utilize self-service help and support.

Charter sells its residential and commercial services using a national brand platform known as Spectrum®, Spectrum Business® and Spectrum Enterprise®. These brands reflect Charter’s comprehensive approach to industry-leading products, driven by speed, performance and innovation. Charter’s marketing strategy emphasizes the sale of its bundled services through targeted direct response marketing programs to existing and potential customers and increases awareness and the value of the Spectrum brand. Charter’s marketing organization creates and executes marketing programs intended to grow customer relationships, increase services per relationship, retain existing customers and cross-sell additional products to current customers. Charter monitors the effectiveness of its marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, in order to increase its responsiveness to customers and to improve sales and customer retention. Charter’s marketing organization also manages and directs several sales channels including direct sales, on-line, outbound telemarketing and stores.

Programming

Charter believes that offering a wide variety of video programming choices influences a customer’s decision to subscribe and retain its cable video services. Charter obtains basic and premium programming, usually pursuant to written contracts, from a number of suppliers although media consolidation has resulted in fewer suppliers and additional selling power on the part of programmer suppliers. Charter’s programming contracts generally continue for a fixed period of time, usually for multiple years, and are subject to negotiated renewal.

Programming is usually made available to Charter for a license fee, which is generally paid based on the number of customers to whom they make that programming available. Programming license fees may include “volume” discounts and financial incentives to support the launch of a channel and/or ongoing marketing support, as well as discounts for channel placement or service penetration. For home shopping channels, Charter typically receives a percentage of the revenue attributable to its customers’ purchases. Charter also offers VOD and pay per view channels of movies and events that are subject to a revenue split with the content provider.

Charter’s programming costs have increased in excess of customary inflationary and cost-of-living type increases. Charter expects programming costs to continue to increase due to a variety of factors including, annual increases pursuant to Charter’s programming contracts, contract renewals with programmers and the carriage of incremental programming, including new services and VOD programming. Increases in the cost of sports programming and the amounts paid for broadcast station retransmission consent have been the largest contributors to the growth in Charter’s programming costs over the last few years. Additionally, the demands of large media companies who link carriage of their most popular networks to carriage and cost increases of their less popular networks, has limited Charter’s flexibility in creating more tailored and cost-sensitive programming packages for consumers. Finally, programmers have experienced declines in demand for advertising as advertisers shift more of their marketing spend online. Charter believes that this is resulting in programmers demanding higher programming fees, as they seek to recover revenue they are losing to online advertising.

Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the retransmission-consent regime, Charter is not allowed to carry the station’s signal without that station’s permission. Continuing demands by owners of broadcast stations for cash payments at substantial increases over amounts paid in prior years in exchange for retransmission consent will increase Charter’s programming costs or require Charter to cease carriage of popular programming, potentially leading to a loss of customers in affected markets.

Over the past several years, increases in Charter’s video service rates have not fully offset increasing programming costs, and with the impact of increasing competition and other marketplace factors, Charter does not expect them to do so in the foreseeable future. Although Charter passes along a portion of amounts paid for retransmission consent to the majority of its customers, Charter’s inability to fully pass programming cost increases on to its video customers has had, and is expected in the future to have, an adverse impact on Charter’s cash flow and operating margins associated with its video product. In order to mitigate reductions of Charter’s operating margins due to rapidly increasing programming costs, Charter continues to review its pricing and programming packaging strategies.

Charter has programming contracts that have expired and others that will expire at or before the end of 2017. Charter will seek to renegotiate the terms of these agreements. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that Charter is unable to reach agreements with certain programmers on terms that Charter believes are reasonable, Charter has been, and may in the future be, forced to remove such programming channels from its line-up, which may result in a loss of customers.

Markets

Charter operates in geographically diverse areas which are organized in regional clusters. These markets are managed centrally on a consolidated level. Charter’s 11 regions and the customer relationships within each region as of December 31, 2016 are as follows (in thousands):

Total
Customer
Regions	Relationships
Carolinas	2,609
Central	2,800
Florida	2,251
Great Lakes	2,143
Northeast	2,909
Northwest	1,410
NYC	1,317
South	2,030
Southern Ohio	2,039
Texas	2,561
West	4,136

Ownership Interests

We own an approximate 20% ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of December 28, 2016, and, pursuant to proxy agreements entered into with Liberty Interactive and A/N, control 25.01% of the aggregate voting power of Charter. Upon the closing of the Time Warner Cable Merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Legacy Charter, Charter, Liberty Broadband and A/N, as amended (the “Stockholders Agreement”), became fully effective.  Under the Stockholders Agreement, we have the right to designate three directors to the Charter board of directors, subject to certain exclusions and requirements. Charter has agreed to cause the appointment of at least one of our designees to serve on the nominating and corporate governance, finance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees.

Skyhook

Skyhook Holding, Inc. (formerly known as TruePosition, Inc.) was originally incorporated on November 24, 1992 to provide technology for locating wireless phones and other mobile devices. Skyhook Holding, Inc.’s location offering was a passive network overlay system using its patented U-TDOA technology (“U-TDOA service”) and was used primarily to provide E-9-1-1 services domestically and to enhance services in support of commercial applications, national security and law enforcement worldwide. In February 2014, Skyhook Holding, Inc. acquired Skyhook Wireless, Inc., which operates a global location network containing billions of geolocated Wi-Fi access points (“Wi-Fi location software solution”) and cell towers that serve as the reference infrastructure for providing location services.  Skyhook Wireless, Inc.’s Wi-Fi location software solution determines the location of a wireless device by matching received Wi-Fi or cellular signals to the known locations of access points and cell towers contained in a proprietary database maintained by Skyhook Wireless, Inc. These Wi-Fi location software solutions are used primarily by mobile device makers, wireless carriers, and asset tracking platforms to understand the precise geographic location and movement of a mobile device.  In addition to Wi-Fi location software solutions, Skyhook (as defined below) also provides location-based context services that provide not just the precise latitude and longitude of a given mobile device, but also the real world context of that location. For example, Skyhook can provide customers with an understanding of the type of location (e.g., a fast-food restaurant or an airport), the ability to provide notifications and triggers upon the entry or exit of a device from a pre-defined location, and insights based on historical device locations. These location-based context solutions provide a way for application developers, enterprises, and advertisers to understand consumers’ mobile behavior and to improve their user experience, while also providing companies with the ability to reach and measure their audiences in new and relevant ways.

In 2015, one of Skyhook Holding, Inc.’s customers, a wireless carrier utilizing the legacy U-TDOA service which accounted for approximately 80% - 90% of consolidated revenue at the time, gave notice that it planned to discontinue use of the U-TDOA service and did not intend to renew its contract, which expired on December 31, 2015. The loss of this customer had a material adverse effect on Skyhook Holding, Inc.’s business. As a result of the loss of this wireless carrier customer, further changes in the regulatory environment and a shift in the overall market for the legacy U-TDOA service, Skyhook Holding, Inc. ceased making further investment in its U-TDOA products. In 2016, Skyhook Holding, Inc. and Skyhook Wireless, Inc. combined operations in order to focus on the development and sale of the suite of location and context products, and are referred to collectively herein as “Skyhook.”

For both its location and context solutions, Skyhook earns revenue from device makers, application providers, enterprises and advertising companies through the integration of Skyhook’s software and technology, the provision of location services and via the sale of data. Skyhook also earns revenue through entering into licensing agreements with companies to utilize its intellectual property. Although the revenue generated from license agreements has thus far been one-time in nature, Skyhook anticipates a recurring revenue stream from its licensing activities in future periods.

Regulatory Matters

Charter

The following summary addresses the key regulatory and legislative developments affecting the cable industry and Charter’s three primary services for both residential and commercial customers: video, Internet, and voice services. Cable system operations are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments. A failure to comply with these regulations could subject Charter to substantial penalties. Charter’s business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. Charter could be materially disadvantaged in the future if it is subject to new regulations or regulatory actions that do not equally impact its key competitors. Charter cannot provide assurance that the already extensive regulation of its business will not be expanded in the future. In addition, Charter is already subject to Charter-specific conditions regarding certain business practices as a result of the FCC’s approval of the Transactions.

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

Cable Equipment

In 1996, Congress enacted a statute requiring the FCC to adopt regulations designed to assure the development of an independent retail market for “navigation devices,” such as cable set-top boxes. As a result, the FCC required cable operators to make a separate offering of security modules (i.e., a “CableCARD”) that can be used with retail navigation devices. Some of the FCC’s rules requiring support for CableCARDs were vacated by the United States Court of Appeals for the District of Columbia (“D.C. Circuit”) in 2013, and another of these rules was repealed by Congress in 2014, but the basic obligation to provide separable security for retail devices remains in place. In 2016, the FCC proposed to replace its CableCARD regime with new rules that would have required Charter to make disaggregated “information flows” available to set-top boxes and apps supplied by third parties. That proposal has not been adopted, but various parties may continue to advocate alternative regulatory approaches to reduce consumer dependency on traditional operator-provided set-top boxes. It remains uncertain whether the FCC or Congress will change the legal requirements related to Charter’s set-top boxes and what the impact of any such changes might be.

Privacy and Information Security Regulation

The Communications Act of 1934, as amended (the “Communications Act”) limits Charter’s ability to collect, use, and disclose subscribers’ personally identifiable information for its video, voice, and Internet services, and imposes requirements to safeguard such information. Charter is subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer, subscriber and employee information. Further, the FCC, the Federal Trade Commission (“FTC”), and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and online marketing efforts. On October 27, 2016, the FCC adopted privacy rules that contain new restrictions affecting the use of broadband and voice customer data, and various other federal agencies, including the FTC, continue to provide updated guidance on the use and protection of consumer data.

Charter’s operations are also subject to federal and state laws governing information security, including new data security requirements set forth in the FCC’s recently adopted privacy rules, which will become effective on March 2, 2017. In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures. The FCC has used the existing authority under its privacy and security requirements for telecommunications services to bring enforcement actions against several companies for failing to protect customer data from unauthorized access by, and disclosure to, third parties, resulting in substantial monetary settlements. Similarly, the FTC and state attorneys general regularly bring enforcement actions against companies related to information security breaches and privacy violations. Several state legislatures are considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for Charter’s business.

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risk. One such standard is the voluntary framework released by the National Institute for Standards and Technologies (“NIST”) in February 2014, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure. The NIST cybersecurity framework provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. It was designed to supplement, not supersede, existing cybersecurity regulations and requirements. Several government agencies have encouraged compliance with the NIST cybersecurity framework, including the FCC, which is also considering expansion of its cybersecurity guidelines or the adoption of cybersecurity requirements. On January 10, 2017, NIST released a draft update to the cybersecurity framework. Charter cannot predict what proposals may be adopted or new legislation and regulations, if any, would affect its business.

MDUs / Inside Wiring

The FCC has adopted a series of regulations designed to spur competition to established cable operators in MDU complexes. These regulations allow Charter’s competitors to access certain existing cable wiring inside MDUs. The FCC also adopted regulations limiting the ability of established cable operators, like Charter, to enter into exclusive service contracts for MDU complexes. In their current form, the FCC regulations in this area favor Charter’s competitors.

Pole Attachments

The Communications Act requires most utilities owning utility poles to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation. In 2011 and again in 2015, the FCC amended its existing pole attachment rules to promote broadband deployment. The 2011 order allows for new penalties in certain cases involving unauthorized attachments, but generally strengthens the cable industry’s ability to access investor-owned utility poles on reasonable rates, terms, and conditions. Additionally, the 2011 order reduces the federal rate formula previously applicable to “telecommunications” attachments to closely approximate the rate formula applicable to “cable” attachments. The 2015 order continues the reconciliation of rates, effectively closing the remaining “loophole” that potentially allowed for significantly higher rates for telecommunications than for “cable” attachments in certain scenarios. Neither the 2011 order nor the 2015 order directly affects the rate in states that self-regulate (rather than allow the FCC to regulate pole rates), but many of those states have substantially the same rate for cable and telecommunications attachments.

Although the 2011 and 2015 orders do not impact the status quo treatment of cable-provided VoIP service as an unclassified service eligible for the favorable cable rate, the issue has not been fully resolved by the FCC, and a potential change in classification in a pending proceeding could adversely impact Charter’s pole attachment rates in states or for periods of time in which the cable rate is or was lower than the telecommunications rate. Additionally, although the FCC’s 2015 reclassification of broadband Internet access as a telecommunications service also set forth the FCC’s intention that pole rates not increase as a result, that reclassification ruling could adversely impact Charter’s pole attachment rates in states or for periods of time in which the cable rate is or was lower than the telecommunications rate.

Cable Rate Regulation

Federal law strictly limits the potential scope of cable rate regulation.  Pursuant to federal law, all video offerings are universally exempt from rate regulation, except for a cable system’s minimum level of video programming service, referred to as “basic service,” and associated equipment.  Rate regulation of basic service and associated equipment operates pursuant to a federal formula, with local governments, commonly referred to as local franchising authorities, primarily responsible for administering this regulation.  The majority of Charter’s local franchising authorities have never certified to regulate basic service cable rates.  In 2015, the FCC adopted an order reversing its historic approach to rate regulation certifications and requiring a local franchise authority interested in regulating cable rates to first make an affirmative showing that there is no “effective competition” (as defined under federal law)  in the community.  Very few local franchise authorities have filed the necessary rate regulation certification, and the FCC’s 2015 order should make it more difficult for such entities to assert rate regulation in the future.

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

It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and Charter cannot predict at this time how that might impact its business.

Copyright

Cable systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative proposals and administrative review and could adversely affect Charter’s ability to obtain desired broadcast programming.

Copyright clearances for non-broadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and Charter cannot predict with certainty whether license fee disputes may arise in the future.

Franchise Matters

Charter’s cable systems generally are operated pursuant to nonexclusive franchises, permits, and similar authorizations granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of cable franchises vary significantly between jurisdictions. Cable franchises generally contain provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, supporting and carrying public access channels, and changes in the ownership of the franchisee. A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law caps local franchise fees.

The traditional cable franchising regime has undergone significant change as a result of various federal and state actions. The FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce certain franchising burdens for these new entrants. The FCC adopted more modest relief for existing cable operators.

At the same time, a substantial number of states have adopted new franchising laws. Again, these laws were principally designed to streamline entry for new competitors, and they often provide advantages for these new entrants that are not immediately available to existing cable operators. In many instances, these franchising regimes do not apply to established cable operators until the existing franchise expires or a competitor directly enters the franchise territory. The exact nature of these state franchising laws, and their varying application to new and existing video providers, will impact Charter’s franchising obligations and competitive position.

Internet Service

FCC regulations adopted in 2015 subject broadband Internet access services to certain regulations intended to ensure that end users can send and receive lawful Internet content without discrimination by Internet service providers such as Charter. Under these rules, providers of broadband Internet access service are not permitted to block access to, or restrict data rates for downloading, lawful content or ban the attachment of non-harmful devices to Charter’s services except to the extent required by reasonable network management practices. Internet service providers are also not permitted to give special priority to the transmission of content from their affiliates or accept payment from third parties to give special priority to their content. Furthermore, Internet service providers are subject to a general obligation not to take actions that unreasonably interfere with the ability of end users (such as Charter’s subscribers) and edge providers (such as web sites) to exchange data with each other. The FCC has also stated that it will investigate problems that may arise regarding interconnection of the networks of retail broadband Internet access providers with “upstream” providers of Internet connectivity. In addition, the FCC rules require that Charter meet certain “transparency” obligations, i.e., that Charter disclose material technical and other terms and conditions applicable to its Internet service. These FCC regulations were upheld by the D.C. Circuit in June 2016, but remain subject to additional appeals. Congress or the FCC may modify or repeal the existing regulations.

In addition to the regulatory obligations noted above, providers of broadband Internet access service are obligated by the Communications Assistance for Law Enforcement Act (“CALEA”) to configure their networks in a manner that facilitates the ability of law enforcement, with proper legal authorization, to obtain information about their customers, including the content of their Internet communications. The FCC and Congress also are considering subjecting Internet access services to the Universal Service funding requirements. These funding requirements could impose significant new costs on Charter’s Internet service. Also, the FCC and some state regulatory commissions direct certain subsidies to telephone companies deploying broadband to areas deemed to be “unserved” or “underserved.” Charter has opposed such subsidies when directed to areas that Charter serves. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, and taxation.

Aside from the FCC’s generally applicable regulations, Charter has made certain commitments to comply with the FCC’s order in connection with the FCC’s approval of the Transactions (discussed above) (“FCC Order”), as well as a consent decree with the Department of Justice (“DOJ Consent Decree”) and approvals from state utility commissions and local franchise authorities. Among other things, (i) Charter is not permitted to charge usage-based prices or impose data caps and is prohibited from charging interconnection fees for qualifying parties; (ii) Charter is prohibited from entering into or enforcing any agreement with a programmer that forbids, limits or creates incentives to limit the programmer’s provision of content to online video distributors ("OVDs") and cannot retaliate against programmers for licensing to OVDs; (iii) Charter cannot avail itself of other distributors’ most favored nation provisions if they are inconsistent with this prohibition; (iv) Charter must undertake a number of actions designed to promote diversity; (v) Charter must appoint an independent compliance monitor and comply with a broad array of reporting requirements; and (vi) Charter must satisfy various other conditions relating to its high-speed Internet services, including building out an additional two million locations with access to a high-speed connection of at least 60 megabits per second with at least one million of those connections in competition with another high-speed broadband provider in the market served, and implementing a reduced price high-speed internet program for low income families. These and other conditions and commitments relating to the Transactions are of varying duration, ranging from three to seven years.

The FCC is considering whether online video distributors (“OVDs”) that offer programming to customers with a broadband Internet connection should be classified as multichannel video programming distributors (“MVPDs”), and thereby subject to the program access protections available to MVPDs, as well as some of the regulatory requirements applicable to MVPDs. The outcome of this proceeding, which could impact how OVDs compete in the future with traditional cable service is uncertain.

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

The FCC has collected extensive data from providers of point to point transport (“special access”) services, such as Charter, and the FCC may use that data to evaluate whether the market for such services is competitive, or whether the market should be subject to further regulation, which may increase Charter’s costs or constrain Charter’s ability to compete in this market. On April 28, 2016, the FCC released a further notice of proposed rulemaking regarding special access services.

Further regulatory changes are being considered that could impact Charter’s voice business and that of its primary telecommunications competitors. The FCC and state regulatory authorities are considering, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers. The FCC has already determined that certain providers of voice services using Internet Protocol technology must comply with requirements relating to 9-1-1 emergency services (“E-9-1-1”), the CALEA (the statute governing law enforcement access to and surveillance of communications), Universal Service Fund contributions, customer privacy and Customer Proprietary Network Information issues, number portability, network outage reporting, rural call completion, disability access, regulatory fees, and discontinuance of service. In 2014, the FCC adopted an order imposing limited back-up power obligations on providers of facilities-based fixed, residential voice services that are not otherwise line-powered, including Charter’s VoIP services. This order became effective in February 2016 and requires Charter to disclose certain information to customers and to make back-up power available at the point of sale. In 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as Charter provides, should be regulated only at the federal level. As a result, some states have begun proceedings to subject cable VoIP services to state level regulation, and at least one state has asserted jurisdiction over Charter’s VoIP services. Charter has filed a legal challenge to that state’s assertion of jurisdiction, which is now pending before a federal district court in Minnesota. Although Charter has registered with, or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which Charter offers competitive voice services in order to ensure the continuity of its services and to maintain needed network interconnection arrangements, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved.

Transaction-Related Commitments

In connection with approval of the Transactions, federal and state regulators imposed a number of post-merger conditions on Charter including but not limited to the following.

FCC Conditions

•

Offer settlement-free Internet interconnection to any party that meets the requirements of Charter’s Interconnection Policy (available on Charter’s website) on terms generally consistent with the policy for seven years (with a possible reduction to five);

•

Deploy and offer high-speed broadband Internet access service to an additional two million locations over five years, at least one million of which must be in areas outside Charter’s footprint that face competition from another high-speed Internet provider;

•	Refrain from charging usage-based prices or imposing data caps on any fixed mass market broadband Internet access service plans for seven years (with a possible reduction to five);
•	Offer 30/4 Mbps discounted broadband where technically feasible to eligible customers throughout Charter’s service area for four years from the offer’s commencement; and
•

Continue to provide CableCARDs to any new or existing customer upon request for use in third-party retail devices for four years-and continue to support such CableCARDs for seven years (in each case, unless the FCC changes the relevant rules).

The FCC conditions also contain a number of compliance reporting requirements.

DOJ Conditions

The DOJ Consent Decree prohibits Charter from entering into or enforcing any agreement with a video programmer that forbids, limits or creates incentives to limit the video programmer’s provision of content to OVDs. Charter will not be able to avail itself of other distributors’ most favored nation provisions if they are inconsistent with this prohibition. The Department of Justice’s (“DOJ”) conditions are effective for seven years, although Charter may petition the DOJ to eliminate the conditions after five years.

State Conditions

Certain state regulators, including California, New York, Hawaii and New Jersey also imposed conditions in connection with the approval of the Transactions. These conditions include requirements related to:

•	Upgrading networks within the designated state, including upgrades to broadband speeds and conversion of all households served within California and New York to an all-digital platform;
•	Building out its network to households and business locations that are not currently served by cable within the designated states;
•	Offering LifeLine service discounts and low-income broadband to eligible households served within the applicable states;
•	Investing in service improvement programs and customer service enhancements and maintaining customer-facing jobs within the designated state;
•	Continuing to make legacy service offerings available, including allowing Legacy TWC and Legacy Bright House customers to maintain their existing service offerings for a period of three years; and
•	Complying with reporting requirements.

Skyhook

Skyhook’s Wi-Fi location solution can be used to help carriers and emergency personnel offer E-9-1-1 services domestically. The FCC’s wireless E-9-1-1 rules apply to all wireless licensees, broadband personal communications services licensees, and certain specialized mobile radio licensees. Such carriers must provide a 9-1-1 call center, called a local public safety answering point (“PSAP”) under FCC rules, with the telephone number of the originator of a wireless 9-1-1 call and the location of the cell site or base station transmitting the call. In addition, upon a valid request by a PSAP, such carriers must provide more precise information to the PSAP, such as the latitude and longitude of the caller.

The E-9-1-1 location accuracy requirements originally adopted by the FCC in 1996 applied only to 9-1-1 calls originating outdoors.  Recognizing the increased use of wireless phones indoors, in 2015, the FCC adopted indoor location accuracy rules in its Fourth Report and Order in its E-9-1-1 location accuracy proceeding to assist first responders.  Under the new rules, all wireless providers generally must provide horizontal location information with 50 meter accuracy for 40 percent of all wireless 9-1-1 calls within two years of the effective date of the Fourth Report and Order (April 30, 2015), and for 80 percent of all wireless calls, within six years of the effective date.  Wireless providers also must meet specific requirements for the provision of vertical location information for wireless 9-1-1 calls within three-to-eight years of the effective date.  Smaller wireless providers may have additional time to comply with certain of the horizontal and vertical benchmarks.

Various U.S. and foreign regulatory requirements apply, or may apply in the future, to the global positioning technologies and services offered by Skyhook. Skyhook’s use of personal information must comply with all applicable consumer and data protection laws in the United States, Europe and other jurisdictions in which the company operates. Legislatures and regulatory agencies in the U.S., Europe and elsewhere continue to implement additional consumer and data protection requirements.

Competition

Charter

Charter faces intense competition for residential customers, both from existing competitors, and, as a result of the rapid development of new technologies, services and products, from new entrants.

Video competition

Charter’s residential video service faces competition from direct broadcast satellite (“DBS”) services, which have a national footprint and compete in all of Charter’s operating areas. DBS providers offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. They offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Ticket) and video services that are comparable in many respects to Charter’s residential video service. Charter’s residential video service also faces competition from phone companies with fiber-based networks, primarily AT&T U-verse, Frontier Communications Corporation (“Frontier”) FiOs and Verizon FiOs, which offer wireline video services in approximately 23%, 8% and 4%, respectively, of Charter’s operating areas. In July 2015, AT&T acquired DIRECTV Group Inc. (“DIRECTV”), the nation’s largest DBS provider, with the combined company able to offer bundles of video, Internet, wireline phone service and wireless service.

As a condition to the FCC approval of the transaction, AT&T is required to deploy fiber to the home (“FTTH”) to 12.5 million locations within four years from the close of its transaction. AT&T also announced the acquisition of Time Warner Inc. in October 2016 which is subject to regulatory approval. If approved, it is not yet clear how AT&T will use the various programming and studio assets to benefit its own video on its various platforms or potential program access conditions as part of such regulatory approval.

Charter’s residential video service also faces growing competition from a number of other sources, including companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices. These newer categories of competitors include virtual multichannel video programming distributors such as AT&T’s “DirecTV NOW,” DISH Network Corporation’s “Sling TV,” and Sony Corporation’s “Playstation Vue,” and direct to consumer products offered by programmers that have not traditionally sold programming directly to consumers, such as HBO’s “HBO Now,” CBS’s “CBS All Access” and Showtime’s “Showtime Anytime.” Other online video business models have also developed, including, (i) subscription video on demand services such as Netflix, Amazon.com Inc.’s (“Amazon”) “Prime,” and “Hulu Plus,” (ii) ad-supported free online video products, including Google Inc.’s (“Google”), “YouTube” and “Hulu,” some of which offer programming for free to consumers that Charter currently purchases for a fee, (iii) pay-per-view products, such as Apple’s “iTunes” and Amazon’s, “Amazon Instant,” and (iv) additional ad-supported free offerings from wireless providers such as Verizon’s “go90” and T-Mobile’s “Binge On” that exempt certain video content traffic from counting towards monthly data caps. Charter has viewed online video services as complementary to its own video offering, and has developed a cloud-based guide that is capable of incorporating video from many online video services currently offered in the marketplace. As the proliferation of online video services grows, however, services such as DirecTV Now and potential forthcoming services such as Hulu Live, and new direct to consumer offerings, could negatively impact the growth of Charter’s video business.

Internet competition

Charter’s residential Internet service faces competition from the phone companies’ DSL, FTTH and wireless broadband offerings as well as from a variety of companies that offer other forms of online services, including wireless and satellite-based broadband services. Verizon’s FiOS and Frontier in certain markets acquired from Verizon, are Charter’s primary fiber-to-the-home competitor, although AT&T has also begun fiber-to-the home builds as well, including the required buildout per the FCC condition as a result of AT&T’s acquisition of DIRECTV noted above. Given the FTTH deployments of Charter’s competitors, launches of broadband services offering 1 Gbps speed are becoming more common. Several competitors, including AT&T and Google, deliver 1 Gbps broadband speed in at least a portion of their footprints which overlap Charter’s footprint. DSL service is often offered at prices lower than Charter’s Internet services, although typically at speeds lower than the speeds Charter offers. Various wireless phone companies are now offering third and fourth generation (3G and 4G) wireless Internet services with fifth generation (5G) and faster services on the horizon, some of which offer unlimited data packages to customers. In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer Wi-Fi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi Internet access networks. These options offer alternatives to cable-based Internet access.

Voice competition

Charter’s residential voice service competes with wireless and wireline phone providers, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. Charter also competes with “over-the-top” phone providers, such as Vonage, Skype, magicJack, Google Voice and Ooma, Inc., as well as companies that sell phone cards at a cost per minute for both national and international service. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which Charter operates its residential voice service.

Regional Competitors

In some of Charter’s operating areas, other competitors have built networks that offer video, Internet and voice services that compete with our services. For example, in Kansas City and Austin, Texas, Charter’s residential video, Internet and voice services compete with Google Fiber services. In addition to Google Fiber, Cincinnati Bell Inc., Hawaiian Telcom, RCN Telecom Services, LLC and WideOpenWest Finance, LLC, each compete with Charter in parts of its operating area.

Additional competition

In addition to multi-channel video providers, cable systems compete with other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. Competition is also posed by satellite master antenna television systems, or SMATV systems, serving MDUs, such as condominiums, apartment complexes, and private residential communities.

Business Services

Charter faces intense competition as to each of its business services offerings. Charter’s small and medium business video, Internet, networking and voice services face competition from a variety of providers as described above. Charter’s enterprise solutions also face competition from the competitors described above as well as other telecommunications carriers, such as metro and regional fiber-based carriers. Charter also competes with cloud, hosting and related service providers and application-service providers.

Advertising

Charter faces intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new formats seek to attract the same advertisers. Charter competes for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio stations, print media and online advertising companies and content providers.

Security and Home Management

Charter’s IntelligentHome service faces competition from traditional security companies, such as The ADT Corporation, service providers such as Verizon and AT&T, as well as new entrants, such as Vivint, Inc., Alarm.com, Inc. and NEST Labs, Inc. (which Google acquired in 2014).

Skyhook

Skyhook’s Wi-Fi location software solutions compete against (1) other satellite and terrestrial based location technology offerings, such as GPS; (2) other providers of Wi-Fi and cell-based positioning, such as Google and HERE, a former subsidiary of Nokia; and (3) other commercial enterprises’ in-house developed location solutions. There are also a number of new location technologies in development which may further increase competition to be a location solution for new devices and which may require Skyhook to meet more stringent accuracy standards. In addition, Skyhook’s context services compete against other geofencing and location data offerings from other niche location companies, such as Factual and Foursquare.

Skyhook owns significant intellectual property (IP) around the world that relates to its location products and services and provides possible competitive advantages. Skyhook’s IP portfolio includes patents, patent applications, copyrights, trade secrets, trademarks, and other intellectual property rights. Skyhook believes that it has a defensible and useful IP portfolio and it actively seeks to protect and license its global IP rights as well as to deter unauthorized use of its IP and other assets. For example, in 2015, Skyhook entered into a settlement agreement and license that resolved a lawsuit that Skyhook had brought against Google, in connection with claims that Google had infringed eight Skyhook patents. Additionally, in 2016 Skyhook entered into a license agreement to grant to the licensee a perpetual, non-exclusive, non-transferable, worldwide license to patents and patent applications owned by Skyhook. Skyhook has successfully worked with customers to enter into license agreements but cannot provide assurance that current patents will be enforceable or infringed, that they will deter unauthorized use, that Skyhook’s attempts to secure IP licenses will be successful, or that its additional patent applications will ever be allowed or granted.

Seasonality and Cyclicality

Charter

Charter’s business is subject to seasonal and cyclical variations. Its results are impacted by the seasonal nature of customers receiving cable services in college and vacation markets. Charter’s revenue is subject to cyclical advertising patterns and changes in viewership levels. Its advertising revenue is generally higher in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. U.S. advertising revenue is also cyclical, benefiting in even-numbered years from advertising related to candidates running for political office and issue oriented advertising. Charter’s capital expenditures and trade working capital are also subject to significant seasonality based on the timing of subscriber growth, network programs, specific projects and construction.

Employees

Liberty Broadband

Liberty Broadband currently does not have any corporate employees. Liberty provides Liberty Broadband with certain transitional services pursuant to a services agreement, and certain of Liberty’s corporate employees and executive officers serve as corporate employees and executive officers of Liberty Broadband.

Charter

As of December 31, 2016, Charter had approximately 91,500 active full-time equivalent employees. At December 31, 2016, approximately 2,500 of its employees were represented by collective bargaining agreements. Charter believes it has good relations with its employees including those represented by collective bargaining agreements.

Skyhook

As of December 31, 2016, Skyhook had approximately 71 full and part-time employees. None of these employees is represented by a labor union or covered by a collective bargaining agreement. Liberty Broadband believes that these employee relations are good.

(d)Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 15 to our consolidated financial statements found in Part II of this report.

(e)Available Information

All of our filings with the SEC including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  Our website address is www.libertybroadband.com.

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

Our ability to meet our current and future financial obligations, including to make debt service obligations under the Margin Loan Agreements (defined below), and other contractual commitments depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our wholly-owned subsidiary Skyhook, any dividends and interest we may receive from our investments, available funds under the 2016 Margin Loan Agreements (defined below) (which was $100 million as of December 31, 2016) and proceeds from any asset sales we may undertake in the future. In addition, the ability of our only operating subsidiary to pay dividends or to make other payments or advances to us depends on its operating results and any statutory, regulatory or contractual restrictions to which it may be or may become subject.

We do not have access to the cash that Charter generates from its operating activities.

Charter generated approximately $8,041 million, $2,359 million and $2,359 million of cash from its operations during the years ended December 31, 2016, 2015 and 2014, respectively. Charter uses the cash it generates from its operations primarily to fund its business operations and to service its debt and other financial obligations. We do not have access to the cash that Charter generates unless Charter declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash (subject to any contractual restrictions on our ability to participate in any such repurchase) or otherwise distributes or makes payments to its stockholders, including us. Historically, Charter has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Charter’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Charter will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In connection with the Broadband Spin-Off, we had outstanding borrowings of $400 million at December 31, 2016 under two margin loan agreements (the “2014 Margin Loan Agreements”) entered into by our wholly owned subsidiary of Liberty Broadband (“BroadbandSPV”).  We also had outstanding borrowings of $200 million at December 31, 2016 under two margin loan agreements (the “2016 Margin Loan Agreements,” and together with the 2014 Margin Loan Agreements, the “Margin Loan Agreements”) entered into by a wholly-owned special purpose subsidiary of Liberty Broadband (“Cheetah 5”). The obligations under the Margin Loan Agreements are guaranteed solely by our company and are secured by a portion of our ownership interest in Charter. Such equity interests are held through BroadbandSPV and Cheetah 5. The terms of the Margin Loan Agreements limit our company’s ability to secure additional financing on favorable terms, and our cash flow from operations may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time. Our ability to secure additional financing and satisfy our financial obligations will depend upon the operating performance of our subsidiary, Skyhook, the value of our investment in Charter, prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available on desirable terms or at all. If financing is not available when needed or is not available on favorable terms, we may be unable to take advantage of business or market opportunities as they arise, which could have a material adverse effect on our business and financial condition.

We have significant indebtedness, which could adversely affect our business and financial condition.

As discussed above, we entered into the 2014 Margin Loan Agreements as the guarantor, with BroadbandSPV as the borrower, pursuant to which BroadbandSPV had outstanding borrowings of $400 million at December 31, 2016.  In addition, in connection with the Transactions, we entered into the 2016 Margin Loan Agreements as the guarantor, with Cheetah 5 as the borrower, pursuant to which Cheetah 5 had outstanding borrowings of $200 million, at December 31, 2016. As a result of this significant indebtedness, our company may:

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

As discussed above, we entered into the 2014 Margin Loan Agreements as the guarantor, with BroadbandSPV as the borrower, pursuant to which BroadbandSPV had outstanding borrowings of $400 million at December 31, 2016.  In addition, in connection with the Transactions, we entered into the 2016 Margin Loan Agreements as the guarantor, with Cheetah 5 as the borrower, pursuant to which Cheetah 5 had outstanding borrowings of $200 million, with $100 million remaining available to be drawn until March 21, 2017, at December 31, 2016. The Margin Loan Agreements contain various covenants, including those that limit our ability to, among other things, incur indebtedness by having BroadbandSPV and Cheetah 5 enter into financing arrangements with respect to the portion of stock of Charter pledged to secure the loans under the Margin Loan Agreements, and cause BroadbandSPV and Cheetah 5 to enter into unrelated businesses or otherwise conduct business other than owning common stock of Charter and other assets as permitted under the Margin Loan Agreement documents. We may also enter into certain other indebtedness arrangements in the future. The instruments governing such indebtedness, often contain covenants that, among other things, place certain limitations on our ability to incur more debt, exceed specified leverage ratios, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets. Any failure to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business and financial condition.

We rely on Charter to provide us with the financial information that we use in accounting for our ownership interest in Charter as well as information regarding Charter that we include in our public filings.

We account for our approximately 20% ownership interest in Charter using the equity method of accounting and, accordingly, in our financial statements we record our share of Charter’s net income or loss. Within the meaning of U.S. accounting rules, we rely on Charter to provide us with financial information prepared in accordance with generally accepted accounting principles, which we use in the application of the equity method. We also rely on Charter to provide us with the information regarding their company that we include in our public filings. In addition, we cannot change the way in which Charter reports its financial results or require Charter to change its internal controls over financial reporting. No assurance can be given that Charter will provide us with the information necessary to enable us to complete our public filings on a timely basis or at all. Furthermore, any material misstatements or omissions in the information Charter provides to us or publicly files could have a material adverse effect on our financial statements and filing status under federal securities laws.

We may become subject to the Investment Company Act of 1940.

We do not believe we are currently subject to regulation under the Investment Company Act of 1940, because our investment in Charter enables us to exercise significant influence over Charter. We have substantial involvement in the management and affairs of Charter, including through our board nominees. We nominated three of Charter’s thirteen current directors. In connection with the Bright House Transaction, on May 23, 2015, we entered into the Stockholders Agreement, which continues to provide us with board nomination rights. If, however, our investment in Charter were deemed to become passive (such as in the event that our equity interest were significantly diluted and our nominees ceased to serve as directors of Charter), we could become subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting and could restrict our activities going forward. Our restated certificate of incorporation includes a provision that would enable us, at the option of our board of directors, to automatically convert each outstanding share of our Series B common stock into one share of our Series A common stock at such time as we have outstanding less than 20% of the total number of shares of our Series B common stock issued in the Broadband Spin-Off. In addition, if we were to become inadvertently subject to the Investment Company Act of 1940, any violation of this act could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that our contracts would be deemed unenforceable.

Our company has overlapping directors and officers with Liberty, Liberty Interactive, Liberty TripAdvisor Holdings, Inc. and Liberty Expedia Holdings, Inc., which may lead to conflicting interests.

As a result of the Broadband Spin-Off, the September 2011 separation of Starz from Liberty, the January 2013 spin-off of Liberty from Starz, and Liberty Interactive’s 2014 spin-off of Liberty TripAdvisor Holdings, Inc. (“TripCo”) and 2016 split-off of Liberty Expedia Holdings, Inc. (“ExpediaCo”), most of the executive officers of Broadband also serve as executive officers of Liberty, Liberty Interactive, TripCo and ExpediaCo and there are overlapping directors. With the exception of Liberty Interactive’s ownership of shares of our non-voting Series C common stock, none of these companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty, Liberty Interactive, TripCo, ExpediaCo or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty, Liberty Interactive, TripCo or ExpediaCo pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Our company has renounced its rights to certain business opportunities and our restated certificate of incorporation will provide that no director or officer of our company will breach their fiduciary duty and therefore be liable to our company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Liberty, Liberty Interactive, TripCo and ExpediaCo) instead of our company, or does not refer or communicate information regarding such corporate opportunity to our company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of our company or as a director or officer of any of our subsidiaries, and (y) such opportunity relates to a line of business in which our company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty, Liberty Interactive, TripCo or ExpediaCo and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty, Liberty Interactive, TripCo or ExpediaCo or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

If Charter is not able to successfully integrate its business with that of Legacy Time Warner Cable and Legacy Bright House within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Transactions may not be realized fully, or at all, or may take longer to realize than expected. In such circumstance, Charter may not perform as expected and the value of Charter’s Class A common stock may be adversely affected.

Until the closing of the Transactions, Legacy Charter, Legacy Time Warner Cable and Legacy Bright House operated independently, and there can be no assurances that their businesses can be integrated successfully. Charter now has significantly more systems, assets, investments, businesses, customers and employees than each company did prior to the Transactions. It is possible that the integration process could result in the loss of key Charter employees, the loss of customers, the disruption of Charter’s ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The process of integrating Legacy Time Warner Cable and Legacy Bright House with the Legacy Charter operations will require significant capital expenditures and the expansion of certain operations and operating and financial systems. Management will be required to devote a significant amount of time and attention to the integration process and there is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

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

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ administrative and information technology infrastructure;
•	coordinating programming and marketing efforts;
•	coordinating geographically dispersed organizations;
•	integrating information, purchasing, provisioning, accounting, finance, sales, billing, payroll, reporting and regulatory compliance systems;
•	completing the conversion of analog systems to all-digital for the Legacy Time Warner Cable and Legacy Bright House systems; and
•	attracting and retaining the necessary personnel associated with the acquired assets.

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

If the operating results of Legacy Time Warner Cable and/or Legacy Bright House are less than Charter’s expectations, or an increase in the capital expenditures to upgrade and maintain those assets as well as to keep pace with technological developments is greater than expected, Charter may not achieve the expected level of financial results from the Transactions.

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

The Transactions were accounted for as an acquisition by Charter in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Legacy Time Warner Cable and Legacy Bright House have been recorded, as of the date of completion of the Transactions, at their respective fair values and added to Charter’s assets and liabilities.

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

In connection with the Transactions, the FCC Order, the DOJ Consent Decree, and the approvals from state utility commissions and local franchise authorities incorporated numerous commitments and voluntary conditions made by the parties and imposed numerous conditions on Charter’s businesses relating to the operation of its business and other matters. Among other things, (i) Charter is not permitted to charge usage-based prices or impose data caps and is prohibited from charging interconnection fees for qualifying parties; (ii) Charter is prohibited from entering into or enforcing any agreement with a programmer that forbids, limits or creates incentives to limit the programmer’s provision of content to OVDs and cannot retaliate against programmers for licensing to OVDs; (iii) Charter cannot avail itself of other distributors’ most favored nation provisions if they are inconsistent with this prohibition; (iv) Charter must undertake a number of actions designed to promote diversity; (v) Charter must appoint an independent compliance monitor and comply with a broad array of reporting requirements; and (vi) Charter must satisfy various other conditions relating to its high-speed Internet services, including building out an additional two million locations with access to a high-speed connection of at least 60 megabits per second with at least one million of those connections in competition with another high-speed broadband provider in the market served, and implementing a reduced price high-speed internet program for low income families. These and other conditions and commitments relating to the Transactions are of varying duration, ranging from three to seven years. In light of the breadth and duration of the conditions and potential changes in market conditions during the time the conditions and commitments are in effect, there can be no assurance that Charter’s compliance, and ability to comply, with the conditions will not have a material adverse effect on its business or results of operations.

Charter has a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect its financial health and ability to react to changes in its business.

Charter has a significant amount of debt and may (subject to applicable restrictions in each of its debt instruments) incur additional debt in the future. As of December 31, 2016, Charter’s total principal amount of debt was approximately $60.0 billion.

As a result of this significant indebtedness, Charter may:

•	be impacted in its ability to raise additional capital at reasonable rates, or at all;
•	be vulnerable to interest rate increases because approximately 13% of its borrowings as of December 31, 2016 were, and may continue to be, subject to variable rates of interest;
•	be exposed to increased interest expense to the extent it refinances existing debt with higher cost debt;
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

If current debt amounts increase, Charter’s business results are lower than expected, or credit rating agencies downgrade Charter’s debt limiting its access to investment grade markets, the related risks that Charter faces will intensify.

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

Additionally, the Charter Communications Operating, LLC (“Charter Operating”) credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The breach of any covenants or obligations in Charter’s indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing Charter’s long-term indebtedness. In addition, the secured lenders under Charter’s notes and the Charter Operating credit facilities could foreclose on their collateral, which includes equity interests in Charter’s subsidiaries, and exercise other rights of secured creditors.

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

•	general business conditions, economic uncertainty or downturn, high unemployment levels and the level of activity in the housing sector;
•	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
•	the development and deployment of new products and technologies, including Charter’s cloud-based user interface, Spectrum Guide®;
•	the effects of governmental regulation on its business or potential business combination transactions; and
•	any events that disrupt Charter’s networks, information systems or properties and impair its operating activities and negatively impact its reputation.

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

Charter’s primary assets are its equity interests in its subsidiaries. Charter’s operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to their debt issuer holding companies for payments on Charter’s notes or other obligations in the form of loans, distributions, or otherwise. Charter Operating’s ability to make distributions to Charter, CCO Holdings, LLC (“CCO Holdings”), its other primary debt issuers other than Time Warner Cable, LLC (“TWC, LLC”) and Time Warner Cable Enterprises LLC (“TWCE”), to service debt obligations is subject to its compliance with the terms of its credit facilities, and restrictions under applicable law. TWC, LLC’s and TWCE’s ability to make distributions to Charter, CCO Holdings or Charter Operating to service debt obligations is subject to restrictions under applicable law. Under the Delaware Limited Liability Company Act (the “DLLCA”), Charter’s subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the DLLCA. Under fraudulent transfer laws, Charter’s subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While Charter believes that its relevant subsidiaries currently have surplus and are not insolvent, these subsidiaries may become insolvent in the future. Charter’s direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities and notes, under the CCO Holdings notes and under the TWC, LLC and TWCE notes. As of December 31, 2016, Charter’s total principal amount of debt was approximately $60.0 billion.

In the event of bankruptcy, liquidation, or dissolution of one or more of its subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event, the lenders under Charter Operating's credit facilities and notes and any other indebtedness of Charter’s subsidiaries whose interests are secured by substantially all of Charter’s operating assets, and all holders of other debt of Charter Operating, CCO Holdings, TWC, LLC and TWCE will have the right to be paid in full before Charter from any of its subsidiaries' assets.

Some of Charter’s outstanding debt is subject to change of control provisions. It may not have the ability to raise the funds necessary to fulfill its obligations under its indebtedness following a change of control, which would place Charter in default under the applicable debt instruments.

Charter may not have the ability to raise the funds necessary to fulfill its obligations under its notes and its credit facilities following a change of control. Under the indentures governing the CCO Holdings’ notes, upon the occurrence of specified change of control events, the debt issuer is required to offer to repurchase all of its outstanding notes. However, Charter may not have sufficient access to funds at the time of the change of control event to make the required repurchase of the applicable notes and Charter Operating is limited in its ability to make distributions or other payments to any debt issuer to fund any required repurchase. In addition, a change of control under the Charter Operating credit facilities would result in a default under those credit facilities, which would trigger a default under the indentures governing the CCO Holdings’ notes, the Charter Operating notes and the TWC, LLC and TWCE notes. Because such credit facilities and notes are obligations of Charter Operating and its subsidiaries, the credit facilities would have to be repaid before Charter Operating’s assets could be available to CCO Holdings to repurchase their notes. Any failure to make or complete a change of control offer would place CCO Holdings in default under its notes. The failure of Charter’s subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default under such agreements.

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

Charter’s residential video service faces competition from a number of sources, including direct broadcast satellite services, as well as other companies that deliver movies, television shows and other video programming over broadband Internet connections to TVs, computers, tablets and mobile devices. Charter’s residential Internet service faces competition from the phone companies’ DSL, FTTH and wireless broadband offerings as well as from a variety of companies that offer other forms of online services, including wireless and satellite-based broadband services. Charter’s residential voice service competes with wireless and wireline phone providers, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. Competition from these companies, including intensive marketing efforts with aggressive pricing, exclusive programming and increased HD broadcasting may have an adverse impact on Charter’s ability to attract and retain customers.

Overbuilds could also adversely affect Charter’s growth, financial condition, and results of operations, by creating or increasing competition. Charter is aware of traditional overbuild situations impacting certain of its markets, however, Charter is unable to predict the extent to which additional overbuild situations may occur.

Charter’s services may not allow it to compete effectively. Competition may reduce its expected growth of future cash flows which may contribute to future impairments of Charter’s franchises and goodwill and Charter’s ability to meet cash flow requirements, including debt service requirements.

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

Video programming has been, and is expected to continue to be, Charter’s largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming. Charter expects programming costs to continue to increase because of a variety of factors including amounts paid for broadcast station retransmission consent, annual increases imposed by programmers and carriage of incremental programming, including new services and VOD programming. The inability to fully pass programming cost increases on to its customers has had, and is expected in the future to have, an adverse impact on Charter’s cash flow and operating margins associated with the video product. Charter has programming contracts that have expired and others that will expire at or before the end of 2017. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Three programmers have filed lawsuits against Charter regarding which legacy programming arrangements apply after the closing of the Transactions, and there can be no assurance that other programmers will not bring similar suits in the future. In addition, a number of programmers have begun to sell their services through alternative distribution channels which may cause those programmers to seek even higher programming fees from Charter as this may degrade security of their product, increase their operating costs or reduce their advertising revenue. To the extent that Charter is unable to reach agreement with certain programmers on terms that it believes are reasonable, Charter has been, and may be in the future, forced to remove such programming channels from its line-up, which may result in a loss of customers. Charter’s failure to carry programming that is attractive to its subscribers could adversely impact Charter’s customer levels, operations and financial results. In addition, if Charter’s Internet customers are unable to access desirable content online because content providers block or limit access by its subscribers as a class, its ability to gain and retain customers, especially Internet customers, may be negatively impacted.

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

The implementation of Charter’s network-based user interface, Spectrum Guide, may ultimately be unsuccessful or more expensive than anticipated. Charter’s inability to maintain and expand its upgraded systems and provide advanced services such as a state of the art user interface in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect Charter’s ability to attract and retain customers. Consequently, its growth, financial condition and results of operations could suffer materially.

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

Charter’s cable systems have historically been restricted to using one of two proprietary conditional access security systems, which Charter believes has limited the number of manufacturers producing set-top boxes for such systems. As an alternative, Charter has developed a new conditional access security system which can be downloaded into set-top boxes with features Charter specifies that could be provided by a variety of manufacturers. Charter refers to its specified set-top box as the Worldbox. Additionally, Charter is developing technology to allow its two current proprietary conditional access security systems to be software downloadable into its Worldbox. In order to realize the broadest benefits of Charter’s Worldbox technology, Charter must now complete the support for the downloadable proprietary conditional access security systems within the Worldbox. Charter cannot provide assurances that this implementation will ultimately be successful or completed in the expected timeframe or at the expected budget.

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

Furthermore, Charter’s operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in its information technology systems and networks and those of its third-party vendors, including customer, personnel and vendor data. Charter provides certain confidential, proprietary and personal information to third parties in connection with its business, and there is a risk that this information may be compromised.

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

The risk described above may be increased during the period in which Charter integrates its people, processes and systems as a result of the Transactions.

For tax purposes, Charter could experience a deemed ownership change in the future that could limit its ability to use its tax loss carryforwards.

Charter had approximately $11.2 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $3.9 billion as of December 31, 2016. These losses resulted from the operations of Charter Communications Holdings Company, LLC (“Charter Holdco”) and its subsidiaries, and from loss carryforwards received as a result of the TWC Transaction. Federal tax net operating loss carryforwards expire in the years 2018 through 2035. In addition, Charter had state tax net operating loss carryforwards resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $304 million as of December 31, 2016. State tax net operating loss carryforwards generally expire in the years 2017 through 2035.

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

Additionally, in connection with any acquisitions Charter completes, including the recently completed Transactions, Charter may not achieve the growth, synergies or other financial and operating benefits Charter expected to achieve, and Charter may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect its operating results or financial position or could otherwise harm its business. Even if Charter is able to integrate the business operations obtained in such transactions successfully, it is not possible to predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from such transactions may be offset by costs incurred in integrating new business operations or in obtaining or attempting to obtain regulatory approvals, or increased operating costs that may be experienced as a result of the transactions. Realization of any benefits and cost synergies could be affected by the factors described in other risk factors and a number of factors beyond Charter’s control, as applicable, including, without limitation, general economic conditions, increased operating costs, the response of competitors and vendors and regulatory developments. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology, individually or across multiple opportunities, could divert management and employee time and resources from other matters.

Charter’s business is subject to extensive governmental legislation and regulation, which could adversely affect its business.

Regulation of the cable industry has increased cable operators’ operational and administrative expenses and limited their revenue. Cable operators are subject to various laws and regulations including those covering the following:

•	the provisioning and marketing of cable equipment and compatibility with new digital technologies;
•	customer and employee privacy and data security;
•	limited rate regulation of video service;
•	copyright royalties for retransmitting broadcast signals;
•	when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;
•	the provision of channel capacity to unaffiliated commercial leased access programmers;
•	limitations on the ability to enter into exclusive agreements with multiple dwelling unit complexes and control Charter’s inside wiring;
•	the provision of high-speed Internet service, including net neutrality or open Internet rules;
•	the provision of voice communications;
•	cable franchise renewals and transfers;
•	equal employment opportunity, emergency alert systems, disability access, technical standards, marketing practices, customer service, and consumer protection; and
•	approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant's business in order to secure approval of the proposed transaction.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones. Any future legislative, judicial, regulatory or administrative actions may increase Charter’s costs or impose additional restrictions on Charter’s businesses. For example, with respect to Charter’s retail broadband Internet access service, the FCC has (1) reclassified the service as a Title II service, (2) applied certain existing Title II provisions and associated regulations to it, (3) forborne from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary, and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization, and unreasonable interference with the ability of end users and edge providers to reach each other. The order also subjected broadband providers’ Internet traffic exchange rates and practices to potential FCC oversight for the first time and created a mechanism for third parties to file complaints regarding these matters. These FCC actions were upheld on appeal in June 2016, although additional appeals remain pending. Congress or the FCC may modify or repeal these regulations.

As a result of the reclassification of broadband Internet access service as a Title II communications service, the FCC adopted new privacy and data security rules for common carriers, interconnected VoIP providers, and broadband service providers on October 27, 2016. The new rules replace the prior rules and extend broader privacy protections to broadband customers, as well as voice service customers. The new rules place heightened restrictions on the use of customer information that Internet service providers obtain from the provision of broadband Internet access service (including increased notice, consumer choice, and security), and are more restrictive than other existing privacy and security frameworks. The new rules are subject to additional regulatory approval and legal challenges.

Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on Charter’s business.

There are ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over Charter’s cable systems, which may compound the regulatory risks Charter already faces. For example, the FCC recently proposed new regulations that would affect Charter’s point to point transport service as well as other commercial data services (“business data services”). As a result, the FCC may price regulate business data services as common carriage services and adopt additional restrictions on contracting terms. The FCC also has considered adopting new navigation device rules, pursuant to Section 629 of the Communications Act, which directs the FCC to assure the availability of navigation devices (such as set-top boxes) from third party providers. In 2016, the FCC proposed new rules that would have required Charter to make disaggregated “information flows” available to set-top boxes and apps supplied by third parties. That proposal has not been adopted, but various parties may continue to advocate alternative regulatory approaches to reduce consumer dependency on traditional operator provided set-top boxes. The FCC also is considering the appropriate regulatory framework for VoIP service, including whether that service should be regulated under Title II.

Congress may consider legislation that could increase costs on the company, including (1) the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for Charter’s business, (2) a change in corporate tax laws that could eliminate some of our current deductions, and (3) broadband subsidies to rural areas that could result in subsidized overbuilding of Charter’s more rural facilities.

If any of these pending laws and regulations are enacted, they could affect Charter’s operations and require significant expenditures. We cannot predict future developments in these areas, and we are already subject to Charter-specific conditions regarding certain Internet practices as a result of the FCC’s approval of the Transactions, but any changes to the regulatory framework for Charter’s Internet or VoIP services could have a negative impact on Charter’s business and results of operations.

It remains uncertain what rule changes, if any, will ultimately be adopted by Congress and the FCC and what operating or financial impact any such rules might have on Charter, including on its programming agreements, customer privacy and the user experience. In addition, the FCC’s Enforcement Bureau has been actively investigating certain industry practices of various companies and imposing forfeitures for alleged regulatory violations.

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

The FCC administers a program that collects Universal Service Fund contributions from telecommunications service providers and uses them to subsidize the provision of telecommunications services in high-cost areas and to low-income consumers and the provision of Internet and telecommunications services to schools, libraries and certain health care providers. A variety of regulatory changes may lead the FCC to expand the collection of Universal Service Fund contributions to encompass Internet service providers. The FCC has begun to redirect the expenditure of Universal Service Fund subsidies to broadband deployment in ways that could assist competitors.

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

Currently, rate regulation of cable systems is strictly limited to the basic service tier and associated equipment and installation activities, and the FCC revised its rules, in response to changed market conditions, to make it more difficult for local franchising authorities to assert rate regulation authority. However, the FCC and Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will further restrict the ability of cable system operators to implement rate increases for Charter’s video services or even for its Internet and voice services. Should this occur, it would impede Charter’s ability to raise its rates. If Charter is unable to raise its rates in response to increasing costs, its financial results would be adversely impacted.

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

Cable operators also face significant regulation of their video channel carriage. Charter can be required to devote substantial capacity to the carriage of programming that it might not carry voluntarily, including certain local broadcast signals; local public, educational and governmental access programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system). The FCC adopted revised commercial leased access rules which would dramatically reduce the rate Charter can charge for leasing this capacity and dramatically increase its administrative burdens, but these remain stayed while under appeal. Legislation has been introduced in Congress in the past that, if adopted, could impact Charter’s carriage of broadcast signals by eliminating the cable industry’s compulsory copyright license. The FCC also continues to consider changes to the rules affecting the relationship between programmers (including broadcasters) and multichannel video distributors, including potential loosening of media ownership rules. Future regulatory changes could disrupt existing programming commitments, interfere with Charter’s preferred use of limited channel capacity, increase its programming costs, and limit its ability to offer services that would maximize its revenue potential. It is possible that other legal restraints will be adopted limiting Charter’s discretion over programming decisions.

Charter’s voice service is subject to regulatory burdens which may increase, causing it to incur additional costs.

Charter offers voice communications services over its broadband network using VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those Charter offers its customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that Charter’s VoIP services can compete in the market. The scope of these interconnection rights is being reviewed in a current FCC proceeding, which may affect Charter’s ability to compete in the provision of voice services or result in additional costs. The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear, and at least one state (Minnesota) has asserted jurisdiction over Charter’s VoIP services. Charter has filed a legal challenge to that jurisdictional assertion, which is now pending before a federal district court in Minnesota. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. The FCC has already extended certain traditional telecommunications carrier requirements to many VoIP providers such as Charter. If additional telecommunications regulations are applied to Charter’s VoIP service, it could cause Charter to incur additional costs.

Factors Relating to Skyhook

Skyhook faces competition from multiple sources.

Skyhook’s Wi-Fi location software solutions compete against (1) other satellite and terrestrial based location technology offerings, such as GPS, Observed Time Difference of Arrival and terrestrial beacons (2) other providers of Wi-Fi and cell-based positioning, such as Google and HERE, a former subsidiary of Nokia; and (3) other commercial enterprises’ in-house developed location solutions. There are also a number of new location technologies in development which may further increase competition to be a location solution for new devices and which may require Skyhook to meet more stringent accuracy standards. In addition, Skyhook’s context services compete against other geofencing and location data offerings from other niche location companies, such as Factual and Foursquare.

Certain of Skyhook’s competitors are substantially larger than Skyhook and have greater financial, technical, marketing and other resources. Thus, many of these large enterprises are in a better position to withstand any significant reduction in spending by customers in its markets, and often have broader product lines and market focus, have greater brand recognition and may not be as susceptible to downturns in a single market. These competitors may also be able to bundle their products together (such as with mapping software) to meet the needs of a particular customer, may be able to respond more rapidly to new or emerging technologies or changes in customer requirements and may be capable of delivering more complete solutions than Skyhook is able to provide. If large enterprises that currently do not compete directly with Skyhook choose to enter its markets by acquisition or otherwise, competition would likely intensify. In addition, the growth of new location technologies currently in development may further increase competition to provide these new technologies. If Skyhook is not able to compete successfully for customers, its financial position may be materially adversely affected.

Skyhook is investing in a number of new markets, products and services, but those efforts are still in the early stages and there is no guarantee that such investments will be successful.

In addition to its traditional Wi-Fi location software service, Skyhook is also investing significant capital in the development, introduction and sale of its contextual products.  Investing in these new markets and technologies – many of which are early stage – necessarily involves significant risks and uncertainties, including the possibility that revenues from such investments will be insufficient to offset any new liabilities assumed and expenses, an inadequate return of capital on its investments, and the distraction of management and Skyhook from current operations.  Such risks and uncertainties could cause Skyhook to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities.

Skyhook’s research, development and other investments in new technologies, products or services may not succeed due to, among other things: improvements in alternate technologies in ways that reduce the advantages it anticipates from its investments; competitors’ products or services being more cost effective, having more capabilities or fewer limitations or being brought to market faster than Skyhook’s new products and services; and competitors having longer operating histories in industry segments that are new to Skyhook. Skyhook may also underestimate the costs of or overestimate the future operating income and/or margins that could result from these investments, and these investments may not, or may take many years to, generate material returns. If Skyhook’s new technologies, products or services are not successful, or are not successful in the time frame Skyhook anticipates, Skyhook may incur significant costs and/or asset impairments, its business may not grow as anticipated, its revenues and/or margins may be negatively impacted and/or its reputation may be harmed.

The revenue of Skyhook depends on a limited number of customers, and the loss of its more significant customers could adversely affect its business.

Skyhook derives a significant amount of its revenue from a limited number of customers, and it is anticipated that these customers will continue to represent a significant portion of the revenue of Skyhook. Because Skyhook depends on a limited number of customers, the loss of any combination of these customers could have a material adverse effect on its operating results. Certain of these customers may fail to renew their contracts with Skyhook from time to time, creating additional risk with respect to the potential loss of revenue from these customers. The loss or reduction of business from any combination of these existing customers of Skyhook would materially adversely affect revenue, financial condition and results of operations of Skyhook.

The revenue of Skyhook depends on the performance of device manufacturers, application developers and other resellers of its technology.

Skyhook does not sell its Wi-Fi location software solution or context technology directly to end consumers. Instead, Skyhook provides location and context enablement services that integrate with devices, applications and advertising campaigns that are created or distributed by third parties. Accordingly, Skyhook’s future growth significantly depends on third parties successfully incorporating its technology, products and/or services into new device types used in industries beyond traditional cellular communications, such as industrial Internet of Things, connected home and wearable uses.  Skyhook also depends on its customers, resellers and licensees to develop products and services with value-added features to drive sales and demand. There can be no assurance that such efforts will be successful.

Skyhook reported a net operating loss for the year as a result of its investments in new products and markets, and there is no assurance it will be able to attain profitable operations.

Skyhook reported a net operating loss for the year due to, in part, higher operating expenses related to the aforementioned investments in new markets, products and services.  These new investments are intended to replace the revenue that Skyhook lost from the decline of its Uplink-Time Difference of Arrival business and the loss of another large Skyhook customer, as well as to further grow and diversify Skyhook’s revenue stream in a competitive technological environment.  There can be no assurance that these investments will drive the revenue growth that is necessary to replace contracts that were lost or that they will be sufficient to achieve profitability.

The underlying business and technology of Skyhook depends on the commercial deployment of wireless and other communications technologies and its ability to continue to drive customer demand for Skyhook products and services in a rapidly evolving and developing industry.

Skyhook develops, patents and commercializes products and services based on wireless and other communications technologies. Skyhook depends on third parties to deploy these wireless technologies and networks in order to operate and deploy Skyhook’s products and services. If third parties do not deploy wireless networks or other communication technologies used by Skyhook to operate its location services, or if new technologies or standards are introduced, it could have a material adverse effect on Skyhook’s results of operations and financial condition.

As a result of this possibility, Skyhook must stay abreast of rapidly evolving technological developments and offerings (such as the introduction of LoRa Wireless RF technology, a long range, low power consumption and data transmission protocol for Internet of Things devices) to remain competitive and increase the utility of their products and services, and it must be able to incorporate new technologies into its products and services in order to address the needs of its customers. The failure to successfully introduce new or enhanced products and services on a timely and cost-competitive basis that complies with evolving industry standards and regulations or the inability to continue to market existing products on a cost-competitive basis could also have a material adverse effect on Skyhook’s results of operations and financial condition.

In addition, in order to successfully develop and market certain of Skyhook’s products and services, Skyhook may be required to enter into technology development or licensing agreements with third parties. Skyhook cannot provide assurances that it will be able to timely enter into necessary technology development or licensing agreements on reasonable terms, or at all.

Actions taken by Skyhook to protect its intellectual property rights, such as through a licensing program or through litigation to enforce its intellectual property rights, could result in substantial costs, and Skyhook’s ability to compete could be harmed if it fails to take such actions or is unsuccessful in doing so.

Skyhook relies primarily on a combination of patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, licensing arrangements and other methods to protect its intellectual property in the United States and internationally. Skyhook has numerous patents issued, allowed and pending in the United States and/or in foreign jurisdictions which primarily relate to products and the technology used in connection with the products and services it offers.  Skyhook cannot be certain that the steps it has taken, or may take in the future, will prevent the misappropriation or unauthorized use of its proprietary information and technologies, particularly in foreign countries where international treaties, organizations and foreign laws may not protect its proprietary intellectual property rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective. Any pending patent applications and any future applications may not be approved, and any issued patents may not provide Skyhook with competitive advantages, or such issued patents may be challenged, invalidated, infringed, circumvented or misappropriated by third parties.

While Skyhook believes that it has a defensible and useful patent portfolio and it actively seeks to generate revenue through the licensing of its patents and other assets, it cannot assure you that its attempts to secure future patent licenses will be successful or that it will generate meaningful revenue from licensing. In addition, in connection with actively seeking to license and enforce its patents and other intellectual property, Skyhook has in the past been required and may be required in the future to initiate litigation in order to assert claims of infringement of its intellectual property, enforce patents issued or licensed to them, protect their trade secrets or know-how or to determine the scope and/or validity of a third party’s patent or other proprietary rights. Such litigation may involve significant costs and any such litigation could also result in rulings impacting the validity or enforceability of Skyhook’s patents, which could result in new or increased competition that could have a material adverse effect on Skyhook’s results of operations and financial condition. There can be no assurances that Skyhook would be successful in any such litigation.

Skyhook could face intellectual property lawsuits from competitors or non-practicing entities.

Other companies, including some of Skyhook’s largest competitors, hold intellectual property rights in its industry which could inhibit Skyhook’s ability to introduce new products and services unless it secures necessary licenses on commercially reasonable terms. Furthermore, as the number of issued patents increases and as competition intensifies, the volume of intellectual property infringement claims and lawsuits may also increase. Skyhook may in the future become involved in lawsuits or other legal proceedings alleging patent infringement or other intellectual property rights violations by Skyhook or parties that it has agreed to indemnify for certain claims of infringement. Third parties may also claim that employees of Skyhook have misappropriated or divulged their former employers’ trade secrets or confidential information. Any such litigation, regardless of outcome, could subject Skyhook to significant costs or liabilities or require it to cease using proprietary third party technology and, consequently, could have a material adverse effect on its results of operations and financial condition. If infringement claims are made against Skyhook or its products are found to infringe a third parties’ patent or intellectual property, Skyhook or one of its indemnitees may have to seek a license to the third parties’ patent or other intellectual property rights. However, Skyhook may not be able to obtain licenses at all or on terms acceptable to it particularly from its competitors. If Skyhook or one of its indemnitees is unable to obtain a license from a third party for technology that Skyhook uses or that is used in one of its products, Skyhook could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of its products. It may also have to make royalty or other payments, cross license technology or make payments pursuant to third party indemnitees.

Changes to the regulatory environment in which Skyhook’s customers operate may negatively impact their business.

In the U.S., the FCC regulates wireless carriers, wireless services and E-9-1-1 requirements. FCC regulatory actions affecting wireless carriers and services and E-9-1-1 requirements may adversely affect the wireless phone and device location technology and the positioning services offered by Skyhook. The E-9-1-1 location accuracy requirements originally adopted by the FCC in 1996 applied only to 9-1-1 calls originating outdoors. However, because of the increased use of wireless phones indoors, in 2015, the FCC adopted indoor location accuracy rules its Fourth Report and Order in its E-9-1-1 location accuracy proceeding. Under the FCC’s rules, all wireless providers generally must provide horizontal location information for 40% of all wireless 9-1-1 calls within 2 years of the effective date of the Fourth Report and Order (April 30, 2015), 50% within 3 years of the effective date, 70% within 5 years of the effective date and 80 % within 6 years of the effective date. Wireless providers also must meet specific requirements for the provision of vertical location information for wireless 9-1-1 calls within three-to-eight years of the effective date.  Smaller wireless providers may have additional time to comply with certain of the horizontal and vertical benchmarks.

Skyhook will be actively competing for carrier contracts required to comply with the regulations. Even if Skyhook is able to produce and provide products and services compliant with these regulations, until information regarding any compliant products and services offered by Skyhook’s competitors becomes available, much uncertainty exists as to whether Skyhook will be able to successfully compete for carrier contracts. In addition, due to the aforementioned regulatory changes, uncertainty exists as to the scope and size of revenue from such contracts.

Other U.S. regulatory agencies also may seek to regulate aspects of the services provided by Skyhook. Further, to the extent Skyhook operates abroad, it is subject to potential action by foreign regulatory agencies. Skyhook cannot anticipate how such additional regulation by the FCC, another U.S. Government agency, or any foreign regulator will affect its business.

The success of Skyhook depends on the integrity of its systems and infrastructures.

Skyhook relies on its enterprise resource planning systems to support such critical business operations as processing sales orders and invoicing, purchasing and supply chain management, human resources and financial reporting. Portions of Skyhook’s IT infrastructure may experience interruptions of service or produce errors in connection with systemic failures, systems integration or migration work that takes place from time to time. Skyhook may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. If Skyhook is unable to successfully implement major systems initiatives and maintain critical information systems, it could encounter difficulties that could have a material adverse impact on its business.

Furthermore, the businesses of Skyhook depend on delivering products and services to customers of consistently high quality and reliability. If the services offered by Skyhook were to fail or not to perform as expected, its services could be rendered ineffective, and any significant or systemic service failure could also result in a loss of customer confidence, as well as reputational damage, resulting in a material adverse impact on Skyhook’s business.

Privacy concerns relating to the technology of Skyhook could damage its reputation and deter current and potential users from using its products and applications.

Concerns about the practices of Skyhook with regard to the collection, use, disclosure, or security of location information or other privacy related matters, even if unfounded, could damage its reputations and operating results. While Skyhook strives to comply with all applicable data protection laws and regulations, as well as its own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against Skyhook by government entities or others, or could cause it to lose users and customers, which could potentially have an adverse effect on Skyhook’s business.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere is often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with the data practices of Skyhook. If so, in addition to the possibility of fines, this could result in an order requiring changes in the data practices of Skyhook, which could have an adverse effect on the business and results of operations of Skyhook. Complying with these various laws could result in the incurrence of substantial costs or require changes to business practices in a manner adverse to the business of Skyhook.

Security breaches and other disruptions, including as a result of cyber attacks, could compromise the information collected and stored by Skyhook and expose it to liability, which would cause business and reputational damage.

In the ordinary course of business, Skyhook collects and stores sensitive data, including intellectual property, its proprietary business information and that of its customers and suppliers, and location information, in its facilities and on its networks. The secure processing, maintenance and transmission of this information is important to its operations. Despite security measures in place at Skyhook, its information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error or other disruptions. Any such breach could compromise its networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disruption of operations, reputational damage, and cause a loss of confidence, which could adversely affect Skyhook’s business and revenue.

Factors Relating to our Common Stock and the Securities Market

We expect our stock price to continue to be directly affected by the results of operation of Charter and developments in its business.

The fair value of our investment in Charter, on an as-converted basis, was approximately $15.6 billion as of December 31, 2016, which represents all of our total market value. As a result, our stock price will continue to be directly affected by the results of operations of Charter and the developments in its business.

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
•

requiring stockholder approval by holders of at least 80% of our voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated certificate of incorporation; and

•

the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

In addition, John C. Malone currently beneficially owns shares representing the power to direct approximately 47% of the aggregate voting power in our company, due to his beneficial ownership of approximately 96% of the outstanding shares of our Series B common stock as of January 31, 2017.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

Liberty Broadband

In connection with the Broadband Spin-Off, a wholly-owned subsidiary of Liberty entered into a facilities sharing agreement with Liberty Broadband, pursuant to which Liberty Broadband shares office facilities with Liberty, Liberty Interactive, TripCo and ExpediaCo located at 12300 Liberty Boulevard, Englewood, Colorado, 80112.

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

Charter’s subsidiaries generally lease space for business offices. Charter’s headend and tower locations are located on owned or leased parcels of land, and Charter generally owns the towers on which its equipment is located. Charter leases space for its corporate headquarters in Stamford, Connecticut.

The physical components of Charter’s cable systems require maintenance as well as periodic upgrades to support the new services and products Charter introduces. Charter believes that its properties are generally in good operating condition and are suitable for its business operations.

Skyhook

Skyhook maintains corporate offices in two locations:  Boston, Massachusetts and Berwyn, Pennsylvania. Skyhook leases a 37,088 square foot facility in Berwyn, which expires at the end of 2017 and a 7,900 square foot facility in Boston, which expires in January 2018.

Item 3. Legal Proceedings

Charter - New York Litigation

In connection with the formerly proposed Comcast-Time Warner Cable merger, eight putative class action complaints were filed on behalf of purported Time Warner Cable stockholders in the New York Supreme Court (the “NY Actions”) and the Court of Chancery of the State of Delaware. These complaints named as defendants Time Warner Cable, Comcast Tango Acquisition Sub, Inc. and their respective officers and directors. The complaints generally alleged, among other things, that the members of the Time Warner Cable and Comcast boards of directors breached their fiduciary duties to their respective stockholders during merger negotiations by entering into the merger agreement and approving the merger, and that Time Warner Cable, Comcast and the holding company created to merge the companies aided and abetted such breaches of fiduciary duties. The complaints further alleged that the joint proxy statement/prospectus filed by Comcast with the SEC on March 20, 2014 was misleading or omitted certain material information. The complaints sought unspecified declatory and equitable relief, compensatory damages in an unspecified amount, injunctive relief and costs and fees. The parties entered into a settlement agreement, conditioned on the consummation of the Comcast-Time Warner Cable merger. Now that the Comcast-Time Warner Cable merger agreement has been terminated, this settlement agreement is no longer operative.

On June 29, 2015, the parties in the NY Actions filed a stipulation agreeing that plaintiffs could file a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), and dismissing the actions with prejudice as to Comcast and Tango Acquisition Sub, Inc. After the court so ordered the stipulation, the plaintiffs in the NY Actions filed the Second Amended Complaint on July 1, 2015. The Second Amended Complaint named as defendants Time Warner Cable, the members of the Time Warner Cable board of directors, Charter and the merger subsidiaries. The Second Amended Complaint generally alleged, among other things, that the members of the Time Warner Cable board of directors breached their fiduciary duties to Time Warner Cable stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint sought, among other relief, an injunction against the stockholder vote on the mergers, compensatory damages in an unspecified amount, unspecified declatory and equitable relief and costs and attorneys’ fees.

On September 9, 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, approval by the New York Supreme Court. That court gave preliminary approval to the settlement in October 2016. A hearing to consider final approval of this settlement is set for March 2017. In the event that the New York Supreme Court does not approve the settlement, the defendants intend to defend against any further litigation.

Charter and Liberty Broadband - Delaware Litigation

On August 21, 2015, a purported stockholder of Legacy Charter filed a lawsuit in the Delaware Court of Chancery (the “Court”), on behalf of a putative class of Legacy Charter stockholders, challenging the Transactions. The lawsuit is captioned Sciabacucchi v. Liberty Broadband Corp., C.A. No. 11418-VCG (the “Delaware Action”), and names as defendants Liberty Broadband, Legacy Charter, the board of directors of Charter, and Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Legacy Charter stockholders, and that Legacy Charter issued a false and misleading proxy statement in connection with the Transactions. Plaintiff requested, among other things, that the Court enjoin the September 21, 2015 special meeting of Legacy Charter stockholders at which Legacy Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Legacy Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Legacy Charter and (ii) a Form of Proxy and Right of First Refusal Agreement by and among Liberty Broadband, A/N, Legacy Charter and Charter, which was referenced in the description of the Stockholders Agreement. On September 9, 2015, Legacy Charter issued supplemental disclosures containing unlevered free cash flow projections for Legacy Charter. In return, the plaintiff agreed its disclosure claims were moot and withdrew its application to enjoin the Legacy Charter stockholder vote on the Transactions. Charter and Liberty Broadband have filed, and the parties have fully briefed, motions to dismiss this litigation but the Court has not yet ruled upon it.  Charter and Liberty Broadband deny any liability, believe that they have a substantial defenses, and intend to vigorously defend this suit.

Other Charter Proceedings

The California Attorney General and the Alameda County, California District Attorney are investigating whether certain of Legacy Charter’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. That investigation was commenced in January 2014. A similar investigation involving Legacy TWC was initiated in February 2012. Charter is cooperating with these investigations. While Charter is unable to predict the outcome of these investigations, it does not expect that the outcome will have a material effect on its operations, financial condition, or cash flows.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that Legacy TWC infringes 12 U.S. patents purportedly relating to VoIP services. Over the course of the litigation Sprint dismissed its claims relating to five of the asserted patents, and shortly before trial Sprint dropped its claims with respect to two additional patents. A trial on the remaining five patents is scheduled to begin on February 13, 2017. The plaintiff is seeking monetary damages of approximately $150 million. The plaintiff is also claiming that TWC willfully infringed the patents, and may seek up to treble damages as well as attorneys’ fees and costs. Charter intends to vigorously defend against this lawsuit. However, no assurances can be made that such defenses would ultimately be successful. At this time, Charter does not expect that the outcome of this litigation will have a material adverse effect on its operations, financial condition or cash flows although the ultimate outcome of the litigation cannot be predicted.

On October 23, 2015, the New York Office of the Attorney General (the “NY AG”) began an investigation of Legacy TWC's advertised Internet speeds and other Internet product advertising. On February 1, 2017, the NY AG filed suit in the Supreme Court for the State of New York alleging that Legacy TWC’s advertising of Internet speeds was false and misleading.

The suit seeks restitution and injunctive relief. Charter denies that Legacy TWC engaged in any wrongdoing and, the Company intends to defend itself vigorously. However, no assurances can be made that such defenses would ultimately be successful. At this time, Charter does not expect that the outcome of this litigation will have a material adverse effect on its operations, financial condition or cash flows.

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

Charter is also party to other lawsuits, claims and regulatory inquiries that arise in the ordinary course of conducting its business, including lawsuits claiming violation of anti-trust laws, wage and hour laws and breach of contract by vendors, including by three programmers. The ultimate outcome of these other legal matters pending against Charter or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our or Charters’ consolidated financial condition, results of operations, or liquidity, such lawsuits could have in the aggregate a material adverse effect on ours or Charter’s consolidated financial condition, results of operations, or liquidity. Whether or not Charter ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure its reputation.

Skyhook

In the normal course of business, Skyhook provides indemnification to certain customers against specified claims that might arise against those customers from the use of Skyhook’s products. During October 2015, Skyhook made a payment of $55 thousand to settle an indemnification claim. To date, Skyhook has not made any significant reimbursements to any of its customers for any losses related to these indemnification provisions. Although four such claims are currently pending, no legal proceedings have been instituted with respect to such claims. Skyhook is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although Skyhook’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities.

Market Information

Each series of our common stock has been outstanding since November 2014.  Our Series A and Series C common stock trade on the Nasdaq Global Select Market under the symbols “LBRDA” and “LBRDK,” respectively.  Our Series B common stock is eligible for quotation on the OTC Markets under the symbol “LBRDB”, but it is not actively traded.  The following table sets forth the quarterly range of high and low sales prices of shares of each series of our common stock for the years ended December 31, 2016 and 2015.  With respect to our Series B common stock, this information represents inter-dealer prices without dealer mark-ups, mark-downs or commissions, and may not be indicative of the value of the common stock or the existence of an active market.

	Liberty Broadband Corporation
	Series A		Series B		Series C
	(LBRDA)		(LBRDB)		(LBRDK)
	High	Low	High	Low	High	Low
2015
First quarter	$58.13	44.08	60.01	43.09	58.07	44.06
Second quarter	$56.60	49.80	60.01	51.67	56.80	49.99
Third quarter	$57.28	49.50	56.30	50.23	56.03	48.28
Fourth quarter	$56.10	48.80	55.07	51.53	59.70	48.99

2016
First quarter	$58.82	42.03	52.81	41.00	58.50	41.30
Second quarter	$60.27	54.53	52.81	52.81	60.46	54.45
Third quarter	$71.77	58.96	67.97	61.11	72.94	59.59
Fourth quarter	$73.90	61.69	76.25	63.97	75.67	63.64

Holders

As of January 31, 2017, there were 865, 67 and 1,109 holders of our Series A, Series B and Series C common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of Liberty Broadband Series A, B or C common stock during the period. During the three months ended December 31, 2016, 1,190 shares of Liberty Broadband Series A common stock and 2,376 shares of Liberty Broadband

Series C common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2016	2015	2014	2013	2012
Summary Balance Sheet Data:	amounts in thousands
Cash and cash equivalents	$205,728	655,079	44,809	9,251	10,031
Investments in available for sale securities (2)(3)	$—	439,560	360,762	326,700	232,648
Investment in affiliates, accounted for using the equity method (2)(3)	$9,315,253	2,372,699	2,498,804	2,402,024	—
Intangible assets not subject to amortization (1)	$6,497	6,497	27,166	20,669	20,669
Intangible assets subject to amortization, net (1)	$8,596	11,887	12,915	429	1,562
Net deferred income tax assets	$—	55,368	30,822	—	—
Total assets	$9,590,960	3,565,741	3,003,471	2,891,781	306,786
Long-term debt	$198,512	399,703	371,539	—	—
Net deferred income tax liabilities (6)	$504,644	—	—	6,740	34,166
Total equity (deficit) (5)	$8,473,092	3,148,219	2,494,769	2,779,194	196,459

	Years Ended December 31,
	2016	2015	2014	2013	2012
Summary Statement of Operations Data:	amounts in thousands, except per share amounts
Revenue	$30,586	91,182	69,045	77,363	83,098
Operating income (loss)	$(21,160)	58,955	(42,974)	(88)	7,879
Share of earnings (losses) of affiliate (2)(3)	$641,544	(120,962)	(127,573)	(76,090)	—
Gain (loss) on dilution of investment in affiliate (2)(3)	$770,766	(7,198)	(87,158)	(92,933)	—
Realized and unrealized gains (losses) on financial instruments	$94,122	2,619	51,189	97,860	57,582
Net earnings (loss) attributable to Liberty Broadband shareholders	$917,303	(50,187)	(134,605)	(41,728)	44,196
Basic earnings (loss) per common share (4)	$6.03	(0.49)	(1.52)	(0.47)	0.50
Diluted earnings (loss) per common share (4)	$6.00	(0.49)	(1.52)	(0.47)	0.50

(1)

As discussed in note 2 to the accompanying consolidated financial statements, Skyhook Holding, Inc. acquired 100% of the outstanding common shares of Skyhook Wireless, Inc., a Delaware corporation, on February 14, 2014 for approximately $57.5 million in cash.

(2)

As discussed in note 6 to the accompanying consolidated financial statements, in May 2013, Liberty acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership in Charter at the time of purchase.

(3)

As discussed in note 6 to the accompanying consolidated financial statements, on May 18, 2016 Time Warner Cable merged with Charter, causing a significant increase in Share of earnings (losses) of affiliate and gain on dilution of investment in affiliate in 2016.  As a result of the merger transaction, Time Warner Cable is no longer accounted for as an available for sale security as of December 31, 2016.

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

(5)

As discussed in note 10 to the accompanying consolidated financial statements, in connection with the Time Warner Cable Merger, in May 2016, Liberty Broadband funded its purchase of Charter Class A common stock using proceeds of $4.4 billion related to subscriptions for approximately 78.3 million newly issued shares of Liberty Broadband Series C common stock.

(6)	The increase in deferred tax liabilities is due to certain of the deferred tax liabilities that were assumed in connection with the closing of the Transactions. See further discussion in Item 7.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Additionally, see note 3 in the accompanying consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). At the time of the Broadband Spin-Off, Liberty Broadband was comprised of, (i) Liberty’s former interest in Charter Communications, Inc. (“Legacy Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”, “TWC”, “Legacy Time Warner” or “Legacy TWC”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

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

On May 18, 2016, Time Warner Cable merged with Legacy Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in CCH I, LLC, a former subsidiary of Legacy Charter (“Charter”), becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC (“Bright House” or “Legacy Bright House”) from Advance/Newhouse Partnership (“A/N”) by Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Legacy Charter, Charter, Liberty Interactive Corporation (“Liberty Interactive”) and Time Warner Cable. In connection with the Time Warner Cable Merger and Bright House Transaction (collectively, the “Transactions”), Liberty Broadband exchanged its shares of Time Warner Cable for shares of Charter and purchased additional shares of Charter. As a result, and pursuant to proxy agreements entered into with Liberty Interactive and A/N, Liberty Broadband controls 25.01% of the aggregate voting power of Charter. In addition, in connection with the Time Warner Cable Merger, Liberty Broadband funded its purchase of shares of Charter Class A common stock using proceeds of $4.4 billion related to subscriptions for approximately 78.3 million newly issued shares of Liberty Broadband Series C common stock.

The financial information represents a combination of the historical financial information of Skyhook, Liberty Broadband’s interest in Charter, Liberty’s former minority equity investment in Time Warner Cable and certain deferred tax liabilities. This financial information refers to the combination of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” here and in the notes to the consolidated financial statements.

Strategies and Challenges

Executive Summary

Skyhook Holding, Inc. (formerly known as TruePosition, Inc.) was originally incorporated on November 24, 1992 to provide technology for locating wireless phones and other mobile devices. Skyhook Holding, Inc.’s location offering was a passive network overlay system using its patented Uplink-Time Difference of Arrival (“U-TDOA”) technology (“U-TDOA service”) and was used primarily to provide E-9-1-1 services domestically and to enhance services in support of commercial applications, national security and law enforcement worldwide. In February 2014, Skyhook Holding, Inc. acquired Skyhook Wireless, Inc., which operates a global location network containing billions of geolocated Wi-Fi access points and cell towers that serve as the reference infrastructure for providing location services to wireless phones and other mobile devices (“Wi-Fi location software solution”).  Skyhook Wireless, Inc.’s Wi-Fi location software solution determines the location of a wireless device by matching received Wi-Fi or cellular signals to the known locations of access points and cell towers contained in a proprietary database maintained by Skyhook Wireless, Inc. These Wi-Fi location software solutions are used primarily by mobile device makers, wireless carriers, and asset tracking platforms to understand the precise geographic location and movement of a mobile device.  In addition to Wi-Fi location software solutions, Skyhook (as defined below) also provides location-based context services that provide not just the precise latitude and longitude of a given mobile device, but also the real world context of that location. For example, Skyhook can provide customers with an understanding of the type of location (e.g., a fast-food restaurant or an airport), the ability to provide notifications and triggers upon the entry or exit of a device from a pre-defined location, and insights based on historical device locations. These location-based context solutions provide a way for application developers, enterprises, and advertisers to understand consumers’ mobile behavior and to improve their user experience, while also providing companies with the ability to reach and measure their audiences in new and relevant ways.

In 2015, one of Skyhook Holding, Inc.’s customers, a wireless carrier utilizing the legacy U-TDOA service which accounted for approximately 80% - 90% of consolidated revenue at the time, gave notice that it planned to discontinue use of the U-TDOA service and did not intend to renew its contract, which expired on December 31, 2015. The loss of this customer had a material adverse effect on Skyhook Holding, Inc.’s business. As a result of the loss of this wireless carrier customer, changes in the regulatory environment and a shift in the overall market for the legacy U-TDOA service, Skyhook Holdings Inc. ceased making further investment in its U-TDOA products. In 2016, Skyhook Holding, Inc. and Skyhook Wireless, Inc. combined operations in order to focus on the development and sale of the suite of location and context products  and are referred to collectively herein as “Skyhook.”

For both its location and context solutions, Skyhook earns revenue from device makers, application providers, enterprises and advertising companies through the integration of Skyhook’s technology, the provision of location services and via the sale of data. Skyhook also earns revenue through entering into licensing agreements with companies to utilize its software. Although the revenue generated from license agreements has thus far been one-time in nature, Skyhook anticipates a recurring revenue stream from its licensing agreements in future periods.

Charter is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 26.2 million residential and business customers at December 31, 2016. In addition, Charter sells video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology (“IT”) solutions to large enterprise customers.  Liberty acquired its interest in Charter on May 1, 2013. At December 31, 2016, Liberty Broadband owned approximately 54.1 million shares of Charter Class A common stock, representing an approximate 20% ownership interest in the issued and outstanding shares. Upon the closing of the Time Warner Cable Merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Legacy Charter, Charter, Liberty Broadband and A/N, as amended (the “Stockholders Agreement”), became fully effective.  Under the Stockholders Agreement, we have the right to designate three directors to the Charter board of directors, subject to certain exclusions and requirements. Charter has agreed to cause the appointment of at least one of our designees to serve on the nominating and corporate governance, finance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees.

Key Drivers of Revenue

Skyhook earns revenue from device makers, application providers, enterprises and advertising companies through the integration of its software and technology, the provision of location services and through the sale of data.  In addition, Skyhook earns revenue from licensing its intellectual property to other enterprises. Prior to 2016, Skyhook also earned significant revenue from the sale of hardware and the licensing of associated software required to operate a passive network overlay system for generating location records for wireless devices using U-TDOA technology, and from professional and support services related thereto. These services were primarily sold to wireless carriers to provide E-9-1-1 services domestically and to enhance services in support of commercial applications, national security and law enforcement worldwide.

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

Current Trends Affecting Our Business

Skyhook’s location determination services compete against (1) other satellite and terrestrial based location technology offerings, such as GPS, (2) other providers of Wi-Fi and cell-based positioning, such as Google, Inc. (“Google”) and HERE, a former subsidiary of Nokia; and (3) other commercial enterprises’ in-house developed location solutions. There are also a number of new location technologies in development which may further increase competition to be a location solution for new devices and which may require Skyhook to meet more stringent accuracy standards. In addition, Skyhook’s context services compete against other geofencing and location data offerings from other niche location companies, such as Factual and Foursquare.

Charter faces intense competition for residential customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants. With respect to its residential business, Charter competes with other providers of video, high-speed Internet access, telephone services, and other sources of home entertainment. Specifically, newer categories of competitors include virtual multichannel video programming distributors such as AT&T’s “DirecTV NOW,” DISH Network Corporation’s “Sling TV,” and Sony Corporation’s “Playstation Vue.” In the broadband communications industry, Charter’s principal competitors for video services are DBS and telephone companies that offer video services. Charter’s principal competitors for high-speed Internet services are the broadband services provided by telephone companies, including both traditional DSL, fiber-to-the-node, and fiber-to-the-home offerings.  A growing number of commercial areas, such as retail malls, restaurants and airports, offer Wi-Fi Internet service.  Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi Internet access networks.  These options offer alternatives to cable-based Internet access. Charter’s principal competitors for telephone services are established telephone companies, other telephone service providers, and other carriers, including VoIP providers. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which Charter operates its residential voice service.

Skyhook and Charter must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. These companies must be able to incorporate new technologies into their products and services in order to address the needs of their customers.

Results of Operations—Consolidated

Consolidated operating results:

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
Revenue	$30,586	91,182	69,045
Operating expenses, excluding stock-based compensation
Operating expense	2,798	6,089	7,499
Research and development	10,082	16,637	18,311
Selling, general and administrative	29,148	36,814	46,946
Stock-based compensation	5,713	6,380	999
Depreciation and amortization	4,005	6,088	9,043
Net gain on legal settlement	—	(60,450)	(6,000)
Impairment of intangible assets	—	20,669	35,221
Operating income (loss)	$(21,160)	58,955	(42,974)
Less impact of stock-based compensation, net gain on legal settlement, depreciation and amortization, and impairment of intangible assets	9,718	(27,313)	39,263
Adjusted OIBDA	$(11,442)	31,642	(3,711)

Revenue

Revenue decreased $60.6 million and increased $22.1 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. The decrease in revenue in 2016 was due to the loss of Skyhook’s largest legacy U-TDOA service customer whose contract expired on December 31, 2015. This customer accounted for approximately 85% and 83% of Skyhook’s revenue during 2015 and 2014, respectively. A significant decline in Skyhook’s operations is expected to continue unless Skyhook is able to generate sufficient new business to replace the financial impacts of the loss of this customer. The decrease in revenue in 2016 resulting from the lost customer was partially offset by a new license agreement entered into during 2016. On September 1, 2016, Skyhook entered into a confidential license agreement pursuant to which Skyhook agreed to grant to the licensee a perpetual, non-exclusive, non-transferable, worldwide license to patents and patent applications owned by the companies. In exchange for this right, the licensee agreed to pay a one-time lump sum payment of $17.5 million that was recognized as revenue in the third quarter of 2016. Apart from the one-time revenue received from the license agreement in 2016, and excluding $35.5 million of deferred revenue (discussed below) in 2015, revenue from Skyhook’s operations decreased by approximately $42.6 million during 2016.

The increase in revenue during 2015 was primarily due to the recognition of $35.5 million of deferred revenue upon the expiration of the aforementioned contract with Skyhook’s largest legacy U-TDOA service customer on December 31, 2015, as all contractual obligations were satisfied at that time. Exclusive of the recognition of the deferred revenue associated with this contract during 2015, revenue decreased $13.4 million from the prior year, primarily as a result of reduced domestic software and maintenance license fees due to a reduction in the size of the deployed base of Skyhook’s legacy U-TDOA service.

 Operating, research and development, and selling, general and administrative expenses

Operating, research and development, and selling, general and administrative expenses, decreased collectively by $17.5 million and $13.2 million for December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. The decrease in 2016 was due to headcount reductions and other cost containment measures taken by Skyhook in 2016 and 2015, upon combining the operations of its businesses, coupled with lower legal expenses, and lower corporate selling general and administrative expenses during the year. The decrease in 2015 was largely due to a full year implementation of cost reduction measures at Skyhook and lower legal expenses, partially offset by higher corporate selling, general and administrative costs during the current year.  Legal expenses decreased $3.8 million and $10.1 million in the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The decrease in legal expenses during 2016 is a result of the settlement of Skyhook’s patent infringement lawsuit during the first quarter of 2015, lower costs to maintain the patent portfolio and the resolution of various other legal matters, offset by legal costs associated with the license agreement entered into by Skyhook and corporate legal expenses related to the Time Warner Cable Merger. The decrease in legal expenses during 2015 is due to the settlement during the third quarter of 2014 of Skyhook's antitrust lawsuit arising from the standard setting processes for LTE wireless data communication technology as it pertains to location technology and the settlement of Skyhook’s patent infringement lawsuit against Google during the first quarter of 2015. Additionally, lobbying costs of $431 thousand and $3.3 million related to the indoor accuracy regulations previously discussed were incurred during each of the years ended December 31, 2015 and December 31, 2014, respectively. Lobbying costs decreased significantly after the first quarter of 2015 based upon rulemaking timelines, and no lobbying costs were incurred during 2016. Merger costs of $958 thousand related to the Skyhook acquisition were incurred in 2014. No merger costs were incurred during 2016 or 2015.

Stock-based compensation

Stock-based compensation expense decreased $667 thousand and increased $5.4 million for the years ended December 31, 2016 and 2015, respectively, as compared to the same periods in the prior year. The decrease in 2016 is due to a decrease in the number of vested outstanding awards under Skyhook’s long-term incentive plans as a result of headcount reductions coupled with a reduction in the fair value of the awards. This decrease was partially offset by an increase in stock-based compensation due to the vesting of options to purchase shares of Liberty Broadband Series C common stock granted during 2014, 2015 and 2016. The increase in stock-based compensation during 2015 was primarily due to the vesting of options to purchase shares of Liberty Broadband Series C common stock granted during December 2014 and an increase in the number of options to purchase shares of Liberty Broadband Series C common stock granted during 2015. Additionally, stock-based compensation increased in 2015 due to the issuance of new awards and additional vesting of the outstanding awards under the Skyhook’s long-term incentive plans, partially offset by cancelled awards.

Depreciation and amortization

Depreciation and amortization decreased $2.1 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. The decrease in depreciation and amortization expense during the current year is due to a decrease in the general depreciable asset base as assets have become fully depreciated coupled with the write-off of fixed assets during the first quarter of 2015. The decrease in 2015 was due to lower amortization expense resulting from the impairment of Skyhook’s intangible assets during the fourth quarter of 2014 and write-off of fixed assets during the first quarter of 2015. The assets written off were comprised of assets related to the abandonment of a product development project related to the legacy U-TDOA service during the period.

Net gain on legal settlement

On September 10, 2010, Skyhook filed a patent infringement lawsuit in the U.S. District Court for the District of Massachusetts against Google. In March 2013, Skyhook amended its lawsuit to add additional claims. The case had been scheduled to be tried before a jury commencing March 9, 2015, with Skyhook alleging at that time that Google infringed on eight Skyhook patents involving location technology and seeking an injunction and/or award of damages in an amount to be determined at trial. However, on March 5, 2015, the parties advised the District Court that the case had been settled and thereby dismissed the action without costs and without prejudice to the right, upon good cause shown within 45 days, to reopen the action if settlement was not consummated. On March 27, 2015, the parties consummated a final settlement agreement and on April 24, 2015, Google paid Skyhook settlement consideration of $90 million. In return for payment of the settlement consideration, Google received dismissal of the action with prejudice, a license to the existing Skyhook patents and patent applications (and their continuations, divisionals, continuations-in-part), a three-year covenant not to sue (subject to limited exceptions) and a mutual release of claims. As a result of the settlement, Skyhook realized a net gain, after legal fees, of approximately $60.5 million during the first quarter of 2015.

Impairment of intangible assets

During September 2015, Skyhook’s largest customer (AT&T) gave notice that it did not intend to renew its contract related to Skyhook’s legacy U-TDOA service, which expired on December 31, 2015. The Company believed that the receipt of the notification represented a significant change in circumstances since we last performed our annual goodwill impairment test. Accordingly, we performed a goodwill impairment test upon receipt of the notification. At that time, the estimated fair value of the reporting unit was primarily determined based on the cash and cash equivalents held by the reporting unit, and when compared to its carrying value, it was concluded that a goodwill impairment did not exist. As previously discussed, the carrying value of Skyhook included a $35.5 million deferred revenue liability related to the contract with AT&T. Upon expiration of the contract on December 31, 2015, the deferred revenue was recognized, as all contractual obligations were satisfied at that time. The recognition of this deferred revenue liability increased the reporting unit carrying value. As a result, the Company determined the fair value of Skyhook. As the reporting unit’s carrying value now exceeded the fair value, we performed a Step 2 impairment test and recorded a $20.7 million impairment loss related to Skyhook’s goodwill during December 2015. See note 7 in the accompanying consolidated financial statements for additional discussion regarding this impairment loss.

In November 2014, Skyhook was notified that one of its significant customers was not expected to renew its contract related to its Wi-Fi location software solution for 2015. As a result, 30-40% of Skyhook’s Wi-Fi location software solution revenue was not expected to recur in 2015. Due to this anticipated decline in Skyhook’s operations, the Company determined the fair value of Skyhook and performed a Step 2 impairment test, which resulted in a $35.2 million impairment loss recorded to Skyhook’s goodwill and intangible assets during December 2014. See note 7 in the accompanying consolidated financial statements for additional discussion regarding this impairment loss.

Operating Income (Loss)

Operating income (loss) declined $80.1 million and improved $101.9 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods, due to the items discussed above.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 15 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income and Earnings (loss) from continuing operations before income taxes.

Adjusted OIBDA declined $43.1 million and improved $35.3 million in the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. Adjusted OIBDA for the years ended December 31, 2016, 2015 and 2014 included $8.7 million, $11.9 million, and $1.5 million of corporate selling, general and administrative expenses, respectively.  The decrease in Adjusted OIBDA for the year ended December 31, 2016 is due to the $60.6 million decrease in revenue, discussed above, partially offset by a $3.8 million decline in legal expenses during the year (discussed above) and a $13.7 million improvement in operating, research and development, and selling, general and administrative expenses during the year (discussed above).  The increase in Adjusted OIBDA for the year ended December 31, 2015 is due to the $22.1 million increase in revenue, discussed above, along with a $10.1 million decline in legal expenses during the year (discussed above), and a $3.1 million improvement in operating expenses during the year.

Other Income and Expense:

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
Other income (expense):
Interest expense	$(14,956)	(7,424)	(1,138)
Dividend and interest income	5,020	3,797	5,426
Share of earnings (losses) of affiliate	641,544	(120,962)	(127,573)
Realized and unrealized gains (losses) on financial instruments, net	94,122	2,619	51,189
Gain (loss) on dilution of investment in affiliate	770,766	(7,198)	(87,158)
Other, net	336	158	(63)
	$1,496,832	(129,010)	(159,317)

Interest expense

Interest expense increased $7.5 million and $6.3 million during the years ended December 31, 2016 and 2015, respectively. The increase in the current year is attributable to additional amounts outstanding on the two margin loan agreements entered into by our wholly owned subsidiary (the “2016 Margin Loan Agreements”) during the current period as compared to the prior year.  The increase in 2015 is also due to additional amounts drawn on the two margin loan agreements entered into by a wholly owned special purpose subsidiary (the “2014 Margin Loan Agreements”).  See note 8 in the accompanying consolidated financial statements for additional information on the margin loan agreements.

Dividend and interest income

Dividend and interest income increased $1.2 million and decreased $1.6 million for each of the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. The increase in 2016 is the result of increased interest income due to a higher cash and short-term marketable securities balance during the first and second quarters of 2016, with an increase in interest rates during the entire year in 2016, partially offset by a loss of dividend income due to the Time Warner Cable Merger during May 2016.  The decrease in 2015 was due to contractual commitments on the Time Warner Cable shares. Although the 2015 quarterly Time Warner Cable dividend rate remained the same as 2014, a larger portion of the dividends were passed through to the counterparty in 2015, due to more written call option contracts on Time Warner Cable shares outstanding during 2015 than 2014 as well as the Time Warner Cable collar agreement that was outstanding for a portion of the current year.

Share of earnings (losses) of affiliates

Share of earnings (losses) from affiliates improved $762.5 million and $6.6 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. Share of earnings (losses) from affiliates is attributable to the Company’s ownership interest in Charter. In May 2013, the Company acquired its initial investment in Legacy Charter. Upon acquisition, the Company allocated the excess basis, between the book basis of Legacy Charter and fair value of the shares acquired, and ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. Outstanding debt is amortized over the contractual period using the effective interest rate method. Amortization related to debt and intangible assets with identifiable useful lives is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying consolidated statements of operations and aggregated $41.8 million, $51.6 million, and $81.2 million, net of related taxes, for the years ended December 31, 2016 2015, and 2014, respectively.

On May 18, 2016, the Time Warner Cable Merger and Bright House Transaction were completed. The Time Warner Cable Merger resulted in Legacy Charter and Time Warner Cable becoming wholly owned subsidiaries of Charter, which was a wholly owned subsidiary of Legacy Charter at the time. As a result of the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband exchanged its shares of Time Warner Cable for shares of Charter and purchased additional shares of Charter. As a result, and pursuant to proxy agreements entered into with Liberty Interactive and A/N, Liberty Broadband controls 25.01% of the aggregate voting power of Charter following the completion of the Transactions. The increase in share of earnings from affiliates during 2016 is attributable to the earnings of Charter subsequent to the Time Warner Cable Merger and Bright House Transaction. See note 6 in the accompanying notes to the consolidated financial statements for additional discussion of the Company’s investment in Charter.

The following is a discussion of Charter’s stand alone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations. Charter is a separate publicly traded company and additional information about Charter can be obtained through its website and public filings. The amounts included in the table below, derived from Charter’s public filings, represent Charter’s results for each of the years ended December 31, 2016, 2015 and 2014, as well as a year over year comparison on a pro forma basis as if the Transactions were completed on January 1, 2015.

	Years ended December 31,			Years ended December 31,
	2016	2015	2014	2016	2015
	amounts in millions			Pro forma
Revenue	$29,003	9,754	9,108	40,023	37,394
Operating expenses, excluding stock-based compensation	(18,497)	(6,437)	(5,980)
Adjusted OIBDA	10,506	3,317	3,128	14,651	12,990
Depreciation and amortization	(6,907)	(2,125)	(2,102)
Stock-based compensation	(244)	(78)	(55)
Operating income	3,355	1,114	971	4,801	3,396
Other expenses, net	(2,535)	(1,445)	(918)
Net income (loss) before income taxes	820	(331)	53
Income tax benefit (expense)	2,925	60	(236)
Net income (loss)	$3,745	(271)	(183)

Charter’s revenue increased $19.2 billion and $646 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years.  Revenue growth primarily reflects the Transactions and increases in the number of residential Internet and triple play customers and in commercial business customers, growth in rates driven by higher equipment revenue and rate increases offset by a decrease in basic video customers. On a pro forma basis, assuming the transactions occurred as of January 1, 2015, total revenue increased by $2.6 billion for the year ended December 31, 2016 compared to the year ended December 31, 2015. Revenue growth in 2015 primarily reflects increases in the number of residential Internet and triple play customers and in commercial business customers, growth in expanded basic and digital penetration, promotional and annual rate increases, and higher advanced services penetration, partially offset by a decrease in advertising sales in 2015 and a decrease in average basic video customers.

The increase in revenue during 2016 and 2015 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation, of $12.1 billion and $457 million, respectively. The increase in operating expenses in 2016 was primarily due to the Transactions. The increase in operating expenses in 2015 was primarily attributable to an increase in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents, and the introduction of new networks offset by synergies as a result of the Transactions and lower pay-per-view programming expenses.

Charter’s Adjusted OIBDA in 2016 and 2015 increased as a result of the above discussion.  On a pro forma basis, assuming the transactions occurred as of January 1, 2015, Adjusted OIBDA increased by $1.7 billion as a result of an increase in residential and commercial revenues offset by increases in programming costs and other expenses.

Depreciation and amortization expense increased $4.8 billion and $23 million during the years ended December 31, 2016 and 2015, respectively. The increase in depreciation and amortization expense in 2016 is attributable to additional depreciation and amortization related to the Transactions, inclusive of the incremental amounts as a result of the higher fair values recorded in acquisition accounting. The increase in depreciation and amortization in 2015 is attributable to the depreciation on more recent capital expenditures, partially offset by certain assets becoming fully depreciated.

Stock compensation expense increased $166 million and $23 million in the years ended December 31, 2016 and 2015, respectively, which in both years was due to increases in headcount and the value of equity issued.

Other expenses increased $1.1 billion and $527 million in the years ended December 31, 2016 and 2015, respectively, compared to the same periods in the prior year.  The increase in other expenses is primarily attributable to an increase of $1.2 billion and $395 million of interest expense during 2016 and 2015, respectively, associated with the debt incurred to fund the Transactions, and, in 2016, $604 million associated with debt assumed from Legacy TWC. The increase in other expenses in 2016 was partially offset by gains on financial instruments of $89 million.

Income tax benefit (expense) increased $2.9 billion and $296 million during the years ended December 31, 2016 and 2015, respectively, compared to the same periods in the prior year.  Certain of the deferred tax liabilities that were assumed in connection with the closing of the Transactions will reverse and provide a source of future taxable income, resulting in a reduction of substantially all of Charter’s preexisting valuation allowance associated with its deferred tax assets of approximately $3.3 billion. Such release of Charter’s valuation allowance was recognized directly to income tax benefit in the consolidated statements of operations for the year ended December 31, 2016.  Income tax benefit for the year ended December 31, 2016 was also impacted by a change in a state tax law that resulted in approximately $65 million of tax benefit. The income tax benefit recognized in 2015 was primarily due to the deemed liquidation of Charter Communications Holding Company, LLC (“Charter Holdco”) solely for federal and state income tax purposes, resulting in a $187 million deferred income tax benefit offset by income tax expense recognized during 2015, primarily through increases in deferred tax liabilities. Charter owns a 100% equity interest in Charter Holdco and was treated as a partnership for tax purposes prior to July 2, 2015. The impact of the election to treat Charter Holdco as a disregarded entity resulted in a $169 million net deferred income tax benefit. Income tax benefit (expense) also improved due to a reduction in tax amortization for fully amortized intangible assets that are indefinite-lived for book purposes.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net increased $91.5 million and decreased $48.6 million for each of the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. Realized and unrealized gains on financial instruments, net are attributable to changes in the fair value of our former investment in Time Warner Cable and corresponding outstanding written call options and collar agreement. Historically, the change in fair value of our investment in Time Warner Cable was directly correlated to changes in the underlying Time Warner Cable stock price. The change in fair value of our derivative instruments related to our former investment in Time Warner Cable was typically inversely correlated to changes in the underlying Time Warner Cable stock price. The net realized gain of $94 million during the year ended December 31, 2016, was attributable to gains in the fair value of our investment in Time Warner Cable prior to the Time Warner Cable Merger, due to increases in the Time Warner Cable stock price during the period. The net realized and unrealized gain decreased during 2015 due to gains in the fair value of our investment in Time Warner Cable, partially offset by losses on the Time Warner Cable call options and collar, due to increases in the Time Warner Cable stock price during the year.

Gain (loss) on dilution of investment in equity affiliate

The gain during 2016 is primarily due to the Time Warner Cable Merger. Even after considering the exchange of Time Warner Cable shares held by Liberty Broadband to shares of Charter, Liberty Broadband’s interest in Charter was diluted as a result of the conversion of outstanding Time Warner Cable shares held by third parties into shares of Charter. However, Liberty Broadband recognized a gain during the period as Liberty Broadband’s investment basis in Legacy Charter was at a price per share below the new equity issued in the Time Warner Cable Merger. This gain was slightly offset by losses due to the issuance of Charter common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below Liberty Broadband’s book basis per share during the year. The loss during 2015 is the result of the issuance of Charter common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below Liberty Broadband’s book basis per share during the year. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter warrants and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Other, net

Other income increased $178 thousand and $221 thousand for each of the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods.  The increase in 2016 is due to a gain on the sale of certain patents and a domain name at Skyhook during the year. The improvement during 2015 is primarily attributable to a gain on Skyhook fixed assets that were retired during the year.

Income taxes

Our effective tax rate for the years ended December 31, 2016, 2015 and 2014 was 38%, 28% and 33%, respectively. During 2016, our effective tax rate was higher than the federal tax rate of 35% primarily due to the effect of state income taxes.  During 2015, our effective tax rate was lower than the federal tax rate of 35% primarily due to the non-deductible impairment of goodwill related to Skyhook’s legacy U-TDOA service. During 2014, our effective tax rate was lower than the federal tax rate of 35% primarily due to the non-deductible impairment of goodwill and other amortizable intangible assets related to Skyhook’s Wi-Fi location software solution.

Net earnings (losses)

We had net earnings of $917.3 million, and net losses of $50.2 million and $134.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The change in net earnings (losses) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2016 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of December 31, 2016, Liberty Broadband had a cash balance of $205.7 million.

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$(11,898)	35,289	2,728
Net cash provided (used) by investing activities	$(4,990,800)	(2,479)	(209,986)
Net cash provided (used) by financing activities	$4,553,347	577,460	242,816

Skyhook generally collects the majority of its annual software maintenance from its customers during the first quarter of each calendar year, which is the most significant factor contributing to the cash generated from operations during 2014. The most significant factor contributing to the cash generated from operations during 2015 was the receipt by Skyhook of legal settlement proceeds, partially offset by the payment of legal fees. The most significant factor contributing to the cash used by operations during 2016 was a decline in revenue related to the loss of Skyhook’s largest legacy U-TDOA service customer at the end of 2015. Due to the loss of this customer, we expect declines in cash flows from operations to continue in future periods.

As discussed in note 6 of the accompanying consolidated financial statements, in support of the Time Warner Cable Merger, the Company issued $4.4 billion additional shares of Liberty Broadband Series C common stock in order to purchase $4.3 billion in shares of Charter. Furthermore, as also discussed in note 6 of the accompanying consolidated financial statements, Liberty Broadband used cash on hand and proceeds from a new margin loan to purchase an additional $700 million of Charter shares in connection with Charter’s acquisition of Bright House from A/N. Additionally, the Company had incremental borrowings of $200 million during the year ended December 31, 2016.

The projected use of our cash will be primarily to fund any operational needs of our subsidiary, to service debt, to fund potential investment opportunities, and refinance Liberty Broadband’s margin loans that come due in 2017 and 2018. We expect corporate cash to cover these expenses for the foreseeable future.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in thousands
Consolidated contractual obligations
Long-term debt	$600,000	400,000	200,000	—	—
Interest payments	$16,526	15,275	1,251	—	—
Operating lease obligations	$620	593	27	—	—
Open purchase orders	$480	377	103	—	—
Total	$617,626	416,245	201,381	—	—

Information about the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, without uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

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

As of December 31, 2016, the Company had $6.5 million of goodwill, attributable to Skyhook’s Wi-Fi location software solution, primarily related to assembled workforces, non-contractual relationships and other intangibles that do not qualify for separate recognition.

We perform our annual assessment of the recoverability of our goodwill in the fourth quarter each year.  The Company utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. In November 2014, Skyhook was notified that one of its significant Wi-Fi location software solution customers, representing approximately 30-40% of its Wi-Fi location software solution revenue, was not expected to renew its contract for 2015. Due to this anticipated decline in Skyhook's operations, the Company determined the fair value of Skyhook and performed a Step 2 impairment test, which resulted in a $35.2 million impairment loss recorded related to Skyhook’s goodwill and intangible assets during December 2014. During September 2015, Skyhook’s largest legacy U-TDOA service customer gave notice that it did not intend to renew its contract, which expired on December 31, 2015. The Company believed that the receipt of the notification represented a significant change in circumstances since we last performed our annual goodwill impairment test. Accordingly, we performed a goodwill impairment test upon receipt of the notification. At that time, the estimated fair value of the reporting unit was primarily determined based on the cash and cash equivalents held by the reporting unit, and when compared to its carrying value, it was concluded that a goodwill impairment did not exist. The carrying value of Skyhook included a $35.5 million deferred revenue liability related to the contract with the largest customer. Upon expiration of the contract on December 31, 2015, the deferred revenue was recognized, as all contractual obligations were satisfied at that time. The recognition of this deferred revenue liability increased the reporting unit carrying value. As a result, the Company determined the fair value of Skyhook. As the carrying value exceeded the fair value, we performed a Step 2 impairment test and recorded a $20.7 million impairment loss related to Skyhook’s goodwill during December 2015.

Fair Value of Financial Instruments.    All marketable debt and equity securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. Fair values are determined for each individual security in the investment portfolio. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statements of operations (the “Fair Value Option”). Liberty Broadband has elected the Fair Value Option for those of its AFS securities which it considers to be non-strategic (“Fair Value Option Securities”). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. A small portion of the Company’s AFS securities are not designated as Fair Value Option Securities and are reviewed from time to time in order to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors considered in this determination are the length of time that the fair value of the investment is below the carrying value, the severity of the decline, and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts’ ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investments. The Company’s assessment of the foregoing factors involves considerable management judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Writedowns of AFS securities would be included in the consolidated statements of operations as other than temporary declines in fair values of investments. There were no impairment charges recorded during 2016, 2015 or 2014.

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

Revenue Recognition.     Skyhook earns revenue from device makers, application providers, enterprises and advertising companies through the integration of its software and technology, the provision of location services and through the sale of data.  In addition, Skyhook earns revenue from licensing its intellectual property to other enterprises. Prior to 2016, Skyhook also earned significant revenue from the sale of hardware and the licensing of associated software required to operate a passive network overlay system for generating location records for wireless devices using U-TDOA technology, and from professional and support services related thereto. These services were primarily sold to wireless carriers to provide E-9-1-1 services domestically and to enhance services in support of commercial applications, national security and law enforcement worldwide.

Skyhook recognizes fees received from intellectual property licensing at the inception of a license term for perpetual licenses (or licenses with terms comprising substantially all of the remaining life of the intellectual property) when collectability of the license fee is probable and there are no ongoing performance obligations.  Revenue recognition is deferred when collectability of the license fee is not considered probable, when the license term is less than substantially all of the remaining life of the intellectual property, or when there are ongoing performance obligations which are not separate elements from the license.  In such circumstances, revenue may be recognized as the license fees are collected or over the license term or performance period as appropriate.

Fees from the integration of Skyhook technology are accounted for consistent with the outstanding guidance for software revenue recognition. Under those policies, for revenue derived from multiple-element arrangements, if vendor specific objective evidence (“VSOE”) exists for each of the elements of the arrangement at the outset, the Company allocates the revenue to the various elements for recognition upon delivery of each element. If VSOE is not present, the revenue is deferred until the earlier of establishing sufficient VSOE for allocating revenue for recognition or delivery of all of the elements. If a multiple-element arrangement includes post-contract customer support (commonly referred to as maintenance), VSOE must exist for the maintenance in order to allocate revenue to all of the elements of the arrangement. If VSOE does not exist for the maintenance, revenue for the entire arrangement is recognized ratably over the contractual or expected term of the maintenance arrangement.

Revenue from the provision of location services and through the sale of data and revenue from tangible products that contain software components and non-software components that function together to deliver the tangible products essential functionality are not under the scope of software revenue recognition guidance and are instead subject to the guidance for multiple-element arrangements. Accordingly, for multiple-element arrangements entered into or materially modified on or after January 1, 2011, the overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or third-party evidence of selling price or are based on the entity’s estimated selling price. The associated revenue for each element is recognized upon delivery assuming all other criteria for revenue recognition are met.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have identified the Company’s various revenue streams and are working with our subsidiaries to evaluate the quantitative effects of the new guidance. The Company has not yet selected a transition method. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of December 31, 2016, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$600	2.6%	$—	NA

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Broadband Corporation are filed under this Item, beginning on Page II-23.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-21 for Management's Report on Internal Control Over Financial Reporting.

See page II-22 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information.

None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 Liberty Broadband Corporation’s (the "Company") management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2016, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2016, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm that audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-22 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Broadband Corporation:

We have audited Liberty Broadband Corporation’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Broadband Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Broadband Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty Broadband Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Broadband Corporation (the Company) (as defined in note 1) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity, for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Broadband Corporation as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017,  expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 17, 2017

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$205,728	655,079
Trade and other receivables, net of allowance for doubtful accounts of $136 thousand and $138 thousand, respectively	878	2,462
Short-term marketable securities	—	9,014
Derivative instruments	49,019	—
Other current assets	2,794	11,660
Total current assets	258,419	678,215
Investments in available-for-sale securities (note 5)	—	439,560
Investments in affiliates, accounted for using the equity method (note 6)	9,315,253	2,372,699
Property and equipment, net	710	1,248
Goodwill (note 7)	6,497	6,497
Intangible assets subject to amortization, net (note 7)	8,596	11,887
Deferred income tax assets (note 9)	—	55,368
Other assets	1,485	267
Total assets	$9,590,960	3,565,741
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,931	10,493
Deferred revenue	2,171	2,629
Current portion of debt (note 8)	400,000	—
Other current liabilities	2,014	2,254
Total current liabilities	412,116	15,376
Debt (note 8)	198,512	399,703
Deferred income tax liabilities (note 9)	504,644	—
Deferred revenue	2,596	2,443
Total liabilities	1,117,868	417,522
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,251,533 and 26,163,206 at December 31, 2016 and 2015, respectively	262	262
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,467,509 and 2,467,547 at December 31, 2016 and 2015, respectively	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 153,019,547 and 74,643,546 at December 31, 2016 and 2015, respectively	1,530	746
Additional paid-in capital	7,945,883	3,537,848
Accumulated other comprehensive earnings, net of taxes	7,656	8,905
Retained earnings (accumulated deficit)	517,736	(399,567)
Total equity	8,473,092	3,148,219
Commitments and contingencies (note 14)
Total liabilities and equity	$9,590,960	3,565,741

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in thousands,
	except per share amounts
Revenue:
Software sales	$28,597	10,364	8,428
Service	1,858	76,139	58,426
Other	131	4,679	2,191
Total revenue	30,586	91,182	69,045
Operating costs and expenses
Operating, including stock-based compensation (note 11)	2,798	6,096	7,500
Selling, general and administrative, including stock-based compensation (note 11)	34,703	42,792	47,778
Research and development, including stock-based compensation (note 11)	10,240	17,032	18,477
Gain on legal settlement	—	(60,450)	(6,000)
Impairment of intangible assets (note 7)	—	20,669	35,221
Depreciation and amortization	4,005	6,088	9,043
	51,746	32,227	112,019
Operating income (loss)	(21,160)	58,955	(42,974)
Other income (expense):
Interest Expense	(14,956)	(7,424)	(1,138)
Dividend and interest income	5,020	3,797	5,426
Share of earnings (losses) of affiliate (note 6)	641,544	(120,962)	(127,573)
Gain (loss) on dilution of investment in affiliate (note 6)	770,766	(7,198)	(87,158)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	94,122	2,619	51,189
Other, net	336	158	(63)
Earnings (loss) from continuing operations before income taxes	1,475,672	(70,055)	(202,291)
Income tax benefit (expense)	(558,369)	19,868	67,686
Net earnings (loss) attributable to Liberty Broadband shareholders	$917,303	(50,187)	(134,605)
Basic earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$6.03	(0.49)	(1.52)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$6.00	(0.49)	(1.52)

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in thousands
Net earnings (loss)	$917,303	(50,187)	(134,605)
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(221)	(287)	(3,163)
Share of other comprehensive earnings (loss) of equity affiliate	811	1,274	3,191
Other	(1,839)	—	—
Other comprehensive earnings (loss), net of taxes	(1,249)	987	28
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$916,054	(49,200)	(134,577)

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$917,303	(50,187)	(134,605)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,005	6,088	9,043
Stock-based compensation	5,713	6,380	999
Impairment of intangible assets	—	20,669	35,221
Cash payments for stock-based compensation	(591)	(1,268)	(732)
Share of (earnings) losses of affiliate, net	(641,544)	120,962	127,573
(Gain) loss on dilution of investment in affiliate	(770,766)	7,198	87,158
Realized and unrealized (gains) losses on financial instruments, net	(94,122)	(2,619)	(51,189)
Deferred income tax expense (benefit)	560,778	(24,964)	(66,703)
Other, net	1,033	(1,440)	18
Changes in operating assets and liabilities:
Current and other assets	9,161	(1,238)	446
Payables and other liabilities	(2,868)	(44,292)	(4,501)
Net cash provided by operating activities	(11,898)	35,289	2,728
Cash flows from investing activities:
Capital expended for property and equipment	(267)	(731)	(1,398)
Cash paid for acquisitions, net of cash acquired	—	—	(48,088)
Investments in equity investees	(5,000,000)	—	(175,857)
Amounts loaned to former parent	—	—	(55,646)
Repayments by former parent on loan receivable	—	—	80,012
Purchases of short term investments and other marketable securities	(155,444)	(18,032)	(9,001)
Sales of short term investments and other marketable securities	164,458	18,019	—
Other investing activities, net	453	(1,735)	(8)
Net cash used in investing activities	(4,990,800)	(2,479)	(209,986)
Cash flows from financing activities:
Cash received from rights offering	—	697,309	—
Borrowings of debt	200,000	67,995	372,000
Repayments of debt	—	(40,000)	—
Cash received from issuance of Series C Liberty Broadband common stock	4,400,000	—	—
Contribution from (distribution to) former parent, net	—	—	(129,184)
Proceeds (payments) from issuances of financial instruments	(47,888)	30,158	130,237
Payments from settlements of financial instruments	—	(182,192)	(130,237)
Other financing activities, net	1,235	4,190	—
Net cash provided by (used in) financing activities	4,553,347	577,460	242,816
Net increase (decrease) in cash	(449,351)	610,270	35,558
Cash and cash equivalents, beginning of year	655,079	44,809	9,251
Cash and cash equivalents, end of year	$205,728	655,079	44,809

Supplemental disclosure to the consolidated statements of cash flows:

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
Cash paid for interest	$13,783	7,251	1,078
Cash paid (received) for taxes	$(9,410)	5,485	2,870

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statement of Equity

Years ended December 31, 2016, 2015 and 2014

							Accumulated	Retained
					Additional		other	earnings
	Preferred	Common stock			paid-in	Parent’s	comprehensive	(accumulated	Total
	Stock	Series A	Series B	Series C	capital	investment	earnings	deficit)	equity
	amounts in thousands
Balance at January 1, 2014	$—	—	—	—	—	2,986,079	7,890	(214,775)	2,779,194
Net earnings (loss)	—	—	—	—	—	—	—	(134,605)	(134,605)
Other comprehensive earnings (loss)	—	—	—	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	422	—	—	—	422
Change in capitalization in connection with Broadband Spin-Off	—	261	25	572	3,155,537	(3,156,395)	—	—	—
Contribution from (distribution to) former parent	—	—	—	—	(299,500)	170,316	—	—	(129,184)
Tax attributes in connection with Broadband Spin-Off	—	—	—	—	(21,086)	—	—	—	(21,086)
Balance at December 31, 2014	—	261	25	572	2,835,373	—	7,918	(349,380)	2,494,769
Net earnings (loss)	—	—	—	—	—	—	—	(50,187)	(50,187)
Other comprehensive earnings (loss)	—	—	—	—	—	—	987	—	987
Stock-based compensation	—	—	—	—	5,200	—	—	—	5,200
Issuance of common stock upon exercise of stock options	—	1	—	1	138	—	—	—	140
Excess tax benefits from stock-based compensation	—	—	—	—	1,217	—	—	—	1,217
Common stock issued pursuant to the rights offering	—	—	—	173	697,136	—	—	—	697,309
Other	—	—	—	—	(1,216)	—	—	—	(1,216)
Balance at December 31, 2015	—	262	25	746	3,537,848	—	8,905	(399,567)	3,148,219
Net earnings (loss)	—	—	—	—	—	—	—	917,303	917,303
Other comprehensive earnings (loss)	—	—	—	—	—	—	(1,249)	—	(1,249)
Stock-based compensation	—	—	—	—	5,362	—	—	—	5,362
Issuance of common stock upon exercise of stock options	—	—	—	1	3,529	—	—	—	3,530
Issuance of common stock	—	—	—	783	4,399,217	—	—	—	4,400,000
Other	—	—	—	—	(73)	—	—	—	(73)
Balance at December 31, 2016	$—	262	25	1,530	7,945,883	—	7,656	517,736	8,473,092

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(1) Basis of Presentation

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband” or the “Company”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). At the time of the Broadband Spin-off, Liberty Broadband was comprised of (i) Liberty’s former interest in Charter Communications, Inc. (“Legacy Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. These financial statements refer to the combination of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

In the Broadband Spin-Off, record holders of Liberty Series A, Series B and Series C common stock received one-fourth of a share of the corresponding series of Liberty Broadband common stock for each share of Liberty common stock held by them, with cash paid in lieu of fractional shares. In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Series C Liberty Broadband common stock for every five shares of Liberty Broadband common stock. See note 10 for additional information related to the rights offering.

Following the Broadband Spin-Off, Liberty and Liberty Broadband operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Broadband Spin-Off, Liberty (for accounting purposes a related party of the Company) and Liberty Broadband entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Broadband Spin-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, approximately $3.4 million and $3.3 million were reimbursed to Liberty for the years ended December 31, 2016 and 2015, respectively.

On May 18, 2016, Time Warner Cable merged with Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in CCH I, LLC (“Charter”), a former subsidiary of Charter, becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC (“Bright House”) from Advance/Newhouse Partnership (“A/N”) by Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Legacy Charter, Charter (for accounting purposes a related party of the

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Company), Liberty Interactive Corporation (“Liberty Interactive,” for accounting purposes a related party of the Company) and Time Warner Cable. As a result of the Time Warner Cable Merger and Bright House Transaction (collectively, the “Transactions”), Liberty Broadband exchanged its shares of Time Warner Cable for shares of Charter and purchased additional shares of Charter. As a result, and pursuant to proxy agreements entered into with Liberty Interactive and A/N, Liberty Broadband controls 25.01% of the aggregate voting power of Charter. See note 6 for additional detail regarding these transactions and corresponding agreements.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent a combination of the historical financial information of Skyhook, the Company’s interest in Charter, the Company’s former minority equity investment in Time Warner Cable and certain deferred tax liabilities.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

(2) Description of Business

Skyhook Holding, Inc. (formerly known as TruePosition, Inc.) was originally incorporated on November 24, 1992 to provide technology for locating wireless phones and other mobile devices. Skyhook Holding, Inc.’s location offering was a passive network overlay system using its patented U-TDOA technology (“U-TDOA service”) and was used primarily to provide E-9-1-1 services domestically and to enhance services in support of commercial applications, national security and law enforcement worldwide. In February 2014, Skyhook Holding, Inc. acquired 100% of the outstanding common shares of Skyhook Wireless, Inc., for approximately $57.5 million in cash. Skyhook Wireless, Inc. operates a global location network containing billions of geolocated Wi-Fi access points (“Wi-Fi location software solution”) and cell towers that serve as the reference infrastructure for providing location services. These Wi-Fi location software solutions are used primarily by mobile device makers, wireless carriers, and asset tracking platforms to understand the precise geographic location and movement of a mobile device.  In addition to Wi-Fi location software solutions, Skyhook also provides location-based context services that provide not just the precise latitude and longitude of a given mobile device, but also the real world context of that location. For example, Skyhook can provide customers with an understanding of the type of location (e.g., a fast-food restaurant or an airport), the ability to provide notifications and triggers upon the entry or exit of a device from a pre-defined location, and insights based on historical device locations. These location-based context solutions provide a way for application developers, enterprises, and advertisers to understand consumers’ mobile behavior and to improve their user experience, while also providing companies with the ability to reach and measure their audiences in new and relevant ways. Acquisition related costs of $958 thousand are included in selling, general and administrative expenses for the year ending December 31, 2014.

In 2015, one of Skyhook Holding, Inc.’s customers, a wireless carrier utilizing the legacy U-TDOA service which accounted for approximately 80% - 90% of consolidated revenue at the time, gave notice that it planned to discontinue use of the U-TDOA service and did not intend to renew its contract, which expired on December 31, 2015. The loss of this customer had a material adverse effect on Skyhook Holding, Inc.’s business. As a result of the loss of this wireless carrier customer, further changes in the regulatory environment and a shift in the overall market for the legacy U-TDOA service, Skyhook Holding, Inc. ceased making further investment in its U-TDOA products. In 2016, Skyhook Holding, Inc. and Skyhook Wireless, Inc. combined operations in order to focus on the development and sale of the suite of location and context products, and are referred to collectively herein as “Skyhook.”

For both its location and context solutions, Skyhook earns revenue from device makers, application providers, enterprises and advertising companies through the integration of Skyhook’s technology, the provision of location services and via the sale of data.  Skyhook also earns revenue through entering into licensing agreements with companies to utilize its intellectual property. Although the revenue generated from license agreements has thus far been one-time in nature, Skyhook anticipates a recurring revenue stream from its licensing activities in future periods.

Charter is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 26.2 million residential and business customers at

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

December 31, 2016. In addition, Charter sells video and online advertising inventory to local, regional and national advertising customers; and fiber-delivered communications and managed information technology (“IT”) solutions to business customers. Charter also owns and operates regional sports networks and local sports, news and lifestyle channels and its residential services include security and home management services. Charter’s core strategy is to deliver high quality products at highly competitive prices, combined with outstanding service.

Also included in Liberty Broadband is a former investment in outstanding shares of Time Warner Cable, which was classified as available-for-sale and carried at fair value based on quoted market prices until the second quarter of 2016 when Time Warner Cable merged with Charter. See note 5 for information regarding the Company’s former investment in Time Warner Cable. Additionally, the Company historically had written call options and a cashless collar agreement on Time Warner Cable shares. See note 4 for information regarding the Time Warner Cable written call options and cashless collar agreement.

(3) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash consists of cash deposits held in global financial institutions. Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash that has restrictions upon its usage has been excluded from cash and cash equivalents. Restricted cash is comprised of a certificate of deposit being held as collateral against Skyhook’s office lease in Boston. Restricted cash was $32 thousand and included in Other assets in the consolidated balance sheets at both December 31, 2016 and 2015.

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

The fair value of certain of the Company’s derivative instruments are estimated using the Black Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtained volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate was obtained at the inception of the derivative instrument and updated each reporting period, based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Management judgment was required in estimating the Black-Scholes variables. See note 4 for further discussion of fair value of the Company’s derivative instruments. The Company had an outstanding derivative instrument classified as an asset at December 31, 2016. See note 4 for further information.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	December 31,
	2016	2015
Support equipment	$5,177	21,769
Computer equipment	2,040	2,257
Furniture & fixtures	1,813	2,025
	9,030	26,051
Accumulated depreciation	(8,320)	(24,803)
	$710	1,248

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is three years for computer equipment and five years for support equipment and furniture and fixtures. In 2015, Skyhook wrote-off the majority of its assets related to its legacy U-TDOA service.

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

GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statements of operations (the “Fair Value Option”). Liberty Broadband has elected the Fair Value Option for those of its AFS securities which it considers to be non-strategic (“Fair Value Option Securities”). Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The total value of AFS securities for which the Company has elected the Fair Value Option aggregated $438.9 million as of December 31, 2015. There were no AFS securities outstanding at December 31, 2016.

The Company continually reviews its AFS securities not designated as Fair Value Option Securities to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors considered in this determination are the length of time that the fair value of the investment is below the carrying value, the severity of the decline, and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts’ ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investments. The Company’s assessment of the foregoing factors involves considerable management judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Writedowns of AFS securities would be included in the consolidated statements of operations as other than temporary declines in fair values of investments. There were no impairment charges recorded during 2016, 2015 or 2014.

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

As Liberty Broadband does not control the decision making process or business management practices of our affiliate accounted for using the equity method, Liberty Broadband relies on management of its affiliate to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on the audit reports that are provided by the affiliate’s independent auditors on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Liberty Broadband’s consolidated financial statements.  See note 6 for additional discussion regarding our investment in Charter and the Transactions that occurred during the second quarter of 2016.

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

In February 2016, the FASB issued new accounting guidance on lease accounting. This guidance requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. The new guidance also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Companies are required to use a modified retrospective approach to adopt this guidance.  The Company has not yet determined the effect of the standard on its ongoing financial reporting, and has not yet determined an adoption date. The Company is currently working with its consolidated subsidiary to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

Goodwill and Other Indefinite Lived Intangible Assets

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company-specific performance in future periods.

If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the two-step impairment test. In the Step 1 Test, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company’s valuation analysis are based on management’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the “Step 2 Test”). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the identifiable assets and liabilities of the reporting unit, including identifiable assets that may not currently be recognized, with any residual value being allocated to goodwill. Any excess of the carrying value of the goodwill over this allocated amount is recorded as an impairment charge.

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

See note 7 for additional discussion regarding goodwill impairment losses recorded during the years ended December 31, 2015 and 2014. There was no goodwill impairment loss recorded during the year ended December 31, 2016.

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

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset group, or a significant decline in the observable market value of an asset group, among others. If such facts indicate a potential impairment, the recoverability of the asset group is assessed by determining whether the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group over the remaining economic life of the asset group. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. The Company recorded a $16.8 million impairment loss to its intangible assets with definite lives during the year ended December 31, 2014 due to an anticipated decline in Skyhook’s operations as a result of the loss of one of its significant Wi-Fi location software solution customers, as discussed in note 7. There was no indication of impairment of long-lived assets during the years ended December 31, 2016 or 2015.

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

Revenue Recognition

Skyhook earns revenue from device makers, application providers, enterprises and advertising companies through the integration of Skyhook’s software and technology, the provision of location services and through the sale of data.  In addition, Skyhook earns revenue from licensing its intellectual property to other enterprises. Prior to 2016, Skyhook also earned significant revenue from the sale of hardware and the licensing of associated software required to operate a passive network overlay system for generating location records for wireless devices using U-TDOA technology, and from professional and support services related thereto. These services were primarily sold to wireless carriers to provide E-9-1-1 services domestically and to enhance services in support of commercial applications, national security and law enforcement worldwide.

Skyhook recognizes fees received from intellectual property licensing at the inception of a license term for perpetual licenses (or licenses with terms comprising substantially all of the remaining life of the intellectual property) when collectability of the license fee is probable and there are no ongoing performance obligations.  Revenue recognition is deferred when collectability of the license fee is not considered probable, when the license term is less than substantially all of the remaining life of the intellectual property, or when there are ongoing performance obligations which are not separate elements from the license. In such circumstances, revenue may be recognized as the license fees are collected or over the license term or performance period as appropriate.

Fees from the integration of Skyhook technology are accounted for consistent with the outstanding guidance for software revenue recognition. Under those policies, for revenue derived from multiple-element arrangements, if vendor specific objective evidence (“VSOE”) exists for each of the elements of the arrangement at the outset, the Company allocates the revenue to the various elements for recognition upon delivery of each element. If VSOE is not present, the revenue is deferred until the earlier of establishing sufficient VSOE for allocating revenue for recognition or delivery of all of the elements. If a multiple-element arrangement includes post-contract customer support (commonly referred to as maintenance), VSOE must exist for the maintenance in order to allocate revenue to all of the elements of the arrangement. If VSOE does not exist for the maintenance, revenue for the entire arrangement is recognized ratably over the contractual or expected term of the maintenance arrangement.

Revenue from the provision of location services and through the sale of data and revenue from tangible products that contain software components and non-software components that function together to deliver the tangible products essential functionality are not under the scope of software revenue recognition guidance and are instead subject to the guidance for multiple-element arrangements. Accordingly, for multiple-element arrangements entered into or materially modified on or after January 1, 2011, the overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or third-party evidence of selling price

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

or are based on the entity’s estimated selling price. The associated revenue for each element is recognized upon delivery assuming all other criteria for revenue recognition are met.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing.  The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. We have identified the Company’s various revenue streams and are working with our subsidiary to evaluate the quantitative effects of the new guidance. The Company has not yet selected a transition method. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

Research and Development Costs

Research and development costs are expensed as incurred.

Deferred Revenue and Deferred Costs

Deferred revenue represents billings in excess of revenue previously recognized. Deferred costs represent direct costs related to installation services, hardware, and software, which, to the extent not previously recognized, are recognized as the related revenue is recognized. As discussed in note 7, Skyhook recognized $35.5 million of deferred revenue during December 2015, which was attributable to prepaid transaction fees, in connection with the expiration of its largest legacy U-TDOA service customer’s contract.

Stock-Based Compensation

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

Additionally, Skyhook sponsors long-term incentive plans (“LTIPs”) which provide for the granting of phantom stock units (“PSUs”), and phantom stock appreciation rights (“PARs”) to employees, directors, and consultants of Skyhook. Skyhook measures the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award and recognizes that cost ratably over the period during which the employee is required to provide service (usually the vesting period of the award). Skyhook measures the cost of employee services received in exchange for awards of liability instruments (such as PSUs and PARs that will be settled in cash) based on the current fair value of the award, and remeasures the fair value of the award at each reporting date. The consolidated statements of operations includes stock-based compensation related to Skyhook awards.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. Based on the Company’s analysis, no cumulative effect adjustment to retained earnings was necessary for tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures. The presentation changes for excess tax benefits have been applied retrospectively in the consolidated statements of cash flows, resulting in the reclassification of $1.2 million of excess tax benefits for the year ended December 31, 2015, from cash flows from financing activities to cash flows from operating activities. There were no excess tax benefits reclassified for the years ended December 31, 2016 and December 31, 2014.

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

Certain Risks and Concentrations

The Skyhook business was subject to certain risks and concentrations including dependence on relationships with its customers. Skyhook had one significant legacy U-TDOA service customer whose contract expired on December 31, 2015. The loss of this customer had a material adverse effect on Skyhook’s business which is expected to continue unless Skyhook is able to generate significant new business to replace the financial impact of this customer. For the years ended December 31, 2015 and 2014, this customer accounted for 85% and 83%, respectively, of Skyhook’s total revenue.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

The Company issued 85,761,332 common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock outstanding upon the completion of the Broadband Spin-Off on November 4, 2014. Additionally, following the completion of the Broadband Spin-Off, Liberty Broadband distributed subscription rights, which were priced at a discount to the market value, to all holders of Liberty Broadband common stock (see further discussion in note 10).  The rights offering, because of the discount, is considered a stock dividend which requires retroactive treatment for prior periods for the weighted average shares outstanding based on a factor applied determined by the fair value per share immediately prior to the rights exercise and the theoretical fair value after the rights exercise. The number of shares issued upon completion of the Broadband Spin-Off, adjusted for the rights factor, was used to determine both basic and diluted EPS for the period from January 1, 2014 through the date of the Broadband Spin-Off, as no Company equity awards were outstanding prior to the Broadband Spin-Off. In addition, the Company issued 78,250,042 shares of Series C common stock in connection with the Time Warner Cable Merger on May 18, 2016 (see further discussion in note 10). Basic EPS subsequent to the Broadband Spin-Off was computed using the weighted average number of shares outstanding (“WASO”), adjusted for the rights factor, from the date of the completion of the Broadband Spin-Off through January 9, 2015, the date on which the rights offering was fully subscribed. Basic EPS subsequent to January 9, 2015 was computed using WASO. Diluted EPS subsequent to the Broadband Spin-Off was computed using the WASO from the date of the completion of the Broadband Spin-Off through January 9, 2015, adjusted for the rights factor and potentially dilutive equity awards outstanding during the same period. Subsequent to January 9, 2015, basic EPS

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

was computed using the WASO during the period, and diluted EPS was computed using the WASO adjusted for potentially dilutive equity awards outstanding during the period.

	Years ended December 31,
	2016	2015	2014
	number of shares in thousands
Basic WASO	152,103	102,504	88,143
Potentially dilutive shares	749	494	630
Diluted WASO	152,852	102,998	88,773

Potential common shares excluded from diluted EPS because their inclusion would be antidilutive for the years ended December 31, 2016, 2015 and 2014 are approximately 17 thousand, 3 thousand, and 17 thousand, respectively.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued new accounting guidance which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required.  The amendments in this update are effective for the annual period ending after December 15, 2016, and the Company adopted this standard during the year ended December 31, 2016. The Company’s management completed the required analysis as of December 31, 2016, noting no conditions or events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2016			December 31, 2015
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in thousands
Cash equivalents	$198,011	198,011	—	639,956	639,956	—
Short-term marketable securities	$—	—	—	9,014	9,014	—
Available-for-sale securities	$—	—	—	439,560	439,560	—
Derivative instruments (1)	$49,019	—	49,019	—	—	—

(1)

As of December 31, 2016, the Company has an outstanding zero-strike call option on 704,908 shares of Liberty Broadband Series C common stock which expires in March 2017. The Company prepaid a premium of $47.9 million in December 2016. Liberty Broadband has the option to settle in cash or shares of Liberty Broadband Series C common stock upon expiration of the contract.

The fair value of Level 2 derivative instruments were derived from a Black-Scholes model using observable market data as the significant inputs. The inputs used in the model during the period outstanding (exclusive of the applicable trading price of Series C Liberty Broadband common stock and the strike prices associated with the call options) were as follows:

	Range
Volatility	21.1%	—	21.5%
Interest rate	1.0%	—	1.0%
Dividend yield	0%	—	0%

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our consolidated balance sheets. The carrying value of our long-term debt bears interest at a variable rate and therefore is also considered to approximate fair value.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2016		2015	2014
	(amounts in thousands)
Legacy Charter warrants (1)	$	NA	NA	32,782
Time Warner Cable investment and financial instruments (2)(3)(4)		92,990	2,619	18,407
Derivative instruments (5)		1,132	—	—
		$94,122	2,619	51,189

(1)

As discussed in note 6, Liberty Broadband exercised all of the Company’s outstanding warrants to purchase shares of Legacy Charter common stock during November 2014, subsequent to the completion of the Broadband Spin-Off.

(2)

As of December 31, 2014, the Company had an outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $92.02 per share which expired in February 2015. Upon expiration, this written call option was rolled into a new written call option on 625,000 Time Warner Cable shares with a strike price of $100.39 per share which the Company cash settled during June 2015 for $48.3 million. Additionally, as of December 31, 2014, the Company had another outstanding written call option on 625,000 Time Warner Cable shares with a strike price of $90.84 per share which the Company cash settled during April 2015 for $36.7 million. No written call options on Time Warner Cable shares were outstanding as of or during the year ended December 31, 2016.

(3)

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

(4)

As discussed in note 6, Time Warner Cable merged with Charter on May 18, 2016. Therefore the Company no longer has an investment in Time Warner Cable as of May 18, 2016, and the unrealized gain (loss) related to our investment in Time Warner Cable is recorded through this date. In connection with the merger, the Company exchanged, in a tax-free transaction, its shares of Time Warner Cable for shares of Charter Class A common stock.

(5)

As of December 31, 2016, the Company had an outstanding zero-strike call option on 704,908 shares of Liberty Broadband Series C common stock which expires in March 2017.  The Company had an unrealized gain on the option during the current year primarily due to an increase in the market price of Liberty Broadband Series C common stock during that period.

(5) Investments in Available-for-Sale Securities

All marketable equity and debt securities held by the Company are classified AFS and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity’s statements of operations. The Company has elected to account for those of its AFS securities which it considers to be nonstrategic (“Fair Value

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Option Securities”) at fair value. Accordingly, changes in the fair value of Fair Value Option Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statements of operations.

Investments in AFS securities, including our interest in Time Warner Cable which was our only Fair Value Option Security, are summarized as follows:

	December 31,	December 31,
	2016	2015
	amounts in thousands
Time Warner Cable (1)	$—	438,912
Other equity securities	—	648
Total Investments in available-for-sale securities	$—	439,560

(1)	As discussed in note 6, Time Warner Cable merged with Charter on May 18, 2016. Therefore the Company no longer has an investment in Time Warner Cable as of this date.

Unrealized Holding Gains and Losses

There were no unrealized holding gains in Accumulated other comprehensive earnings (loss) related to investment in AFS securities for the year ended December 31, 2016.  For the year ended December 31, 2015, the gross unrealized holding gain related to investment in AFS securities was $357 thousand. There were no gross unrealized holding losses related to investment in AFS securities for the periods presented.

(6) Investments in Affiliates Accounted for Using the Equity Method

In May 2013, Liberty completed a transaction with investment funds managed by, or affiliated with, Apollo Management, Oaktree Capital Management and Crestview Partners to acquire approximately 26.9 million shares of common stock and approximately 1.1 million warrants in Legacy Charter for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Legacy Charter at the time of purchase and a price per share of $95.50. Liberty funded the purchase with a combination of cash of approximately $1.2 billion on hand and new margin loan arrangements on approximately 20.3 million Legacy Charter common shares, approximately 720 million SIRIUS XM common shares, approximately 8.1 million Live Nation common shares and a portion of Liberty’s available for sale securities, including shares of Time Warner Cable. The margin loan secured by the Charter and Time Warner Cable shares was repaid and the collateral was released prior to completion of the Broadband Spin-Off. Under Liberty’s stockholders agreement with Charter, Liberty had the right to nominate four directors to the Charter board of directors, subject to certain exclusions and requirements. Liberty also had the right to cause one of its nominees to serve on the nominating and corporate governance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees. These rights were transferred to Liberty Broadband in connection with the Broadband Spin-Off  and, in connection with the Bright House Transaction, on May 23, 2015, Liberty Broadband entered into the Second Amended and Restated Stockholders Agreement with Legacy Charter, Charter and A/N, as amended (the “Stockholders Agreement”).  The Stockholders Agreement became fully effective upon the closing of the Time Warner Cable Merger and continues to provide Liberty Broadband with board nomination rights. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an excess basis in the investment of $2,532.3 million. The investment in Charter is accounted for as an equity method affiliate based on our ownership interest and the board seats held by individuals appointed by Liberty Broadband.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

During May 2014, Liberty purchased 897 thousand Legacy Charter shares for approximately $124.5 million. During November 2014, subsequent to the completion of the Broadband Spin-Off, Liberty Broadband borrowed $52 million to fund the exercise of all of the Company’s outstanding Legacy Charter warrants (see note 8). The exercise of the Legacy Charter warrants resulted in a non-cash investing addition of $130.6 million to the equity method investments line item and a $130.6 million non-cash investing reduction to the derivative instruments line item within the consolidated balance sheets.

On May 18, 2016, the Time Warner Cable Merger was completed, which resulted in Legacy Charter and Time Warner Cable becoming wholly owned subsidiaries of Charter. Also on May 18, 2016, the previously announced Bright House Transaction was completed. In connection with these transactions, Legacy Charter underwent a corporate reorganization, resulting in Charter, a former subsidiary of Legacy Charter, becoming the new publicly traded parent company. In connection with the Time Warner Cable Merger and the Bright House Transaction, Liberty Broadband completed the previously announced transactions described below:

Transactions completed in connection with the Time Warner Cable Merger

Charter Investment Agreement

On May 18, 2016, Liberty Broadband completed its previously announced investment in Charter in accordance with the investment agreement dated May 23, 2015 by and among Liberty Broadband, Legacy Charter and Charter (the “Charter Investment Agreement”). Pursuant to the Charter Investment Agreement, immediately following the consummation of the Time Warner Cable Merger, Liberty Broadband purchased from Charter $4.3 billion of shares of Charter Class A common stock, par value $0.001 per share, at a price per share of $195.70 following adjustment by the applicable exchange ratio. As a result, Liberty Broadband received approximately 22.0 million shares of Charter Class A common stock. Liberty Broadband funded its purchase of these shares of New Charter Class A common stock with proceeds from the issuance of Liberty Broadband Series C common stock (note 10).

Charter Contribution Agreement

Also on May 18, 2016, shares of Time Warner Cable common stock held by Liberty Broadband and Liberty Interactive were exchanged, in a tax-free transaction, for shares of Charter Class A common stock which resulted in each of Liberty Broadband and Liberty Interactive receiving one share of Charter Class A common stock for each share of Time Warner Cable common stock so exchanged. In the exchange, Liberty Broadband received approximately 2.4 million shares of Charter Class A common stock, with a fair value of $531.9 million.

Liberty Interactive Proxy Agreement

Pursuant to the Proxy and Right of First Refusal Agreement, dated May 23, 2015, as amended (the “Liberty Interactive Proxy Agreement”), by and between Liberty Broadband and Liberty Interactive, Liberty Interactive granted Liberty Broadband an irrevocable proxy to vote all shares of Charter common stock owned beneficially or of record by Liberty Interactive following the closing of the Time Warner Cable Merger, for a five year term subject to extension upon the mutual agreement of both parties, subject to certain limitations. So long as the Liberty Interactive Proxy Agreement is in effect, Liberty Broadband also has a right of first refusal to purchase all or a portion of any shares of Charter common stock which Liberty Interactive proposes to transfer, subject to certain limitations.

Transactions Completed in connection with the Bright House Transaction

Second Amended and Restated Stockholders Agreement

On May 18, 2016, pursuant to the Stockholders Agreement, upon the closing of the Bright House Transaction, Liberty Broadband purchased from Charter approximately 3.7 million additional shares of Charter Class A common stock at a price per

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

share of $191.33 following adjustment by the applicable exchange ratios, for an aggregate purchase price of $700 million. Liberty Broadband funded its $700 million purchase in shares of Charter through cash on hand and margin loan draws (note 8).

Proxy and Right of First Refusal Agreement

In connection with the Bright House Transaction, on May 18, 2016, A/N and Liberty Broadband entered into a proxy and right of first refusal agreement, as amended (the “A/N Proxy”), pursuant to which A/N granted Liberty Broadband a five-year proxy to vote shares of Charter held by A/N, capped at a number of shares representing 7% of the voting power of Charter’s outstanding shares. As a result of the A/N Proxy and the Liberty Interactive Proxy Agreement, Liberty Broadband controls 25.01% of the aggregate voting power of Charter following the completion of the Time Warner Cable Merger and the Bright House Transaction and is Charter’s largest stockholder.

So long as the A/N Proxy is in effect, if A/N proposes to transfer common units of Charter Communications Holdings, LLC (which units are exchangeable into Charter shares and which will, under certain circumstances, result in the conversion of certain shares of Class B Common Stock into Charter shares) or Charter shares, in each case, constituting either (i) shares representing the first 7.0% of the outstanding voting power of Charter held by A/N or (ii) shares representing the last 7.0% of the outstanding voting power of New Charter held by A/N, Liberty Broadband will have a right of first refusal (“ROFR”) to purchase all or a portion of any such securities A/N proposes to transfer. The purchase price per share for any securities sold to Liberty Broadband pursuant to the ROFR will be the volume-weighted average price of Charter shares for the two trading day period before the notice of a proposed sale by A/N, payable in cash. Certain transfers are permitted to affiliates of A/N, subject to the transferee entity entering into an agreement assuming the transferor’s obligations under the A/N Proxy.

Investment in Charter

For discussion purposes the term “Charter” will be used to discuss both our previous and current holdings in Legacy Charter and Charter. It is noted that the ticker symbol for Legacy Charter and Charter are the same, and that in connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in Charter, a former subsidiary of Legacy Charter, becoming the new publicly traded parent company.

As of December 31, 2016, the carrying value of Liberty Broadband’s ownership in Charter was approximately $9,315 million. The market value of Liberty Broadband’s ownership in Charter as of December 31, 2016 was approximately $15,568 million, which represented an approximate ownership of 20% of the outstanding equity of Charter as of that date.

During the years ended December 31, 2016, 2015 and 2014, there was a dilution gain of $770.8 million, and dilution losses of $7.2 million and $87.2 million, respectively, in the Company’s investment in Charter. The gain during 2016 is primarily due to the Time Warner Cable Merger. Even after considering the exchange of Time Warner Cable shares held by Liberty Broadband to shares of Charter, Liberty Broadband’s interest in Charter was diluted as a result of the conversion of outstanding Time Warner Cable shares held by third parties into shares of Charter. However, Liberty Broadband recognized a gain during the period as Liberty Broadband’s investment basis in Charter was at a price per share below the new equity issued in the Time Warner Cable Merger. This gain was partially offset by losses due to the issuance of Charter common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below Liberty Broadband’s investment basis per share during the year. The loss during 2015 is the result of the issuance of Charter common stock from the exercise of warrants and stock options, held by outside investors (employees and other third parties), at prices below Liberty Broadband’s investment basis per share during the year.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded $811 thousand, $1.3 million and $3.2 million, respectively, of its share of Charter’s other comprehensive earnings, net of income taxes. Charter records gains and losses related to the fair value of its interest rate swap agreements which qualify as hedging activities in other comprehensive income. The pre-tax portion of Liberty Broadband’s share of Charter’s other comprehensive earnings was $1.3 million, $2.1 million and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Due to the amortization of amortizable assets acquired and losses due to warrant and stock option exercises at Charter (as previously discussed), the excess basis has decreased to $1,243.7 million as of December 31, 2016. Such amount has been allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

Property and equipment	$222.2
Customer relationships	386.1
Franchise fees	1,170.2
Trademarks	29.2
Goodwill	145.6
Debt	(37.5)
Deferred income tax liability	(672.1)
$1,243.7

Upon acquisition, the Company ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. Outstanding debt is amortized over the contractual period using the effective interest rate method. Included in our share of earnings from Charter of $641.5 million, and losses of Charter of $121.0 million and $127.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, are $41.8 million, $51.6 million and $81.2 million, respectively, of losses, net of taxes, due to the amortization of the excess basis of our investment in Charter related to debt and intangible assets with identifiable useful lives. The excess basis amortization during the year ended December 31, 2015 was offset by the write-off of the excess basis related to debt instruments which Charter repaid during the second quarter of 2015 prior to their contractual maturity.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Charter Communications, Inc.

Summarized financial information for Charter is as follows:

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
	amounts in millions
Current assets	$3,300	345
Property and equipment, net	32,963	8,345
Goodwill	29,509	1,168
Intangible assets	81,924	6,862
Other assets	1,371	22,596
Total assets	$149,067	39,316
Current liabilities	$9,572	1,972
Deferred income taxes	26,665	1,590
Long-term debt	59,719	35,723
Other liabilities	2,745	77
Equity	50,366	(46)
Total liabilities and equity	$149,067	39,316

Consolidated Statements of Operations

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Revenue	$29,003	9,754	9,108
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	18,655	6,426	5,973
Depreciation and amortization	6,907	2,125	2,102
Other operating expenses, net	86	89	62
	25,648	8,640	8,137
Operating income	3,355	1,114	971
Interest expense	(2,499)	(1,306)	(911)
Loss on extinguishment of debt	(111)	(128)	—
Other income (expense), net	75	(11)	(7)
Income tax (expense) benefit	2,925	60	(236)
Net earnings (loss)	3,745	(271)	(183)
Less: Net income attributable to noncontrolling interests	(223)	—	—
Net Income (loss) attributable to Charter shareholders	$3,522	(271)	(183)

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

 (7) Goodwill and Other Intangible Assets

Changes in the carrying amount of Skyhook goodwill is as follows (amounts in thousands):

Balance at January 1, 2014	$20,669
Acquisitions (1)	24,931
Impairments (2)	(18,434)
Balance at December 31, 2014	27,166
Impairments (3)	(20,669)
Balance at December 31, 2015	6,497
Other	—
Balance at December 31, 2016	$6,497

(1)	As discussed in note 2, Skyhook Holding, Inc. acquired Skyhook Wireless, Inc. on February 14, 2014.
(2)

In mid-November 2014, Skyhook was notified that one of its significant customers was not expected to renew its contract related to Wi-Fi location software solution for 2015. As a result, approximately 30-40% of Skyhook’s Wi-Fi location software solution revenue was not expected to recur during 2015. Due to this anticipated decline in Skyhook’s operations, the Company determined the fair value of Skyhook and performed a Step 2 impairment test. The fair value of Skyhook, including the related intangibles and goodwill, was determined using Skyhook’s projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The impairment test resulted in a $35.2 million impairment loss recorded to Skyhook’s goodwill and intangible assets related to Skyhook’s Wi-Fi location software solution during December 2014.

(3)

Skyhook’s legacy U-TDOA service was historically largely dependent on one wireless carrier (AT&T), which accounted for approximately 80% - 90% of Skyhook’s overall revenue related to its U-TDOA service. During September 2015, AT&T gave notice that it did not intend to renew its contract, which expired on December 31, 2015. The Company believed that the receipt of the notification represented a significant change in circumstances since we last performed our annual goodwill impairment test. Accordingly, we performed a goodwill impairment test upon receipt of the notification. At that time, the estimated fair value of the reporting unit was primarily determined based on the cash and cash equivalents held by the reporting unit, and when compared to its carrying value, it was concluded that a goodwill impairment did not exist. The carrying value of Skyhook included a $35.5 million deferred revenue liability related to the contract with AT&T. Upon expiration of the contract on December 31, 2015, the deferred revenue was recognized, as all contractual obligations were satisfied at that time. The recognition of this deferred revenue liability increased the reporting unit carrying value. As a result, the Company determined the fair value of Skyhook. As the reporting unit’s carrying value exceeded the fair value, we performed a Step 2 impairment test. The fair value of Skyhook, including the related intangibles and goodwill, was determined using Skyhook’s projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The impairment test resulted in a $20.7 million impairment loss related to Skyhook’s goodwill related to Skyhook’s legacy U-TDOA service during December 2015.

As of December 31, 2016, the Company’s accumulated goodwill impairment loss was $39.1 million. The Company does not have any significant indefinite lived intangible assets other than goodwill.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$10,823	(8,450)	2,373	10,823	(6,872)	3,951
Tradename	2,838	(1,528)	1,310	2,838	(1,154)	1,684
Capitalized software	850	(710)	140	10,973	(10,857)	116
Customer relationships	10,213	(5,440)	4,773	10,212	(4,076)	6,136
	$24,724	(16,128)	8,596	34,846	(22,959)	11,887

Effective January 1, 2015, Skyhook’s patents are amortized straight-line over three to three and a half years. Skyhook's capitalized software intangible assets are amortized straight-line over three to five years. Skyhook's customer relationships and tradename are amortized straight-line over five and a half years. Amortization expense was $3.4 million, $3.1 million and $6.5 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2016 is as follows (amounts in thousands):

2017	$3,368
2018	2,573
2019	1,786
2020	869
2021	—
Total	$8,596

(8) Debt

Outstanding debt at December 31, 2016 and December 31, 2015 is summarized as follows:

	December 31, 2016	December 31, 2015
	amounts in thousands
2014 Margin Loans	400,000	400,000
2016 Margin Loans	200,000	—
Total	$600,000	400,000

2014 Margin Loans

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company ("BroadbandSPV") entered into two margin loan agreements (the "2014 Margin Loan Agreements") with each of the lenders party thereto. The 2014 Margin Loan Agreements permit BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the " 2014 Margin Loans"), of which BroadbandSPV borrowed $320 million on October 31, 2014 and had $80 million available to be drawn immediately following the Broadband Spin-Off. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband borrowed an additional $52 million to fund the exercise of the Legacy Charter warrants. As of December 31, 2014, Liberty Broadband had $372 million outstanding under the 2014 Margin Loan Agreements, with an additional $28 million available to be drawn. $300 million of the amount borrowed pursuant to the 2014 Margin Loan Agreements (less certain expenses

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

incurred in connection with the 2014 Margin Loans) was distributed to Liberty prior to the Broadband Spin-Off. During October 2015, Liberty Broadband borrowed an additional $28 million pursuant to the 2014 Margin Loan Agreements. The maximum borrowing capacity of $400 million under the 2014 Margin Loan Agreements was outstanding at December 31, 2016. The maturity date of the 2014 Margin Loans is October 30, 2017. Borrowings under the 2014 Margin Loan Agreements bear interest at the three-month LIBOR rate plus 1.55% and have an unused commitment fee of 0.25% per annum based on the average daily unused portion of the 2014 Margin Loans. Borrowings outstanding under these margin loans bore interest at a rate of 2.39% per annum at December 31, 2016. Interest is payable quarterly in arrears beginning on December 31, 2014. The 2014 Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of BroadbandSPV. The 2014 Margin Loan Agreements do not include any financial covenants. The 2014 Margin Loan Agreements also contain certain restrictions related to additional indebtedness. In connection with Cheetah 5’s (as defined below) execution of the 2016 Margin Loan Agreements (as defined below), the 2014 Margin Loan Agreements were amended to, among other things, permit the transactions under the 2016 Margin Loan Agreements and conform certain of the terms in the 2014 Margin Loan Agreements to the 2016 Margin Loan Agreements.

2016 Margin Loans

On March 21, 2016, a wholly-owned special purpose subsidiary of the Company (“Cheetah 5”), entered into two margin loan agreements (the “2016 Margin Loan Agreements” and together with the 2014 Margin Loan Agreements, the “Margin Loan Agreements”) with each of the lenders thereto. The 2016 Margin Loan Agreements permit Cheetah 5, subject to certain funding conditions, to borrow initial term loans up to an aggregate principal amount equal to $200 million and delayed draw loans (the “Draw Loans”) up to an aggregate principal amount equal to $100 million, for an aggregate total of $300 million (collectively the “2016 Margin Loans”). At December 31, 2016, Cheetah 5 had borrowed $200 million as of December 31, 2016 and had $100 million available to be drawn until March 21, 2017. The maturity date of the 2016 Margin Loans is March 21, 2018. Borrowings under the 2016 Margin Loans bear interest at the applicable LIBOR rate plus 2.10% per annum and have an unused commitment fee of 0.5% per annum based on the average daily unused portion of the Draw Loans. Borrowings outstanding under the 2016 Margin Loan Agreements bore interest at a rate of 2.94% per annum at December 31, 2016. Interest is payable quarterly in arrears beginning on March 31, 2016. The proceeds of the 2016 Margin Loans were used for the Company’s additional investment in Charter during May 2016 (note 6). Borrowings may also be used for distribution as a dividend or a return of capital, for the purchase of margin stock and for general corporate purposes. The 2016 Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of Cheetah 5. The 2016 Margin Loan Agreements do not include any financial covenants. The 2016 Margin Loan Agreements also contain restrictions related to additional indebtedness.

BroadbandSPV and Cheetah 5’s respective obligations under the Margin Loan Agreements, are guaranteed by the Company. In addition, BroadbandSPV and Cheetah 5’s obligations are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for BroadbandSPV and Cheetah 5 to meet the loan to value requirements under the Margin Loan Agreements. The Margin Loan Agreements each contain language that indicates that Liberty Broadband, transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the Margin Loan Agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the Margin Loan Agreements. As of December 31, 2016, 9.5 million shares of Charter with a value of $2.7 billion were pledged as collateral pursuant to the Margin Loan Agreements.

As mentioned, the 2014 Margin Loans have a maturity date of October 2017, which is within one year of the balance sheet date.  As such, the 2014 Margin Loans have been classified as a current liability in the consolidated balance sheet as of December 31, 2016.  Management intends to refinance the loan on a long-term basis. In addition, the 2014 Margin Loans are adequately collateralized, as discussed above.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

(9) Income Taxes

Liberty Broadband, as consolidated, was included in the federal consolidated income tax return of Liberty through November 4, 2014. Subsequent to the Broadband Spin-Off, Liberty Broadband files separate federal consolidated income tax returns. The tax provision included in these financial statements has been prepared on a stand-alone basis, as if Liberty Broadband was not part of the consolidated Liberty group for the periods prior to the Broadband Spin-Off. Charter is not included in the Liberty Broadband consolidated group tax return as Liberty Broadband owns less than 80% of the company. A portion of the income taxes allocated to Liberty Broadband by Liberty were treated as an equity contribution by Liberty upon completion of the Broadband Spin-Off.

Income tax benefit (expense) consists of:

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
Current:
Federal	$1,556	(4,234)	510
State and local	853	(862)	473
	2,409	(5,096)	983
Deferred:
Federal	(493,890)	23,512	62,014
State and local	(66,888)	1,452	4,689
	(560,778)	24,964	66,703
Income tax benefit (expense)	$(558,369)	19,868	67,686

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
Computed expected tax benefit (expense)	$(516,485)	24,519	70,802
State and local taxes, net of federal income taxes	(42,995)	1,786	2,657
Foreign taxes, net of foreign tax credit	(1,180)	(59)	—
Change in valuation allowance	683	612	(2,154)
Dividends received deduction	931	752	819
Change in tax rate	45	(179)	(998)
Impairment of intangible assets not deductible for tax purposes	—	(7,234)	(6,452)
Loss on liquidation of subsidiary	—	—	3,082
Derivative instrument	396	—	—
Other	236	(329)	(70)
Income tax (expense) benefit	$(558,369)	19,868	67,686

For the year ended December 31, 2016 the significant reconciling items, as noted in the table above, are the result of the effect of state income taxes.

For the year ended December 31, 2015 the significant reconciling items, as noted in the table above, are the result of the impairment to non-deductible goodwill related to Skyhook’s legacy U-TDOA service.

For the year ended December 31, 2014 the significant reconciling items, as noted in the table above, are the result of the impairment to non-deductible goodwill at Skyhook related to its Wi-Fi location software solution and a tax loss from the liquidation of a consolidated subsidiary at Skyhook.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2016	2015
	amounts in thousands
Deferred tax assets:
Net operating loss and tax credit carryforwards	$23,017	12,585
Investments	—	45,195
Accrued stock-based compensation	4,812	2,896
Deferred revenue	1,721	1,880
Other	2,073	2,254
Total deferred tax assets	31,623	64,810
Less: valuation allowance	(6,945)	(7,628)
Net deferred tax assets	24,678	57,182
Deferred tax liabilities:
Investments	(527,151)	—
Intangible assets	(2,170)	(1,795)
Other	(1)	(19)
Total deferred tax liabilities	(529,322)	(1,814)
Net deferred tax asset (liability)	$(504,644)	55,368

The Company’s valuation allowance decreased $683 thousand in 2016, which affected tax expense during the year ended December 31, 2016.

At December 31, 2016, the Company has a deferred tax liability on investments of $527.2 million primarily as a result of the merger between Time Warner Cable and Charter, as discussed in note 6.

At December 31, 2016, Liberty Broadband had federal and state net operating losses (on a tax effected basis) and tax credit carryforwards for income tax purposes aggregating approximately $23.0 million. These net operating losses and credit carryforwards are expected to be utilized prior to expiration, except for $6.9 million which based on current projections, may expire unused and accordingly are subject to a valuation allowance.  The carryforwards that are expected to be utilized will begin to expire in 2022.

As of December 31, 2016, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2016, Liberty’s tax years prior to 2013 are closed for federal income tax purposes, and the IRS has completed its examination of Liberty’s 2013 through 2014 tax years. The tax loss carryforwards from the 2011 through 2014 tax years are still subject to adjustment. The IRS has completed its examination of Liberty Broadband’s 2015 tax year. Liberty Broadband’s 2016 tax year is being examined as part of the IRS’s Compliance Assurance Process “CAP” program. As discussed earlier, because Liberty Broadband’s ownership of Charter is less than the required 80%, Charter is not consolidated with Liberty Broadband for federal income tax purposes.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Liberty Broadband Series C common stock for every five shares of Liberty Broadband common stock they held as of the rights record date at a per share subscription price of $40.36, which was a 20% discount to the 20-trading day volume weighted average trading price of the Series C Liberty Broadband common stock following the completion of the Broadband Spin-Off. The rights offering was fully subscribed on January 9, 2015, with 17,277,224 shares of Series C common stock issued to those rightsholders exercising basic and, as applicable, oversubscription privileges. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband.

In connection with the Time Warner Cable Merger in May 2016, Liberty Broadband funded its purchase of shares of Charter Class A common stock using proceeds of $4.4 billion related to subscriptions for approximately 78.3 million newly issued shares of Liberty Broadband Series C common stock, par value $0.01 per share (the “Series C Shares”), at a price per share of $56.23, which was determined based upon the fair value of Liberty Broadband’s net assets on a sum-of-the parts basis at the time certain Amended and Restated Investment Agreements were executed. The purchasers of the Series C Shares were Liberty Interactive through its Liberty Ventures Group (approximately 42.7 million shares) and certain other third party investors, which all invested on substantially similar terms. One of the third party investors also held a position in Time Warner Cable and agreed to vote its Time Warner Cable shares in favor of the Time Warner Cable Merger. Each of Legacy Charter and Liberty Broadband obtained stockholder approval during September 2015 for the issuance of the Charter shares and the Series C Shares, respectively, in accordance with the rules and requirements of the Nasdaq Stock Market. The issuance of the Series C Shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and the rules and regulations of the Securities and Exchange Commission promulgated thereunder. As a result of the issuance of the Series C Shares in connection with the Transactions, Liberty Interactive’s non-voting economic ownership in Liberty Broadband was 23.5% as of December 31, 2016.

As discussed in note 4, the Company has an outstanding zero-strike call option on 704,908 Series C Shares which expires in March 2017.  The Company prepaid a premium of $47.9 million in December 2016.  Liberty Broadband has the option to settle in cash or Series C Shares upon expiration of the contract. The Company accounts for the zero-strike call option as a financial instrument asset due to its settlement provisions. Accordingly, changes in the fair value of the asset are included in realized and unrealized gains (losses) on financial instruments in the accompanying statement of operations.

Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.  As of December 31, 2016, no shares of preferred stock were issued.

Common Stock

Liberty Broadband's Series A common stock has one vote per share, Liberty Broadband's Series B common stock has ten votes per share and Liberty Broadband’s Series C common stock has no votes per share (except as otherwise required by applicable law). Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.  All series of our common stock participate on an equal basis with respect to dividends and distributions.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

As of December 31, 2016, there were 454 thousand shares of Series A and 2.5 million shares of Series C common stock reserved for issuance under exercise privileges of outstanding stock options.

(11) Stock-Based Compensation

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands).

	December 31,
	2016	2015	2014
Operating expense	$—	7	1
Selling, general and administrative	5,555	5,978	832
Research and development	158	395	166
	$5,713	6,380	999

Liberty Broadband - Incentive Plans

In connection with the Broadband Spin-Off, the holder of an outstanding option or stock appreciation right (collectively, “Award”) to purchase shares of Liberty common stock on the record date (an “original Liberty Award”) received an Award to purchase shares of the corresponding series of our Liberty Broadband common stock (a “Liberty Broadband Award”) and an adjustment to the exercise price and number of shares subject to the original Liberty Award (as so adjusted, an “adjusted Liberty Award”). Following the Broadband Spin-Off, employees of Liberty hold Awards in both Liberty common stock and Liberty Broadband common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty. Therefore, compensation expense related to options resulting from the Broadband Spin-Off will not be recognized in the Company’s consolidated financial statements.

Except as described above, all other terms of an adjusted Liberty Award and a new Liberty Broadband Award (including, for example, the vesting terms thereof) are in all material respects, the same as those of the corresponding original Liberty Award.

Pursuant to the Liberty Broadband 2014 Omnibus Incentive Plan, as amended, the Company may grant Awards to be made in respect of a maximum of 8.4 million shares of Liberty Broadband common stock.  Awards generally vest over 4-5 years and have a term of 7-10 years.  Liberty Broadband issues new shares upon exercise of equity awards.

Liberty Broadband – Grants of Stock Options

During the year ended December 31, 2016, Liberty Broadband granted 17 thousand options to purchase shares of Series C common stock to its non-employee directors with a weighted average grant-date fair value of $18.64 per share which cliff vest over a one year vesting period. There were no options to purchase shares of Series A common stock granted during the period.

The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2016, 2015 and 2014, the range of expected terms was 4.6 to 7.3 years.  Since Liberty Broadband common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on a blend of the historical volatility of Liberty Broadband and Charter common stock and the implied volatility of publicly traded Liberty Broadband and Charter options; as the most significant asset within Liberty Broadband, the volatility of Charter was considered in the overall volatility of Liberty Broadband.  For grants made in 2016, 2015 and 2014, the range of volatilities was 26.2% to 28.5%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Liberty Broadband – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2016	630	$32.36
Granted	—	$—
Exercised	(176)	$32.06
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	454	$32.47	3.0	$18
Exercisable at December 31, 2016	448	$32.32	2.9	$18

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2016	2,761	$41.09
Granted	17	$72.11
Exercised	(311)	$31.93
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	2,467	$42.45	6.1	$78
Exercisable at December 31, 2016	934	$32.81	3.0	$39

The Company had no outstanding Series B options during 2016.

As of December 31, 2016, the total unrecognized compensation cost related to unvested Liberty Broadband Awards was approximately $15.0 million.  Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2 years.

As of December 31, 2016, Liberty Broadband reserved 2.9 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Liberty Broadband – Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2016, 2015 and 2014 was $14.4 million, $11.2 million, and $1.8 million, respectively.

Liberty Broadband – Restricted Shares

The aggregate fair value of all Series A and Series C restricted shares of Liberty Broadband common stock that vested during the years ended December 31, 2016, 2015 and 2014 was $674 thousand, $5.8 million, and $172 thousand, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

As of December 31, 2016, the Company had approximately 27,000 unvested restricted shares of Series A and Series C Liberty Broadband common stock held by certain directors, officers and employees of the Company with a weighted average grant-date fair value of $15.30 per share.

Skyhook equity incentive plans

Long-Term Incentive Plans

Skyhook has granted PARs and PSUs to employees, directors, and consultants of Skyhook, pursuant to the LTIPs. PAR grants under the LTIPs vest over a four or five-year period. On June 30 of each of the fiscal years following the second, fourth, sixth, and eighth anniversaries of the date of a grant, 25% of the original grant is deemed to have been exercised and canceled. Upon such date, the holders of such grants receive the appreciation in the value of the grant, if any, from the value of the grant on the date of its issuance. PSUs, unless otherwise indicated, have the same vesting, exercise, and cancellation provisions as PARs granted under the plan. Certain of the PARs and the majority of the outstanding PSU grants contain modifications to the standard vesting, exercise and cancellation provisions. On July 29, 2016, all Skyhook PARs were converted into PARs granted under the TruePosition LTIP and future awards under the Skyhook LTIP were suspended. Concurrent with the conversion, Skyhook made certain adjustments to the outstanding TruePosition PARs and PSUs to standardize and simplify the valuation of awards granted under the TruePosition LTIP. As a result of the name change of TruePosition, Inc. to Skyhook Holding, Inc., it is expected that the TruePosition Long Term Incentive Plan will be renamed the Skyhook Holdings Long Term Incentive Plan.

Upon separation from Skyhook, holders of grants are eligible, assuming all conditions are met under the LTIPs, to receive the appreciation in value of their vested PAR grants and the value of their vested PSU grants as of the date of their separation that have not been deemed exercised and canceled.

The following summarizes the PAR and PSU activities under the LTIPs during 2016 (in thousands):

	TruePosition
	Stand-alone	Stand-alone	Skyhook
	PARs	PSUs	PARs
Outstanding at January 1, 2016	894	160	7,061
Grants	—	—	—
Exercises	(185)	(38)	(1,552)
Forfeitures	(4)	—	(1,832)
Outstanding prior to conversion and adjustments	705	122	3,677
Conversions and adjustments	6,070	413	(3,677)
Grants	4,147	—	—
Exercises	(56)	—	—
Forfeitures	(154)	—	—
Outstanding at December 31, 2016	10,712	535	—
Fair value of outstanding grants	$911	$1,588	$—
Vested fair value	$415	$1,084	$—
Weighted average remaining vesting period	2.5 years	2.1 years	NA

Grants that are exercised and paid and grants that are forfeited, canceled, or otherwise not paid are available for grant under the LTIPs.

Grants under the LTIPs may be settled in cash, publicly traded stock of the companies or an affiliate of the companies, or a combination thereof. Skyhook accounts for grants under the LTIPs as liability instruments. Accordingly, Skyhook measures

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

the cost of employee services received in exchange for grants based on the current fair value of the grants and records a liability at the end of each reporting period equivalent to the vested portion of such current fair value.

Skyhook calculates the grant-date fair value and subsequent remeasurement of its liability classified awards using the Black-Scholes model. Skyhook estimates the expected term of the awards based on historical exercise and forfeiture data. The expected term for grants made to during 2016 ranged from 0.5 - 7.5 years. The volatility used by Skyhook in the Black-Scholes model for grants made during 2016 was 30%. Skyhook uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options, which ranged from 0.6% - 2.3% for grants made in 2016.

As of December 31, 2016 and 2015, $1.7 million and $2.0 million, respectively, are included in other liabilities for the fair value (Level 2) of the Company's LTIP obligations.

(12) Employee Benefit Plans

Prior to January 1, 2015, Skyhook participated in Liberty’s defined-contribution plan (the “Liberty 401(k) Plan”). The Liberty 401(k) Plan provided for employees to make contributions by salary reductions to a trust for investment in Liberty common stock, as well as several mutual funds and/or a self-directed brokerage account pursuant to Section 401(k) of the Internal Revenue Code.

Beginning January 1, 2015, employees of Skyhook participate in a separate defined-contribution plan administered by Skyhook (the “TruePosition 401(k) Plan”). The TruePosition 401(k) Plan provides for employees to make contributions by salary reductions for investment in several mutual funds and/or a self-directed brokerage account pursuant to Section 401(k) of the Internal Revenue Code. It is anticipated that the TruePosition 401(k) Plan will be renamed the Skyhook 401(k) plan as of March 1, 2017.

Pursuant to the existing TruePosition 401(k) Plan, Skyhook employees are eligible for 100% matching contributions for each dollar contributed up to 10%, and 50% matching contributions for each dollar contributed up to 8% of the employees’ total compensation, subject to certain limitations. For the years ended December 31, 2016, 2015 and 2014, Skyhook contributed approximately $0.8 million, $1.1 million and $1.5 million respectively.

(13) Related Party Transactions

During the year ended December 31, 2014 certain of Skyhook’s costs and expenses were charged to Skyhook by Liberty. The amounts due to (from) Liberty and the activities for the year ended December 31, 2014 are summarized as follows (amounts in thousands):

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

Prior to the completion of the Broadband Spin-Off, Skyhook was a party to certain tax sharing arrangements with Liberty (or its former affiliate). Under these tax-sharing arrangements, Skyhook had been obligated to make cash payments to Liberty (or its former affiliate) in each year Skyhook generated positive taxable income, determined as if Skyhook filed a separate tax

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

return. The amount of such payment has been equal to the amount of Skyhook’s taxable income (as so determined) multiplied by the highest corporate tax rate in effect for the applicable tax jurisdiction. If on a separate return basis, Skyhook would have a net operating loss or net tax credit for a particular year, and such loss or credit could be utilized on the actual tax returns filed by Liberty (or its former affiliate), then Skyhook would be entitled to reduce current and future payments to Liberty (or its former affiliate) by the amount of such tax benefit. Skyhook made payments of $3.2 million in 2014 under these tax sharing arrangements. Prior to the completion of the Broadband Spin-Off, Skyhook’s income tax receivable from Liberty was transferred to Liberty Broadband and the tax sharing arrangement between Liberty and Skyhook was extinguished.

(14) Commitments and Contingencies

Leases

Skyhook leases various properties under operating leases expiring at various times through 2018. The aggregate minimum annual lease payments under the noncancelable operating leases as of December 31, 2016 are as follows (amounts in thousands):

2017	$592
2018	27
$619

Skyhook’s two principal facilities are under lease through December 2017 and January 2018, respectively. Total rental expense for the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $3.7 million and $3.3 million, respectively.

Litigation

On May 23, 2012, Skyhook (then known as TruePosition) filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Polaris Wireless, Inc. (“Polaris”), related to the sale by Polaris of systems used to locate mobile devices.  In parallel with the lawsuit, at Polaris’s request, the U.S. Patent and Trademark Office initiated an Inter Partes Review.  Both the District Court and the Patent Trial and Appeal Board ruled adversely to Skyhook and those rulings were upheld on appeal. No further appeal was taken. During the pendency of the appeal, Polaris filed a motion in the District Court for an award of approximately $3 million in attorneys’ fees and expenses incurred in defending the lawsuit.  The matter was heard by the Court on October 16, 2015, wherein the court denied the Polaris motion.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

Indemnification Claims

In the normal course of business, Skyhook provides indemnification to certain customers against specified claims that might arise against those customers from the use of Skyhook’s products. To date, Skyhook has not made any significant reimbursements to any of its customers for any losses related to these indemnification provisions. However, four such claims are currently pending and are described below. Skyhook is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although Skyhook’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily. Accordingly, no accrual was recorded related to indemnification claims as of December 31, 2016 or 2015.

One of Skyhook’s former customers, T-Mobile, has made two indemnification claims related to its use of its legacy U-TDOA service technology. In September, 2008, T-Mobile requested indemnification for damages (including defense costs) that it may incur in a patent infringement action that Emsat Advanced Geolocation, LLC (“Emsat”) filed against T-Mobile. Skyhook is not a party to the suit and they have denied any obligation to indemnify T-Mobile and believe that the equipment supplied to T-Mobile is not covered by the patent claims that Emsat is asserting against T-Mobile. T-Mobile has not yet formally pursued its indemnification claims in a civil court action, but has indicated its intention to do so after the infringement action is resolved. In March 2014, T-Mobile requested indemnification for damages (including defense costs) that it may incur in a patent infringement action that Guidance IP LLC (“Guidance”) filed against T-Mobile. Skyhook is not a party to the suit, though at the time, the entities indicated a willingness to participate in the defense of the action, but received no response from T-Mobile.

Another Skyhook legacy U-TDOA service customer, AT&T, has made four indemnification claims against Skyhook. In October 2008, AT&T requested indemnification for damages (including defense costs) that it may incur relating to the Emsat litigation described in the preceding paragraph (to which AT&T is a party). In June 2009, AT&T requested indemnification for damages (including defense costs) that it may incur relating to a lawsuit filed against AT&T by Tendler Cellular of Texas, LLC (“Tendler”) (to which Skyhook is not a party). This action relates to a former subsidiary of Skyhook, Useful Networks, Inc., whose operations were discontinued in 2010. In June 2011, AT&T requested indemnification for damages (including defense costs) that it may incur relating to a lawsuit filed against AT&T by Tracbeam, LLC (“Tracbeam”) (to which Skyhook is not a party). Skyhook has denied that it is obligated to indemnify AT&T with respect to the Emsat and Tendler cases. AT&T has not yet formally pursued its indemnification claims in a civil court action and it is unclear at this time whether or not it will do so. The lawsuit filed against AT&T by Guidance, was resolved by the payment to AT&T of $55 thousand during October 2015. With respect to Tracbeam, AT&T has determined that the total allocated contribution attributable to Skyhook-related products is $132 thousand and has invoiced Skyhook accordingly. Skyhook has informed AT&T that it believes that the allocation method employed by AT&T is flawed and that the actual amount owed is less than $132 thousand. In general, Skyhook is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although those liabilities in certain of those arrangements are customarily limited in various respects, including monetarily.

Off-Balance Sheet Arrangements

Liberty Broadband did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

For the year ended December 31, 2016, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

•	Skyhook— a wholly owned subsidiary of the Company that provides a Wi-Fi based location platform focused on providing positioning technology and contextual location intelligence solutions.
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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Performance Measures

	Years ended December 31,
	2016		2015		2014
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in thousands
Skyhook	$30,586	(2,681)	91,182	43,600	69,045	(2,152)
Charter	29,003,000	10,506,000	9,754,000	3,317,000	9,108,000	3,128,000
Corporate and other	—	(8,761)	—	(11,958)	—	(1,559)
	29,033,586	10,494,558	9,845,182	3,348,642	9,177,045	3,124,289
Eliminate equity method affiliate	(29,003,000)	(10,506,000)	(9,754,000)	(3,317,000)	(9,108,000)	(3,128,000)
Consolidated Liberty Broadband	$30,586	(11,442)	91,182	31,642	69,045	(3,711)

Other Information

	December 31, 2016			December 31, 2015
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in thousands
Skyhook	$30,463	—	267	61,395	—	731
Charter	149,067,000	—	5,325,000	39,316,000	—	1,840,000
Corporate and other	9,560,497	9,315,253	—	3,504,346	2,372,699	—
	158,657,960	9,315,253	5,325,267	42,881,741	2,372,699	1,840,731
Eliminate equity method affiliate	(149,067,000)	—	(5,325,000)	(39,316,000)	—	(1,840,000)
Consolidated Liberty Broadband	$9,590,960	9,315,253	267	3,565,741	2,372,699	731

Revenue by Geographic Area

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
United States	$27,806	87,739	66,045
Other countries	2,780	3,443	3,000
	$30,586	91,182	69,045

Long-lived Assets by Geographic Area

	December 31,
	2016	2015
	amounts in thousands
United States	$710	1,248
Other countries	—	—
	$710	1,248

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2016	2015	2014
	amounts in thousands
Consolidated segment Adjusted OIBDA	$(11,442)	31,642	(3,711)
Stock-based compensation	(5,713)	(6,380)	(999)
Depreciation and amortization	(4,005)	(6,088)	(9,043)
Gain on legal settlement	—	60,450	6,000
Impairment of intangible assets	—	(20,669)	(35,221)
Operating income (loss)	(21,160)	58,955	(42,974)
Interest expense	(14,956)	(7,424)	(1,138)
Dividend and interest income	5,020	3,797	5,426
Share of earnings (loss) of affiliates, net	641,544	(120,962)	(127,573)
Realized and unrealized gains (losses) on financial instruments, net	94,122	2,619	51,189
Gain (loss) on dilution of investment in affiliate	770,766	(7,198)	(87,158)
Other, net	336	158	(63)
Earnings (loss) from continuing operations before income taxes	$1,475,672	(70,055)	(202,291)

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(16) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands
2016:
Revenue	$3,831	2,966	20,616	3,173
Operating income (loss)	$(9,340)	(10,737)	6,624	(7,707)
Net earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders	$(22,241)	890,154	3,789	45,601
Basic earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.22)	6.31	0.02	0.25
Diluted earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.22)	6.28	0.02	0.25

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands
2015:
Revenue	$13,316	12,645	15,225	49,996
Operating income (loss)	$50,471	(3,414)	288	11,610
Net earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders	$5,318	(7,809)	(19,295)	(28,401)
Basic earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$0.05	(0.08)	(0.19)	(0.28)
Diluted earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$0.05	(0.08)	(0.19)	(0.28)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2017:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2017 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before May 1, 2017.

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

(ii)Separate financial statements for Charter Communications, Inc. and subsidiaries:

(a)(3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Reorganization Agreement, dated as of October 28, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713) (the “November 10, 2014 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation of Liberty Broadband Corporation (incorporated by reference to Exhibit 3.1 to the November 10, 2014 8-K).

3.2	Amended and Restated Bylaws of Liberty Broadband Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2015 (File No. 001-3671)).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1

Specimen Certificate for shares of Series A Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2014 (File No. 333-197619) (the “S-1”)).

4.2	Specimen Certificate for shares of Series B Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 to the S-1).

4.3	Specimen Certificate for shares of Series C Common Stock of the Registrant (incorporated by reference to Exhibit 4.3 to the S-1).

4.4

Form of Margin Loan Agreements (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on November 4, 2014 (File No. 333-197619)).

4.5

Form of Amendment No. 1 to Margin Loan Agreements, dated as of March 21, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 9, 2016 (File No. 001-36713) (the “First Quarter 2016 10-Q”)).

4.6	Form of Margin Loan Agreements, dated as of March 21, 2016 (incorporated by reference to Exhibit 4.2 to the First Quarter 2016 10-Q).

10 - Material Contracts:

10.1

Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 22, 2015 (File No. 001-36713)).

10.2

Liberty Broadband Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on November 21, 2014 (File No. 333-200436)).

10.3

Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 17, 2014 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 13, 2015 (File No. 001-36713)).

10.4

Stockholders Agreement, dated as of March 19, 2013, by and among Charter Communications, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 9, 2013 (File No. 001-35707)).

10.5

Amendment to Stockholders Agreement, dated as of September 29, 2014, by and among Charter Communications, Inc., Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 7(d) to Liberty Media Corporation’s Schedule 13D in respect of common stock of Charter Communications, Inc., filed on October 10, 2014).

10.6

Second Amended and Restated Stockholders Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC, Liberty Broadband Corporation, and Advance/Newhouse Partnership (incorporated by reference to Annex C to CCH I, LLC’s Registration Statement on Form S-4 filed on June 26, 2015 (File No. 333-205240)).

10.7

Letter Agreement to the Second Amended and Restated Stockholders Agreement, dated May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership, CCH I, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 7(p) to Amendment No. 3 to Liberty Broadband Corporation’s Schedule 13D in respect of common stock of Charter Communications, Inc., filed on May 26, 2016 (File No. 005-57191) (the “May 26, 2016 13D/A”)).

10.8

Proxy and Right of First Refusal Agreement, dated as of May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership, Charter Communications, Inc. and CCH I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2016 (File No. 001-36713) (the “May 20, 2016 8-K”)).

10.9

Investment Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2015 (File No. 001-36713) (the “May 29, 2015 8-K”)).

10.10	Voting Agreement, dated May 23, 2015, by and between Time Warner Cable Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the May 29, 2015 8-K).

10.11

Contribution Agreement, dated May 23, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Charter Communications, Inc. CCH I, LLC and Nina Corporation I, Inc. (incorporated by reference to Exhibit 10.3 to the May 29, 2015 8-K).

10.12

Proxy and Right of First Refusal Agreement, dated as of May 23, 2015, by and between Liberty Broadband Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.4 to the May 29, 2015 8-K).

10.13

Amendment No. 1 to the Proxy and Right of First Refusal Agreement, dated May 13, 2016, by and among Liberty Broadband Corporation, Liberty Interactive Corporation and LV Bridge, LLC (incorporated by reference to Exhibit 7(n) to the May 26, 2016 13D/A).

10.14

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, JANA Nirvana Master Fund, L.P., JANA Master Fund, Ltd., and Coatue Offshore Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to the May 29, 2015 8-K).

10.15	Amended and Restated Investment Agreement, dated May 29, 2015, by and between Liberty Broadband Corporation and Quantum Partners LP (incorporated by reference to Exhibit 10.6 to the May 29, 2015 8-K).

10.16	Registration Rights Agreement, dated May 18, 2016, by and between Liberty Broadband Corporation and Quantum Partners LP (incorporated by reference to Exhibit 10.2 to the May 20, 2016 8-K).

10.17

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Soroban Master Fund LP and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.7 to the May 29, 2015 8-K).

10.18

Amended and Restated Assignment and Assumption Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP, and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the May 29, 2015 8-K).

10.19	Tax Sharing Agreement, dated as of November 4, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the November 10, 2014 8-K).

10.20	Services Agreement, dated as of November 4, 2014, by and between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the November 10, 2014 8-K).

10.21

Facilities Sharing Agreement, dated as of November 4, 2014, by and among Liberty Broadband Corporation, Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 8-K).

10.22

Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 15, 2014 (File No. 333-197619)).

10.23

Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 12, 2016 (File No. 001-36713) (the “2015 10-K”).

10.24

Aircraft Time Sharing Agreement, dated as of November 4, 2014, by and among Liberty Citation, Inc., Liberty Denver Arena, LLC and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.5 to the November 10, 2014 8-K).

10.25

Form of Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.21 to the 2015 10-K).

10.26

Form of Restricted Stock Award Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.22 to the 2015 10-K).

10.27

Registration Rights Agreement, dated as of May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership and Charter Communications, Inc. (incorporated by reference to Exhibit 10.3 to Charter Communications, Inc.’s Current Report on Form 8-K (File No. 001-33664), filed on May 20, 2016).

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

Item 16. Form 10-K Summary.

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Charter Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Charter Communications, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri

February 15, 2017

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except share data)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,535	$5
Accounts receivable, less allowance for doubtful accounts of $124 and $21, respectively	1,432	279
Prepaid expenses and other current assets	333	61
Total current assets	3,300	345
RESTRICTED CASH AND CASH EQUIVALENTS	—	22,264
INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $11,103 and $6,518, respectively	32,963	8,345
Customer relationships, net	14,608	856
Franchises	67,316	6,006
Goodwill	29,509	1,168
Total investment in cable properties, net	144,396	16,375
OTHER NONCURRENT ASSETS	1,371	332
Total assets	$149,067	$39,316
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,544	$1,972
Current portion of long-term debt	2,028	—
Total current liabilities	9,572	1,972
LONG-TERM DEBT	59,719	35,723
DEFERRED INCOME TAXES	26,665	1,590
OTHER LONG-TERM LIABILITIES	2,745	77
SHAREHOLDERS’ EQUITY (DEFICIT):
Class A common stock; $.001 par value; 900 million shares authorized; 268,897,792 and 112,438,828 shares issued and outstanding, respectively	—	—
Class B common stock; $.001 par value; 1,000 and 25 million shares authorized, 1 and no shares issued and outstanding, respectively	—	—
Preferred stock; $.001 par value; 250 million shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	39,413	2,028
Retained earnings (accumulated deficit)	733	(2,061)
Accumulated other comprehensive loss	(7)	(13)
Total Charter shareholders’ equity (deficit)	40,139	(46)
Noncontrolling interests	10,227	—
Total shareholders’ equity (deficit)	50,366	(46)
Total liabilities and shareholders’ equity (deficit)	149,067	$39,316

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share and share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES	$29,003	$9,754	$9,108

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	18,655	6,426	5,973
Depreciation and amortization	6,907	2,125	2,102
Other operating expenses, net	86	89	62
	25,648	8,640	8,137
Income from operations	3,355	1,114	971

OTHER EXPENSES:
Interest expense, net	(2,499)	(1,306)	(911)
Loss on extinguishment of debt	(111)	(128)	—
Gain (loss) on financial instruments, net	89	(4)	(7)
Other expense, net	(14)	(7)	—
	(2,535)	(1,445)	(918)

Income (loss) before income taxes	820	(331)	53
Income tax benefit (expense)	2,925	60	(236)
Consolidated net income (loss)	3,745	(271)	(183)
Less: Net income attributable to noncontrolling interests	(223)	—	—
Net income (loss) attributable to Charter shareholders	$3,522	$(271)	$(183)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CHARTER SHAREHOLDERS:
Basic	$17.05	$(2.68)	$(1.88)
Diluted	$15.94	$(2.68)	$(1.88)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	206,539,100	101,152,647	97,991,915
Diluted	234,791,439	101,152,647	97,991,915

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in millions)

	Year Ended December 31,
	2016	2015	2014
Consolidated net income (loss)	$3,745	$(271)	$(183)
Net impact of interest rate derivative instruments	8	9	19
Foreign currency translation adjustment	(2)	—	—
Consolidated comprehensive income (loss)	3,751	(262)	(164)
Less: Comprehensive income attributable to noncontrolling interests	(223)	—	—
Comprehensive income (loss) attributable to Charter shareholders	$3,528	$(262)	$(164)

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(dollars in millions)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Charter Shareholders’ Equity (Deficit)	Non- controlling Interests	Total Shareholders’ Equity (Deficit)
BALANCE, December 31, 2013	$—	$—	$1,760	$(1,568)	$—	$(41)	$151	$—	$151
Net loss	—	—	—	(183)	—	—	(183)	—	(183)
Changes in accumulated other comprehensive loss, net	—	—	—	—	—	19	19	—	19
Stock compensation expense, net	—	—	55	—	—	—	55	—	55
Exercise of stock options and warrants	—	—	123	—	—	—	123	—	123
Purchase of treasury stock	—	—	—	—	(19)	—	(19)	—	(19)
Retirement of treasury stock	—	—	(8)	(11)	19	—	—	—	—
BALANCE, December 31, 2014	—	—	1,930	(1,762)	—	(22)	146	—	146
Net loss	—	—	—	(271)	—	—	(271)	—	(271)
Changes in accumulated other comprehensive loss, net	—	—	—	—	—	9	9	—	9
Stock compensation expense, net	—	—	78	—	—	—	78	—	78
Exercise of stock options and warrants	—	—	30	—	—	—	30	—	30
Purchase of treasury stock	—	—	—	—	(38)	—	(38)	—	(38)
Retirement of treasury stock	—	—	(10)	(28)	38	—	—	—	—
BALANCE, December 31, 2015	—	—	2,028	(2,061)	—	(13)	(46)	—	(46)
Net income	—	—	—	3,522	—	—	3,522	223	3,745
Stock compensation expense, net	—	—	244	—	—	—	244	—	244
Accelerated vesting of equity awards	—	—	248	—	—	—	248	—	248
Settlement of restricted stock units	—	—	(59)	—	—	—	(59)	—	(59)
Exercise of stock options	—	—	86	—	—	—	86	—	86
Purchase of treasury stock	—	—	—	—	(1,562)	—	(1,562)	—	(1,562)
Retirement of treasury stock	—	—	(834)	(728)	1,562	—	—	—	—
Issuance of shares to Liberty Broadband for cash	—	—	5,000	—	—	—	5,000	—	5,000
Converted TWC Awards in the TWC Transaction	—	—	514	—	—	—	514	—	514
Issuance of shares in TWC Transaction	—	—	32,164	—	—	—	32,164	—	32,164
Issuance of subsidiary equity in Bright House Transaction	—	—	—	—	—	—	—	10,134	10,134
Partnership formation and change in ownership, net of tax	—	—	(364)	—	—	—	(364)	589	225
Purchase of noncontrolling interest, net of tax	—	—	(19)	—	—	—	(19)	(187)	(206)
Exchange of Charter Holdings units held by A/N, net of tax and TRA effects	—	—	405	—	—	—	405	(460)	(55)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(96)	(96)
Noncontrolling interests assumed in acquisitions	—	—	—	—	—	—	—	24	24
Changes in accumulated other comprehensive loss, net	—	—	—	—	—	6	6	—	6
BALANCE, December 31, 2016	$—	$—	$39,413	$733	$—	$(7)	$40,139	$10,227	$50,366

CHARTER COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$3,745	$(271)	$(183)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities:
Depreciation and amortization	6,907	2,125	2,102
Stock compensation expense	244	78	55
Accelerated vesting of equity awards	248	—	—
Noncash interest (income) expense	(256)	28	37
Other pension benefits	(899)	—	—
Loss on extinguishment of debt	111	128	—
(Gain) loss on financial instruments, net	(89)	4	7
Deferred income taxes	(2,958)	(65)	233
Other, net	8	11	10
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(160)	5	(51)
Prepaid expenses and other assets	111	(3)	(9)
Accounts payable, accrued liabilities and other	1,029	319	158
Net cash flows from operating activities	8,041	2,359	2,359
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,325)	(1,840)	(2,221)
Change in accrued expenses related to capital expenditures	603	28	33
Sales (purchases) of cable systems, net	(28,810)	—	11
Change in restricted cash and cash equivalents	22,264	(15,153)	(7,111)
Other, net	(22)	(67)	(16)
Net cash flows from investing activities	(11,290)	(17,032)	(9,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	12,344	26,045	8,806
Repayments of long-term debt	(10,521)	(11,326)	(1,980)
Payments for debt issuance costs	(284)	(36)	(6)
Issuance of equity	5,000	—	—
Purchase of treasury stock	(1,562)	(38)	(19)
Proceeds from exercise of stock options and warrants	86	30	123
Settlement of restricted stock units	(59)	—	—
Purchase of noncontrolling interest	(218)	—	—
Distributions to noncontrolling interest	(96)	—	—
Proceeds from termination of interest rate derivatives	88	—	—
Other, net	1	—	3
Net cash flows from financing activities	4,779	14,675	6,927

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,530	2	(18)
CASH AND CASH EQUIVALENTS, beginning of period	5	3	21
CASH AND CASH EQUIVALENTS, end of period	$1,535	$5	$3
CASH PAID FOR INTEREST	$2,685	$1,064	$851
CASH PAID FOR TAXES	$63	$3	$13

1.     Organization and Basis of Presentation

Organization

Charter Communications, Inc. (together with its controlled subsidiaries, “Charter,” or the “Company”) is the second largest cable operator in the United States and a leading broadband communications company providing video, Internet and voice services to residential and business customers.  In addition, the Company sells video and online advertising inventory to local, regional and national advertising customers and fiber-delivered communications and managed information technology solutions to larger enterprise customers.  The Company also owns and operates regional sports networks and local sports, news and lifestyle channels and sells security and home management services to the residential marketplace.

Charter is a holding company whose principal asset is a controlling equity interest in Charter Communications Holdings, LLC (“Charter Holdings”), an indirect owner of Charter Communications Operating, LLC (“Charter Operating”) under which substantially all of the operations reside. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; purchase accounting valuations of assets and liabilities including, but not limited to, property, plant and equipment, intangibles and goodwill; pension benefits; income taxes; contingencies and programming expense.  Actual results could differ from those estimates.

2.     Mergers and Acquisitions

TWC Transaction

On May 18, 2016, the transactions contemplated by the Agreement and Plan of Mergers dated as of May 23, 2015 (the “Merger Agreement”), by and among Time Warner Cable Inc. (“Legacy TWC”), Charter Communications, Inc. prior to the closing of the Merger Agreement (“Legacy Charter”), CCH I, LLC, previously a wholly owned subsidiary of Legacy Charter (“New Charter”) and certain other subsidiaries of New Charter were completed (the “TWC Transaction,” and together with the Bright House Transaction described below, the “Transactions”).  As a result of the TWC Transaction, New Charter became the new public parent company that holds the operations of the combined companies and was renamed Charter Communications, Inc.

Pursuant to the terms of the Merger Agreement, upon consummation of the TWC Transaction, each outstanding share of Legacy TWC common stock (other than Legacy TWC common stock held by Liberty Broadband Corporation (“Liberty Broadband”) and Liberty Interactive Corporation (“Liberty Interactive” and, collectively, the “Liberty Parties”)), was converted into the right to receive, at the option of each such holder of Legacy TWC common stock, either (a) $100 in cash and Charter Class A common stock equivalent to 0.5409 shares of Legacy Charter Class A common stock (the “Option A Consideration”) or (b) $115 in cash and Charter Class A common stock equivalent to 0.4562 shares of Legacy Charter Class A common stock (the “Option B Consideration”). The actual number of shares of Charter Class A common stock that Legacy TWC stockholders received, excluding the Liberty Parties, was calculated by multiplying the exchange ratios of 0.5409 or 0.4562 specified above by 0.9042 (the “Parent Merger Exchange Ratio”), which was also the exchange ratio that was used to determine the number of shares of Charter Class A common stock that Legacy Charter stockholders received per share of Legacy Charter Class A common stock.  Such exchange ratio did not impact the aggregate value represented by the shares of Charter Class A common stock issued in the TWC Transaction; however, it did impact the actual number of shares issued in the TWC Transaction.

Out of approximately 277 million shares of TWC common stock outstanding at the closing of the TWC Transaction, excluding TWC common stock held by the Liberty Parties, approximately 274 million shares were converted into the right to receive the Option A Consideration and approximately 3 million shares were converted into the right to receive the Option B Consideration.  The Liberty Parties received approximately one share of Charter Class A common stock for each share of Legacy TWC common stock they owned (equivalent to 1.106 shares of Legacy Charter Class A common stock multiplied by the Parent Merger Exchange Ratio).

As of the date of completion of the Transactions, the total value of the TWC Transaction was approximately $85 billion, including cash, equity and Legacy TWC assumed debt.  The purchase price also includes an estimated pre-combination vesting period fair value of $514 million for Legacy TWC equity awards converted into Charter awards upon closing of the TWC Transaction (“Converted TWC Awards”) and $69 million of cash paid to former Legacy TWC employees and non-employee directors who held equity awards, whether vested or not vested.

Bright House Transaction

Also, on May 18, 2016, Legacy Charter and Advance/Newhouse Partnership (“A/N”), the former parent of Bright House Networks, LLC (“Bright House”), completed their previously announced transaction, pursuant to a definitive Contribution Agreement (the “Contribution Agreement”), under which Charter acquired Bright House (the “Bright House Transaction”).  Pursuant to the Bright House Transaction, Charter became the owner of the membership interests in Bright House and the other assets primarily related to Bright House (other than certain excluded assets and liabilities and non-operating cash).  As of the date of acquisition, the purchase price totaled approximately $12.2 billion consisting of (a) $2.0 billion in cash, (b) 25 million convertible preferred units of Charter Holdings with a face amount of $2.5 billion that pay a 6% annual preferential dividend, (c) approximately 31.0 million common units of Charter Holdings that are exchangeable into Charter Class A common stock on a one-for-one basis and (d) one share of Charter Class B common stock.  These Charter Holdings common and convertible preferred units held by A/N are recorded in noncontrolling interests as permanent equity in the consolidated balance sheet.  See Note 11 for conversion features of the Charter Holdings common and preferred units and Note 10 for the terms of the Charter Class B common stock.

Liberty Transaction

In connection with the TWC Transaction, Legacy Charter and Liberty Broadband completed their previously announced transactions pursuant to their investment agreement, in which Liberty Broadband purchased for cash approximately 22.0 million shares of Charter Class A common stock valued at $4.3 billion at the closing of the TWC Transaction to partially finance the cash portion of the TWC Transaction consideration, and in connection with the Bright House Transaction, Liberty Broadband purchased approximately 3.7 million shares of Charter Class A common stock valued at $700 million at the closing of the Bright House Transaction (the “Liberty Transaction”).

Financing for the Transactions

Charter partially financed the cash portion of the purchase price of the Transactions with additional indebtedness and cash on hand.  In 2015, Legacy Charter issued $15.5 billion aggregate principal amount of CCO Safari II, LLC (“CCO Safari II”) senior secured notes, $3.8 billion aggregate principal amount of CCO Safari III, LLC (“CCO Safari III”) senior secured bank loans and $2.5 billion aggregate principal amount of CCOH Safari, LLC (“CCOH Safari”) senior unsecured notes.  The net proceeds were initially deposited into escrow accounts.  Upon closing of the TWC Transaction, the proceeds were released from escrow and the CCOH Safari notes became obligations of CCO Holdings, LLC (“CCO Holdings”), an indirect wholly-owned subsidiary of Charter Holdings, and CCO Holdings Capital Corp. (“CCO Holdings Capital”), and the CCO Safari II notes and CCO Safari III credit facilities became obligations of Charter Operating and Charter Communications Operating Capital Corp. CCOH Safari merged into CCO Holdings and CCO Safari II and CCO Safari III merged into Charter Operating.

In connection with the closing of the Bright House Transaction, Charter Operating closed on a $2.6 billion aggregate principal amount term loan A facility (“Term Loan A”) pursuant to the terms of Charter Operating’s Amended and Restated Credit Agreement dated May 18, 2016 (the “Credit Agreement”) of which $2.0 billion was used to fund the cash portion of the Bright House Transaction and $638 million was used to prepay and terminate Charter Operating’s existing Term A-1 Loans.  See Note 9.

Acquisition Accounting

The Transactions enable Charter to apply its operating strategy to a larger set of assets, accelerate product development and innovation through greater scale as well as more effectively compete in medium and large commercial markets.  The operating results of Legacy TWC and Legacy Bright House have been included in the Company’s consolidated statements of operations for the period from the date of the Transactions through December 31, 2016.  Revenues included in the Company's consolidated statements of operations were $16.0 billion and $2.6 billion for Legacy TWC and Legacy Bright House, respectively, for the year ended December 31, 2016.

Charter applied acquisition accounting to the Transactions. The total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values.  The fair values were primarily based on third-party valuations using assumptions developed by management and other information compiled by management including, but not limited to, future expected cash flows.  The excess of the purchase price over those fair values was recorded as goodwill.  Goodwill recognized in the Transactions is representative of resources that do not meet the definition of an identifiable intangible asset and include buy-side synergies, economies of scale of the combined operations, increased market share, assembled workforces and improved credit rating.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches.  The fair values were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement, other than long-term debt assumed in the TWC Transaction, which represents a Level 1 measurement.  See Note 13.

Property, plant and equipment was valued utilizing the cost approach.  The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of all forms of depreciation as of the appraisal date as described below:

•	Physical depreciation - the loss in value or usefulness attributable solely to use of the asset and physical causes such as wear and tear and exposure to the elements.
•

Functional obsolescence - the loss in value due to factors inherent in the asset itself and due to changes in technology, design or process resulting in inadequacy, overcapacity, lack of functional utility or excess operating costs.

•	Economic obsolescence - the loss in value due to unfavorable external conditions such as economics of the industry or geographic area, or change in ordinances.

The cost approach relies on assumptions regarding current material and labor costs required to rebuild and repurchase significant components of property, plant and equipment along with assumptions regarding the age and estimated useful lives of property, plant and equipment.

Franchise rights and customer relationships were valued using an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified.  See Note 6 for more information on the income approach model.  The weighted average life of customer relationships acquired in the TWC Transaction and Bright House Transaction was 11 years and 10 years, respectively.

The fair value of equity investments was based on either applying implied multiples to estimated cash flows or utilizing a discounted cash flow model. The implied multiples were estimated based on precedent transactions and comparable companies. The discounted cash flow model required estimating the present value of future cash flows of the investee.

Legacy TWC long-term debt assumed was adjusted to fair value based on quoted market prices.  At the acquisition date, the quoted market values of all but two of Legacy TWC’s bonds were higher than the principal amount of the related debt instrument, which resulted in the recognition of a net debt premium of approximately $2.4 billion.  The quoted market value of a debt instrument is higher than the principal amount of the debt when the market interest rates are lower than the stated interest rate of the debt. This debt premium is amortized as a reduction to interest expense over the remaining life of the applicable debt.

Generally, no fair value adjustments were reflected in current assets and current liabilities as carrying value is estimated to approximate fair value because of the short-term nature of the items, except for risk management obligations.  Risk management obligations assumed including various claims for workers compensation, employment practices, and auto and general liabilities were measured at fair value as of the acquisition date based on an actuarially determined study.  Fair value adjustments were reflected in other noncurrent assets and other long-term liabilities relating to contract-based assets and liabilities, capital lease obligations, deferred liabilities and net pension liabilities.  Out-of-market contract-based assets and liabilities relating to non-cancelable executory contracts and operating leases were recognized based on discounted cash flow models to the extent the terms of the non-cancelable contracts are favorable or unfavorable compared with the relative market terms of the same or similar contract at the acquisition date.  The out-of-market element will be amortized as if the contract were consummated at market terms on the acquisition date.  Capital lease obligations were measured at fair value based on the present value of amounts to be paid under the lease agreement using a market participant discount rate.  Deferred liabilities were not recorded in acquisition accounting to the extent there was no associated payment obligation or substantive performance obligation.  The net pension liabilities assumed in the TWC Transaction were measured at fair value based on an actuarially determined projected benefit obligation, less the fair value of pension investments, as of the acquisition date. See Note 21 for fair value assumptions considered in acquisition accounting for the net pension liabilities.

Deferred tax assets and liabilities were recorded for the deferred tax impact of acquisition accounting adjustments primarily related to property, plant and equipment, franchises, customer relationships and assumed Legacy TWC long-term debt. The incremental deferred tax liabilities were calculated primarily based on the tax effect of the step-up in book basis of net assets of Legacy TWC excluding the amount attributable to nondeductible goodwill.

The Charter Class A common stock issued to Legacy TWC stockholders and Charter Holdings common units issued to A/N were valued based on the opening share price of Charter Class A common stock on the acquisition date.  The convertible preferred units of Charter Holdings issued to A/N were valued at approximately $3.2 billion based on a binomial lattice model for convertible bonds that models the future changes in the common equity value of Charter.  The valuation relies on management’s assumptions including risk-free interest rate, volatility and discount yield. The pre-combination vesting period fair value of the Converted TWC Awards was based on the portion of the requisite service period completed at the acquisition date by Legacy TWC employee award holders applied to the total fair value of the Converted TWC Awards.

The allocation of the purchase price to certain assets and liabilities is preliminary and is subject to change based on additional information that may be obtained during the measurement period primarily related to working capital measurement.  The Company will continue to obtain information to assist in finalizing the fair value of net assets acquired and liabilities assumed, which is not expected to differ materially from the preliminary estimates herein. The Company will apply any measurement period adjustments, including any related impacts to net income (loss), in the reporting period in which the adjustments are determined.  The tables below present the calculation of the purchase price and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the Transactions.

TWC Purchase Price

Shares of Charter Class A common stock issued (including the Liberty Parties) (in millions)	143.0
Charter Class A common stock closing price per share	$224.91
Fair value of Charter Class A common stock issued	$32,164

Cash paid to Legacy TWC stockholders (excluding the Liberty Parties)	$27,770
Pre-combination vesting period fair value of Converted TWC Awards	514
Cash paid for Legacy TWC non-employee equity awards	69
Total purchase price	$60,517

TWC Preliminary Allocation of Purchase Price

Cash and cash equivalents	$1,058
Current assets	1,308
Property, plant and equipment	21,413
Customer relationships	13,460
Franchises	54,085
Goodwill	28,292
Other noncurrent assets	1,040
Accounts payable and accrued liabilities	(3,925)
Debt	(24,900)
Deferred income taxes	(28,148)
Other long-term liabilities	(3,162)
Noncontrolling interests	(4)
$60,517

Since completion of the initial estimates in the second quarter of 2016, the Company made measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the TWC Transaction, including a decrease of $163 million to property, plant and equipment; a decrease of $240 million to customer relationships; an increase of $690 million to franchises; an increase to other operating net liabilities of $215 million; and a decrease of $4 million to deferred income taxes; resulting in a net decrease to goodwill of $76 million.  These adjustments were made primarily to reflect updated appraisal results.

The measurement period adjustment to intangibles resulted in a decrease of $20 million in amortization expense relating to the prior quarters that was recorded in the fourth quarter of 2016.  The measurement period adjustment to property, plant and equipment resulted in an increase of $12 million in depreciation expense relating to the second quarter that was recorded in the third quarter of 2016.  The Company may record additional measurement period adjustments in future periods.

Bright House Purchase Price

Charter Holdings common units issued to A/N (in millions)	31.0
Charter Class A common stock closing price per share	$224.91
Fair value of Charter Holdings common units issued to A/N	$6,971

Fair value of Charter Holdings convertible preferred units issued to A/N	3,163
Cash paid to A/N	2,022
Total purchase price	$12,156

Bright House Preliminary Allocation of Purchase Price

Current assets	$131
Property, plant and equipment	2,884
Customer relationships	2,150
Franchises	7,225
Goodwill	44
Other noncurrent assets	86
Accounts payable and accrued liabilities	(330)
Other long-term liabilities	(12)
Noncontrolling interests	(22)
$12,156

Since completion of the initial estimates in the second quarter of 2016, the Company made measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the Bright House Transaction, including a decrease of $382 million to property, plant and equipment; an increase of $110 million to customer relationships; an increase of $381 million to franchises; and a decrease of $1 million to current assets resulting in a decrease to goodwill of $108 million.  These adjustments were made primarily to reflect updated appraisal results.

The measurement period adjustment to intangibles resulted in an increase of $7 million in amortization expense relating to the prior quarters that was recorded in the fourth quarter of 2016.  The measurement period adjustment to property, plant and equipment in the third quarter had an inconsequential impact on depreciation expense recorded in the prior quarter. The Company may record additional measurement period adjustments in future periods.

Selected Pro Forma Financial Information

The following unaudited pro forma financial information of the Company is based on the historical consolidated financial statements of Legacy Charter, Legacy TWC and Legacy Bright House and is intended to provide information about how the Transactions and related financing may have affected the Company’s historical consolidated financial statements if they had closed as of January 1, 2015. The pro forma financial information below is based on available information and assumptions that the Company believes are reasonable. The pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what the Company’s financial condition or results of operations would have been had the transactions described above occurred on the date indicated. The pro forma financial information also should not be considered representative of the Company’s future financial condition or results of operations.

	Year Ended December 31,
	2016	2015
Revenues	$40,023	$37,394
Net income attributable to Charter shareholders	$1,070	$159
Earnings per common share attributable to Charter shareholders:
Basic	$3.97	$0.59
Diluted	$3.91	$0.58

3.     Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Charter and all entities in which Charter has a controlling interest.  The Company consolidates based upon evaluation of the Company’s power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance; its obligation to absorb the expected losses of the entity; and its right to receive the expected residual returns of the entity.  Charter controls and consolidates Charter Holdings.  The noncontrolling interest on the Company’s balance sheet primarily represents A/N’s minority equity interests in Charter Holdings.  See Note 11.  All significant inter-company accounts and transactions among consolidated entities have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  These investments are carried at cost, which approximates market value.  Cash and cash equivalents consist primarily of money market funds and commercial paper.

Restricted Cash and Cash Equivalents

Proceeds from the issuance of certain long-term debt were deposited into escrow accounts and were used for acquisition financing and were contractually restricted as to their withdrawal or use.  See Note 2.  The amounts held in escrow were classified as noncurrent restricted cash and cash equivalents in the Company’s consolidated balance sheets as of December 31, 2015.  The Company’s restricted cash and cash equivalents were primarily invested in money market funds and 90-day or less commercial paper.  The changes in restricted cash and cash equivalents are presented as an investing activity in the Company’s consolidated statements of cash flows.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost, including all material, labor and certain indirect costs associated with the construction of cable transmission and distribution facilities.  While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked on a composite basis by fixed asset category at the cable system level and not on a specific asset basis.  For assets that are sold or retired, the estimated historical cost and related accumulated depreciation is removed.  Costs associated with the initial placement of the customer drop to the dwelling and the initial placement of outlets within a dwelling along with the costs associated with the initial deployment of customer premise equipment necessary to provide video, Internet or voice services are capitalized.  Costs capitalized include materials, direct labor, and certain indirect costs.  Indirect costs are associated with the activities of the Company’s personnel who assist in installation activities and consist of compensation and other costs associated with these support functions.  Indirect costs primarily include employee benefits and payroll taxes, vehicle and occupancy costs, and the costs of sales and dispatch personnel associated with capitalizable activities.  The costs of disconnecting service and removing customer premise equipment from a dwelling and the costs to reconnect a customer drop or to redeploy previously installed customer premise equipment are charged to operating expensed as incurred.  Costs for repairs and maintenance are charged to operating expense as incurred, while plant and equipment replacement, including replacement of certain components, betterments, including replacement of cable drops and outlets, are capitalized.

Depreciation is recorded using the straight-line composite method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-20 years
Customer premise equipment and installations	3-8 years
Vehicles and equipment	3-6 years
Buildings and improvements	15-40 years
Furniture, fixtures and equipment	6-10 years

Asset Retirement Obligations

Certain of the Company’s franchise agreements and leases contain provisions requiring the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed.  The Company expects to continually renew its franchise agreements and therefore cannot reasonably estimate any liabilities associated with such agreements. A remote possibility exists that franchise agreements could be terminated unexpectedly, which could result in the Company incurring significant expense in complying with restoration or removal provisions. The Company does not have any significant liabilities related to asset retirements recorded in its consolidated financial statements.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets (e.g., property, plant and equipment and finite-lived intangible assets) to be held and used when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes in circumstances could include such factors as impairment of the Company’s indefinite life assets, changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or a deterioration of operating results.  If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value.  While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations of asset recoverability.  No impairments of long-lived assets to be held and used were recorded in 2016, 2015 and 2014.

Other Noncurrent Assets

Other noncurrent assets primarily include investments, trademarks, right-of-entry costs and other intangible assets.  The Company accounts for its investments in less than majority owned investees under either the equity or cost method. The Company applies the equity method to investments when it has the ability to exercise significant influence over the operating and financial policies of the investee. The Company’s share of the investee’s earnings (losses) is included in other expense, net in the consolidated statements of operations. The Company monitors its investments for indicators that a decrease in investment value has occurred that is other than temporary. If it has been determined that an investment has sustained an other than temporary decline in value, the investment is written down to fair value with a charge to earnings. Investments acquired are measured at fair value utilizing the acquisition method of accounting. The difference between the fair value and the amount of underlying equity in net assets for most equity method investments is due to previously unrecognized intangible assets at the investee.  These amounts are amortized as a component of equity earnings (losses), recorded within other expense, net over the estimated useful life of the asset.  Trademarks have been determined to have an indefinite life and are tested annually for impairment.  Right-of-entry costs represent costs incurred related to agreements entered into with landlords, real estate companies or owners to gain access to a building in order to provide cable service.  Right-of-entry costs are generally deferred and amortized to amortization expense over the term of the agreement.

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

Fees imposed on the Company by various governmental authorities are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities.  Fees of $711 million, $255 million and $248 million for the years ended December 31, 2016, 2015 and 2014, respectively, are reported in video, voice and commercial revenues, on a gross basis with a corresponding operating expense because the Company is acting as a principal.  Other taxes, such as sales taxes imposed on the Company’s customers, collected and remitted to state and local authorities, are recorded on a net basis because the Company is acting as an agent in such situation.

The Company’s revenues by product line are as follows:

	Year Ended December 31,
	2016	2015	2014
Video	$11,967	$4,587	$4,443
Internet	9,272	3,003	2,576
Voice	2,005	539	575
Residential revenue	23,244	8,129	7,594

Small and medium business	2,480	764	676
Enterprise	1,429	363	317
Commercial revenue	3,909	1,127	993

Advertising sales	1,235	309	341
Other	615	189	180
	$29,003	$9,754	$9,108

Programming Costs

The Company has various contracts to obtain video programming from vendors whose compensation is typically based on a flat fee per customer.  The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition.  Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers.  Certain programming contracts contain incentives to be paid by the programmers.  The Company receives these payments and recognizes the incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense.  Programming costs included in the statements of operations were $7.0 billion, $2.7 billion and $2.5 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

Advertising Costs

Advertising costs associated with marketing the Company’s products and services are generally expensed as costs are incurred.

Multiple-Element Transactions

In the normal course of business, the Company enters into multiple-element transactions where it is simultaneously both a customer and a vendor with the same counterparty or in which it purchases multiple products and/or services, or settles outstanding items contemporaneous with the purchase of a product or service from a single counterparty.  Transactions, although negotiated contemporaneously, may be documented in one or more contracts.  The Company’s policy for accounting for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the products or services sold.  In determining the fair value of the respective elements, the Company refers to quoted market prices (where available), historical transactions or comparable cash transactions.  Cash consideration received from a vendor is recorded as a reduction in the price of the vendor’s product unless (i) the consideration is for the reimbursement of a specific, incremental, identifiable cost incurred, in which case the cash consideration received would be recorded as a reduction in such cost (e.g., marketing costs), or (ii) an identifiable benefit in exchange for the consideration is provided, in which case revenue would be recognized for this element.

Stock-Based Compensation

Restricted stock, restricted stock units, stock options as well as equity awards with market conditions are measured at the grant date fair value and amortized to stock compensation expense over the requisite service period.  The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model and the fair value of  equity awards with market conditions is estimated on the date of grant using Monte Carlo simulations.  The grant date weighted average assumptions used during the years ended December 31, 2016, 2015 and 2014, respectively, were: risk-free interest rate of 1.7%, 1.5% and 2.0%; expected volatility of 25.4%, 34.7% and 36.9%; and expected lives of 1.3 years, 6.5 years and 6.5 years.  Weighted average assumptions for 2016 include the assumptions used for the Converted TWC Awards.  Volatility assumptions were based on historical volatility of Legacy Charter and Legacy TWC.  The Company’s volatility assumptions represent management’s best estimate and were partially based on historical volatility of Legacy TWC due to the completion of the Transactions.   Expected lives were estimated using historical exercise data.  The valuations assume no dividends are paid.

Pension Plans

The Company sponsors the TWC Pension Plan, TWC Union Pension Plan and TWC Excess Pension Plan (as defined in Note 21).  Pension benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period.  Actuarial gains or losses are changes in the amount of either the benefit obligation or the fair value of plan assets resulting from experience different from that assumed or from changes in assumptions.  The Company has elected to follow a mark-to-market pension accounting policy for recording the actuarial gains or losses annually during the fourth quarter, or earlier if a remeasurement event occurs during an interim period.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing loss carryforwards.  Since substantially all the Company’s operations are held through its partnership interest in Charter Holdings, the primary deferred tax component recorded in the consolidated balance sheet relates to the excess financial reporting outside basis, excluding amounts attributable to nondeductible goodwill, over Charter’s tax basis in its investment in the partnership.  Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized.  The impact on deferred taxes of changes in tax rates and tax law, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.  In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. There is considerable judgment involved in making such a determination.  Interest and penalties are recognized on uncertain income tax positions as part of the income tax provision.  See Note 17.

Segments

The Company’s operations are managed and reported to its Chief Executive Officer (“CEO”), the Company’s chief operating decision maker, on a consolidated basis.  The CEO assesses performance and allocates resources based on the consolidated results of operations.  Under this organizational and reporting structure, the Company has one reportable segment, cable services.

4.     Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of period	$21	$22	$19
Charged to expense	328	135	122
Uncollected balances written off, net of recoveries	(225)	(136)	(119)
Balance, end of period	$124	$21	$22

5.     Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Cable distribution systems	$23,317	$8,158
Customer premise equipment and installations	12,867	4,632
Vehicles and equipment	1,212	384
Buildings and improvements	3,426	570
Furniture, fixtures and equipment	3,244	1,119
	44,066	14,863
Less: accumulated depreciation	(11,103)	(6,518)
	$32,963	$8,345

The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future.  A significant change in assumptions about the extent or timing of future asset retirements, or in the Company’s use of new technology and upgrade programs, could materially affect future depreciation expense.

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $5.0 billion, $1.9 billion, and $1.8 billion, respectively. Property, plant and equipment increased by $24.3 billion as a result of the Transactions. See Note 2.

6.     Franchises, Goodwill and Other Intangible Assets

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

Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life.  The Company has concluded that all of its franchises, including those acquired as part of the Transactions, qualify for indefinite life treatment given that there are no legal, regulatory, contractual, competitive, economic or other factors which limit the period over which these rights will contribute to our cash flows. We reassess this determination periodically or whenever events or substantive changes in circumstances occur.

The estimated fair value of franchises is determined utilizing an income approach model based on the present value of the estimated discrete future cash flows attributable to each of the intangible assets identified assuming a discount rate.  The fair value of franchises is determined based on estimated discrete discounted future cash flows using assumptions consistent with internal forecasts.  The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained.  The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchises.

This approach makes use of unobservable factors such as projected revenues, expenses, capital expenditures, customer trends, and a discount rate applied to the estimated cash flows. The determination of the franchise discount rate is derived from the Company’s weighted average cost of capital, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.  The Company estimates discounted future cash flows using reasonable and appropriate assumptions including among others, penetration rates for video, Internet, and voice; revenue growth rates; operating margins; and capital expenditures.  The assumptions are based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry.  The estimates and assumptions made in the Company’s valuations are inherently subject to significant uncertainties, many of which are beyond its control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures, actual customer trends and the discount rate utilized.

All franchises are tested for impairment annually or more frequently as warranted by events or changes in circumstances.  Franchise assets are aggregated into essentially inseparable units of accounting to conduct valuations.  The units of accounting generally represent geographical clustering of our cable systems into groups.  The Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset has been impaired.  If, after this optional qualitative assessment, the Company determines that it is not more likely than not that an indefinite lived intangible asset has been impaired, then no further quantitative testing is necessary.  In completing the qualitative impairment testing, the Company evaluates a multitude of factors that affect the fair value of our franchise assets. Examples of such factors include environmental and competitive changes within our operating footprint, actual and projected operating performance, the consistency of our operating margins, equity and debt market trends, including changes in our market capitalization, and changes in our regulatory and political landscape, among other factors.  After consideration of the qualitative factors, in 2016 the Company concluded that it is more likely than not that the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and therefore did not perform a quantitative analysis.  Periodically, the Company will elect to perform a quantitative analysis for impairment testing. If the Company elects or is required to perform a quantitative analysis to test its franchise assets for impairment, the methodology described above is utilized.

The fair value of goodwill is determined using both an income approach and market approach.  The Company’s income approach model used for its goodwill valuation is consistent with that used for its franchise valuation noted above except that cash flows from the entire business enterprise are used for the goodwill valuation.  The Company’s market approach model estimates the fair value of the reporting unit based on market prices in actual precedent transactions of similar businesses and market valuations of guideline public companies.  Goodwill is tested for impairment as of November 30 of each year, or more frequently as warranted by events or changes in circumstances.  Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value.  If, after this qualitative assessment, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary.  If the Company elects or is required to perform the two-step test under the accounting guidance, the first step involves a comparison of the estimated fair value of the reporting unit to its carrying amount.  If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any.  As with the Company’s franchise impairment testing, in 2016 the Company elected to perform a qualitative goodwill impairment assessment and concluded that goodwill is not impaired.

Customer relationships are recorded at fair value as of the date acquired less accumulated amortization.  Customer relationships, for valuation purposes, represent the value of the business relationship with existing customers, and are calculated by projecting the discrete future after-tax cash flows from these customers, including the right to deploy and market additional services to these customers.  The present value of these after-tax cash flows yields the fair value of the customer relationships.  The use of different valuation assumptions or definitions of franchises or customer relationships, such as our inclusion of the value of selling additional services to our current customers within customer relationships versus franchises, could significantly impact our valuations and any resulting impairment.  Customer relationships are amortized on an accelerated sum of years’ digits method over useful lives of 8-15 years based on the period over which current customers are expected to generate cash flows.  The Company periodically evaluates the remaining useful lives of its customer relationships to determine whether events or circumstances warrant revision to the remaining periods of amortization.  Customer relationships are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.  Customer relationships are deemed impaired when the carrying value exceeds the projected undiscounted future cash flows associated with the customer relationships. No impairment of customer relationships was recorded in the years ended December 31, 2016, 2015 or 2014.

The fair value of trademarks is determined using the relief-from-royalty method, a variation of the income approach, which applies a fair royalty rate to estimated revenue derived under the Company’s trademarks.  The fair value of the intangible is estimated to be the present value of the royalty saved because the Company owns the trademarks.  Royalty rates are estimated based on a review of market royalty rates in the communications and entertainment industries.   As the Company expects to continue to use each trademark indefinitely, trademarks have been assigned an indefinite life and are tested annually for impairment using either a qualitative analysis or quantitative analysis as elected by management. As with the Company’s franchise impairment testing, in 2016 the Company elected to perform a qualitative trademark impairment assessment and concluded that trademarks are not impaired.

As of December 31, 2016 and 2015, indefinite-lived and finite-lived intangible assets are presented in the following table:

	December 31,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises	$67,316	$—	$67,316	$6,006	$—	$6,006
Goodwill	29,509	—	29,509	1,168	—	1,168
Trademarks	159	—	159	159	—	159
Other intangible assets	4	—	4	4	—	4
	$96,988	$—	$96,988	$7,337	$—	$7,337

Finite-lived intangible assets:
Customer relationships	$18,226	$(3,618)	$14,608	$2,616	$(1,760)	$856
Other intangible assets	615	(128)	487	173	(82)	91
	$18,841	$(3,746)	$15,095	$2,789	$(1,842)	$947

Other intangible assets consist primarily of right-of-entry costs.  Amortization expense related to customer relationships and other intangible assets for the years ended December 31, 2016, 2015 and 2014 was $1.9 billion, $271 million and $299 million, respectively. Franchises, goodwill and customer relationships increased by $61.3 billion, $28.3 billion and $15.6 billion, respectively, as a result of the Transactions. See Note 2.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

2017	$2,743
2018	2,461
2019	2,178
2020	1,886
2021	1,602
Thereafter	4,225
$15,095

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

7.     Investments

In connection with the Transactions, the Company acquired approximately $508 million of Legacy TWC and Legacy Bright House equity-method and cost-method investments, which were adjusted to fair value as a result of applying acquisition accounting.  The equity-method investments acquired include Sterling Entertainment Enterprises, LLC (“Sterling” - d/b/a SportsNet New York - 26.8% owned), MLB Network, LLC (“MLB Network” - 6.4% owned), iN Demand L.L.C. (“iN Demand” - 39.8% owned) and National Cable Communications LLC (“NCC” - 20.0% owned), among other less significant equity-method and cost-method investments.  Sterling and MLB Network are primarily engaged in the development of sports programming services.  iN Demand provides programming on a video on demand, pay-per-view and subscription basis.  NCC represents multi-video program distributors to advertisers.

Investments consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Equity-method investments	519	53
Other investments	11	2
Total investments	$530	$55

The Company's equity-method investments balance as of December 31, 2016 reflected in the table above includes differences between the acquisition date fair value of certain investments acquired in the Transactions and the underlying equity in the net assets of the investee, referred to as a basis difference.  As discussed in Note 2, this basis difference is amortized as a component of equity earnings.  The remaining unamortized basis difference is $436 million as of December 31, 2016.

The Company applies the equity method of accounting to these and other less significant equity-method investments, all of which are recorded in other noncurrent assets in the consolidated balance sheets as of December 31, 2016 and 2015.  For the years ended December 31, 2016 and 2015, net losses from equity-method investments were $14 million and $7 million, respectively, which were recorded in other expense, net in the consolidated statements of operations.

8.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Accounts payable – trade	$454	$134
Deferred revenue	352	96
Accrued liabilities:
Programming costs	1,783	451
Compensation	1,111	191
Capital expenditures	1,107	296
Interest	958	445
Taxes and regulatory fees	538	128
Property and casualty	394	74
Other	847	157
	$7,544	$1,972

9.     Long-Term Debt

Long-term debt consists of the following as of December 31, 2016 and 2015:

	December 31,
	2016		2015
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCOH Safari, LLC:
5.750% senior notes due February 15, 2026	$—	$—	$2,500	$2,499
CCO Safari II, LLC:
3.579% senior notes due July 23, 2020	—	—	2,000	1,999
4.464% senior notes due July 23, 2022	—	—	3,000	2,998
4.908% senior notes due July 23, 2025	—	—	4,500	4,497
6.384% senior notes due October 23, 2035	—	—	2,000	1,999
6.484% senior notes due October 23, 2045	—	—	3,500	3,498
6.834% senior notes due October 23, 2055	—	—	500	500
CCO Safari III, LLC:
Credit facilities	—	—	3,800	3,788
CCO Holdings, LLC:
7.000% senior notes due January 15, 2019	—	—	600	594
7.375% senior notes due June 1, 2020	—	—	750	744
5.250% senior notes due March 15, 2021	500	496	500	496
6.500% senior notes due April 30, 2021	—	—	1,500	1,487
6.625% senior notes due January 31, 2022	750	741	750	740
5.250% senior notes due September 30, 2022	1,250	1,232	1,250	1,229
5.125% senior notes due February 15, 2023	1,000	992	1,000	990
5.125% senior notes due May 1, 2023	1,150	1,141	1,150	1,140
5.750% senior notes due September 1, 2023	500	496	500	495
5.750% senior notes due January 15, 2024	1,000	991	1,000	990
5.875% senior notes due April 1, 2024	1,700	1,685	—	—
5.375% senior notes due May 1, 2025	750	744	750	744
5.750% senior notes due February 15, 2026	2,500	2,460	—	—
5.500% senior notes due May 1, 2026	1,500	1,487	—	—
5.875% senior notes due May 1, 2027	800	794	800	794
Charter Communications Operating, LLC:
3.579% senior notes due July 23, 2020	2,000	1,983	—	—
4.464% senior notes due July 23, 2022	3,000	2,973	—	—
4.908% senior notes due July 23, 2025	4,500	4,458	—	—
6.384% senior notes due October 23, 2035	2,000	1,980	—	—
6.484% senior notes due October 23, 2045	3,500	3,466	—	—
6.834% senior notes due October 23, 2055	500	495	—	—
Credit facilities	8,916	8,814	3,552	3,502
Time Warner Cable, LLC:
5.850% senior notes due May 1, 2017	2,000	2,028	—	—
6.750% senior notes due July 1, 2018	2,000	2,135	—	—
8.750% senior notes due February 14, 2019	1,250	1,412	—	—
8.250% senior notes due April 1, 2019	2,000	2,264	—	—
5.000% senior notes due February 1, 2020	1,500	1,615	—	—
4.125% senior notes due February 15, 2021	700	739	—	—
4.000% senior notes due September 1, 2021	1,000	1,056	—	—
5.750% sterling senior notes due June 2, 2031 (a)	770	834	—	—
6.550% senior debentures due May 1, 2037	1,500	1,691	—	—
7.300% senior debentures due July 1, 2038	1,500	1,795	—	—
6.750% senior debentures due June 15, 2039	1,500	1,730	—	—
5.875% senior debentures due November 15, 2040	1,200	1,259	—	—
5.500% senior debentures due September 1, 2041	1,250	1,258	—	—
5.250% sterling senior notes due July 15, 2042 (b)	800	771	—	—
4.500% senior debentures due September 15, 2042	1,250	1,135	—	—
Time Warner Cable Enterprises LLC:
8.375% senior debentures due March 15, 2023	1,000	1,273	—	—
8.375% senior debentures due July 15, 2033	1,000	1,324	—	—
Total debt	60,036	61,747	35,902	35,723
Less current portion:
5.850% senior notes due May 1, 2017	(2,000)	(2,028)	—	—
Long-term debt	$58,036	$59,719	$35,902	$35,723

(a)	Principal amount includes £625 million valued at $770 million as of December 31, 2016 using the exchange rate at that date.

(b)	Principal amount includes £650 million valued at $800 million as of December 31, 2016 using the exchange rate at that date.

The accreted values presented in the table above represent the principal amount of the debt less the original issue discount at the time of sale, deferred financing costs, and, (i) in regards to the Legacy TWC debt assumed, a fair value premium adjustment as a result of applying acquisition accounting plus/minus the accretion of those amounts to the balance sheet date and (ii) in regards to the fixed-rate British pound sterling denominated notes (the “Sterling Notes”), a remeasurement of the principal amount of the debt and any premium or discount into US dollars as of the balance sheet date.  See Note 12.  However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt.  The Company has availability under the Charter Operating credit facilities of approximately $2.8 billion as of December 31, 2016.

In December 2016, Charter Operating entered into an amendment to its Credit Agreement decreasing the applicable LIBOR margin on the term loan A, term loan H, term loan I and revolver to 1.75%, 2.00%, 2.25% and 1.75%, respectively, eliminating the LIBOR floor on the term loan H and term loan I and extending the maturity of term loan H to 2022 and term loan I to 2024. The Company recorded a loss on extinguishment of debt of $1 million for the year ended December 31, 2016 related to these transactions.

In February 2016, CCO Holdings and CCO Holdings Capital jointly issued $1.7 billion aggregate principal amount of 5.875% senior notes due 2024 (the “2024 Notes”) and, in April 2016, they issued $1.5 billion aggregate principal amount of 5.500% senior notes due 2026 (the “2026 Notes”) at a price of 100.075% of the aggregate principal amount.  The net proceeds from both issuances were used to repurchase all of CCO Holdings’ 7.000% senior notes due 2019, 7.375% senior notes due 2020 and 6.500% senior notes due 2021 and to pay related fees and expenses and for general corporate purposes.  These debt repurchases resulted in a loss on extinguishment of debt of $110 million for the year ended December 31, 2016.

In April 2015, CCO Holdings and CCO Holdings Capital closed on transactions in which they issued $1.15 billion aggregate principal amount of 5.125% senior unsecured notes due 2023 (the “2023 Notes”), $750 million aggregate principal amount of 5.375% senior unsecured notes due 2025 (the “2025 Notes”) and $800 million aggregate principal amount of 5.875% senior unsecured notes due 2027 (the “2027 Notes”). The net proceeds from the issuance of the 2023 Notes and 2025 Notes were used to finance tender offers and a subsequent call in which $1.0 billion aggregate principal amount of CCO Holdings’ outstanding 7.250% senior notes due 2017 and $700 million aggregate principal amount of CCO Holdings’ outstanding 8.125% senior notes due 2020 were repurchased, as well as for general corporate purposes.  The net proceeds from the issuance of the 2027 Notes were used to call $800 million of the $1.4 billion aggregate principal amount of CCO Holdings’ outstanding 7.000% senior notes due 2019.  These debt repurchases resulted in a loss on extinguishment of debt of $123 million for the year ended December 31, 2015.

The Company also recorded a loss on extinguishment of debt of approximately $5 million for the year ended December 31, 2015 as a result of the repayment of debt upon termination of the proposed transactions with Comcast Corporation (“Comcast”).

CCO Holdings Notes

The CCO Holdings notes are senior debt obligations of CCO Holdings and CCO Holdings Capital and rank equally with all other current and future unsecured, unsubordinated obligations of CCO Holdings and CCO Holdings Capital.  They are structurally subordinated to all obligations of subsidiaries of CCO Holdings.

CCO Holdings may redeem some or all of the CCO Holdings notes at any time at a premium.  The optional redemption price declines to 100% of the respective series’ principal amount, plus accrued and unpaid interest, if any, on or after varying dates in 2017 through 2024.

In addition, at any time prior to varying dates in 2017 through 2021, CCO Holdings may redeem up to 35% (40% in regards to certain notes issued in 2015 and 2016) of the aggregate principal amount of the notes at a premium plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings (as defined in the indenture); provided that certain conditions are met.  In the event of specified change of control events, CCO Holdings must offer to purchase the outstanding CCO Holdings notes from the holders at a purchase price equal to 101% of the total principal amount of the notes, plus any accrued and unpaid interest.

High-Yield Restrictive Covenants; Limitation on Indebtedness.

The indentures governing the CCO Holdings notes contain certain covenants that restrict the ability of CCO Holdings, CCO Holdings Capital and all of their restricted subsidiaries to:

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

The above limitations in certain circumstances regarding incurrence of debt, payment of dividends and making investments contained in the indentures of CCO Holdings permit CCO Holdings and its restricted subsidiaries to perform the above, so long as, after giving pro forma effect to the above, the leverage ratio would be below a specified level for the issuer.  The leverage ratio under the indentures is 6.0 to 1.0.

Charter Operating Notes

The Charter Operating notes are guaranteed by CCO Holdings, TWC, LLC (as defined below), TWCE (as defined below) and substantially all of the operating subsidiaries of Charter Operating (collectively, the “Subsidiary Guarantors”).  In addition, the Charter Operating notes are secured by a perfected first priority security interest in substantially all of the assets of Charter Operating to the extent such liens can be perfected under the Uniform Commercial Code by the filing of a financing statement and the liens rank equally with the liens on the collateral securing obligations under the Charter Operating credit facilities.  Charter Operating may redeem some or all of the Charter Operating notes at any time at a premium.

The Charter Operating notes are subject to the terms and conditions of the indenture governing the Charter Operating notes.  The Charter Operating notes contain customary representations and warranties and affirmative covenants with limited negative covenants.  The Charter Operating indenture also contains customary events of default.

Charter Operating Credit Facilities

The Charter Operating credit facilities have an outstanding principal amount of $8.9 billion at December 31, 2016 as follows:

•

term loan A with a remaining principal amount of $2.5 billion, which is repayable in quarterly installments and aggregating $132 million in 2017 and 2018, $231 million in 2019 and $264 million in 2020, with the remaining balance due at final maturity on May 18, 2021.  Pricing on term loan A is LIBOR plus 1.75%;

•

term loan E with a remaining principal amount of approximately $1.4 billion, which is repayable in equal quarterly installments and aggregating $15 million in each loan year, with the remaining balance due at final maturity on July 1, 2020.  Pricing on term loan E is LIBOR plus 2.25% with a LIBOR floor of 0.75% (see Note 25 for amendments to the Charter Operating credit facilities completed in 2017);

•

term loan F with a remaining principal amount of approximately $1.2 billion, which is repayable in equal quarterly installments and aggregating $12 million in each loan year, with the remaining balance due at final maturity on January 3, 2021.  Pricing on term loan F is LIBOR plus 2.25% with a LIBOR floor of 0.75% (see Note 25 for amendments to the Charter Operating credit facilities completed in 2017);

•

term loan H with a remaining principal amount of approximately $993 million, which is repayable in equal quarterly installments and aggregating $10 million in each loan year, with the remaining balance due at final maturity on January 15, 2022.  Pricing on term loan H is LIBOR plus 2.00%;

•

term loan I with a remaining principal amount of approximately $2.8 billion, which is repayable in equal quarterly installments and aggregating $28 million in each loan year, with the remaining balance due at final maturity on January 15, 2024.  Pricing on term loan I is LIBOR plus 2.25%; and

•

revolving loan allowing for borrowings of up to $3.0 billion, maturing on May 18, 2021.  Pricing on the revolving loan is LIBOR plus 1.75% with a commitment fee of 0.30%.  As of December 31, 2016, $220 million of the revolving loan was utilized to collateralize a like principal amount of letters of credit out of $278 million of letters of credit issued on the Company’s behalf.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR (0.77% and 0.42% as of December 31, 2016 and December 31, 2015, respectively), as defined, plus an applicable margin.

The Charter Operating credit facilities also allow us to enter into incremental term loans in the future, with amortization as set forth in the notices establishing such term loans.  Although the Charter Operating credit facilities allow for the incurrence of a certain amount of incremental term loans subject to pro forma compliance with its financial maintenance covenants, no assurance can be given that the Company could obtain additional incremental term loans in the future if Charter Operating sought to do so or what amount of incremental term loans would be allowable at any given time under the terms of the Charter Operating credit facilities.

The obligations of Charter Operating under the Charter Operating credit facilities are guaranteed by the Subsidiary Guarantors.  The obligations are also secured by (i)a lien on substantially all of the assets of Charter Operating and the Subsidiary Guarantors, to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii)a pledge by CCO Holdings of the equity interests owned by it in any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

Restrictive Covenants

The Charter Operating credit facilities contain representations and warranties, and affirmative and negative covenants customary for financings of this type. The financial covenants measure performance against standards set for leverage to be tested as of the end of each quarter.  The Charter Operating credit facilities contain provisions requiring mandatory loan prepayments under specific circumstances, including in connection with certain sales of assets, so long as the proceeds have not been reinvested in the business. Additionally, the Charter Operating credit facilities provisions contain an allowance for restricted payments so long as the consolidated leverage ratio is no greater than 3.5 after giving pro forma effect to such restricted payment. The Charter Operating credit facilities permit Charter Operating and its subsidiaries to make distributions to pay interest on the currently outstanding subordinated and parent company indebtedness, provided that, among other things, no default has occurred and is continuing under the Charter Operating credit facilities. The Charter Operating credit facilities also contain customary events of default.

Assumed Legacy TWC Indebtedness

The Company assumed approximately $22.4 billion in aggregate principal amount of Time Warner Cable, LLC (successor to Legacy TWC outstanding debt obligations, “TWC, LLC”) senior notes and debentures and Time Warner Cable Enterprises LLC (“TWCE”) senior debentures with varying maturities.  The Company applied acquisition accounting to Legacy TWC, and as a result, the debt assumed was adjusted to fair value using quoted market values as of the closing date.  This fair value adjustment resulted in recognition of a net debt premium of approximately $2.4 billion.

TWC, LLC Senior Notes and Debentures

The TWC, LLC senior notes and debentures are guaranteed by CCO Holdings, Charter Operating, TWCE and the Subsidiary Guarantors and rank equally with the liens on the collateral securing obligations under the Charter Operating notes and credit facilities.  Interest on each series of TWC, LLC senior notes and debentures is payable semi-annually (with the exception of the Sterling Notes, which is payable annually) in arrears.

The TWC, LLC indenture contains customary covenants relating to restrictions on the ability of TWC, LLC or any material subsidiary to create liens and on the ability of TWC, LLC and TWCE to consolidate, merge or convey or transfer substantially all of their assets. The TWC, LLC indenture also contains customary events of default.

The TWC, LLC senior notes and debentures may be redeemed in whole or in part at any time at TWC, LLC’s option at a redemption price equal to the greater of (i)all of the applicable principal amount being redeemed and (ii)the sum of the present values of the remaining scheduled payments on the applicable TWC, LLC senior notes and debentures discounted to the redemption date on a semi-annual basis (with the exception of the Sterling Notes, which are on an annual basis), at a comparable government bond rate plus a designated number of basis points as further described in the indenture and the applicable note or debenture, plus, in each case, accrued but unpaid interest to, but not including, the redemption date.

The Company may offer to redeem all, but not less than all, of the Sterling Notes in the event of certain changes in the tax laws of the U.S. (or any taxing authority in the U.S.). This redemption would be at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest on the Sterling Notes to, but not including, the redemption date.

TWCE Senior Debentures

The TWCE senior debentures are guaranteed by CCO Holdings, Charter Operating, TWC, LLC and the Subsidiary Guarantors and rank equally with the liens on the collateral securing obligations under the Charter Operating notes and credit facilities.  Interest on each series of TWCE senior debentures is payable semi-annually in arrears. The TWCE senior debentures are not redeemable before maturity.

The TWCE indenture contains customary covenants relating to restrictions on the ability of TWCE or any material subsidiary to create liens and on the ability of TWC, LLC and TWCE to consolidate, merge or convey or transfer substantially all of their assets. The TWCE indenture also contains customary events of default.

Limitations on Distributions

Distributions by the Company’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under the indentures and credit facilities discussed above, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  As of December 31, 2016, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on December 31, 2016 financial results.  Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test.  There can be no assurance that they will satisfy these tests at the time of the contemplated distribution.  Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

However, without regard to leverage, during any calendar year or any portion thereof during which the borrower is a flow-through entity for tax purposes, and so long as no event of default exists, the borrower may make distributions to the equity interests of the borrower in an amount sufficient to make permitted tax payments.

In addition to the limitation on distributions under the various indentures, distributions by the Company’s subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which the Company’s subsidiaries may make distributions if they have “surplus” as defined in the act.

Liquidity and Future Principal Payments

The Company continues to have significant amounts of debt, and its business requires significant cash to fund principal and interest payments on its debt, capital expenditures and ongoing operations.  As set forth below, the Company has significant future principal payments.  The Company continues to monitor the capital markets, and it expects to undertake refinancing transactions and utilize free cash flow and cash on hand to further extend or reduce the maturities of its principal obligations.  The timing and terms of any refinancing transactions will be subject to market conditions.

Based upon outstanding indebtedness as of December 31, 2016, the amortization of term loans, and the maturity dates for all senior and subordinated notes, total future principal payments on the total borrowings under all debt agreements as of December 31, 2016, are as follows:

Year	Amount
2017	$2,197
2018	2,197
2019	3,546
2020	5,216
2021	5,128
Thereafter	41,752
$60,036

10.     Common Stock

Charter’s Class A common stock and Class B common stock are identical except with respect to certain voting, transfer and conversion rights.  Holders of Class A common stock are entitled to one vote per share. Charter’s Class B common stock represents the share issued to A/N in connection with the Bright House Transaction.  One share of Charter’s Class B common stock has a number of votes reflecting the voting power of the Charter Holdings common units and Charter Holdings convertible preferred units held by A/N as of the applicable record date on an if-converted, if-exchanged basis, and is generally intended to reflect A/N’s economic interests in Charter Holdings.

The following table summarizes our shares outstanding for the three years ended December 31, 2016:

	Class A Common Stock	Class B Common Stock
BALANCE, December 31, 2013	106,144,075	—
Exercise of stock options	640,342	—
Restricted stock issuances, net of cancellations	9,090	—
Stock issuances from exercise of warrants	5,243,167	—
Restricted stock unit vesting	104,270	—
Purchase of treasury stock	(141,257)	—
BALANCE, December 31, 2014	111,999,687	—

Exercise of stock options	579,173	—
Restricted stock issuances, net of cancellations	6,920	—
Restricted stock unit vesting	98,831	—
Purchase of treasury stock	(245,783)	—
BALANCE, December 31, 2015	112,438,828	—

Reorganization of common stock	(10,771,404)	—
Issuance of shares in TWC Transaction	143,012,155	—
Issuance of shares to Liberty Broadband for cash	25,631,339	—
Issuance of share to A/N in Bright House Transaction	—	1
Exchange of Charter Holdings units held by A/N	1,852,832	—
Exercise of stock options	1,014,664	—
Restricted stock issuances, net of cancellations	9,811	—
Restricted stock unit vesting	1,738,792	—
Purchase of treasury stock	(6,029,225)	—
BALANCE, December 31, 2016	268,897,792	1

The shares outstanding balances shown above as of and prior to December 31, 2015 represent historical shares outstanding of Legacy Charter before applying the Parent Merger Exchange Ratio.  The 10.8 million shares associated with the reorganization of Charter Class A common stock represents the reduction to Legacy Charter Class A common shares outstanding as of the acquisition date as a result of applying the Parent Merger Exchange Ratio.  See Note 2.

In December 2016, A/N exchanged 1.9 million Charter Holdings common units for Charter Class A common stock.  See Note 11.

Share Repurchases

In 2016, the Company purchased approximately 5.1 million shares of Charter Class A common stock for approximately $1.3 billion pursuant to authorizations by Charter’s board of directors of $3 billion.  Accordingly, as of December 31, 2016 and provided Charter’s leverage ratio remains at 4 to 4.5 times and Charter Operating’s leverage remains below 3.5 times, management has authority to cause the Company to purchase an additional $1.7 billion of Charter’s Class A common stock without taking into account shares or units that may be purchased from A/N.  Effective November 1, 2016, Charter's board of directors granted authority for a new $750 million of Class A common stock buybacks under the rolling six-month authority without taking into account any Class A common stock purchased prior to November 1.  As a result, a portion of the $1.7 billion of authority is under the authority of management to approve up to $750 million for Class A common stock buybacks in any six-month period.

During the years ended December 31, 2016, 2015 and 2014, the Company withheld 908,066, 177,696 and 127,725 shares, respectively, of its common stock in payment of $216 million, $38 million and $19 million, respectively, of tax withholdings owed by employees upon vesting of restricted shares and stock options.  During the years ended December 31, 2016 and 2015, Company also withheld 50,503 shares and 44,541 shares, respectively, of its Class A common stock representing the exercise costs owed by employees upon exercise of stock options.

In December 31, 2016 and 2015, Charter’s board of directors approved the retirement of the then currently outstanding treasury stock and those shares were retired as of December 31, 2016 and 2015.

The Company accounted for treasury stock using the cost method and the treasury shares upon repurchase were reflected on the Company’s consolidated balance sheets as a component of total shareholders’ equity.  Upon retirement, these treasury shares are allocated between additional paid-in capital and accumulated deficit based on the cost of original issue included in additional paid-in capital.

In 2014, the Company issued approximately 5.2 million shares of Charter Class A common stock as a result of exercises by holders who received warrants pursuant to the Joint Plan of Reorganization upon the Company’s emergence from bankruptcy in 2009.   The exercises resulted in proceeds to the Company of approximately $90 million.  As of December 31, 2016 and 2015, there were no warrants outstanding.

11.    Noncontrolling Interests

Noncontrolling interests represents consolidated subsidiaries of which the Company owns less than 100%.  The Company is a holding company whose principal asset is a controlling equity interest in Charter Holdings, the indirect owner of the Company’s cable systems.  Noncontrolling interests on the Company’s balance sheet primarily includes A/N’s equity interests in Charter Holdings, which is comprised of a common ownership interest and a convertible preferred ownership interest.

In connection with the closing of the Bright House Transaction, Charter Holdings issued approximately 31.0 million common units to A/N, which are exchangeable at any time into either Charter Class A common stock on a one-for-one basis, or, at Charter’s option, cash, based on the then current market price of Charter Class A common stock. Net income (loss) of Charter Holdings attributable to A/N’s common noncontrolling interest for financial reporting purposes is based on the weighted average effective common ownership interest of approximately 10% which was $129 million for the year ended December 31, 2016.  Charter Holdings distributed $3 million to A/N as a pro rata tax distribution on its common units during the year ended December 31, 2016.  Charter Holdings also issued approximately 25 million convertible preferred units to A/N with a face amount of $2.5 billion that pay a 6% annual preferred dividend.  The 6% annual preferred dividend is paid quarterly in cash, if and when declared, provided that, if dividends are suspended at any time, the dividends will accrue until they are paid.  Net income (loss) of Charter Holdings attributable to the preferred noncontrolling interest for financial reporting purposes is based on the preferred dividend which was $93 million for the year ended December 31, 2016.  Each convertible preferred unit is convertible into either 0.37334 of a Charter Holdings common unit (if then held by A/N) or 0.37334 of a share of Charter Class A common stock (if then held by a third party), representing a conversion price of $267.85 per unit, based on a conversion feature as defined in the Limited Liability Company Agreement of Charter Holdings.  After May 18, 2021, Charter may redeem the convertible preferred units if the price of Charter Class A common stock exceeds 130% of the conversion price. These Charter Holdings common and convertible preferred units held by A/N are recorded in noncontrolling interests as permanent equity in the consolidated balance sheet.

The common units and convertible preferred units issued to A/N as consideration for the Bright House Transaction were initially measured at their fair value of $7.0 billion and $3.2 billion, respectively, in accordance with acquisition accounting. However, upon formation of Charter Holdings and subsequent to the acquisition, the carrying amounts of the controlling and noncontrolling interests were adjusted to reflect the relative effective common ownership interest in Charter Holdings. This resulted in an increase to noncontrolling interest of approximately $589 million and a corresponding decrease to additional paid-in capital of $589 million, net of $225 million of deferred income taxes, for the year ended December 31, 2016.

In December 2016, Charter and A/N entered into a letter agreement (the "Letter Agreement") pursuant to which A/N exchanged 1.9 million Charter Holdings common units held by A/N for shares of Charter Class A common stock for an aggregate purchase price of $537 million.  The common units exchanged had a net carrying value in noncontrolling interest of approximately $460 million.  The exchange of A/N common units resulted in a tax step-up of the assets of Charter Holdings which is further discussed in Note 17.  The Letter Agreement also requires A/N to sell to Charter or to Charter Holdings, on a monthly basis, a number of shares of Charter Class A common stock or Charter Holdings common units that represents a pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock from persons other than A/N effected by Charter during the immediately preceding calendar month, at a purchase price equal to the average price paid by Charter for the shares repurchased from persons other than A/N during such immediately preceding calendar month. Pursuant to the Letter Agreement, Charter Holdings purchased from A/N 752,767 Charter Holdings common units at a price per unit of $289.83, or $218 million.  The common units purchased had a net carrying value in noncontrolling interest of approximately $187 million.  As of December 31, 2016, A/N held 28.4 million Charter Holdings common units.

12.    Accounting for Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage interest rate risk on variable debt and foreign exchange risk on the Sterling Notes, and does not hold or issue derivative instruments for speculative trading purposes.

Interest rate derivative instruments are used to manage interest costs and to reduce the Company’s exposure to increases in floating interest rates.  The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt.  Using interest rate derivative instruments, the Company agrees to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts. As of December 31, 2016 and 2015, the Company had $850 million and $1.1 billion, respectively, in notional amounts of interest rate derivative instruments outstanding.  The notional amounts of interest rate derivative instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

Upon closing of the TWC Transaction, the Company acquired interest rate derivative instrument assets with a fair value of $85 million (excluding accrued interest), which were terminated and settled with their respective counterparties in the second quarter of 2016 with an $88 million cash payment to the Company of which $14 million was for interest accrued through the date of termination. The termination resulted in an $11 million loss for the year ended December 31, 2016 which was recorded in gain (loss) on financial instruments, net in the consolidated statements of operations.

Upon closing of the TWC Transaction, the Company assumed cross-currency derivative instrument liabilities with a fair value of $72 million (excluding accrued interest).  Cross-currency derivative instruments are used to effectively convert £1.275 billion aggregate principal amount of fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. The cross-currency swaps have maturities of June 2031 and July 2042. The Company is required to post collateral on the cross-currency derivative instruments when the derivative contracts are in a liability position. In May 2016, the Company entered into a collateral holiday agreement for 80% of both the 2031 and 2042 cross-currency swaps, which eliminates the requirement to post collateral for three years.

The effect of derivative instruments on the consolidated balance sheets is presented in the table below:

	December 31,
	2016	2015
Interest Rate Derivatives
Accrued interest	$5	$3
Other long-term liabilities	$—	$10
Accumulated other comprehensive loss	$(5)	$(13)

Cross-Currency Derivatives
Other long-term liabilities	$251	$—

The Company’s interest rate and cross-currency derivative instruments are not designated as hedges and are marked to fair value each period, with the impact recorded as a gain or loss on financial instruments, net in the consolidated statements of operations.  While these derivative instruments are not designated as cash flow hedges for accounting purposes, management continues to believe such instruments are correlated with the respective debt, thus managing associated risk.

The effect of financial instruments on the consolidated statements of operations is presented in the table below.

	Year Ended December 31,
	2016	2015	2014
Gain (Loss) on Financial Instruments, Net:
Change in fair value of interest rate derivative instruments	$8	$5	$12
Change in fair value of cross-currency derivative instruments	(179)	—	—
Remeasurement of Sterling Notes to U.S. dollars	279	—	—
Loss on termination of interest rate derivative instruments	(11)	—	—
Loss reclassified from accumulated other comprehensive loss due to discontinuance of hedge accounting	(8)	(9)	(19)
	$89	$(4)	$(7)

13.    Fair Value Measurements

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

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of December 31, 2016 and 2015 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

The Company’s cash and cash equivalents as of December 31, 2016 and restricted cash and cash equivalents as of December 31, 2015 were primarily invested in money market funds and 90 day or less commercial paper.  The money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange and commercial paper is valued at cost plus the accretion of the discount on a yield to maturity basis, which approximated fair value.  The money market funds and commercial paper potentially subject the Company to concentration of credit risk.  The amount invested within any one financial instrument did not exceed $250 million and $1.5 billion as of December 31, 2016 and December 31, 2015, respectively.  As of December 31, 2016 and 2015, there were no significant concentrations of financial instruments in a single investee, industry or geographic location.

Interest rate derivative instruments are valued using a present value calculation based on an implied forward LIBOR curve (adjusted for Charter Operating’s and counterparties’ credit risk). The weighted average pay rate for the Company’s currently effective interest rate derivative instruments was 1.59% and 1.61% at December 31, 2016 and 2015, respectively (exclusive of applicable spreads).

The Company’s financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

	December 31, 2016		December 31, 2015
	Level 1	Level 2	Level 1	Level 2
Assets
Money market funds	$1,205	$—	$14,330	$—
Commercial paper	$—	$—	$—	$7,934

Liabilities
Interest rate derivative instruments	$—	$5	$—	$13
Cross-currency derivative instruments	$—	$251	$—	$—

A  summary of the carrying value and fair value of the Company’s debt at December 31, 2016 and 2015 is as follows:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
Senior notes and debentures	$52,933	$55,203	$28,433	$28,744
Credit facilities	$8,814	$8,943	$7,290	$7,274

The estimated fair value of the Company’s senior notes and debentures as of December 31, 2016 and 2015 is based on quoted market prices in active markets and is classified within Level 1 of the valuation hierarchy, while the estimated fair value of the Company’s credit facilities is based on quoted market prices in inactive markets and is classified within Level 2.

Non-financial Assets and Liabilities

The Company’s nonfinancial assets such as equity-method investments, franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as upon a business combination and when there is evidence that an impairment may exist.  No impairments were recorded in 2016, 2015 and 2014.  Upon closing of the Transactions, all of Legacy TWC and Legacy Bright House nonfinancial assets and liabilities were recorded at fair values.  See Note 2.

14.    Operating Costs and Expenses

Operating costs and expenses, exclusive of items shown separately in the consolidated statements of operations, consist of the following for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Programming	$7,034	$2,678	$2,459
Regulatory, connectivity and produced content	1,467	435	428
Costs to service customers	5,173	1,705	1,679
Marketing	1,699	628	617
Transition costs	156	72	14
Other	3,126	908	776
	$18,655	$6,426	$5,973

Programming costs consist primarily of costs paid to programmers for basic, premium, digital, video on demand, and pay-per-view programming. Regulatory, connectivity and produced content costs represent payments to franchise and regulatory authorities, costs directly related to providing video, Internet and voice services as well as payments for sports, local and news content produced by the Company.  Included in regulatory, connectivity and produced content costs is content acquisition costs for the Los Angeles Lakers’ basketball games and Los Angeles Dodgers’ baseball games which are recorded as games are exhibited over the applicable season.  Costs to service customers include costs related to field operations, network operations and customer care for the Company’s residential and small and medium business customers, including internal and third-party labor for installations, service and repairs, maintenance, billing and collection, occupancy and vehicle costs. Marketing costs represent the costs of marketing to current and potential commercial and residential customers including labor costs. Transition costs represent incremental costs incurred to integrate the TWC and Bright House operations and to increase the scale of the Company’s business as a result of the Transactions.  See Note 2.  Other includes bad debt expense, corporate overhead, advertising sales expenses, indirect costs associated with the Company’s enterprise business customers and regional sports and news networks, property tax expense and insurance expense and stock compensation expense, among others.

15.    Other Operating Expenses, Net

Other operating expenses, net consist of the following for the years presented:

	Year Ended December 31,
	2016	2015	2014
Merger and restructuring costs	$970	$70	$38
Other pension benefits	(899)	—	—
Special charges, net	17	15	14
(Gain) loss on sale of assets, net	(2)	4	10
	$86	$89	$62

Merger and restructuring costs

Merger and restructuring costs represent costs incurred in connection with merger and acquisition transactions and related restructuring, such as advisory, legal and accounting fees, employee retention costs, employee termination costs related to the Transactions and other exit costs.  The Company expects to incur additional merger and restructuring costs in connection with the Transactions.  Changes in accruals for merger and restructuring costs from January 1, 2016 through December 31, 2016 are presented below:

	Employee Retention Costs	Employee Termination Costs	Transaction and Advisory Costs	Other Costs	Total
Liability, December 31, 2015	$—	$—	$33	$—	$33
Liability assumed in the Transactions	80	9	3	—	92
Costs incurred	26	337	318	41	722
Cash paid	(99)	(102)	(329)	(41)	(571)
Remaining liability, December 31, 2016	$7	$244	$25	$—	$276

In addition to the costs indicated above, the Company recorded $248 million of expense related to accelerated vesting of equity awards of terminated employees for the year ended December 31, 2016.

Other pension benefits

Other pension benefits include the pension curtailment gain, remeasurement gain, expected return on plan assets and interest cost components of net periodic pension benefit.  See Note 21.

Special charges, net

Special charges, net primarily includes employee termination costs not related to the Transactions and net amounts of litigation settlements.

(Gain) loss on sale of assets, net

(Gain) loss on sale of assets, net represents the net (gain) loss recognized on the sales and disposals of fixed assets and cable systems.

16.     Stock Compensation Plans

Legacy Charter’s 2009 Stock Incentive Plan (assumed by Charter upon closing of the Transactions) provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting services for the Company, are eligible for grants under the 2009 Stock Incentive Plan.  In April 2016, Charter’s board of directors and stockholders approved an additional 9 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock) under the 2009 Stock Incentive Plan which now allows for the issuance of up to 21 million shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

At the closing of the TWC Transaction, Legacy TWC employee equity awards were converted into Charter Class A common stock equity awards on the same terms and conditions as were applicable under the Legacy TWC equity awards, except that the number of shares covered by each award and the option exercise prices were adjusted for the Stock Award Exchange Ratio (as defined in the Merger Agreement) such that the intrinsic value of the Converted TWC Awards was approximately equal to that of the original awards at the closing of the Transactions. The Converted TWC Awards represented approximately 4.2 million Charter restricted stock units and 0.8 million Charter stock options (0.5 million of which were exercisable at the time of conversion) and continue to be subject to the terms of the Legacy TWC equity plans.  The Converted TWC Awards were measured at their fair value as of the closing of the TWC Transaction. Of that fair value, $514 million related to Legacy TWC employee pre-combination service and was treated as consideration transferred in the TWC Transaction (see Note 2), while $539 million relates to post-combination service and is being amortized to stock compensation expense over the remaining vesting period of the awards.  The fair values of the Converted TWC Awards were based on a valuation using assumptions developed by management and other information compiled by management including, but not limited to, historical volatility and exercise trends of Legacy Charter and Legacy TWC.  The Parent Merger Exchange Ratio was also applied to outstanding Legacy Charter equity awards and option exercise prices; however, the terms of the equity awards did not change as a result of the Transactions.

Legacy Charter Stock options and restricted stock units cliff vest upon the three year anniversary of each grant.  Stock options generally expire ten years from the grant date and restricted stock units have no voting rights.  Certain stock options and restricted stock units vest based on achievement of stock price hurdles.  Restricted stock generally vests annually over one year beginning from the date of grant.  Legacy TWC restricted stock units that were converted into Charter restricted stock units generally vest 50% on each of the third and fourth anniversary of the grant date.  Legacy TWC stock options that were converted into Charter stock options vest ratably over a four-year period and expire ten years from the grant date.

As of December 31, 2016, total unrecognized compensation remaining to be recognized in future periods totaled $262 million for stock options, $1 million for restricted stock and $279 million for restricted stock units and the weighted average period over which they are expected to be recognized is 4 years for stock options, 4 months for restricted stock and 3 years for restricted stock units.  The Company recorded $244 million, $78 million and $55 million of stock compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in operating costs and expenses. The Company also recorded $248 million of expense for the year ended December 31, 2016 related to accelerated vesting of equity awards of terminated employees which is recorded in merger and restructuring costs.

A summary of the activity for the Company’s stock options (after applying the Parent Merger Exchange Ratio) for the years ended December 31, 2016, 2015 and 2014, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2016			2015			2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, beginning of period	3,923	$122.03		3,336	$95.44		2,841	$66.20
Granted	5,999	$218.91		1,176	$177.14		1,116	$151.24
Converted TWC Awards	839	$86.46		—	$—		—	$—
Exercised	(1,015)	$96.33	$146	(524)	$72.27	$68	(579)	$58.07	$ 55
Canceled	(154)	$173.98		(65)	$155.23		(42)	$115.65
Outstanding, end of period	9,592	$181.39	$1,022	3,923	$122.03		3,336	$95.44

Weighted average remaining contractual life	8 years			7 years			7 years
Options exercisable, end of period	1,665	$71.71	$360	1,224	$61.88		1,193	$61.76
Options expected to vest, end of period	7,686	$205.49	$634
Weighted average fair value of options granted	$47.42			$66.20			$60.92

A summary of the activity for the Company’s restricted stock (after applying the Parent Merger Exchange Ratio) for the years ended December 31, 2016, 2015 and 2014, is as follows (shares in thousands, except per share data):

	Year Ended December 31
	2016		2015		2014
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of period	197	$65.79	390	$63.30	590	$62.09
Granted	10	$231.83	6	$201.34	8	$153.25
Vested	(197)	$65.79	(199)	$65.16	(208)	$63.43
Canceled	—	$—	—	$—	—	$—
Outstanding, end of period	10	$231.81	197	$65.79	390	$63.30

A summary of the activity for the Company’s restricted stock units (after applying the Parent Merger Exchange Ratio) for the years ended December 31, 2016, 2015 and 2014, is as follows (shares in thousands, except per share data):

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of period	337	$150.96	294	$115.01	260	$82.64
Granted	895	$213.09	148	$179.17	139	$151.00
Converted TWC Awards	4,162	$224.90	—	$—	—	$—
Vested	(1,739)	$219.60	(90)	$78.65	(94)	$77.67
Canceled	(342)	$219.91	(15)	$155.43	(11)	$124.44
Outstanding, end of period	3,313	$192.41	337	$150.96	294	$115.01

17.     Income Taxes

Substantially all of the Company’s operations are held through Charter Holdings and its direct and indirect subsidiaries. Charter Holdings and the majority of its subsidiaries are generally limited liability companies that are not subject to income tax. However, certain of these limited liability companies are subject to state income tax. In addition, the subsidiaries that are corporations are subject to income tax. Generally, the taxable income, gains, losses, deductions and credits of Charter Holdings are passed through to its members, Charter and A/N. Charter is responsible for its share of taxable income or loss of Charter Holdings allocated to it in accordance with the LLC Agreement and partnership tax rules and regulations. As a result, Charter's primary deferred tax component recorded in the consolidated balance sheets relates to its excess financial reporting outside basis, excluding amounts attributable to nondeductible goodwill, over Charter's tax basis in the investment in Charter Holdings.

Charter Holdings, the indirect owner of the Company’s cable systems, generally allocates its taxable income, gains, losses, deductions and credits proportionately according to the members’ respective ownership interests, except for special allocations required under Section 704(c) of the Internal Revenue Code and the Treasury Regulations (“Section 704(c)”).  Pursuant to Section 704(c) and the LLC Agreement, each item of income, gain, loss and deduction with respect to any property contributed to the capital of the partnership shall, solely for tax purposes, be allocated among the members so as to take into account any variation between the adjusted basis of such property to the partnership for U.S. federal income tax purposes and its initial gross asset value using the “traditional method” as described in the Treasury Regulations.

Income Tax Benefit (Expense)

For the years ended December 31, 2016, 2015, and 2014, the Company recorded deferred income tax benefit (expense) as shown below.  The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

	Year Ended December 31,
	2016	2015	2014
Current expense:
Federal income taxes	$(4)	$(1)	$(1)
State income taxes	(29)	(4)	(2)
Current income tax expense	(33)	(5)	(3)

Deferred benefit (expense):
Federal income taxes	2,549	53	(192)
State income taxes	409	12	(41)
Deferred income tax benefit (expense)	2,958	65	(233)
Income tax benefit (expense)	$2,925	$60	$(236)

Income tax benefit for the year ended December 31, 2016 was recognized primarily through the reversal of approximately $3.3 billion of valuation allowance (see further discussion below), net of tax effect of permanent differences, a decrease to the anticipated blended state rate applied to Legacy Charter deferred tax balances as a result of the Transactions, a change in a state tax law, and prior to the closing of the Transactions, increases (decreases) in deferred tax liabilities related to Charter’s franchises which are characterized as indefinite-lived for book financial reporting purposes.

Prior to July 2, 2015, Charter Communications Holding Company, LLC ("Charter Holdco") was treated as a partnership for tax purposes.  Effective on July 2, 2015, Charter elected to treat two of its wholly owned subsidiaries as disregarded entities for federal and state income tax purposes (the “Election”).  The subsidiaries that made the Election were two of the three partners in Charter Holdco.  This Election resulted in a deemed liquidation of Charter Holdco into Charter solely for federal and state income tax purposes, and resulted in a net increase of $638 million to the tax basis of Charter Holdco’s amortizable and depreciable assets.  After the Election, all taxable income, gains, losses, deductions and credits of Charter Holdco and its indirect limited liability company subsidiaries were treated as income of Charter.  In addition, the indirect subsidiaries of Charter Holdco that are corporations joined the Charter consolidated group. The impact of the Election to the Charter income tax provision, net of valuation allowance, was $187 million of income tax benefit recorded as a discrete tax event during the year ended December 31, 2015.

The Company’s effective tax rate differs from that derived by applying the applicable federal income tax rate of 35% for the years ended December 31, 2016, 2015, and 2014, respectively, as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income taxes	$(288)	$116	$(18)
Statutory state income taxes, net	(36)	(4)	(2)
Nondeductible expenses	(62)	(12)	(10)
Net income attributable to noncontrolling interest	78	—	—
Change in valuation allowance	3,171	(250)	(203)
Organizational restructuring	—	187	—
Federal tax credits	16	18	—
State rate changes	65	4	(3)
Other	(19)	1	—
Income tax benefit (expense)	$2,925	$60	$(236)

The change in the valuation allowance above differs from the change between the beginning and ending deferred tax position due to a change in deferred tax assets and the establishment of a valuation allowance on the net operating losses which results in no impact to the consolidated statements of operations.

Deferred Tax Assets (Liabilities)

The tax effects of these temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below.

	December 31,
	2016	2015
Deferred tax assets:
Loss carryforwards	$4,127	$4,247
Goodwill	—	315
Other intangibles	—	211
Accrued and other	243	227
Total gross deferred tax assets	4,370	5,000
Less: valuation allowance	(200)	(3,186)
Deferred tax assets	$4,170	$1,814

Deferred tax liabilities:
Investment in partnership	$(30,832)	$—
Indefinite-lived intangibles	—	(1,582)
Property, plant and equipment	—	(1,822)
Accrued and other	(3)	—
Deferred tax liabilities	(30,835)	(3,404)
Net deferred tax liabilities	$(26,665)	$(1,590)

Net deferred tax liabilities included approximately $25 million and $28 million at December 31, 2016 and 2015, respectively, relating to certain indirect subsidiaries that file separate income tax returns.

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including the expected level of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. Due to Legacy Charter’s history of losses, Legacy Charter was historically unable to assume future taxable income in its analysis and accordingly valuation allowances were established against the deferred tax assets, net of deferred tax liabilities, from definite-lived assets for book accounting purposes. However, as a result of the TWC Transaction, deferred tax liabilities resulting from the book fair value adjustment increased significantly and future taxable income that will result from the reversal of existing temporary differences for which deferred tax liabilities are recognized, is sufficient to conclude it is more likely than not that the Company will realize substantially all of its deferred tax assets. As a result, Charter reversed approximately $3.3 billion of its valuation allowance and recognized a corresponding income tax benefit in the consolidated statements of operations for the year  ended December 31, 2016. Approximately $145 million of valuation allowance associated with federal tax net operating loss carryforwards acquired in the TWC Transaction and approximately $55 million of valuation allowance associated with state tax loss carryforwards and other miscellaneous deferred tax assets remains on the December 31, 2016 consolidated balance sheet.

Net Operating Loss Carryforwards

As of December 31, 2016, Charter had approximately $11.2 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $3.9 billion.  Federal tax net operating loss carryforwards expire in the years 2018 through 2035. These losses resulted from the operations of Charter Holdco and its subsidiaries.  In addition, as of December 31, 2016, Charter had state tax net operating loss carryforwards, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $304 million.  State tax net operating loss carryforwards generally expire in the years 2017 through 2035.

Upon closing of the TWC Transaction, Charter experienced a third “ownership change” as defined in Section 382 of the Internal Revenue Code; resulting in a third set of limitations on Charter’s use of its existing federal and state net operating losses, capital losses, and tax credit carryforwards. Both the first ownership change limitations that applied as a result of Legacy Charter’s emergence from bankruptcy in 2009 and second ownership change limitations that applied as a result of Liberty Media Corporation’s purchase in 2013 of a 27% beneficial interest in Legacy Charter will also continue to apply.  As of December 31, 2016, all of Charter's federal tax loss carryforwards are subject to Section 382 and other restrictions. Pursuant to these restrictions, Charter estimates that approximately $5.4 billion in 2017, $3.8 billion in 2018, $432 million in 2019 and an additional $226 million annually over each of the next five years of federal tax loss carryforwards should become unrestricted and available for Charter’s use.  An additional $415 million is currently subject to a valuation allowance.  Since the limitation amounts accumulate for future use to the extent they are not utilized in any given year, Charter believes its loss carryforwards should become fully available to offset future taxable income. Charter’s state loss carryforwards are subject to similar, but varying, limitations on their future use. If Charter was to experience another “ownership change” in the future, its ability to use its loss carryforwards could be subject to further limitations.

Tax Receivable Agreement

Under the LLC Agreement, A/N has rights to: (1) convert at any time some or all of its preferred units in Charter Holdings for common units in Charter Holdings, and (2) exchange at any time some or all of its common units in Charter Holdings for Charter’s Class A common stock or cash, at Charter’s option. Pursuant to a Tax Receivable Agreement ("TRA") between Charter and A/N, Charter must pay to A/N 50% of the tax benefit when realized by Charter from the step-up in tax basis resulting from any future exchange or sale of the preferred and common units.  Charter did not record a liability for this obligation as of the acquisition date since the tax benefit is dependent on uncertain future events that are outside of Charter’s control, such as the timing of a conversion or exchange. A future exchange or sale is not based on a fixed and determinable date and the exchange or sale is not certain to occur. If all of A/N's partnership units were to be exchanged or sold in the future, the undiscounted value of the obligation is currently estimated to be in the range of zero to $3 billion depending on measurement of the tax step-up in the future and Charter’s ability to realize the tax benefit in the periods following the exchange or sale.  Factors impacting these calculations include, but are not limited to, the fair value of the equity at the time of the exchange and the effective tax rates when the benefits are realized.

In connection with the Letter Agreement between Charter and A/N whereby 1.9 million Charter Holdings common units held by A/N were exchanged for shares of Charter Class A common stock for an aggregate purchase price of $537 million, an immediate step-up of $580 million in the tax basis of the assets of Charter Holdings occurred.  As it relates to the exchange and tax step-up, a net deferred tax asset of approximately $82 million was recorded and a resulting TRA liability owed to A/N of $137 million which, as a transaction with a shareholder, was recorded directly to additional paid in capital.  The TRA liability is recorded on an iterative, undiscounted basis and included in other long-term liabilities on the consolidated balance sheets as of December 31, 2016.

Uncertain Tax Positions

In connection with the TWC Transaction, the Company assumed $181 million of gross unrecognized tax benefits, exclusive of interest and penalties, which are recorded within other long-term liabilities. The net amount of the unrecognized tax benefits that could impact the effective tax rate is $154 million.  The Company has determined that it is reasonably possible that its existing reserve for uncertain tax positions as of December 31, 2016 could decrease by $35 million during the year ended December 31, 2017 related to various ongoing audits, settlement discussions and expiration of statute of limitations with various state and local agencies; however, various events could cause the Company’s current expectations to change in the future. These uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest and penalties, included in other long-term liabilities on the accompanying consolidated balance sheets of the Company is as follows:

BALANCE, December 31, 2014	$—
Additions on current year tax positions	5

BALANCE, December 31, 2015	5
Additions on prior year tax positions	1
Additions on current year tax positions	7
Additions on tax positions assumed in the TWC Transaction	181
Reductions on settlements and expirations with taxing authorities	(22)

BALANCE, December 31, 2016	$172

No tax years for Charter, Charter Holdings, or Charter Communications Holding Company, LLC for income tax purposes, are currently under examination by the IRS. Legacy Charter’s tax years ending 2013 through the short period return dated May 17, 2016 remain subject to examination and assessment. Years prior to 2013 remain open solely for purposes of examination of Legacy Charter’s loss and credit carryforwards. The IRS is currently examining Legacy TWC’s income tax returns for 2011 and 2012.  Legacy TWC’s tax years ending 2013 through 2015 remain subject to examination and assessment.  Prior to Legacy TWC’s separation from Time Warner Inc. (“Time Warner”) in March 2009 (the “Separation”), Legacy TWC was included in the consolidated U.S. federal and certain state income tax returns of Time Warner. The IRS is currently examining Time Warner’s 2008 through 2010 income tax returns. Time Warner’s income tax returns for 2005 to 2007, which are periods prior to the Separation, were settled with the exception of an immaterial item that has been referred to the IRS Appeals Division.  The Company does not anticipate that these examinations will have a material impact on the Company’s consolidated financial position or results of operations. In addition, the Company is also subject to ongoing examinations of the Company’s tax returns by state and local tax authorities for various periods. Activity related to these state and local examinations did not have a material impact on the Company’s consolidated financial position or results of operations in 2016, nor does the Company anticipate a material impact in the future.

18.    Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Charter shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share considers the impact of potentially dilutive securities using the treasury stock and if-converted methods and is based on the weighted average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options, restricted stock, restricted stock units, equity awards with market conditions and Charter Holdings convertible preferred units and common units.  Weighted average number of shares outstanding for all periods presented has been recast to reflect the application of the Parent Merger Exchange Ratio.  Basic loss per common share equaled diluted loss per common share for the years ended December 31, 2015 and 2014 because the Company incurred a net loss during those periods. The following is the computation of diluted earnings per common share for the year ended December 31, 2016.

2016
Numerator:
Net income attributable to Charter shareholders	$3,522
Effect of dilutive securities:
Charter Holdings common units	129
Charter Holdings convertible preferred units	93
Net income attributable to Charter shareholders after assumed conversions	$3,744

Denominator:
Weighted average common shares outstanding, basic	206,539,100
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	3,088,871
Weighted average Charter Holdings common units	19,333,227
Weighted average Charter Holdings convertible preferred units	5,830,241
Weighted average common shares outstanding, diluted	234,791,439

Basic earnings per common share attributable to Charter shareholders	$17.05
Diluted earnings per common share attributable to Charter shareholders	$15.94

19.    Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved or, in the case of the management arrangements, subsidiaries that are debt issuers that pay certain of their parent companies for services.

Charter is a party to management arrangements with Spectrum Management Holding Company, LLC ("Spectrum Management") and certain of their subsidiaries.  Under these agreements, Charter, Spectrum Management and Charter Holdco provide management services for the cable systems owned or operated by their subsidiaries.  Costs associated with providing these services are charged directly to the Company’s operating subsidiaries.  All other costs incurred on behalf of Charter’s operating subsidiaries are considered a part of the management fee.  These costs are recorded as a component of operating costs and expenses, in the accompanying consolidated financial statements.  The management fee charged to the Company’s operating subsidiaries approximated the expenses incurred by Spectrum Management, Charter Holdco and Charter on behalf of the Company’s operating subsidiaries in 2016, 2015 and 2014.

Liberty Broadband and A/N

On May 23, 2015, in connection with the execution of the Merger Agreement and the amendment of the Contribution Agreement, Charter entered into the Amended and Restated Stockholders Agreement with Liberty Broadband, A/N and Legacy Charter (the “Stockholders Agreement”) and the Charter Holdings Limited Liability Operating Agreement (“LLC Agreement”) with Liberty Broadband and A/N. As of the closing of the Merger Agreement and the Contribution Agreement on May 18, 2016, the Stockholders Agreement replaced Legacy Charter’s existing stockholders agreement with Liberty Broadband, dated September 29, 2014, and superseded the amended and restated stockholders agreement among Legacy Charter, Charter, Liberty Broadband and A/N, dated March 31, 2015.

Under the terms of the Stockholders Agreement, the number of Charter’s directors is fixed at 13, and includes its chief executive officer. Upon the closing of the Bright House Transaction, two designees selected by A/N became members of the board of directors of Charter and three designees selected by Liberty Broadband continued as members of the board of directors of Charter. The remaining eight directors are not affiliated with either A/N or Liberty Broadband.  Each of A/N and Liberty Broadband is entitled to nominate at least one director to each of the committees of Charter’s board of directors, subject to applicable stock exchange listing rules and certain specified voting or equity ownership thresholds for each of A/N and Liberty Broadband, and provided that the Nominating and Corporate Governance Committee and the Compensation and Benefit Committee each have at least a majority of directors independent from A/N, Liberty Broadband and the Company (referred to as the “unaffiliated directors”). Each of the Nominating and Corporate Governance Committee and the Compensation and Benefits Committee is currently comprised of three unaffiliated directors and one designee of each of A/N and Liberty Broadband. A/N and Liberty Broadband also have certain other committee designation and other governance rights.  Upon the closing of the Bright House Transaction, Mr. Thomas Rutledge, the Company’s Chief Executive Officer (“CEO”), became the chairman of the board of Charter.

In December 2016, the Company and A/N entered into the Letter Agreement in which A/N exchanged Charter Holdings common units for shares of Charter Class A common stock and the Company purchased from A/N Charter Holdings common units.  The Letter Agreement also requires pro rata participation by A/N and its affiliates in any repurchases of shares of Charter Class A common stock until A/N has sold shares or units totaling $537 million ($218 million has already been completed), subject to Liberty Broadband's right of first refusal to purchase shares or units from A/N upon A/N's sale to any third party, excluding the Company. See Note 11 for more information.  Pursuant to the TRA between Charter and A/N, Charter must pay to A/N 50% of the tax benefit when realized by Charter from the step-up in tax basis resulting from any future exchange or sale of the preferred and common units.  See Note 17 for more information.

The Company is aware that Dr. John Malone may be deemed to have a 36.4% voting interest in Liberty Interactive and is Chairman of the board of directors, an executive officer position, of Liberty Interactive.  Liberty Interactive owns 38.3% of the common stock of HSN, Inc. (“HSN”) and has the right to elect 20% of the board members of HSN.  Liberty Interactive wholly owns QVC, Inc. (“QVC”).  The Company has programming relationships with HSN and QVC which pre-date the transaction with Liberty Media.  For the years ended December 31, 2016, 2015 and 2014, the Company recorded payments in aggregate of approximately $53 million, $17 million and $14 million, respectively, from HSN and QVC as part of channel carriage fees and revenue sharing arrangements for home shopping sales made to customers in the Company’s footprint.

Dr. Malone and Mr. Steven Miron, each a member of Charter’s board of directors, also serve on the board of directors of Discovery Communications, Inc., (“Discovery”) and the Company is aware that Dr. Malone owns 5.2% in the aggregate of the common stock of Discovery and has a 28.7% voting interest in Discovery for the election of directors.  The Company is aware that Advance/Newhouse Programming Partnership (“A/N PP”), an affiliate of A/N and in which Mr. Miron is the CEO, owns 100% of the Series A preferred stock of Discovery and 100% of the Series C preferred stock of Discovery, representing approximately 34.0% of the outstanding equity of Discovery’s stock, on an as-converted basis. A/N PP has the right to appoint three directors out of a total of ten directors to Discovery’s board to be elected by the holders of Discovery’s Series A preferred stock.  In addition, Dr. Malone is a member of the board of directors of Lions Gate Entertainment Corp. ("Lions Gate", parent company of Starz, Inc.) and owns approximately 5.9% in the aggregate of the common stock of Lions Gate and has 8.1% of the voting power, pursuant to his ownership of Lions Gate Class A voting shares. The Company purchases programming from both Discovery and Lions Gate pursuant to agreements entered into prior to Dr. Malone and Mr. Miron joining Charter’s board of directors.  Based on publicly available information, the Company does not believe that either Discovery or Lions Gate would currently be considered related parties.  The amounts paid in the aggregate to Discovery and Lions Gate represent less than 3% of total operating costs and expenses for the years ended December 31, 2016, 2015 and 2014.

Equity Investments

The Company has agreements with certain equity-method investees (see Note 7) pursuant to which the Company has made or received related party transaction payments. The Company recorded payments to equity-method investees totaling $171 million and $28 million during the years ended December 31, 2016 and 2015, respectively.  The Company recorded advertising revenues from transactions with equity-method investees totaling $7 million during the year ended December 31, 2016.  The Company has loans outstanding to investees of $5 million as of December 31, 2016.

20.    Commitments and Contingencies

Commitments

The following table summarizes the Company’s payment obligations as of December 31, 2016 for its contractual obligations.

	Total	2017	2018	2019	2020	2021	Thereafter
Capital and Operating Lease Obligations (a)	$1,324	$259	$225	$180	$142	108	$410
Programming Minimum Commitments (b)	310	225	37	26	22	—	—
Other (c)	13,187	1,334	810	704	664	539	9,136
	$14,821	$1,818	$1,072	$910	$828	$647	$9,546

(a)

The Company leases certain facilities and equipment under non-cancelable capital and operating leases.  Leases and rental costs charged to expense for the years ended December 31, 2016, 2015 and 2014 were $215 million, $49 million, $43 million, respectively.

(b)

The Company pays programming fees under multi-year contracts ranging from three to ten years, typically based on a flat fee per customer, which may be fixed for the term, or may in some cases escalate over the term.  Programming costs included in the statement of operations were $7.0 billion, $2.7 billion and $2.5 billion for the years ended December 31, 2016, 2015 and 2014 respectively.  Certain of the Company’s programming agreements are based on a flat fee per month or have guaranteed minimum payments.  The table sets forth the aggregate guaranteed minimum commitments under the Company’s programming contracts.

(c)

“Other” represents other guaranteed minimum commitments, including rights negotiated directly with content owners for distribution on Company-owned channels or networks and commitments related to the Company’s role as an advertising and distribution sales agent for third party-owned channels or networks as well as commitments to the Company’s customer premise equipment vendors.

The following items are not included in the contractual obligation table due to various factors discussed below.  However, the Company incurs these costs as part of its operations:

•

The Company rents utility poles used in its operations.  Generally, pole rentals are cancelable on short notice, but the Company anticipates that such rentals will recur.  Rent expense incurred for pole rental attachments for the years ended December 31, 2016, 2015 and 2014 was $115 million, $53 million and $49 million, respectively.

•

The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year.  The Company also pays other franchise related costs, such as public education grants, under multi-year agreements.  Franchise fees and other franchise-related costs included in the accompanying statement of operations were $534 million, $212 million and $208 million for the years ended December 31, 2016, 2015 and 2014 respectively.

•

The Company also has $278 million in letters of credit, of which $220 million is secured under the Charter Operating credit facility, primarily to its various casualty carriers as collateral for reimbursement of workers' compensation, auto liability and general liability claims.

•

Minimum pension funding requirements have not been presented in the table above as such amounts have not been determined beyond 2016.  The Company made no cash contributions to the qualified pension plans in 2016; however, the Company is permitted to make discretionary cash contributions to the qualified pension plans in 2017.  For the nonqualified pension plan, the Company contributed $5 million during 2016 and will continue to make contributions in 2017 to the extent benefits are paid.

Legal Proceedings

In 2014, following an announcement by Comcast and Legacy TWC of their intent to merge, Breffni Barrett and others filed suit in the Supreme Court of the State of New York for the County of New York against Comcast, Legacy TWC and their respective officers and directors.  Later five similar class actions were consolidated with this matter (the “NY Actions”). The NY Actions were settled in July 2014, however, such settlement was terminated following the termination of the Comcast and TWC merger in April 2015.  In May 2015, Charter and TWC announced their intent to merge.  Subsequently, the parties in the NY Actions filed a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), removing Comcast as a defendant and naming TWC, the members of the TWC board of directors,

Charter and the merger subsidiaries as defendants. The Second Amended Complaint generally alleges, among other things, that the members of the TWC board of directors breached their fiduciary duties to TWC stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter aided and abetted such breaches of fiduciary duties. The complaint sought, among other relief, injunctive relief enjoining the stockholder vote on the mergers, unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, and costs and attorneys’ fees.

In September 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, the defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, approval by the New York Supreme Court. That court gave preliminary approval to the settlement in October 2016. A hearing to consider final approval of this settlement is set for March 2017.  In the event that the New York Supreme Court does not approve the settlement, Charter intends to vigorously defend this case.

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015 (collectively, the “Transactions”). The lawsuit names as defendants Liberty Broadband, Charter, the board of directors of Charter, and New Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions.  Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty Broadband and A/N. On September 9, 2015, Charter issued supplemental disclosures containing unlevered free cash flow projections for Charter. In return, the plaintiff agreed its disclosure claims were moot and withdrew its application to enjoin the Charter stockholder vote on the Transactions. Charter has filed a motion to dismiss this litigation but the court has not yet ruled upon it.  Charter denies any liability, believes that it has substantial defenses, and intends to vigorously defend this suit.

The California Attorney General and the Alameda County, California District Attorney are investigating whether certain of Legacy Charter’s waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. That investigation was commenced in January 2014. A similar investigation involving Legacy TWC was initiated in February 2012.  Charter is cooperating with these investigations.  While the Company is unable to predict the outcome of these investigations, it does not expect that the outcome will have a material effect on its operations, financial condition, or cash flows.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that Legacy TWC infringes 12 U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. Over the course of the litigation Sprint dismissed its claims relating to five of the asserted patents, and shortly before trial Sprint dropped its claims with respect to two additional patents.  A trial on the remaining five patents is scheduled to begin on February 13, 2017.  The plaintiff is seeking monetary damages of approximately $150 million. The plaintiff is also claiming that TWC willfully infringed the patents, and may seek up to treble damages as well as attorneys’ fees and costs.  Charter intends to vigorously defend against this lawsuit. However, no assurances can be made that such defenses would ultimately be successful. At this time, the Company does not expect that the outcome of this litigation will have a material adverse effect on its operations, financial condition or cash flows although the ultimate outcome of the litigation cannot be predicted.

On October 23, 2015, the New York Office of the Attorney General (the “NY AG”) began an investigation of Legacy TWC's advertised Internet speeds and other Internet product advertising. On February 1, 2017, the NY AG filed suit in the Supreme Court for the State of New York alleging that Legacy TWC's advertising of Internet speeds was false and misleading.  The suit seeks restitution and injunctive relief.  The Company denies that Legacy TWC engaged in any wrongdoing and the Company intends to defend itself vigorously.  However, no assurances can be made that such defenses would ultimately be successful. At this time, the Company does not expect that the outcome of this litigation will have a material adverse effect on its operations, financial condition or cash flows.

The Company is a defendant or co-defendant in several lawsuits involving alleged infringement of various patents relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases. In the event that a court ultimately determines that the Company infringes on any intellectual property rights, the Company may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations, or liquidity. The Company cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

The Company is party to lawsuits, claims and regulatory inquiries that arise in the ordinary course of conducting its business, including lawsuits claiming violation of wage and hour laws and breach of contract by vendors, including by three programmers. The ultimate outcome of these other legal matters pending against the Company cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. Whether or not the Company ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure the Company’s reputation.

21.    Employee Benefit Plans

Pension Plans

Upon completion of the TWC Transaction, Charter assumed sponsorship of Legacy TWC’s pension plans.  The Company sponsors two qualified defined benefit pension plans, the TWC Pension Plan and the TWC Union Pension Plan, that provide pension benefits to a majority of Legacy TWC employees. The Company also provides a nonqualified defined benefit pension plan for certain employees under the TWC Excess Pension Plan.

Changes in the projected benefit obligation, fair value of plan assets and funded status of the pension plans from January 1, 2016 through December 31, 2016 are presented below:

2016
Projected benefit obligation at beginning of year	$—
Benefit obligation assumed in the TWC Transaction	4,009
Service cost	86
Interest cost	87
Curtailment amendment	(675)
Actuarial gain	(149)
Benefits paid	(98)
Projected benefit obligation at end of year	$3,260

Accumulated benefit obligation at end of year	$3,260

Fair value of plan assets at beginning of year	$—
Fair value of plan assets acquired in the TWC Transaction	2,877
Actual return on plan assets	162
Employer contributions	5
Benefits paid	(98)
Fair value of plan assets at end of year	$2,946

Funded status	$(314)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified pension plans and the nonqualified pension plan as of December 31, 2016 consisted of the following:

	Qualified Pension Plans	Nonqualified Pension Plan
	December 31, 2016
Projected benefit obligation	$3,204	$56
Accumulated benefit obligation	$3,204	$56
Fair value of plan assets	$2,946	$—

Pretax amounts recognized in the consolidated balance sheet as of December 31, 2016 consisted of the following:

December 31, 2016
Noncurrent asset	$1
Current liability	(6)
Long-term liability	(309)
Net amounts recognized in consolidated balance sheet	$(314)

The components of net periodic benefit costs for the year ended December 31, 2016 consisted of the following:

Year Ended December 31, 2016
Service cost	$86
Interest cost	87
Expected return on plan assets	(116)
Pension curtailment gain	(675)
Remeasurement gain	(195)
Net periodic pension benefit	$(813)

The $195 million remeasurement gain recorded during the year ended December 31, 2016 was primarily driven by the effects of an increase of the discount rate from 3.99% at the closing date of the TWC Transaction to 4.20% at December 31, 2016 and a gain to record pension assets at December 31, 2016 fair values.

Weighted average assumptions used to determine benefit obligations as of December 31, 2016 consisted of the following:

December 31, 2016
Discount rate	4.20%
Rate of compensation increase	—%

The weighted average of discount rates used to measure the projected benefit obligation at the closing date of the TWC Transaction was 3.99%.  The rate of compensation increase used to measure the projected benefit obligation as of the closing of the TWC Transaction was an age-graded average increase of 4.25%. The Company utilized the RP 2015/MP2015 mortality tables published by the Society of Actuaries to measure the benefit obligations as of December 31, 2016 and the closing date of the TWC Transaction.

Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2016 consisted of the following:

Year Ended December 31, 2016
Expected long-term rate of return on plan assets	6.50%
Discount rate (a)	3.72%
Rate of compensation increase (b)	—%

(a)

The discount rate used to determine net periodic pension benefit was 3.99% from the closing date of the TWC Transaction through remeasurement date (June 30, 2016), and was 3.72% from remeasurement date through December 31, 2016.

(b)

The rate of compensation increase used to determine net periodic pension benefit was 4.25% from the closing date of the TWC Transaction through remeasurement date (June 30, 2016), and 0% thereafter.  See “Pension Plan Curtailment Amendment” below for further discussion.

In developing the expected long-term rate of return on plan assets, the Company considered the pension portfolio’s composition, past average rate of earnings and the Company’s future asset allocation targets.  The weighted average expected long-term rate of return on plan assets used to determine net periodic pension benefit for the year ended December 31, 2017 is expected to be 6.50%.  The Company determined the discount rates used to determine benefit obligations and net periodic pension benefit based on the yield of a large population of high quality corporate bonds with cash flows sufficient in timing and amount to settle projected future defined benefit payments.

Pension Plan Curtailment Amendment

Following the closing of the TWC Transaction, Charter amended the pension plans to freeze future benefit accruals to current active plan participants as of August 31, 2016. Effective September 1, 2016, no future compensation increases or future service will be credited to participants of the pension plans and new hires are not eligible to participate in the plans. Upon announcement and approval of the plan amendment, the assumptions underlying the pension liability and pension asset values were reassessed utilizing remeasurement date assumptions in accordance with Charter’s mark-to-market pension accounting policy to record gains and losses in the period in which a remeasurement event occurs. The $675 million curtailment gain recorded during the year ended December 31, 2016 was primarily driven by the reduction of the compensation rate assumption to 0% in accordance with the terms of the plan amendment, reflecting the pension liability at its accumulated benefit obligation instead of its projected benefit obligation at the remeasurement date.

Pension Plan Assets

The assets of the qualified pension plans are held in a master trust in which the qualified pension plans are the only participating plans (the “Master Trust”). The investment policy for the qualified pension plans is to achieve a reasonable long-term rate of return on plan assets with an acceptable level of risk in order to maintain adequate funding levels. The investment portfolio is a mix of fixed-income and equity securities with the objective of matching plan liability performance, diversifying risk and achieving a target investment return.  The pension plan’s Investment Committee establishes risk mitigation policies and regularly monitors investment performance, investment allocation policies, and the execution of these strategies.  The Investment Committee engages a third-party investment firm with responsibility of executing the directives of the Investment Committee, monitoring the performance of individual investment managers of the Master Trust, and making adjustments and changes within defined parameters when necessary.  On a periodic basis, the Investment Committee conducts a broad strategic review of its portfolio construction and investment allocation policies.  Neither the Company, the Investment Committee, nor the third-party investment firm manages any assets internally or directly utilizes derivative instruments or hedging; however, the investment mandate of some investment managers allows the use of derivatives as components of their standard portfolio management strategies. Pension assets are managed in a balanced portfolio comprised of two major components: a return-seeking portion and a liability-matching portion. The expected role of return-seeking investments is to achieve a reasonable long-term growth of pension assets with a prudent level of risk, while the role of liability-matching investments is to provide a partial hedge against liability performance associated with changes in interest rates. The objective within return-seeking investments is to achieve asset diversity in order to balance return and volatility.

The Company adopted an investment strategy referred to as a de-risking glide path to increase the fixed income allocation as the funded status of the qualified pension plans improves.  As the qualified pension plans reach set funded status milestones, the assets will be rebalanced to shift more assets from equity to fixed income.  Based on the progress with this strategy, the target investment allocation for pension fund assets is permitted to vary within specified ranges subject to Investment Committee approval for return-seeking securities and liability-matching securities.  The target and actual investment allocation of the qualified pension plans by asset category as of December 31, 2016 consisted of the following:

	Target	Actual Allocation
	Allocation	December 31, 2016
Return-seeking securities	75.0%	64.4%
Liability-matching securities	25.0%	35.4%
Other investments	—%	0.2%

The following table sets forth the investment assets of the qualified pension plans, which exclude accrued investment income and other receivables, accrued liabilities, and investments with a fair value measured at net asset value per share as a practical expedient, by level within the fair value hierarchy as of December 31, 2016:

	December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Cash	$2	$2	$—	$—
Common stocks:
Domestic(a)	1,065	1,065	—	—
International(a)	391	391	—	—
Commingled equity funds(b)	348	—	348	—
Other equity securities(c)	3	3	—	—
Corporate debt securities(d)	394	—	394	—
Commingled bond funds(b)	273	—	273	—
U.S. Treasury debt securities(a)	260	260	—	—
Collective trust funds(e)	75	—	75	—
U.S. government agency asset-backed debt securities(f)	53	—	53	—
Corporate asset-backed debt securities(g)	2	—	2	—
Other fixed-income securities(h)	89	—	89	—
Total investment assets	2,955	$1,721	$1,234	$—
Accrued investment income and other receivables(i)	107
Accrued liabilities(i)	(120)
Investments measured at net asset value (j)	4
Fair value of plan assets	$2,946

(a)

Common stocks, mutual funds and U.S. Treasury debt securities are valued at the closing price reported on the active market on which the individual securities are traded. No single industry comprised a significant portion of common stock held by the qualified pension plan as of December 31, 2016.

(b)

Commingled equity funds and commingled bond funds are valued using the net asset value provided by the administrator of the fund. The net asset value is based on the readily determinable value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.

(c)	Other equity securities consist of preferred stocks, which are valued at the closing price reported on the active market on which the individual securities are traded.
(d)

Corporate debt securities are valued based on observable prices from the new issue market, benchmark quotes, secondary trading and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features and final spreads are added to the U.S. Treasury curve.

(e)

Collective trust funds primarily consist of short-term investment strategies comprised of instruments issued or fully guaranteed by the U.S. government and/or its agencies and are valued using the net asset value provided by the administrator of the fund. The net asset value is based on the readily determinable value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding.

(f)

U.S. government agency asset-backed debt securities consist of pass-through mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association valued using available trade information, dealer quotes, market indices and research reports, spreads, bids and offers.

(g)

Corporate asset-backed debt securities primarily consist of pass-through mortgage-backed securities issued by U.S. and foreign corporations valued using available trade information, dealer quotes, market indices and research reports, spreads, bids and offers.

(h)

Other fixed-income securities consist of foreign government debt securities, municipal bonds and U.S. government agency debt securities, which are valued based on observable prices from the new issue market, benchmark quotes, secondary trading and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features and final spreads are added to the U.S. Treasury curve.

(i)

Accrued investment income and other receivables includes amounts receivable under foreign exchange contracts of $70 million as of December 31, 2016. Accrued liabilities includes amounts accrued under foreign exchange contracts of $71 million as of December 31, 2016. The fair value of the assets and liabilities associated with these foreign exchange contracts are presented on a gross basis and are valued using the exchange rates in effect for the applicable currencies as of the valuation date (a Level 1 fair value measurement).

(j)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These investments primarily consist of hedge funds valued utilizing net asset value provided by the administrator of the fund, which is based on the value of the underlying assets owned by the fund, less liabilities, and then divided by the number of units outstanding. Shares of the fund are not redeemable and the underlying assets are anticipated to be liquidated and distributed to investors in the near term. There are no material unfunded commitments with respect to these investments. The fair value amounts presented in this table are intended to permit the reconciliation of the fair value hierarchy to the total fair value of plan assets discussed throughout this footnote.

Pension Plan Contributions

The Company made no cash contributions to the qualified pension plans during the year ended December 31, 2016; however, the Company may make discretionary cash contributions to the qualified pension plans in the future. Such contributions will be dependent on a variety of factors, including current and expected interest rates, asset performance, the funded status of the qualified pension plans and management’s judgment. For the nonqualified unfunded pension plan, the Company will continue to make contributions during 2017 to the extent benefits are paid.

Benefit payments for the pension plans are expected to be $170 million in 2017, $174 million in 2018, $177 million in 2019, $180 million in 2020, $182 million in 2021 and $911 million in 2022 to 2026.

Multiemployer Plans

Upon completion of the TWC Transaction, Charter assumed Legacy TWC’s multiemployer plans.  The Company contributes to a number of multiemployer plans under the terms of collective-bargaining agreements that cover its union-represented employees. Such multiemployer plans provide medical, pension and retirement savings benefits to active employees and retirees. The Company made contributions to multiemployer plans of $31 million for the year ended December 31, 2016.

The risks of participating in multiemployer pension plans are different from single-employer pension plans in the following aspects: (a)assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers, (b)if a participating employer stops contributing to the multiemployer pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (c)if the Company chooses to stop participating in any of the multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The multiemployer pension plans to which the Company contributes each received a Pension Protection Act “green” zone status in 2015. The zone status is based on the most recent information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80% funded.

Defined Contribution Benefit Plans

The Company’s employees may participate in the Charter Communications, Inc. 401(k) Plan (the “401(k) Plan”).  Upon completion of the TWC Transaction, Charter assumed Legacy TWC’s defined contribution plan, the TWC Savings Plan. In June 2016, the Company announced changes to both the 401(k) Plan and the TWC Savings Plan that were effective September 1, 2016 and effective January 1, 2017, the 401(k) Plan and TWC Savings Plan merged into one plan.  Employees that qualify for participation can contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service.  The Company’s matching contribution is discretionary and is equal to 100% of the amount of the salary reduction the participant elects to defer (up to 6% of the participant’s eligible compensation), excluding any catch-up contributions and is paid by the Company on a per pay period basis. The Company made contributions to the 401(k) plans totaling $147 million, $23 million and $19 million for the years ended December 31, 2016, 2015 and 2014, respectively.

For employees who are not eligible to participate in the Company’s long-term incentive plan and who are not covered by a collective bargaining agreement, the Company offers a contribution to the new Retirement Accumulation Plan ("RAP"), equal to 3% of eligible pay.  The Company made contributions to the RAP totaling $48 million for the year ended December 31, 2016.

22.     Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services.  ASU 2014-09 will be effective, reflecting the one-year deferral, for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Early adoption of the standard is permitted but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating which method of transition will be utilized. The Company is continuing to assess all potential impacts that the adoption of ASU 2014-09 will have on its consolidated financial statements, including developing new accounting policies, internal controls and processes to facilitate the adoption of the standard.  The most significant impacts upon adoption are anticipated to result from the deferral over a period of time instead of recognized immediately of (1) the residential installation revenues which represent nonrefundable up-front fees that convey a material right to the customer and (2) the internal and external commission expenses which represent costs of obtaining a contract.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract.  The cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if customer has contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. ASU 2015-05 was effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company).  The adoption of ASU 2015-05 did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  Lessees are allowed to account for short-term leases (i.e., leases with a term of 12 months or less) off-balance sheet, consistent with current operating lease accounting.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  ASU 2016-02 will be effective for interim and annual periods beginning after December 15, 2018 (January 1, 2019 for the Company).  Early adoption is permitted.  The new standard requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the earliest period presented in the financial statements.  The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements including identifying the population of leases, evaluating technology solutions and collecting lease data.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The new standard (1) requires all excess tax benefits and deficiencies to be recognized as income tax expense or benefit in the income statement in the period in which they occur regardless of whether the benefit reduces taxes payable in the current period, (2) requires classification of excess tax benefits as an operating activity on the statements of cash flows, (3) allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur and (4) causes the threshold under which employee share-based awards partially settled in cash can qualify for equity classification to increase to the maximum statutory tax rates in the applicable jurisdiction. ASU 2016-09 will be effective for interim and annual periods after December 15, 2016 (January 1, 2017 for the Company). The new standard generally requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the period of adoption, with certain provisions requiring either a prospective or retrospective transition. The Company adopted ASU 2016-09 on January 1, 2017.  Upon adoption of ASU 2016-09, the Company will recognize excess tax benefits of approximately $136 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment to retained earnings.  The Company will prospectively record a deferred tax benefit or expense associated with the difference between book and tax for stock compensation expense.  On January 1, 2017, the Company will also establish an accounting policy election to assume zero forfeitures for stock award grants and account for forfeitures when they occur which will prospectively impact stock compensation expense.  Other aspects of adoption ASU 2016-09 are not anticipated to have a material impact to the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how entities should classify cash receipts and cash payments related to eight specific cash flow matters on the statement of cash flows, with the objective of reducing existing diversity in practice.  ASU 2016-15 will be effective for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company).  Early adoption is permitted.  The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.

23.     Unaudited Quarterly Financial Data

The following table presents quarterly data for the periods presented in the consolidated statement of operations:

Year Ended December 31, 2016

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$2,530	$6,161	$10,037	$10,275

Income from operations	$302	$690	$924	$1,439
Net income (loss) attributable to Charter shareholders	$(188)	$3,067	$189	$454

Earnings (loss) per common share attributable to Charter shareholders:
Basic	$(1.86)	$16.73	$0.70	$1.69
Diluted	$(1.86)	$15.17	$0.69	$1.67

Weighted average common share outstanding:
Basic	101,552,093	183,362,776	271,263,259	268,584,368
Diluted	101,552,093	205,214,266	275,373,202	272,624,270

Year Ended December 31, 2015

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,362	$2,43	$2,450	$2,512
Income from operations	$249	$269	$273	$323
Net income (loss) attributable to Charter shareholders	$(81)	$(122)	$54	$(122)

Earnings (loss) per common share attributable to Charter shareholders:
Basic	$(0.81)	$(1.21)	$0.54	$(1.21)
Diluted	$(0.81)	$(1.21)	$0.53	$(1.21)

Weighted average common share outstanding:
Basic	100,959,008	101,074,644	101,205,400	101,366,476
Diluted	100,959,008	101,074,644	102,481,924	101,366,476

24.     Consolidating Schedules

Each of Charter Operating, TWC, LLC, TWCE, CCO Holdings and certain subsidiaries jointly, severally, fully and unconditionally guarantee the outstanding debt securities of the others (other than the CCO Holdings notes) on an unsecured senior basis and the condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Certain Charter Operating subsidiaries that are regulated telephone entities only become guarantor subsidiaries upon approval by regulators.  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

The “Charter Operating and Restricted Subsidiaries” column is presented to comply with the terms of the Credit Agreement.

The “Safari Escrow Entities” column included in the condensed consolidating financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014 consists of CCOH Safari, CCO Safari II and CCO Safari III.  CCOH Safari, CCO Safari II and CCO Safari III issued the CCOH Safari notes, CCO Safari II notes and the CCO Safari III credit facilities, respectively.  Upon closing of the TWC Transaction, the CCOH Safari notes became obligations of CCO Holdings and CCO Holdings Capital and the CCO Safari II notes and CCO Safari III credit facilities became obligations of Charter Operating and Charter Communications Operating Capital Corp. CCOH Safari merged into CCO Holdings and CCO Safari II and CCO Safari III merged into Charter Operating.

The “Unrestricted Subsidiary” column included in the condensed consolidating financial statements for the years ended December 31, 2016 and 2015 consists of CCO Safari which was a non-recourse subsidiary under the Credit Agreement and held the CCO Safari Term G Loans that were repaid in April 2015.

Condensed consolidating financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 follow.

Charter Communications, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2016

	Non-Guarantor Subsidiaries		Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57	$154	$—	$1,324	$—	$1,535
Accounts receivable, net	34	11	—	1,387	—	1,432
Receivables from related party	170	451	62	—	(683)	—
Prepaid expenses and other current assets	—	33	—	300	—	333
Total current assets	261	649	62	3,011	(683)	3,300

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	245	—	32,718	—	32,963
Customer relationships, net	—	—	—	14,608	—	14,608
Franchises	—	—	—	67,316	—	67,316
Goodwill	—	—	—	29,509	—	29,509
Total investment in cable properties, net	—	245	—	144,151	—	144,396
INVESTMENT IN SUBSIDIARIES	66,692	75,838	88,760	—	(231,290)	—
LOANS RECEIVABLE – RELATED PARTY	—	640	494	—	(1,134)	—
OTHER NONCURRENT ASSETS	—	214	—	1,157	—	1,371
Total assets	$66,953	$77,586	$89,316	$148,319	$(233,107)	$149,067

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$22	$625	$219	$6,678	$—	$7,544
Payables to related party	—	—	—	683	(683)	—
Current portion of long-term debt	—	—	—	2,028	—	2,028
Total current liabilities	22	625	219	9,389	(683)	9,572

LONG-TERM DEBT	—	—	13,259	46,460	—	59,719
LOANS PAYABLE – RELATED PARTY	—	—	—	1,134	(1,134)	—
DEFERRED INCOME TAXES	26,637	3	—	25	—	26,665
OTHER LONG-TERM LIABILITIES	155	64	—	2,526	—	2,745

SHAREHOLDERS’/MEMBER’S EQUITY
Controlling interest	40,139	66,692	75,838	88,760	(231,290)	40,139
Noncontrolling interests	—	10,202	—	25	—	10,227
Total shareholders’/member’s equity	40,139	76,894	75,838	88,785	(231,290)	50,366
Total liabilities and shareholders’/member’s equity	$66,953	$77,586	$89,316	$148,319	$(233,107)	$149,067

Charter Communications, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2015

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$—	$—	$5	$—	$5
Accounts receivable, net	8	7	—	—	264	—	279
Receivables from related party	51	297	—	14	—	(362)	—
Prepaid expenses and other current assets	—	6	—	—	55	—	61
Total current assets	59	310	—	14	324	(362)	345
RESTRICTED CASH AND CASH EQUIVALENTS	—	—	22,264	—	—	—	22,264

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net	—	28	—	—	8,317	—	8,345
Customer relationships, net	—	—	—	—	856	—	856
Franchises	—	—	—	—	6,006	—	6,006
Goodwill	—	—	—	—	1,168	—	1,168
Total investment in cable properties, net	—	28	—	—	16,347	—	16,375
INVESTMENT IN SUBSIDIARIES	1,468	816	—	11,303	—	(13,587)	—
LOANS RECEIVABLE – RELATED PARTY	—	333	—	613	563	(1,509)	—
OTHER NONCURRENT ASSETS	—	216	—	—	116	—	332
Total assets	$1,527	$1,703	$22,264	$11,930	$17,350	$(15,458)	$39,316

LIABILITIES AND SHAREHOLDERS’/MEMBER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11	$203	$282	$165	$1,311	$—	$1,972
Payables to related party	—	—	17	—	345	(362)	—
Total current liabilities	11	203	299	165	1,656	(362)	1,972
LONG-TERM DEBT	—	—	21,778	10,443	3,502	—	35,723
LOANS PAYABLE – RELATED PARTY	—	—	693	—	816	(1,509)	—
DEFERRED INCOME TAXES	1,562	—	—	—	28	—	1,590
OTHER LONG-TERM LIABILITIES	—	32	—	—	45	—	77
SHAREHOLDERS’/MEMBER’S EQUITY (DEFICIT)	(46)	1,468	(506)	1,322	11,303	(13,587)	(46)
Total liabilities and shareholders’/member’s equity (deficit)	$1,527	$1,703	$22,264	$11,930	$17,350	$(15,458)	$39,316

Charter Communications, Inc.

Condensed Consolidating Statement of Operations

For the year ended December 31, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidatedc
REVENUES	$251	$1,004	$—	$—	$29,003	$(1,255)	$29,003

COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	251	989	—	—	18,670	(1,255)	18,655
Depreciation and amortization	—	5	—	—	6,902	—	6,907
Other operating (income) expenses, net	262	1	—	—	(177)	—	86
	513	995	—	—	25,395	(1,255)	25,648
Income (loss) from operations	(262)	9	—	—	3,608	—	3,355

OTHER INCOME (EXPENSES):
Interest income (expense), net	—	14	(390)	(727)	(1,396)	—	(2,499)
Loss on extinguishment of debt	—	—	—	(110)	(1)	—	(111)
Gain on financial instruments, net	—	—	—	—	89	—	89
Other expense, net	—	(11)	—	—	(3)	—	(14)
Equity in income of subsidiaries	851	1,066	—	2,293	—	(4,210)	—
	851	1,069	(390)	1,456	(1,311)	(4,210)	(2,535)

Income (loss) before income taxes	589	1,078	(390)	1,456	2,297	(4,210)	820
INCOME TAX BENEFIT (EXPENSE)	2,933	(5)	—	—	(3)	—	2,925
Consolidated net income (loss)	3,522	1,073	(390)	1,456	2,294	(4,210)	3,745
Less: Net income – noncontrolling interests	—	(222)	—	—	(1)	—	(223)
Net income (loss)	$3,522	$851	$(390)	$1,456	$2,293	$(4,210)	$3,522

Charter Communications, Inc.

Condensed Consolidating Statement of Operations

For the year ended December 31, 2015

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	Charter Consolidatedc
REVENUES	$25	$299	$—	$—	$9,754	$—	$(324)	$9,754
COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	25	299	—	—	6,426	—	(324)	6,426
Depreciation and amortization	—	—	—	—	2,125	—	—	2,125
Other operating expenses, net	—	—	—	—	89	—	—	89
	25	299	—	—	8,640	—	(324)	8,640
Income from operations	—	—	—	—	1,114	—	—	1,114

OTHER INCOME (EXPENSES):
Interest income (expense), net	—	8	(474)	(642)	(151)	(47)	—	(1,306)
Loss on extinguishment of debt	—	—	(2)	(123)	—	(3)	—	(128)
Loss on financial instruments, net	—	—	—	—	(4)	—	—	(4)
Other expense, net	—	(7)	—	—	—	—	—	(7)
Equity in income (loss) of subsidiaries	(121)	(168)	—	1,073	(50)	—	(734)	—
	(121)	(167)	(476)	308	(205)	(50)	(734)	(1,445)

Income (loss) before income taxes	(121)	(167)	(476)	308	909	(50)	(734)	(331)
INCOME TAX BENEFIT (EXPENSE)	(150)	—	—	—	210	—	—	60
Consolidated net income (loss)	(271)	(167)	(476)	308	1,119	(50)	(734)	(271)
Less: Net (income) loss – noncontrolling interest	—	46	—	—	(46)	—	—	—
Net income (loss)	$(271)	$(121)	$(476)	$308	$1,073	$(50)	$(734)	$(271)

Charter Communications, Inc.

Condensed Consolidating Statement of Operations

For the year ended December 31, 2014

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	Charter Consolidatedc
REVENUES	$22	$235	$—	$—	$9,108	$—	$(257)	$9,108
COSTS AND EXPENSES:
Operating costs and expenses (exclusive of items shown separately below)	22	235	—	—	5,973	—	(257)	5,973
Depreciation and amortization	—	—	—	—	2,102	—	—	2,102
Other operating expenses, net	—	—	—	—	62	—	—	62
	22	235	—	—	8,137	—	(257)	8,137
Income from operations	—	—	—	—	971	—	—	971

OTHER INCOME AND (EXPENSES):
Interest income (expense), net	—	8	(30)	(679)	(165)	(45)	—	(911)
Loss on financial instruments, net	—	—	—	—	(7)	—	—	(7)
Equity in income (loss) of subsidiaries	40	(12)	—	697	(45)	—	(680)	—
	40	(4)	(30)	18	(217)	(45)	(680)	(918)

Income (loss) before income taxes	40	(4)	(30)	18	754	(45)	(680)	53
INCOME TAX EXPENSE	(223)	—	—	—	(13)	—	—	(236)
Consolidated net income (loss)	(183)	(4)	(30)	18	741	(45)	(680)	(183)
Less: Net (income) loss – noncontrolling interest	—	44	—	—	(44)	—	—	—
Net income (loss)	$(183)	$40	$(30)	$18	$697	$(45)	$(680)	$(183)

Charter Communications, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the year ended December 31, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
Consolidated net income (loss)	$3,522	$1,073	$(390)	$1,456	$2,294	$(4,210)	$3,745
Net impact of interest rate derivative instruments	8	8	8	8	8	(32)	8
Foreign currency translation adjustment	(2)	(2)	(2)	(2)	(2)	8	(2)
Consolidated comprehensive income (loss)	3,528	1,079	(384)	1,462	2,300	(4,234)	3,751
Less: Comprehensive income attributable to noncontrolling interests	—	(222)	—	—	(1)	—	(223)
Comprehensive income (loss)	$3,528	$857	$(384)	$1,462	$2,299	$(4,234)	$3,528

Charter Communications, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the year ended December 31, 2015

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	Charter Consolidated
Consolidated net income (loss)	$(271)	$(167)	$(476)	$308	$1,119	$(50)	$(734)	$(271)
Net impact of interest rate derivative instruments	9	9	9	9	9	—	(36)	9
Consolidated comprehensive income (loss)	(262)	(158)	(467)	317	1,128	(50)	(770)	(262)
Less: Comprehensive (income) loss attributable to noncontrolling interests	—	46	—	—	(46)	—	—	—
Comprehensive income (loss)	$(262)	$(112)	$(467)	$317	$1,082	$(50)	$(770)	$(262)

Charter Communications, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the year ended December 31, 2014

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	Charter Consolidated
Consolidated net income (loss)	$(183)	$(4)	$(30)	$18	$741	$(45)	$(680)	$(183)
Net impact of interest rate derivative instruments	19	19	19	19	19	—	(76)	19
Consolidated comprehensive income (loss)	(164)	15	(11)	37	760	(45)	(756)	(164)
Less: Comprehensive (income) loss attributable to noncontrolling interests	—	44	—	—	(44)	—	—	—
Comprehensive income (loss)	$(164)	$59	$(11)	$37	$716	$(45)	$(756)	$(164)

Charter Communications, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2016

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(225)	$(36)	$(463)	$(711)	$9,476	$—	$8,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(5,325)	—	(5,325)
Change in accrued expenses related to capital expenditures	—	—	—	—	603	—	603
Purchases of cable systems, net	(26,781)	(2,022)	—	—	(7)	—	(28,810)
Contribution to subsidiaries	(1,013)	(478)	—	(437)	—	1,928	—
Distributions from subsidiaries	24,552	26,899	—	5,096	—	(56,547)	—
Change in restricted cash and cash equivalents	—	—	22,264	—	—	—	22,264
Other, net	—	—	—	—	(22)	—	(22)
Net cash flows from investing activities	(3,242)	24,399	22,264	4,659	(4,751)	(54,619)	(11,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	—	3,201	9,143	—	12,344
Repayments of long-term debt	—	—	—	(2,937)	(7,584)	—	(10,521)
Borrowings (payments) loans payable - related parties	—	(300)	553	(71)	(182)	—	—
Payment for debt issuance costs	—	—	—	(73)	(211)	—	(284)
Issuance of equity	5,000	—	—	—	—	—	5,000
Purchase of treasury stock	(1,562)	—	—	—	—	—	(1,562)
Proceeds from exercise of stock options	86	—	—	—	—	—	86
Settlement of restricted stock units	—	(59)	—	—	—	—	(59)
Purchase of noncontrolling interest	—	(218)	—	—	—	—	(218)
Distributions to noncontrolling interest	—	(96)	—	—	—	—	(96)
Proceeds from termination of interest rate derivatives	—	—	—	—	88	—	88
Contributions from parent	—	1,013	—	478	437	(1,928)	—
Distributions to parent	—	(24,552)	(22,353)	(4,546)	(5,096)	56,547	—
Other, net	—	3	(1)	—	(1)	—	1
Net cash flows from financing activities	3,524	(24,209)	(21,801)	(3,948)	(3,406)	54,619	4,779

NET INCREASE IN CASH AND CASH EQUIVALENTS	57	154	—	—	1,319	—	1,530
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	5	—	5

CASH AND CASH EQUIVALENTS, end of period	$57	$154	$—	$—	$1,324	$—	$1,535

Charter Communications, Inc.

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2015

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(1)	$(5)	$(192)	$(663)	$3,275	$(55)	$—	$2,359
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(1,840)	—	—	(1,840)
Change in accrued expenses related to capital expenditures	—	—	—	—	28	—	—	28
Contribution to subsidiaries	(20)	(90)	—	(46)	(24)	—	180	—
Distributions from subsidiaries	26	376	—	715	—	—	(1,117)	—
Change in restricted cash and cash equivalents	—	—	(18,667)	—	—	3,514	—	(15,153)
Other, net	—	(55)	—	—	(12)	—	—	(67)
Net cash flows from investing activities	6	231	(18,667)	669	(1,848)	3,514	(937)	(17,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	21,790	2,700	1,555	—	—	26,045
Repayments of long-term debt	—	—	(3,500)	(2,598)	(1,745)	(3,483)	—	(11,326)
Borrowings (payments) loans payable - related parties	—	—	581	(18)	(563)	—	—	—
Payment for debt issuance costs	—	—	(12)	(24)	—	—	—	(36)
Purchase of treasury stock	(38)	—	—	—	—	—	—	(38)
Proceeds from exercise of stock options	30	—	—	—	—	—	—	30
Contributions from parent	—	95	—	15	46	24	(180)	—
Distributions to parent	—	(321)	—	(81)	(715)	—	1,117	—
Net cash flows from financing activities	(8)	(226)	18,859	(6)	(1,422)	(3,459)	937	14,675

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS	(3)	—	—	—	5	—	—	2
CASH AND CASH EQUIVALENTS, beginning of period	3	—	—	—	—	—	—	3

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$—	$5	$—	$—	$5

Charter Communications, Inc.

Condensed Consolidating Statement of Cash Flow

For the year ended December 31, 2014

	Non-Guarantor Subsidiaries			Guarantor Subsidiaries
	Charter	Intermediate Holding Companies	Safari Escrow Entities	CCO Holdings	Charter Operating and Restricted Subsidiaries	Unrestricted Subsidiary	Eliminations	Charter Consolidated
NET CASH FLOWS FROM OPERATING ACTIVITIES:	$—	$(13)	$(12)	$(665)	$3,086	$(37)	$—	$2,359
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	—	—	(2,221)	—	—	(2,221)
Change in accrued expenses related to capital expenditures	—	—	—	—	33	—	—	33
Sales of cable systems, net	—	—	—	—	11	—	—	11
Contribution to subsidiaries	(106)	(600)	—	(100)	(71)	—	877	—
Distributions from subsidiaries	5	30	—	1,132	—	—	(1,167)	—
Change in restricted cash and cash equivalents	—	—	(3,598)	—	—	(3,513)	—	(7,111)
Other, net	—	(5)	—	—	(11)	—	—	(16)
Net cash flows from investing activities	(101)	(575)	(3,598)	1,032	(2,259)	(3,513)	(290)	(9,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	3,500	—	1,823	3,483	—	8,806
Repayments of long-term debt	—	—	—	(350)	(1,630)	—	—	(1,980)
Borrowings (payments) loans payable - related parties	—	—	112	(112)	—	—	—	—
Payment for debt issuance costs	—	—	(2)	—	—	(4)	—	(6)
Purchase of treasury stock	(19)	—	—	—	—	—	—	(19)
Proceeds from exercise of options and warrants	123	—	—	—	—	—	—	123
Contributions from parent	—	606	—	100	100	71	(877)	—
Distributions to parent	—	(30)	—	(5)	(1,132)	—	1,167	—
Other, net	—	7	—	—	(4)	—	—	3
Net cash flows from financing activities	104	583	3,610	(367)	(843)	3,550	290	6,927

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS	3	(5)	—	—	(16)	—	—	(18)
CASH AND CASH EQUIVALENTS, beginning of period	—	5	—	—	16	—	—	21

CASH AND CASH EQUIVALENTS, end of period	$3	$—	$—	$—	$—	$—	$—	$3

25.     Subsequent Events

In January 2017, Charter Operating entered into an amendment to its Credit Agreement decreasing the applicable LIBOR margin on both the term loan E and term loan F to 2.00% and eliminating the LIBOR floor.

In February 2017, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $1.0 billion aggregate principal amount of 5.125% senior notes due May 1, 2027.  The net proceeds will be used to redeem CCO Holdings’ 6.625% senior notes due 2022, pay related fees and expenses and for general corporate purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: February 17, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: February 17, 2017	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 17, 2017
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	February 17, 2017
Gregory B. Maffei	and President

/s/Mark D. Carleton	Chief Financial Officer	February 17, 2017
Mark D. Carleton	(Principal Financial Officer and Principal Accounting Officer)

/s/J. David Wargo	Director	February 17, 2017
J. David Wargo

/s/Richard R. Green	Director	February 17, 2017
Richard R. Green

/s/John E. Welsh III	Director	February 17, 2017
John E. Welsh III

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Reorganization Agreement, dated as of October 28, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713) (the “November 10, 2014 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation of Liberty Broadband Corporation (incorporated by reference to Exhibit 3.1 to the November 10, 2014 8-K).

3.2	Amended and Restated Bylaws of Liberty Broadband Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2015 (File No. 001-3671)).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1

Specimen Certificate for shares of Series A Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2014 (File No. 333-197619) (the “S-1”)).

4.2	Specimen Certificate for shares of Series B Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 to the S-1).

4.3	Specimen Certificate for shares of Series C Common Stock of the Registrant (incorporated by reference to Exhibit 4.3 to the S-1).

4.4

Form of Margin Loan Agreements (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on November 4, 2014 (File No. 333-197619)).

4.5

Form of Amendment No. 1 to Margin Loan Agreements, dated as of March 21, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 9, 2016 (File No. 001-36713) (the “First Quarter 2016 10-Q”)).

4.6	Form of Margin Loan Agreements, dated as of March 21, 2016 (incorporated by reference to Exhibit 4.2 to the First Quarter 2016 10-Q).

10 - Material Contracts:

10.1

Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 22, 2015 (File No. 001-36713)).

10.2

Liberty Broadband Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on November 21, 2014 (File No. 333-200436)).

10.3

Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 17, 2014 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 13, 2015 (File No. 001-36713)).

10.4

Stockholders Agreement, dated as of March 19, 2013, by and among Charter Communications, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 9, 2013 (File No. 001-35707)).

10.5

Amendment to Stockholders Agreement, dated as of September 29, 2014, by and among Charter Communications, Inc., Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 7(d) to Liberty Media Corporation’s Schedule 13D in respect of common stock of Charter Communications, Inc., filed on October 10, 2014).

10.6

Second Amended and Restated Stockholders Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC, Liberty Broadband Corporation, and Advance/Newhouse Partnership (incorporated by reference to Annex C to CCH I, LLC’s Registration Statement on Form S-4 filed on June 26, 2015 (File No. 333-205240)).

10.7

Letter Agreement to the Second Amended and Restated Stockholders Agreement, dated May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership, CCH I, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 7(p) to Amendment No. 3 to Liberty Broadband Corporation’s Schedule 13D in respect of common stock of Charter Communications, Inc., filed on May 26, 2016 (File No. 005-57191) (the “May 26, 2016 13D/A”)).

10.8

Proxy and Right of First Refusal Agreement, dated as of May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership, Charter Communications, Inc. and CCH I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2016 (File No. 001-36713) (the “May 20, 2016 8-K”)).

10.9

Investment Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2015 (File No. 001-36713) (the “May 29, 2015 8-K”)).

10.10	Voting Agreement, dated May 23, 2015, by and between Time Warner Cable Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the May 29, 2015 8-K).

10.11

Contribution Agreement, dated May 23, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Charter Communications, Inc. CCH I, LLC and Nina Corporation I, Inc. (incorporated by reference to Exhibit 10.3 to the May 29, 2015 8-K).

10.12

Proxy and Right of First Refusal Agreement, dated as of May 23, 2015, by and between Liberty Broadband Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.4 to the May 29, 2015 8-K).

10.13

Amendment No. 1 to the Proxy and Right of First Refusal Agreement, dated May 13, 2016, by and among Liberty Broadband Corporation, Liberty Interactive Corporation and LV Bridge, LLC (incorporated by reference to Exhibit 7(n) to the May 26, 2016 13D/A).

10.14

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, JANA Nirvana Master Fund, L.P., JANA Master Fund, Ltd., and Coatue Offshore Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to the May 29, 2015 8-K).

10.15	Amended and Restated Investment Agreement, dated May 29, 2015, by and between Liberty Broadband Corporation and Quantum Partners LP (incorporated by reference to Exhibit 10.6 to the May 29, 2015 8-K).

10.16	Registration Rights Agreement, dated May 18, 2016, by and between Liberty Broadband Corporation and Quantum Partners LP (incorporated by reference to Exhibit 10.2 to the May 20, 2016 8-K).

10.17

Amended and Restated Investment Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Soroban Master Fund LP and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.7 to the May 29, 2015 8-K).

10.18

Amended and Restated Assignment and Assumption Agreement, dated May 28, 2015, by and among Liberty Broadband Corporation, Liberty Interactive Corporation, Soroban Master Fund LP, and Soroban Opportunities Master Fund LP (incorporated by reference to Exhibit 10.8 to the May 29, 2015 8-K).

10.19	Tax Sharing Agreement, dated as of November 4, 2014, between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the November 10, 2014 8-K).

10.20	Services Agreement, dated as of November 4, 2014, by and between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the November 10, 2014 8-K).

10.21

Facilities Sharing Agreement, dated as of November 4, 2014, by and among Liberty Broadband Corporation, Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 8-K).

10.22

Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 15, 2014 (File No. 333-197619)).

10.23

Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 12, 2016 (File No. 001-36713) (the “2015 10-K”).

10.24

Aircraft Time Sharing Agreement, dated as of November 4, 2014, by and among Liberty Citation, Inc., Liberty Denver Arena, LLC and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.5 to the November 10, 2014 8-K).

10.25

Form of Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.21 to the 2015 10-K).

10.26

Form of Restricted Stock Award Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.22 to the 2015 10-K).

10.27

Registration Rights Agreement, dated as of May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership and Charter Communications, Inc. (incorporated by reference to Exhibit 10.3 to Charter Communications, Inc.’s Current Report on Form 8-K (File No. 001-33664), filed on May 20, 2016).

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