Form 10-Q
period 2017-03-31
Liberty Broadband Corp
filed 2017-05-03
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of April 17, 2017 was:

Series A common stock	26,278,751
Series B common stock	2,467,509
Series C common stock	153,070,669

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2017	2016
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$247,872	205,728
Trade and other receivables, net	1,155	878
Derivative instruments	—	49,019
Other current assets	2,545	2,794
Total current assets	251,572	258,419
Investment in Charter, accounted for using the equity method (note 4)	9,330,239	9,315,253
Property and equipment, net	601	710
Goodwill (note 5)	6,497	6,497
Intangible assets subject to amortization, net (note 5)	7,752	8,596
Other assets, at cost, net of accumulated amortization	1,453	1,485
Total assets	$9,598,114	9,590,960
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,218	7,931
Deferred revenue	1,422	2,171
Current portion of debt (note 6)	598,842	400,000
Other current liabilities	1,876	2,014
Total current liabilities	609,358	412,116
Debt (note 6)	—	198,512
Deferred income tax liabilities	506,981	504,644
Deferred revenue	2,556	2,596
Total liabilities	1,118,895	1,117,868
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,278,751 shares at March 31, 2017 and 26,251,533 shares at December 31, 2016	262	262
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,467,509 shares at March 31, 2017 and 2,467,509 shares at December 31, 2016	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 153,070,669 shares at March 31, 2017 and 153,019,547 shares at December 31, 2016	1,531	1,530
Additional paid-in capital	7,948,970	7,945,883
Accumulated other comprehensive earnings, net of taxes	7,780	7,656
Retained earnings	520,651	517,736
Total equity	8,479,219	8,473,092
Commitments and contingencies (note 8)
Total liabilities and equity	$9,598,114	9,590,960

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2017	2016
	(amounts in thousands, except per share amounts)
Revenue	$3,140	3,831
Operating costs and expenses
Operating, including stock-based compensation (note 7)	615	668
Selling, general and administrative, including stock-based compensation (note 7)	5,544	8,806
Research and development, including stock-based compensation (note 7)	2,390	2,711
Depreciation and amortization	953	986
	9,502	13,171
Operating income (loss)	(6,362)	(9,340)
Other income (expense):
Interest expense	(4,555)	(2,441)
Dividend and interest income	338	2,189
Share of earnings (losses) of affiliates (note 4)	18,922	(70,278)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	981	45,005
Gain (loss) on dilution of investment in affiliate (note 4)	(32,138)	(1,724)
Other, net	(1)	71
Net earnings (loss) before income taxes	(22,815)	(36,518)
Income tax benefit (expense)	8,370	14,277
Net earnings (loss) attributable to Liberty Broadband shareholders	$(14,445)	(22,241)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.08)	(0.22)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.08)	(0.22)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2017	2016
	(amounts in thousands)
Net earnings (loss)	$(14,445)	(22,241)
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	—	(188)
Share of other comprehensive earnings (loss) of equity method affiliates	124	318
Other comprehensive earnings (loss), net of taxes	124	130
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$(14,321)	(22,111)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2017	2016
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(14,445)	(22,241)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	953	986
Stock-based compensation	1,448	1,622
Share of (earnings) losses of affiliates	(18,922)	70,278
(Gain) loss on dilution of investment in affiliate	32,138	1,724
Realized and unrealized (gains) losses on financial instruments, net	(981)	(45,005)
Deferred income tax expense (benefit)	(8,380)	(12,732)
Other, net	87	59
Changes in operating assets and liabilities:
Current and other assets	3	8,302
Payables and other liabilities	(1,502)	(3,811)
Net cash provided (used) by operating activities	(9,601)	(818)
Cash flows from investing activities:
Capital expended for property and equipment	—	(20)
Purchases of short term investments and other marketable securities	—	(77,685)
Sales of short term investments and other marketable securities	—	9,014
Other investing activities, net	—	253
Net cash provided (used) by investing activities	—	(68,438)
Cash flows from financing activities:
Borrowings of debt	—	200,000
Proceeds from settlements of financial instruments	50,000	—
Other financing activities, net	1,745	(683)
Net cash provided (used) by financing activities	51,745	199,317
Net increase in cash	42,144	130,061
Cash and cash equivalents, beginning of period	205,728	655,079
Cash and cash equivalents, end of period	$247,872	785,140

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2017	$—	262	25	1,530	7,945,883	7,656	517,736	8,473,092
Net earnings (loss)	—	—	—	—	—	—	(14,445)	(14,445)
Other comprehensive loss	—	—	—	—	—	124	—	124
Stock-based compensation	—	—	—	—	1,343	—	—	1,343
Issuance of common stock upon exercise of stock options	—	—	—	1	1,744	—	—	1,745
Cumulative effect of accounting change at Charter (note 4)	—	—	—	—	—	—	17,360	17,360
Balance at March 31, 2017	$—	262	25	1,531	7,948,970	7,780	520,651	8,479,219

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

On May 18, 2016, Time Warner Cable merged with Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in CCH I, LLC (“Charter”), a former subsidiary of Legacy Charter, becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC (“Bright House”) from Advance/Newhouse Partnership (“A/N”) by Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Legacy Charter, Charter (for accounting purposes a related party of the Company), Liberty Interactive Corporation (“Liberty Interactive,” for accounting purposes a related party of the Company) and Time Warner Cable. As a result of the Time Warner Cable Merger and Bright House Transaction (collectively, the “Transactions”), Liberty Broadband exchanged its shares of Time Warner Cable for shares of Charter and purchased additional shares of Charter. As a result, and pursuant to proxy agreements entered into with Liberty Interactive and A/N, Liberty Broadband controls 25.01% of the aggregate voting power of Charter. See note 4 for additional detail regarding these transactions and corresponding agreements.

The Company’s wholly owned subsidiary, Skyhook Holding, Inc. (formerly known as TruePosition, Inc.), was originally incorporated to provide technology for locating wireless phones and other mobile devices through a passive network overlay system using its patented U-TDOA technology (“U-TDOA service”). In February 2014, Skyhook Holding, Inc. acquired 100% of the outstanding common shares of Skyhook Wireless, Inc., which operates a global location network containing billions of geolocated Wi-Fi access points (“Wi-Fi location software solution”) and cell towers that serve as the reference infrastructure for providing location services. In 2015, one of Skyhook Holding, Inc.’s customers, a wireless carrier utilizing the legacy U-TDOA service which accounted for approximately 80% - 90% of consolidated revenue at the time, gave notice that it planned to discontinue use of the U-TDOA service and did not intend to renew its contract, which expired on December 31, 2015. The loss of this customer had a material adverse effect on Skyhook Holding, Inc.’s business. As a result of the loss of this wireless carrier customer, further changes in the regulatory environment and a shift in the overall market for the legacy U-TDOA service, Skyhook Holding, Inc. ceased making further investment in its U-TDOA products. In 2016, Skyhook Holding, Inc. and Skyhook Wireless, Inc. combined operations in order to focus on the development and sale of the suite of location and context products, and are referred to collectively herein as “Skyhook.”

The accompanying (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Broadband's Annual Report on

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Form 10-K for the year ended December 31, 2016. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the third quarter of 2016.  In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. Based on the Company’s analysis, no cumulative effect adjustment to retained earnings was necessary for tax benefits that were not previously recognized and for adjustments to compensation cost based on actual forfeitures. The presentation changes for excess tax benefits have been applied retrospectively in the condensed consolidated statements of cash flows, however there were no excess tax benefits reclassified for the three months ended March 31, 2016.

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have identified the Company’s various revenue streams and are working with our consolidated subsidiary to evaluate the quantitative effects of the new guidance. The Company has not yet selected a transition method. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Among other things, pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $746 thousand and $1.0 million was reimbursable to Liberty for the three months ended March 31, 2017 and 2016, respectively.

(2) Earnings (Loss) per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. The basic and diluted EPS calculations are based on the following weighted average number of shares of outstanding common stock.

	Liberty Broadband Common Stock
	Three months	Three months
	ended	ended
	March 31, 2017	March 31, 2016
	(numbers of shares in thousands)
Basic WASO	181,771	103,279
Potentially dilutive shares (1)	1,274	389
Diluted WASO	183,045	103,668

(1)   Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(3) Assets and Liabilities Measured at Fair Value

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of March 31, 2017, the Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 2 or Level 3.

The Company’s assets and (liabilities) measured at fair value are as follows:

	March 31, 2017			December 31, 2016
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
(amounts in thousands)
Cash equivalents	$241,185	241,185	—	198,011	198,011	—
Derivative instruments (1)	$—	—	—	49,019	—	49,019

_________________________

(1)

As of December 31, 2016, the Company had an outstanding zero-strike call option on 704,908 shares of Liberty Broadband Series C common stock which expired in March 2017. The Company prepaid a premium of $47.9 million in December 2016. Liberty Broadband exercised its option to settle the contract in cash in March 2017. The Company accounted for the zero-strike call option as a financial instrument asset due to its settlement provisions.  Subsequent to March 31, 2017, the Company entered into another zero-strike call option on 600,242 shares of Liberty Broadband Series C common stock. The Company prepaid a premium of $50.0 million in April 2017.

The fair value of Level 2 derivative instruments were derived from a Black-Scholes model using observable market data as the significant inputs. The inputs used in the model during the period outstanding (exclusive of the applicable trading price of Series C Liberty Broadband common stock and the strike prices associated with the call options) were as follows:

	Range
Volatility	21.1%	—	21.5%
Interest rate	1.0%	—	1.0%
Dividend yield	0.0%	—	0.0%

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2017	2016
	(amounts in thousands)
Time Warner Cable investment (1)	$—	45,005
Derivative instruments (2)	981	—
	$981	45,005

(1)

As discussed in note 4, Time Warner Cable merged with Charter on May 18, 2016.  Therefore the Company no longer has an investment in Time Warner Cable as of May 18, 2016, and the unrealized gain (loss) related to our investment in Time Warner Cable is recorded through this date. In connection with the merger, the Company exchanged, in a tax-free transaction, its shares of Time Warner Cable for shares of Charter Class A common stock.

(2)  As of December 31, 2016, the Company had an outstanding zero-strike call option on 704,908 shares of Liberty Broadband Series C common stock which expired in March 2017. Liberty Broadband exercised its option to settle the contract in cash in March 2017.

(4) Investment in Charter Accounted for Using the Equity Method

In May 2013, Liberty acquired approximately 26.9 million shares of common stock and approximately 1.1 million warrants to purchase shares of Legacy Charter common stock for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Legacy Charter at the time of purchase and price per share of $95.50. Liberty funded the purchase with a combination of cash on hand of approximately $1.2 billion and new margin loan arrangements. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an initial excess basis in the investment of $2,532 million. The investment in Legacy Charter is accounted for as an equity method affiliate based on the ownership interest obtained and the board seats held by individuals appointed by Liberty.

During May 2014, Liberty purchased 897 thousand Legacy Charter shares for approximately $124.5 million. During November 2014, subsequent to the Broadband Spin-Off, Liberty Broadband exercised all of its outstanding warrants to purchase shares of Legacy Charter common stock for approximately $52 million.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Transactions Completed in Connection with the Time Warner Cable Merger

Charter Investment Agreement

On May 18, 2016, Liberty Broadband completed its previously announced investment in Charter in accordance with the investment agreement dated May 23, 2015 by and among Liberty Broadband, Legacy Charter and Charter (the “Charter Investment Agreement”). Pursuant to the Charter Investment Agreement, immediately following the consummation of the Time Warner Cable Merger, Liberty Broadband purchased from Charter $4.3 billion of shares of Charter Class A common stock, par value $0.001 per share, at a price per share of $195.70 following adjustment by the applicable exchange ratio. As a result, Liberty Broadband received approximately 22.0 million shares of Charter Class A common stock. Liberty Broadband funded its purchase of these shares of Charter Class A common stock with proceeds from the issuance of Liberty Broadband Series C common stock.

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

Liberty Interactive Proxy Agreement

Pursuant to the Proxy and Right of First Refusal Agreement, dated May 23, 2015, as amended (the “Liberty Interactive Proxy Agreement”), by and between Liberty Broadband and Liberty Interactive, Liberty Interactive granted Liberty Broadband an irrevocable proxy to vote all shares of Charter common stock owned beneficially or of record by Liberty Interactive following the closing of the Time Warner Cable Merger, for a five year term subject to extension upon the mutual agreement of both parties, subject to certain limitations. So long as the Liberty Interactive Proxy Agreement is in effect, Liberty Broadband also has a right of first refusal (“ROFR”) to purchase all or a portion of any shares of Charter common stock which Liberty Interactive proposes to transfer, subject to certain limitations.

Transactions Completed in Connection with the Bright House Transactions

Second Amended and Restated Stockholders Agreement

On May 18, 2016, pursuant to the Stockholders Agreement, upon the closing of the Bright House Transaction, Liberty Broadband purchased from Charter approximately 3.7 million additional shares of Charter Class A common stock at a price per share of $191.33 following adjustment by the applicable exchange ratios, for an aggregate purchase price of $700 million. Liberty Broadband funded its $700 million purchase in shares of Charter through cash on hand and margin loan draws (note 6).

Proxy and Right of First Refusal Agreement

In connection with the Bright House Transaction, on May 18, 2016, A/N and Liberty Broadband entered into a proxy and right of first refusal agreement, as amended (“A/N Proxy”), pursuant to which A/N granted Liberty Broadband a five-year proxy to vote shares of Charter held by A/N, capped at a number of shares representing 7% of the voting power of Charter’s outstanding shares. As a result of the A/N Proxy and the Liberty Interactive Proxy Agreement, Liberty Broadband controls 25.01% of the aggregate voting power of Charter following the completion of the Time Warner Cable Merger and the Bright House Transaction and is Charter’s largest stockholder.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

So long as the A/N Proxy is in effect, if A/N proposes to transfer common units of Charter Communications Holdings, LLC (which units are exchangeable into Charter shares and which will, under certain circumstances, result in the conversion of certain shares of Class B Common Stock into Charter shares) or Charter shares, in each case, constituting either (i) shares representing the first 7.0% of the outstanding voting power of Charter held by A/N or (ii) shares representing the last 7.0% of the outstanding voting power of Charter held by A/N, Liberty Broadband will have a ROFR to purchase all or a portion of any such securities A/N proposes to transfer.  The purchase price per share for any securities sold to Liberty Broadband pursuant to the ROFR will be the volume-weighted average price of Charter shares for the two trading day period before the notice of a proposed sale by A/N, payable in cash.  Certain transfers are permitted to affiliates of A/N, subject to the transferee entity entering into an agreement assuming the transferor’s obligations under the Proxy Agreement.

Investment in Charter

For discussion purposes the term “Charter” will be used to discuss both our previous and current holdings in Legacy Charter and Charter.  It is noted that the ticker symbol for the Class A common stock of each of Legacy Charter and Charter are the same, and that in connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in Charter, a former subsidiary of Legacy Charter, becoming the new publicly traded parent company.

As of March 31, 2017, the carrying value of Liberty Broadband’s ownership in Charter was approximately $9,330 million. The market value of Liberty Broadband’s ownership in Charter as of March 31, 2017 was approximately $17,699 million, which represented an approximate economic ownership of 20% of the outstanding equity of Charter as of that date.

The excess basis is $1,302 million as of March 31, 2017 and has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Property and equipment	$206
Customer relationships	369
Franchise fees	1,170
Trademarks	29
Goodwill	217
Debt	(24)
Deferred income tax liability	(665)
$1,302

Upon acquisition, Liberty Broadband ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the effective interest rate method. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $12.1 million and $22.1 million, net of related taxes, for the three months ended March 31, 2017 and 2016, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $32.1 million and $1.7 million during the three months ended March 31, 2017 and 2016, respectively. The dilution loss during the three months ended March 31, 2017 was attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share. The dilution loss during the three months ended March 31, 2016 was attributable to dilution from Charter warrant and stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounting Change

Charter adopted ASU 2016-09 on January 1, 2017. Upon adoption of ASU 2016-09, Charter recognized excess tax benefits of approximately $136 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment to retained earnings. The impact of this entry on the Company’s equity is reflected in the line item Cumulative effect of accounting change at Charter in the condensed consolidated statement of equity.

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheet

	March 31, 2017	December 31, 2016
Current assets	$4,666	3,300
Property and equipment, net	32,699	32,963
Goodwill	29,526	29,509
Intangible assets, net	81,220	81,924
Other assets	1,333	1,371
Total assets	$149,444	149,067
Current liabilities	9,520	9,572
Deferred income taxes	26,576	26,665
Long-term debt	60,837	59,719
Other liabilities	2,607	2,745
Equity	49,904	50,366
Total liabilities and shareholders’ equity	$149,444	149,067

Charter condensed consolidated statement of operations

	Three months ended
	March 31,
	2017	2016
Revenue	$10,164	2,530
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	(6,579)	(1,671)
Depreciation and amortization	(2,550)	(539)
Other operating expenses, net	(94)	(18)
	(9,223)	(2,228)
Operating income	941	302
Interest expense, net	(713)	(454)
Other income (expense), net	8	(8)
Income tax benefit (expense)	(25)	(28)
Net income (loss)	211	(188)
Less: Net income attributable to noncontrolling interests	(56)	—
Net income (loss) attributable to Charter shareholders	$155	(188)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2017.

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	March 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$10,823	(8,844)	1,979	10,823	(8,450)	2,373
Customer relationships	10,213	(5,781)	4,432	10,213	(5,440)	4,773
Tradename	2,838	(1,622)	1,216	2,838	(1,528)	1,310
Capitalized software	850	(725)	125	850	(710)	140
	$24,724	(16,972)	7,752	24,724	(16,128)	8,596

Skyhook’s patents are amortized straight-line over three and a half years and Skyhook’s tradename and customer relationship are amortized straight-line over five and a half years. Capitalized software intangible assets are amortized over three to five years. Amortization expense was $843 thousand and $858 thousand for the three months ended March 31, 2017 and 2016, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of March 31, 2017 is as follows (amounts in thousands):

Remainder of 2017	$2,525
2018	$2,573
2019	$1,785
2020	$869
2021	$—

(6) Debt

Outstanding debt at March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31, 2017	December 31, 2016
	amounts in thousands
2014 Margin Loans	400,000	400,000
2016 Margin Loans	200,000	200,000
Total	$600,000	600,000

2014 Margin Loans

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company (“BroadbandSPV”) entered into two margin loan agreements (the “2014 Margin Loan Agreements”) with each of the lenders party thereto. The 2014 Margin Loan Agreements permit BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the “2014 Margin Loans”). The maximum borrowing capacity of $400 million under the 2014 Margin Loan Agreements was outstanding at March 31, 2017. The maturity date of the 2014 Margin Loans is October 30, 2017, accordingly the debt is

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

classified as current as of March 31, 2017. Borrowings under the 2014 Margin Loan Agreements bear interest at the three-month LIBOR rate plus 1.55%, and have an unused commitment fee of 0.25% per annum based on the average daily unused portion of the 2014 Margin Loans. Borrowings outstanding under these margin loans bore interest at a rate of 2.70% per annum at March 31, 2017. Interest is payable quarterly in arrears beginning on December 31, 2014.

2016 Margin Loans

On March 21, 2016, a wholly-owned special purpose subsidiary of the Company (“Cheetah 5”), entered into two margin loan agreements (the “2016 Margin Loan Agreements” and together with the 2014 Margin Loan Agreements, the “Margin Loan Agreements”) with each of the lenders party thereto. The 2016 Margin Loan Agreements permit Cheetah 5, subject to certain funding conditions, to borrow initial term loans up to an aggregate principal amount equal to $200 million and delayed draw loans (the “Draw Loans”) up to an aggregate principal amount equal to $100 million, for an aggregate total of $300 million (collectively the “2016 Margin Loans”). Cheetah 5 had borrowed $200 million as of March 31, 2017 and had $100 million available to be drawn until March 21, 2017. During the first quarter of 2017, the availability period to draw on the $100 million was extended to September 21, 2017. The maturity date of the 2016 Margin Loans is March 21, 2018, accordingly the debt is classified as current as of March 31, 2017. Borrowings under the 2016 Margin Loans bear interest at the applicable LIBOR rate plus 2.10% per annum and have an unused commitment fee of 0.5% per annum based on the average daily unused portion of the Draw Loans. Borrowings outstanding under these margin loans bore interest at a rate of 3.25% per annum at March 31, 2017.  Interest is payable quarterly in arrears beginning on March 31, 2016. The proceeds of the 2016 Margin Loans were used for the Company’s additional investment in Charter during May 2016 (note 4). Borrowings may also be used for distribution as a dividend or a return of capital, for the purchase of margin stock and for general corporate purposes.

The Margin Loan Agreements contain various affirmative and negative covenants that restrict the activities of BroadbandSPV and Cheetah 5. The Margin Loan Agreements do not include any financial covenants.  The Margin Loan Agreements also contain restrictions related to additional indebtedness. In connection with Cheetah 5’s execution of the 2016 Margin Loan Agreements, the 2014 Margin Loan Agreements were amended to, among other things, permit the transactions under the 2016 Margin Loan Agreements and conform certain of the terms in the 2014 Margin Loan Agreements to the 2016 Margin Loan Agreements.

BroadbandSPV and Cheetah 5’s obligations under the Margin Loan Agreements, are guaranteed by the Company. In addition, BroadbandSPV and Cheetah 5’s obligations are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for BroadbandSPV and Cheetah 5 to meet the loan to value requirements under the Margin Loan Agreements. Each agreement contains language that indicates that Liberty Broadband, transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the Margin Loan Agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of March 31, 2017, 9.5 million shares of Charter with a value of $3.1 billion were pledged as collateral pursuant to the 2014 Margin Loans and the 2016 Margin Loans.

(7) Stock-Based Compensation

Liberty Broadband grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three months
	ended
	March 31,
	2017	2016
Operating expense	$1	2
Selling, general and administrative	1,220	1,546
Research and development	227	74
	$1,448	1,622

Liberty Broadband – Grants of Stock Options

There were no options to purchase shares of Series A, Series B or Series C common stock granted during the three months ended March 31, 2017.

The Company calculates the GDFV for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. Since Liberty Broadband common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on a blend of the historical volatility of Liberty Broadband and Charter common stock and the implied volatility of publicly traded Liberty Broadband and Charter options; as the most significant asset within Liberty Broadband, the volatility of Charter was considered in the overall volatility of Liberty Broadband.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

Liberty Broadband – Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2017	454	$32.47
Granted	—	$—
Exercised	(35)	$25.51
Forfeited/cancelled	—	$—
Outstanding at March 31, 2017	419	$33.05	2.7	$22
Exercisable at March 31, 2017	415	$32.95	2.7	$22

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2017	2,467	$42.45
Granted	—	$—
Exercised	(69)	$26.24
Forfeited/cancelled	—	$—
Outstanding at March 31, 2017	2,398	$42.92	5.9	$104
Exercisable at March 31, 2017	872	$33.45	2.8	$46

As of March 31, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $14 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

As of March 31, 2017, Liberty Broadband reserved 2.8 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Skyhook Equity Incentive Plans

Skyhook issued no phantom stock appreciation rights (“PARs”) or phantom stock units (“PSUs”) during the three months ended March 31, 2017. As of March 31, 2017, the fair value of outstanding PARs and PSUs was approximately $2.5 million. As of March 31, 2017, $1.6 million (Level 3) is included in Other current liabilities in the accompanying condensed consolidated balance sheet for the fair value of Skyhook’s vested long-term incentive plan obligations.

(8) Commitments and Contingencies

Leases

Skyhook leases various properties under operating leases expiring at various times through 2018. Skyhook’s two principal facilities are under lease through December 2017 and January 2018, respectively. Including amounts due to Liberty under the facilities sharing agreement, the Company’s total rental expense was $247 thousand and $251 thousand for each of the three months ended March 31, 2017 and 2016, respectively.

General Litigation

In the ordinary course of business, the Company and its consolidated subsidiary are parties to legal proceedings and claims involving alleged infringement of third-party intellectual property rights, defamation, and other claims, including infringement of the intellectual property rights of the Company and its consolidated subsidiary by third parties. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

Indemnification Claims

In the normal course of business, Skyhook provides indemnification to certain customers against specified claims that might arise against those customers from the use of Skyhook’s products. To date, Skyhook has not made any significant reimbursements to any of its customers for any losses related to these indemnification provisions. However, four such claims are currently pending. Skyhook is unable to estimate the maximum potential impact of these indemnification provisions on

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

its future results of operations, although Skyhook’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily. Accordingly, no accrual was recorded related to indemnification claims as of March 31, 2017 or December 31, 2016.

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. The Company’s largest customers, that accounted for greater than 10% of revenue, aggregated 67% and 70% of total revenue for the three months ended March 31, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

Liberty Broadband did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

(9) Segment Information

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

For the three months ended March 31, 2017, Liberty Broadband has identified the following consolidated subsidiary and equity method investment as its reportable segments:

•	Skyhook—a wholly owned subsidiary of the Company that provides a Wi-Fi based location platform focused on providing positioning technology and contextual location intelligence solutions.
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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

amounts attributable to Charter in the tables below. Although Liberty Broadband owns less than 100% of the outstanding shares of Charter, 100% of the Charter amounts are included in the schedule below and subsequently eliminated in order to reconcile the account totals to the Liberty Broadband condensed consolidated financial statements.

Performance Measures

	Three months ended March 31,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$3,140	(2,560)	3,831	(3,970)
Charter	10,164,000	3,560,000	2,530,000	865,000
Corporate and other	—	(1,401)	—	(2,762)
	10,167,140	3,556,039	2,533,831	858,268
Eliminate equity method affiliate	(10,164,000)	(3,560,000)	(2,530,000)	(865,000)
Consolidated Liberty Broadband	$3,140	(3,961)	3,831	(6,732)

Other Information

	March 31, 2017
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
Skyhook	$21,843	—	—
Charter	149,444,000	—	1,555,000
Corporate and other	9,576,271	9,330,239	—
	159,042,114	9,330,239	1,555,000
Eliminate equity method affiliate	(149,444,000)	—	(1,555,000)
Consolidated Liberty Broadband	$9,598,114	9,330,239	—

The following table provides a reconciliation of segment Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes:

	Three months
	ended March 31,
	2017	2016
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$(3,961)	(6,732)
Stock-based compensation	(1,448)	(1,622)
Depreciation and amortization	(953)	(986)
Operating income (loss)	(6,362)	(9,340)
Interest expense	(4,555)	(2,441)
Dividend and interest income	338	2,189
Share of earnings (loss) of affiliates	18,922	(70,278)
Realized and unrealized gains (losses) on financial instruments, net	981	45,005
Gain (loss) on dilution of investment in affiliate	(32,138)	(1,724)
Other, net	(1)	71
Earnings (loss) before income taxes	$(22,815)	(36,518)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the return on our investment in, and performance of, Charter Communications, Inc. (“Charter”); the ongoing integration of Charter, Time Warner Cable and Bright House’s operations; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiary and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

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

•

the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line providers, fiber to the home providers, video provided over the Internet by (i) market participants that have not historically competed in the multichannel video business, (ii) traditional multichannel video distributors, and (iii) content providers that have historically licensed cable networks to multichannel video distributors, and providers of advertising over the Internet;

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

•	Charter’s ability to promptly, efficiently and effectively integrate acquired operations;
•	the ability of Charter to manage a significantly larger company than before the completion of the Transactions;
•	diversion of management time on issues related to the integration of Time Warner Cable and Bright House’s operations;
•

changes in Charter’s, Time Warner Cable’s or Bright House’s (as they each existed before the Transactions were completed) operations, businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flows;

•	disruption in the existing business relationships of Charter, Time Warner Cable and Bright House as a result of the Transactions;
•	the increase in indebtedness as a result of the Transactions, which will increase interest expense and may decrease Charter’s operating flexibility;
•	operating costs and business disruption that may be greater than expected;
•	the ability to retain and hire key personnel; and
•	costs, disruptions and possible limitations on operating flexibility related to regulatory conditions applicable to Charter as a result of the Transactions.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

On May 18, 2016, Time Warner Cable merged with Legacy Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in CCH I, LLC, a former subsidiary of Legacy Charter (“Charter”), becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC (“Bright House” or “Legacy Bright House”) from Advance/Newhouse Partnership (“A/N”) by Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Legacy Charter, Charter, Liberty Interactive Corporation (“Liberty Interactive”) and Time Warner Cable. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband exchanged its shares of Time Warner Cable for shares of Charter and purchased additional shares of Charter. As a result, and pursuant to proxy agreements entered into with Liberty Interactive and A/N, Liberty Broadband controls 25.01% of the aggregate voting power of Charter. In addition, in connection with the Time Warner Cable Merger, Liberty Broadband funded its purchase of shares of Charter Class A common stock using proceeds of $4.4 billion related to subscriptions for approximately 78.3 million newly issued shares of Liberty Broadband Series C common stock.

The Company’s wholly owned subsidiary, Skyhook Holding, Inc. (formerly known as TruePosition, Inc.), was originally incorporated to provide technology for locating wireless phones and other mobile devices through a passive network overlay system using its patented U-TDOA technology (“U-TDOA service”). In February 2014, Skyhook Holding, Inc. acquired 100% of the outstanding common shares of Skyhook Wireless, Inc., which operates a global location network containing billions of geolocated Wi-Fi access points (“Wi-Fi location software solution”) and cell towers that serve as the reference infrastructure for providing location services. In 2015, one of Skyhook Holding, Inc.’s customers, a wireless carrier utilizing the legacy U-TDOA service which accounted for approximately 80% - 90% of consolidated revenue at the time, gave notice that it planned to discontinue use of the U-TDOA service and did not intend to renew its contract, which expired on December 31, 2015. The loss of this customer had a material adverse effect on Skyhook Holding, Inc.’s business. As a result of the loss of this wireless carrier customer, further changes in the regulatory environment and a shift in the overall market for the legacy U-TDOA service, Skyhook Holding, Inc. ceased making further investment in its U-TDOA products. In 2016, Skyhook Holding, Inc. and Skyhook Wireless, Inc. combined operations in order to focus on the development and sale of the suite of location and context products, and are referred to collectively herein as “Skyhook.”

The financial information represents a consolidation of the historical financial information of Skyhook, Liberty Broadband’s interest in Charter, Liberty Broadband’s former minority equity investment in Time Warner Cable and certain deferred tax liabilities. This financial information refers to the consolidation of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” here and in the notes to the accompanying condensed consolidated financial statements.

Results of Operations—Consolidated—March 31, 2017 and 2016

Consolidated operating results:

	Three months ended
	March 31,
	2017	2016
	(amounts in thousands)
Revenue	$3,140	3,831
Operating expense	614	666
Research and development	2,163	2,637
Selling, general and administrative	4,324	7,260
Stock-based compensation	1,448	1,622
Depreciation and amortization	953	986
Operating income (loss)	(6,362)	(9,340)
Less impact of stock-based compensation and depreciation and amortization	2,401	2,608
Adjusted OIBDA	$(3,961)	(6,732)

Revenue

Revenue decreased $691 thousand for the three months ended March 31, 2017, as compared to the same period in the prior year. The decrease in revenue for the three months ended March 31, 2017 was due to a decline in revenue from Skyhook’s legacy U-TDOA service offering as the contracts for that service wind-down and terminate. Revenue from Skyhook’s Wi-Fi location software solution offerings were generally flat compared to the prior year.

Operating expense, research and development, and selling, general and administrative expenses

Operating expense, research and development expense, and selling, general, and administrative expense decreased by $52 thousand, $474 thousand, and $2.9 million, respectively, for the period ended March 31, 2017, as compared to the same period in the prior year, primarily as a result of headcount reductions and other cost containment measures taken by Skyhook related to the run-off of the U-TDOA business. Selling, general and administrative expense for the three months ended March 31, 2017 was further impacted by reduced legal expenses of $1.4 million compared to the same period in the prior year. Legal expenses decreased in the current year due to legal expenses associated with the Transactions in the first quarter of 2016.

Stock-based compensation

The decrease in stock-based compensation of $174 thousand for the three months ended March 31, 2017, as compared to the corresponding period in the prior year, was due to a decrease in the number of vested outstanding awards under Skyhook’s long-term incentive plans as a result of headcount reductions, partially offset by adjustments made to certain outstanding awards which increased their fair value coupled with additional grants of awards made during 2016.

Depreciation and amortization

Depreciation and amortization expense decreased by $33 thousand during the three months ended March 31, 2017, as compared to the corresponding period in the prior year, due to certain assets becoming fully depreciated.

Operating income (loss)

Operating loss decreased $3.0 million for the three months ended March 31, 2017, as compared to the same period in the prior year due to the items discussed above.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 9 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes.

Adjusted OIBDA increased $2.8 million during the three months ended March 31, 2017, as compared to the same period in the prior year. Adjusted OIBDA for the three months ended March 31, 2017 and 2016 includes $1.4 million and $2.8 million of corporate selling, general and administrative costs, respectively. The decrease in corporate selling, general and administrative costs was primarily due to the decreased legal expenses discussed above. The increase in Skyhook Adjusted OIBDA for the three months ended March 31, 2017 was due to reduced expenses resulting primarily from headcount reductions and other cost containment measures as discussed above, partially offset by decreased revenue as discussed above.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2017	2016
	(amounts in thousands)
Other income (expense):
Interest expense	$(4,555)	(2,441)
Dividend and interest income	338	2,189
Share of earnings (losses) of affiliates	18,922	(70,278)
Realized and unrealized gains (losses) on financial instruments, net	981	45,005
Gain (loss) on dilution of investment in affiliate	(32,138)	(1,724)
Other, net	(1)	71
	$(16,453)	(27,178)

Interest expense

Interest expense increased $2.1 million during the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The increase was primarily due to additional amounts outstanding on the 2014 Margin Loan Agreements and 2016 Margin Loan Agreements (as defined in note 6 to the accompanying condensed consolidated financial statements) during the current period as compared to corresponding period in the prior year.

Dividend and interest income

Dividend and interest income decreased $1.9 million during the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The decrease in dividend and interest income for the three months ended March 31, 2017, as compared to the same period in the prior year, was the result of a loss of dividend income due to the Time Warner Cable Merger during May 2016.

Share of earnings (losses) of affiliates

Share of earnings of affiliates increased $89.2 million during the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of  $12.1 million and $22.1 million, net of related taxes, for the three months ended March 31, 2017 and 2016, respectively, due to the amortization related to the excess basis of assets with identifiable useful lives and debt. The decrease in the share of losses of affiliates in the period ended March 31, 2017, as compared to the same period in the prior year, was the result of debt retirements at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations, as well as pro forma information for the period ended March 31, 2016 as if the Transactions had been completed on January 1, 2015.

	Three months ended		Three months ended
	March 31,		March 31,
	2017	2016	2016
	(amounts in millions)		Pro Forma
Revenue	$10,164	2,530	9,742
Operating expenses, excluding stock-based compensation	(6,604)	(1,665)
Adjusted OIBDA	3,560	865	3,410
Depreciation and amortization	(2,550)	(539)
Stock-based compensation	(69)	(24)
Operating income	941	302	1,059
Other expenses, net	(705)	(462)
Net earnings (loss) before income taxes	236	(160)
Income tax benefit (expense)	(25)	(28)
Net earnings (loss)	$211	(188)

Charter net earnings increased $399 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year.

Charter’s revenue increased $7,634 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year. Revenue growth primarily reflects the Transactions and increases in the number of residential Internet and triple play customers and in commercial business customers, growth in rates driven by higher equipment revenue and rate increases offset by a decrease in basic video customers.  The Transactions increased revenue for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 by approximately $7.5 billion.  On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, total revenue growth was 4.3% for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to growth in Charter’s Internet and commercial businesses, offset by an early contract termination benefit at Legacy TWC and Legacy Bright House in 2016 and accrued credits to be provided to certain TWC customers.

The increase in revenue during the three months ended March 31, 2017 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation of $4,939 million. The increase in operating expenses was primarily attributable to the Transactions.  Operating costs also increased due to an increase in programming costs as a result of annual contractual rate adjustments, including increases in amounts paid for retransmission consents and the introduction of new networks offset by synergies as a result of the Transactions. Charter expects programming expenses to continue to increase in future periods, and does not expect to be able to pass the cost increases on to its customers without a potential loss of customers.

Depreciation and amortization increased $2,011 million during the three months ended March 31, 2017, compared to the same period in the prior year. The increase in depreciation and amortization expense was the result of additional depreciation and amortization related to the Transactions inclusive of the incremental amounts as a result of the higher fair values recorded in acquisition accounting. Stock compensation expense increased $45 million during the three months ended March 31, 2017, compared to the same period in the prior year, primarily due to the Transactions.

Charter’s Adjusted OIBDA increased as a result of the discussion above. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, Adjusted OIBDA increased by $150 million as a result of an increase in residential and commercial revenue, offset by increases in programming costs and other expenses.

Charter’s results were also impacted by an increase in other expenses, net of $243 million for the three months ended March 31, 2017. The increase in other expenses, net was primarily attributable to $242 million of additional interest expense that was recognized during the three months ended March 31, 2017, as compared to the same period in the prior year, related to debt assumed from Legacy TWC.

Income tax expense decreased $3 million for the three months ended March 31, 2017. Income tax expense for the three months ended March 31, 2017, was reduced by approximately $56 million due to the recognition of excess tax benefits resulting from share based compensation as a component of the provision for income taxes as a result of the adoption of ASU 2016-09.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net declined $44 million for the three months ended March 31, 2017, as compared to the corresponding period in the prior year.  The realized gains during the three months ended March 31, 2017 were related to the settlement of the zero-strike call options (see discussion in note 3 to the accompanying condensed consolidated financial statements). The net realized and unrealized gains of $45 million during the three months ended March 31, 2016,  were primarily attributable to gains in the fair value of our investment in Time Warner Cable, due to increases in the Time Warner Cable stock price during the period.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate declined $30.4 million during the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to the Company’s increased basis in Charter as a result of the Transactions, along with an increase in issuance of Charter common stock from the exercise stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. The loss during the three months ended March 31, 2016 was due to the issuance of Charter common stock from the exercise of warrants and stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter warrants and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Other, net

Other, net during the three months ended March 31, 2017 is primarily attributable to tax penalties. Other, net during the three months ended March 31, 2016 is attributable to a gain on the sale of shares of a certain Skyhook cost investment.

Income tax benefit (expense)

During the three months ended March 31, 2017, we had an income tax benefit of $8.4 million, and the effective rate was approximately 36.7%.  For the three months ended March 31, 2016 we had an income tax benefit of $14.3 million, and the effective tax rate was approximately 39.1%. The difference between the effective income tax rate of 36.7% and the U.S. Federal income tax rate of 35% for the three months ended March 31, 2017 is primarily due to the effect of state income taxes. The difference between the effective income tax rate of 39.1% and the U.S. Federal income tax rate of 35% for the three months ended March 31, 2016 is primarily due to the effect of state income taxes.

Liquidity and Capital Resources

As of March 31, 2017 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries), proceeds from asset sales, monetization of our investments, debt borrowings, equity issuances, and dividend and interest receipts.

As of March 31, 2017 Liberty Broadband had a cash balance of $248 million.

	Three months ended March 31,
	2017	2016
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(9,601)	(818)
Net cash provided (used) by investing activities	$—	(68,438)
Net cash provided (used) by financing activities	$51,745	199,317

Cash used by operating activities for both periods presented is primarily the result of the loss of Skyhook’s most significant customer on December 31, 2015, and operating expenses that exceeded revenue in both periods as a result of the loss of this customer.  The increase in cash used by operating activities in the three months ended March 31, 2017, as compared to the same period in the prior year, was primarily the result of timing differences in cash receipts and payments.

During the three months ended March 31, 2017, net cash flows from financing activities primarily related to the settlement of the zero-strike call options (see note 3 to the accompanying condensed consolidated financial statements). The Company had net borrowings of $197.9 million during the three months ended March 31, 2016.

The projected use of our cash will be primarily to fund any operational needs of our subsidiary, to service debt, to fund potential investment opportunities, and refinance Liberty Broadband’s margin loans that come due in 2017 and 2018. We expect our potential sources of liquidity (discussed above) and corporate cash to cover corporate expenses and future obligations.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by achieving what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We anticipate achieving this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and/or (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2017, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$600	2.9%	$—	NA

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes "Legal Proceedings" under Item 3 of Part I. Other than as described below, there have been no material changes from the legal proceedings described in our Form 10-K.

In connection with the formerly proposed Comcast-Time Warner Cable merger, eight putative class action complaints were filed on behalf of purported Time Warner Cable stockholders in the New York Supreme Court (the “NY Actions”) and the Court of Chancery of the State of Delaware. These complaints named as defendants Time Warner Cable, Comcast Tango Acquisition Sub, Inc. and their respective officers and directors. The complaints generally alleged, among other things, that the members of the Time Warner Cable and Comcast boards of directors breached their fiduciary duties to their respective stockholders during merger negotiations by entering into the merger agreement and approving the merger, and that Time Warner Cable, Comcast and the holding company created to merge the companies aided and abetted such breaches of fiduciary duties. The complaints further alleged that the joint proxy statement/prospectus filed by Comcast with the SEC on March 20, 2014 was misleading or omitted certain material information. The complaints sought unspecified declaratory and equitable relief, compensatory damages in an unspecified amount, injunctive relief and costs and fees. The parties entered into a settlement agreement, conditioned on the consummation of the Comcast-Time Warner Cable merger. Now that the Comcast-Time Warner Cable merger agreement has been terminated, this settlement agreement is no longer operative.

On June 29, 2015, the parties in the NY Actions filed a stipulation agreeing that plaintiffs could file a Second Consolidated Class Action Complaint (the “Second Amended Complaint”), and dismissing the actions with prejudice as to Comcast and Tango Acquisition Sub, Inc. After the court so ordered the stipulation, the plaintiffs in the NY Actions filed the Second Amended Complaint on July 1, 2015. The Second Amended Complaint named as defendants Time Warner Cable, the members of the Time Warner Cable board of directors, Charter and the merger subsidiaries. The Second Amended Complaint generally alleged, among other things, that the members of the Time Warner Cable board of directors breached their fiduciary duties to Time Warner Cable stockholders during the Charter merger negotiations and by entering into the merger agreement and approving the mergers, and that Charter and its subsidiaries aided and abetted such breaches of fiduciary duties. The complaint sought, among other relief, an injunction against the stockholder vote on the mergers, compensatory damages in an unspecified amount, unspecified declaratory and equitable relief and costs and attorneys’ fees.

On September 9, 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, approval by the New York Supreme Court. That court gave preliminary approval to the settlement in October 2016 and granted final approval in March 2017.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that Legacy TWC infringes 12 U.S. patents purportedly relating to Voice over Internet Protocol services. Over the course of the litigation Sprint dismissed its claims relating to five of the asserted patents, and shortly before trial Sprint dropped its claims with respect to two additional patents. A trial on the remaining five patents began on February 13, 2017. On March 3, 2017 the jury returned a verdict of $140 million against Legacy TWC and further concluded that Legacy TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement. Charter plans to appeal. In addition to its appeal, Charter will continue to pursue indemnity from one of its vendors. Charter does not expect that the outcome of this litigation will have a material adverse effect on its operations or financial condition. The ultimate outcome of this litigation or the pursuit of indemnity against Charter’s vendor cannot be predicted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Liberty Broadband Series A, B or C common stock during the period.

During the three months ended March 31, 2017,  69 shares of Liberty Broadband Series A common stock and 137 shares of Liberty Broadband Series C common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

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

LIBERTY BROADBAND CORPORATION

Date: May 3, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: May 3, 2017	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith