Form 10-Q
period 2017-06-30
Liberty Broadband Corp
filed 2017-08-02
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of July 17, 2017 was:

Series A common stock	26,282,987
Series B common stock	2,467,509
Series C common stock	153,080,654

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2017	2016
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$196,753	205,728
Trade and other receivables, net	1,455	878
Derivative instruments	51,086	49,019
Other current assets	3,901	2,794
Total current assets	253,195	258,419
Investment in Charter, accounted for using the equity method (note 4)	9,335,451	9,315,253
Property and equipment, net	515	710
Goodwill (note 5)	6,497	6,497
Intangible assets subject to amortization, net (note 5)	6,898	8,596
Other assets, at cost, net of accumulated amortization	243	1,485
Total assets	$9,602,799	9,590,960
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,184	7,931
Deferred revenue	8,604	2,171
Current portion of debt (note 6)	599,172	400,000
Other current liabilities	1,698	2,014
Total current liabilities	617,658	412,116
Debt (note 6)	—	198,512
Deferred income tax liabilities	504,593	504,644
Deferred revenue	2,405	2,596
Total liabilities	1,124,656	1,117,868
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,282,832 shares at June 30, 2017 and 26,251,533 shares at December 31, 2016	262	262
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,467,509 shares at June 30, 2017 and 2,467,509 shares at December 31, 2016	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 153,080,326 shares at June 30, 2017 and 153,019,547 shares at December 31, 2016	1,531	1,530
Additional paid-in capital	7,950,620	7,945,883
Accumulated other comprehensive earnings, net of taxes	8,030	7,656
Retained earnings	517,675	517,736
Total equity	8,478,143	8,473,092
Commitments and contingencies (note 8)
Total liabilities and equity	$9,602,799	9,590,960

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(amounts in thousands, except per share amounts)
Revenue	$3,073	2,966	6,213	6,797
Operating costs and expenses
Operating, including stock-based compensation (note 7)	707	649	1,322	1,317
Selling, general and administrative, including stock-based compensation (note 7)	6,366	9,131	11,910	17,937
Research and development, including stock-based compensation (note 7)	2,384	2,945	4,774	5,656
Depreciation and amortization	949	978	1,902	1,964
	10,406	13,703	19,908	26,874
Operating income (loss)	(7,333)	(10,737)	(13,695)	(20,077)
Other income (expense):
Interest expense	(4,826)	(4,016)	(9,381)	(6,457)
Dividend and interest income	459	2,318	797	4,507
Share of earnings (losses) of affiliates (note 4)	11,467	621,410	30,389	551,132
Realized and unrealized gains (losses) on financial instruments, net (note 3)	1,370	47,985	2,351	92,990
Gain (loss) on dilution of investment in affiliate (note 4)	(6,659)	778,129	(38,797)	776,405
Other, net	3	36	2	107
Net earnings (loss) before income taxes	(5,519)	1,435,125	(28,334)	1,398,607
Income tax benefit (expense)	2,542	(544,971)	10,912	(530,694)
Net earnings (loss) attributable to Liberty Broadband shareholders	$(2,977)	890,154	(17,422)	867,913
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.02)	6.31	(0.10)	7.10
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.02)	6.28	(0.10)	7.07

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(amounts in thousands)
Net earnings (loss)	$(2,977)	890,154	(17,422)	867,913
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	—	(33)	—	(221)
Share of other comprehensive earnings (loss) of equity method affiliates	250	246	374	564
Other	—	(1,839)	—	(1,839)
Other comprehensive earnings (loss), net of taxes	250	(1,626)	374	(1,496)
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$(2,727)	888,528	(17,048)	866,417

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2017	2016
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(17,422)	867,913
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,902	1,964
Stock-based compensation	2,877	2,846
Share of (earnings) losses of affiliates	(30,389)	(551,132)
(Gain) loss on dilution of investment in affiliate	38,797	(776,405)
Realized and unrealized (gains) losses on financial instruments, net	(2,351)	(92,990)
Deferred income tax expense (benefit)	(10,921)	532,239
Other, net	129	(218)
Changes in operating assets and liabilities:
Current and other assets	(442)	8,433
Payables and other liabilities	6,506	(352)
Net cash provided (used) by operating activities	(11,314)	(7,702)
Cash flows from investing activities:
Capital expended for property and equipment	(9)	(35)
Purchases of short term investments and other marketable securities	—	(155,444)
Sales of short term investments and other marketable securities	—	164,458
Investment in equity method affiliate	—	(5,000,000)
Other investing activities, net	6	441
Net cash provided (used) by investing activities	(3)	(4,990,580)
Cash flows from financing activities:
Borrowings of debt	—	200,000
Cash received from issuance of Series C Liberty Broadband common stock	—	4,400,000
Payments from issuances of financial instruments	(101,638)	—
Proceeds from settlements of financial instruments	101,921	—
Other financing activities, net	2,059	(487)
Net cash provided (used) by financing activities	2,342	4,599,513
Net decrease in cash	(8,975)	(398,769)
Cash and cash equivalents, beginning of period	205,728	655,079
Cash and cash equivalents, end of period	$196,753	256,310

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2017	$—	262	25	1,530	7,945,883	7,656	517,736	8,473,092
Net earnings (loss)	—	—	—	—	—	—	(17,422)	(17,422)
Other comprehensive earnings	—	—	—	—	—	374	—	374
Stock-based compensation	—	—	—	—	2,679	—	—	2,679
Issuance of common stock upon exercise of stock options	—	—	—	1	2,058	—	—	2,059
Cumulative effect of accounting change at Charter (note 4)	—	—	—	—	—	—	17,361	17,361
Balance at June 30, 2017	$—	262	25	1,531	7,950,620	8,030	517,675	8,478,143

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

On May 18, 2016, Time Warner Cable merged with Legacy Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in CCH I, LLC (“Charter”), a former subsidiary of Legacy Charter, becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC from Advance/Newhouse Partnership (“A/N”) by Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Legacy Charter, Charter (for accounting purposes a related party of the Company), Liberty Interactive Corporation (“Liberty Interactive,” for accounting purposes a related party of the Company) and Time Warner Cable. As a result of the Time Warner Cable Merger and Bright House Transaction (collectively, the “Transactions”), Liberty Broadband exchanged its shares of Time Warner Cable for shares of Charter and purchased additional shares of Charter. As a result, and pursuant to proxy agreements entered into with Liberty Interactive and A/N, Liberty Broadband controls 25.01% of the aggregate voting power of Charter. See note 4 for additional detail regarding these transactions and corresponding agreements.

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have identified the Company’s various revenue streams and are working with our consolidated subsidiary to evaluate the quantitative effects of the new guidance. The Company anticipates adopting the modified retrospective method, however, this decision is not final and is subject to the completion of our analysis of the guidance. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

Liberty Broadband holds an investment in Charter that is accounted for using the equity method. Liberty Broadband does not control the decision making process or business management practices of this affiliate. Accordingly, Liberty Broadband relies on the management of this affiliate to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on audit reports that are provided by the affiliate's independent auditor on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Liberty Broadband's condensed consolidated financial statements.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Among other things, pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $806 thousand and $696 thousand was reimbursable to Liberty for the three months ended June 30, 2017 and 2016, respectively, and $1.6 million and $1.7 million was reimbursable to Liberty for the six months ended June 30, 2017 and 2016, respectively.

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

	Liberty Broadband Common Stock
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(numbers of shares in thousands)
Basic WASO	181,798	141,174	181,784	122,227
Potentially dilutive shares (1)	1,351	605	1,313	497
Diluted WASO	183,149	141,779	183,097	122,724

(1)   Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

(3) Assets and Liabilities Measured at Fair Value

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of June 30, 2017, the Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 2 or Level 3.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and (liabilities) measured at fair value are as follows:

	June 30, 2017			December 31, 2016
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
(amounts in thousands)
Cash equivalents	$189,606	189,606	—	198,011	198,011	—
Derivative instruments (1)(2)	$51,086	—	51,086	49,019	—	49,019

_________________________

(1)

As of December 31, 2016, the Company had an outstanding zero-strike call option on 704,908 shares of Liberty Broadband Series C common stock which expired in March 2017. The Company prepaid a premium of $47.9 million in December 2016. Liberty Broadband exercised its option to settle the contract in cash in March 2017 for cash proceeds of $50.0 million. The Company accounted for the zero-strike call option as a financial instrument asset due to its settlement provisions.

(2)

In April 2017, the Company entered into another zero-strike call option on 600,242 shares of Liberty Broadband Series C common stock. The Company prepaid a premium of $50.0 million in April 2017. Upon expiration in June 2017, the $51.9 million of cash proceeds the Company received on the call option was used, in part, to prepay a premium of $51.6 million on a new zero-strike call option on 600,242 shares of Liberty Broadband Series C common stock. The new zero-strike call option will expire in August 2017.  Liberty Broadband has the option to settle in cash or shares of Liberty Broadband Series C common stock upon expiration of the contract.  The Company accounted for the zero-strike call option as a financial instrument asset due to its settlement provisions.

The fair value of Level 2 derivative instruments were derived from a Black-Scholes model using observable market data as the significant inputs. The inputs used in the model during the period outstanding (exclusive of the applicable trading price of Series C Liberty Broadband common stock and the strike prices associated with the call options) were as follows:

Volatility	20.2%
Interest rate	1.3%
Dividend yield	0.0%

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(amounts in thousands)
Time Warner Cable investment (1)	$—	47,985	—	92,990
Derivative instruments (2) (3)	1,370	—	2,351	—
	$1,370	47,985	2,351	92,990

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

(3)

In April 2017, the Company entered into another zero-strike call option on 600,242 shares of Liberty Broadband Series C common stock. The Company prepaid a premium of $50.0 million in April 2017. Upon expiration in June 2017, the call option was rolled into a new zero-strike call option on 600,242 shares of Liberty Broadband Series C common stock.  The Company recognized a realized and unrealized gain on the option as of June 30, 2017.

(4) Investment in Charter Accounted for Using the Equity Method

In May 2013, Liberty acquired approximately 26.9 million shares of Legacy Charter common stock and approximately 1.1 million warrants to purchase shares of Legacy Charter common stock for approximately $2.6 billion, which represented an approximate 27% beneficial ownership (including the warrants on an as if converted basis) in Legacy Charter at the time of purchase and price per share of $95.50. Liberty funded the purchase with a combination of cash on hand of approximately $1.2 billion and new margin loan arrangements. Liberty allocated the purchase price between the shares of common stock and the warrants acquired in the transaction by determining the fair value of the publicly traded warrants and allocating the remaining balance to the shares acquired, which resulted in an initial excess basis in the investment of $2,532 million. The investment in Legacy Charter is accounted for as an equity method affiliate based on the ownership interest obtained and the board seats held by individuals appointed by Liberty.

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

Transactions Completed in Connection with the Bright House Transactions

Second Amended and Restated Stockholders Agreement

On May 18, 2016, pursuant to the Stockholders Agreement, upon the closing of the Bright House Transaction, Liberty Broadband purchased from Charter approximately 3.7 million additional shares of Charter Class A common stock at a price per share of $191.33 following adjustment by the applicable exchange ratios, for an aggregate purchase price of $700 million. Liberty Broadband funded its $700 million purchase in shares of Charter through cash on hand and margin loan draws, as discussed in note 6.

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

As of June 30, 2017, the carrying value of Liberty Broadband’s ownership in Charter was approximately $9,335 million. The market value of Liberty Broadband’s ownership in Charter as of June 30, 2017 was approximately $18,214 million, which represented an approximate economic ownership of 21% of the outstanding equity of Charter as of that date.

The excess basis is $1,655 million as of June 30, 2017 and has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Property and equipment	$190
Customer relationships	357
Franchise fees	1,170
Trademarks	29
Goodwill	586
Debt	(22)
Deferred income tax liability	(655)
$1,655

Upon acquisition, Liberty Broadband ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the effective interest rate method. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $16.6 million and earnings of $17.4 million, net of related taxes, for the three months ended June 30, 2017 and 2016, respectively, and expenses of $28.7 million and $4.7 million, net of related taxes, for the six months ended June 30, 2017 and 2016, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had a dilution loss of $6.7 million and a dilution gain of $778.1 million during the three months ended June 30, 2017 and 2016, respectively, and a dilution loss of $38.8 million and a dilution gain of $776.4 million during the six months ended June 30, 2017 and 2016, respectively. The dilution loss during the three and six months ended June 30, 2017 was attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share. The dilution gains during the three and six months ended June 30, 2016 were attributable Liberty Broadband’s investment basis in Charter at a price per share below the new equity issued in the Time Warner Cable Merger.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounting Change

Charter adopted Accounting Standards Update (“ASU”) 2016-09 on January 1, 2017. Upon adoption of ASU 2016-09, Charter recognized excess tax benefits of approximately $136 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment to retained earnings. The impact of this entry on the Company’s equity is reflected in the line item Cumulative effect of accounting change at Charter in the condensed consolidated statement of equity.

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheet

	June 30, 2017	December 31, 2016
Current assets	$2,564	3,300
Property and equipment, net	32,948	32,963
Goodwill	29,554	29,509
Intangible assets, net	80,547	81,924
Other assets	1,347	1,371
Total assets	$146,960	149,067
Current liabilities	8,123	9,572
Deferred income taxes	26,574	26,665
Long-term debt	63,248	59,719
Other liabilities	2,582	2,745
Equity	46,433	50,366
Total liabilities and shareholders’ equity	$146,960	149,067

Charter condensed consolidated statement of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$10,357	6,161	20,521	8,691
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	(6,575)	(4,004)	(13,154)	(5,675)
Depreciation and amortization	(2,595)	(1,436)	(5,145)	(1,975)
Other operating expenses, net	(135)	(551)	(229)	(569)
	(9,305)	(5,991)	(18,528)	(8,219)
Operating income	1,052	170	1,993	472
Interest expense, net	(749)	(593)	(1,462)	(1,047)
Other income (expense), net	(60)	358	(52)	350
Income tax benefit (expense)	(48)	3,179	(73)	3,151
Net income (loss)	195	3,114	406	2,926
Less: Net income attributable to noncontrolling interests	(56)	(47)	(112)	(47)
Net income (loss) attributable to Charter shareholders	$139	3,067	294	2,879

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2017.

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	June 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$10,823	(9,238)	1,585	10,823	(8,450)	2,373
Customer relationships	10,213	(6,122)	4,091	10,213	(5,440)	4,773
Tradename	2,838	(1,716)	1,122	2,838	(1,528)	1,310
Capitalized software	850	(750)	100	850	(710)	140
	$24,724	(17,826)	6,898	24,724	(16,128)	8,596

Skyhook’s patents are amortized straight-line over three and a half years and Skyhook’s tradename and customer relationship are amortized straight-line over five and a half years. Capitalized software intangible assets are amortized over three to five years. Amortization expense was $854 thousand and $852 thousand for the three months ended June 30, 2017 and 2016, respectively, and $1.7 million for each of the six months ended June 30, 2017 and 2016.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of June 30, 2017 is as follows (amounts in thousands):

Remainder of 2017	$1,682
2018	$2,573
2019	$1,774
2020	$869
2021	$—

(6) Debt

Outstanding debt at June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017	December 31, 2016
	(amounts in thousands)
2014 Margin Loans	400,000	400,000
2016 Margin Loans	200,000	200,000
Total	$600,000	600,000

2014 Margin Loans

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company (“BroadbandSPV”) entered into two margin loan agreements (the “2014 Margin Loan Agreements”) with each of the lenders party thereto. The 2014 Margin Loan Agreements permit BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the “2014 Margin Loans”). The maximum borrowing capacity of $400 million under the 2014 Margin Loan Agreements was outstanding at June 30, 2017.  The maturity date of the 2014 Margin Loans is October 30, 2017, accordingly the debt is

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

classified as current as of June 30, 2017. Borrowings under the 2014 Margin Loan Agreements bear interest at the three-month LIBOR rate plus 1.55%, and have an unused commitment fee of 0.25% per annum based on the average daily unused portion of the 2014 Margin Loans. Borrowings outstanding under these margin loans bore interest at a rate of 2.85% per annum at June 30, 2017. Interest is payable quarterly in arrears beginning on December 31, 2014.

2016 Margin Loans

On March 21, 2016, a wholly-owned special purpose subsidiary of the Company (“Cheetah 5”), entered into two margin loan agreements (the “2016 Margin Loan Agreements” and together with the 2014 Margin Loan Agreements, the “Margin Loan Agreements”) with each of the lenders party thereto. The 2016 Margin Loan Agreements permit Cheetah 5, subject to certain funding conditions, to borrow initial term loans up to an aggregate principal amount equal to $200 million and delayed draw loans (the “Draw Loans”) up to an aggregate principal amount equal to $100 million, for an aggregate total of $300 million (collectively the “2016 Margin Loans”). Cheetah 5 had borrowed $200 million as of June 30, 2017 and had $100 million available to be drawn until September 21, 2017. The maturity date of the 2016 Margin Loans is March 21, 2018, accordingly the debt is classified as current as of June 30, 2017. Borrowings under the 2016 Margin Loans bear interest at the applicable LIBOR rate plus 2.10% per annum and have an unused commitment fee of 0.5% per annum based on the average daily unused portion of the Draw Loans. Borrowings outstanding under these margin loans bore interest at a rate of 3.40% per annum at June 30, 2017.  Interest is payable quarterly in arrears beginning on March 31, 2016. The proceeds of the 2016 Margin Loans were used for the Company’s additional investment in Charter during May 2016, as discussed in note 4. Borrowings may also be used for distribution as a dividend or a return of capital, for the purchase of margin stock and for general corporate purposes.

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

BroadbandSPV and Cheetah 5’s obligations under the Margin Loan Agreements, are guaranteed by the Company. In addition, BroadbandSPV and Cheetah 5’s obligations are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for BroadbandSPV and Cheetah 5 to meet the loan to value requirements under the Margin Loan Agreements. Each agreement contains language that indicates that Liberty Broadband, transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty Broadband agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or other certain restrictions. Similarly, the Margin Loan Agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of June 30, 2017,  9.5 million shares of Charter with a value of $3.2 billion were pledged as collateral pursuant to the 2014 Margin Loans and the 2016 Margin Loans.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expense	$1	(4)	2	(2)
Selling, general and administrative	1,383	1,221	2,603	2,767
Research and development	45	7	272	81
	$1,429	1,224	2,877	2,846

Liberty Broadband – Grants of Stock Options

There were no options to purchase shares of Series A, Series B or Series C common stock granted during the six months ended June 30, 2017.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2017	454	$32.47
Granted	—	$—
Exercised	(39)	$25.48
Forfeited/cancelled	—	$—
Outstanding at June 30, 2017	415	$33.13	2.5	$22
Exercisable at June 30, 2017	411	$33.04	2.5	$22

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2017	2,467	$42.45
Granted	—	$—
Exercised	(81)	$26.38
Forfeited/cancelled	—	$—
Outstanding at June 30, 2017	2,386	$43.00	5.7	$104
Exercisable at June 30, 2017	860	$33.55	2.5	$46

As of June 30, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $12 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

As of June 30, 2017, Liberty Broadband reserved 2.8 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Skyhook Equity Incentive Plans

Skyhook issued 2.4 million phantom stock appreciation rights (“PARs”) and no phantom stock units (“PSUs”) during the six months ended June 30, 2017. As of June 30, 2017, the fair value of outstanding PARs and PSUs was approximately $2.4 million. As of June 30, 2017, $1.4 million (Level 3) is included in Other current liabilities in the accompanying condensed consolidated balance sheet for the fair value of Skyhook’s vested long-term incentive plan obligations.

(8) Commitments and Contingencies

Leases

Skyhook leases various properties under operating leases expiring at various times through 2018. Skyhook’s two principal facilities are under lease through December 2017 and December 2019, respectively. Including amounts due to Liberty under the facilities sharing agreement, the Company’s total rental expense was $275 thousand and $304 thousand for each of the three months ended June 30, 2017 and 2016, respectively, and $522 thousand and $555 thousand for each of the six months ended June 30, 2017 and 2016, respectively.

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

Indemnification Claims

In the normal course of business, Skyhook provides indemnification to certain customers against specified claims that might arise against those customers from the use of Skyhook’s products. To date, Skyhook has not made any significant reimbursements to any of its customers for any losses related to these indemnification provisions. However, four such claims

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

are currently pending. Skyhook is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although Skyhook’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily. Accordingly, no accrual was recorded related to indemnification claims as of June 30, 2017 or December 31, 2016.

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. The Company’s largest customers, that accounted for greater than 10% of revenue, aggregated 61% and 61% of total revenue for the three months ended June 30, 2017 and 2016, respectively, and 58% and 68% of total revenue for the six months ended June 30, 2017 and 2016, respectively.

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

For the six months ended June 30, 2017, Liberty Broadband has identified the following consolidated subsidiary and equity method investment as its reportable segments:

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Performance Measures

	Three months ended June 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$3,073	(3,299)	2,966	(6,218)
Charter	10,357,000	3,712,000	6,161,000	1,669,000
Corporate and other	—	(1,656)	—	(2,317)
	10,360,073	3,707,045	6,163,966	1,660,465
Eliminate equity method affiliate	(10,357,000)	(3,712,000)	(6,161,000)	(1,669,000)
Consolidated Liberty Broadband	$3,073	(4,955)	2,966	(8,535)

	Six months ended June 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$6,213	(5,859)	6,797	(10,188)
Charter	20,521,000	7,272,000	8,691,000	2,534,000
Corporate and other	—	(3,057)	—	(5,079)
	20,527,213	7,263,084	8,697,797	2,518,733
Eliminate equity method affiliate	(20,521,000)	(7,272,000)	(8,691,000)	(2,534,000)
Consolidated Liberty Broadband	$6,213	(8,916)	6,797	(15,267)

Other Information

	June 30, 2017
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
Skyhook	$24,826	—	9
Charter	146,960,000	—	3,703,000
Corporate and other	9,577,973	9,335,451	—
	156,562,799	9,335,451	3,703,009
Eliminate equity method affiliate	(146,960,000)	—	(3,703,000)
Consolidated Liberty Broadband	$9,602,799	9,335,451	9

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes:

	Three months		Six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$(4,955)	(8,535)	(8,916)	(15,267)
Stock-based compensation	(1,429)	(1,224)	(2,877)	(2,846)
Depreciation and amortization	(949)	(978)	(1,902)	(1,964)
Operating income (loss)	(7,333)	(10,737)	(13,695)	(20,077)
Interest expense	(4,826)	(4,016)	(9,381)	(6,457)
Dividend and interest income	459	2,318	797	4,507
Share of earnings (loss) of affiliates	11,467	621,410	30,389	551,132
Realized and unrealized gains (losses) on financial instruments, net	1,370	47,985	2,351	92,990
Gain (loss) on dilution of investment in affiliate	(6,659)	778,129	(38,797)	776,405
Other, net	3	36	2	107
Earnings (loss) before income taxes	$(5,519)	1,435,125	(28,334)	1,398,607

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
•

the development and deployment of new products and technologies, including wireless products, Charter’s cloud-based user interface, Spectrum Guide®, and downloadable security for set top boxes and any other cloud-based consumer services and service platforms;

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

•

the effects of governmental regulation on our business or potential business combination transactions including costs, disruptions and possible limitations on Charter’s operating flexibility related to, and its ability to comply with, regulatory conditions applicable to Charter as a result of the Time Warner Cable Merger and the Bright House Transaction (each as defined below and collectively, the “Transactions”);

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

•	our ability to successfully monetize certain of our assets; and
•	the ability to retain and hire key personnel.

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

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto. Additionally, see note 1 to the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband”), and to distribute subscription rights to acquire shares of Liberty Broadband’s Series C common stock (the “Broadband Spin-Off”). At the time of the Broadband Spin-Off, Liberty Broadband was comprised of (i) Liberty’s former interest in Charter Communications, Inc. (“Legacy Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc. (“TruePosition”), (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”, “TWC”, “Legacy Time Warner” or “Legacy TWC”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

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

Results of Operations—Consolidated—June 30, 2017 and 2016

Consolidated operating results:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(amounts in thousands)
Revenue	$3,073	2,966	6,213	6,797
Operating expense	706	653	1,320	1,319
Research and development	2,339	2,938	4,502	5,575
Selling, general and administrative	4,983	7,910	9,307	15,170
Stock-based compensation	1,429	1,224	2,877	2,846
Depreciation and amortization	949	978	1,902	1,964
Operating income (loss)	(7,333)	(10,737)	(13,695)	(20,077)
Less impact of stock-based compensation and depreciation and amortization	2,378	2,202	4,779	4,810
Adjusted OIBDA	$(4,955)	(8,535)	(8,916)	(15,267)

Revenue

Revenue increased $107 thousand and decreased  $584 thousand for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. The increase in revenue for the three months ended June 30, 2017, as compared to the same period in the prior year, was due to growth in Skyhook’s Wi-Fi location software solution offerings, partially offset by a decline in revenue from Skyhook’s legacy U-TDOA service offerings as the contracts for that service wind-down and terminate. The decrease in revenue for the six months ended June 30, 2017, as compared to the same period in the prior year, was due to a decline in revenue from Skyhook’s U-TDOA service offerings, partially offset by growth in Skyhook’s Wi-Fi location software solution offerings.

Operating expense, research and development, and selling, general and administrative expenses

Operating expense increased by $53 thousand and remained flat for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. Research and development expense decreased by $599 thousand and $1.1 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year, primarily as a result of headcount reductions and other cost containment measures taken by Skyhook related to the run-off of the U-TDOA business. Selling, general, and administrative expense decreased by $2.9 million and $5.9 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year primarily as a result of headcount reductions and other cost containment measures taken by Skyhook related to the run-off of the U-TDOA business coupled with reduced legal expenses of  $830 thousand and  $2.2 million, respectively, compared to the same periods in the prior year. Legal expenses decreased in the current year due to legal expenses associated with the Transactions in 2016.

Stock-based compensation

The increase in stock-based compensation expense of $205 thousand and $31 thousand for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year, were due to adjustments made to certain outstanding awards in 2016 which increased their value, additional grants of awards, and the ongoing vesting of outstanding grants, partially offset by a decrease in the number of vested outstanding awards as a result of headcount reductions in 2016.

Depreciation and amortization

Depreciation and amortization expense decreased by $29 thousand and $62 thousand during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year, due to certain assets becoming fully depreciated.

Operating income (loss)

Operating loss decreased $3.4 million and $6.4 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year due to the items discussed above.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to generally accepted accounting principles in the United States (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 9 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes.

Adjusted OIBDA increased $3.6 million and $6.4 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. Adjusted OIBDA for the three months ended June 30, 2017 and 2016, includes $1.7 million and $2.3 million of corporate selling, general and administrative costs, respectively. Adjusted OIBDA for the six months ended June 30, 2017 and 2016, includes $3.1 million and $5.1 million of corporate selling, general and administrative costs, respectively. The decrease in corporate selling, general and administrative costs, as compared to prior year, was primarily due to the decreased legal expenses discussed above. The increase in Skyhook Adjusted OIBDA for the three and six months ended June 30, 2017, as compared to the corresponding periods in the prior year,  was due to reduced expenses resulting primarily from headcount reductions and other cost containment measures as discussed above. For the three months ended June 30, 2017, as compared to the same period in the prior year, a slight increase in revenue also contributed to the increase in Skyhook’s Adjusted OIBDA, as discussed above. For the six months ended June 30, 2017, as compared to prior year, the decrease in expenses was partially offset by decreased revenue, as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(amounts in thousands)
Other income (expense):
Interest expense	$(4,826)	(4,016)	(9,381)	(6,457)
Dividend and interest income	459	2,318	797	4,507
Share of earnings (losses) of affiliates	11,467	621,410	30,389	551,132
Realized and unrealized gains (losses) on financial instruments, net	1,370	47,985	2,351	92,990
Gain (loss) on dilution of investment in affiliate	(6,659)	778,129	(38,797)	776,405
Other, net	3	36	2	107
	$1,814	1,445,862	(14,639)	1,418,684

Interest expense

Interest expense increased $810 thousand and $2.9 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to additional amounts outstanding on the 2014 Margin Loan Agreements and 2016 Margin Loan Agreements (as defined in note 6 to the accompanying condensed consolidated financial statements) during the current period as compared to corresponding period in the prior year.

Dividend and interest income

Dividend and interest income decreased $1.9 million and $3.7 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The decrease in dividend and interest income for the three and six months ended June 30, 2017, as compared to the same periods in the prior year, was the result of a loss of dividend income due to the Time Warner Cable Merger during May 2016.

Share of earnings (losses) of affiliates

Share of earnings of affiliates decreased $609.9 million and $520.7 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $16.6 million and earnings of $17.4 million, net of related taxes, for the three months ended June 30, 2017 and 2016, respectively, and expenses of $28.7 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively, due to the amortization related to the excess basis of assets with identifiable useful lives and debt. The decrease in the share of earnings of affiliates in the three and six months ended June 30, 2017, as compared to the same periods in the prior year, was primarily the result of the Time Warner Cable Merger and related transactions (see note 1 to the accompanying condensed consolidated financial statements).

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations, as well as pro forma information for the period ended June 30, 2017 as if the Transactions had been completed on January 1, 2015.

					Pro Forma	Pro Forma
	Three months ended		Six months ended		Three months ended	Six months ended
	June 30,		June 30,		June 30,	June 30,
	2017	2016	2017	2016	2016	2016
	(amounts in millions)
Revenue	$10,357	6,161	20,521	8,691	9,969	19,711
Operating expenses, excluding stock-based compensation	(6,645)	(4,492)	(13,249)	(6,157)
Adjusted OIBDA	3,712	1,669	7,272	2,534	3,253	6,663
Depreciation and amortization	(2,595)	(1,436)	(5,145)	(1,975)
Stock-based compensation	(65)	(63)	(134)	(87)
Operating income	1,052	170	1,993	472	843	1,902
Other expenses, net	(809)	(235)	(1,514)	(697)
Net earnings (loss) before income taxes	243	(65)	479	(225)
Income tax benefit (expense)	(48)	3,179	(73)	3,151
Net earnings (loss)	$195	3,114	406	2,926

Charter net earnings decreased $2,919 million and $2,520 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $4,196 million and $11,830 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. Revenue growth primarily reflects the Transactions and increases in the number of residential Internet and triple play customers and in commercial business customers, growth in rates driven by rate increases offset by a decrease in basic video customers.  The Transactions increased revenue for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 by approximately $3.9 billion and $11.4 billion, respectively. On a pro forma basis, assuming the  Transactions occurred as of January 1, 2015, total revenue growth was 3.9% and 4.1% for the three and six months ended June 30, 2017 compared to the corresponding periods in 2016, respectively, primarily due to growth in Charter’s Internet and commercial businesses. For the six months ended June 30, 2017, compared to the corresponding prior period, the growth was offset by an early contract termination benefit at Legacy TWC and Legacy Bright House in 2016 and lower advertising sales revenue due to a decrease in political and local advertising.

The increase in revenue during the three and six months ended June 30, 2017 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation of $2,153 million and $7,092 million, respectively. The increase in operating expenses was primarily attributable to the Transactions.  Operating costs also increased due to an increase in programming costs as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents offset by synergies as a result of the Transactions. Charter expects pro forma programming expenses to continue to increase in future periods, and does not expect to be able to pass the cost increases on to its customers without a potential loss of customers.

Depreciation and amortization increased $1,159 million and $3,170 million during the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The increase in depreciation and amortization expense was primarily the result of additional depreciation and amortization related to the Transactions, inclusive of the incremental amounts as a result of the higher fair values recorded in acquisition accounting. Stock compensation expense increased $2 million and $47 million during the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily due to the Transactions.

Charter’s Adjusted OIBDA for the three and six months ended June 30, 2017 increased as a result of the discussion above.  On a pro forma basis, Charter’s Adjusted OIBDA increased by $459 million and $609 million for the three and six month periods ended June 30, 2017, respectively, as a result of the discussion above, offset by increases in programming costs and transition costs which was offset by decreases in all other operating expense categories.

Charter’s results were also impacted by an increase in other expenses, net of $574 million and $817 million for the three and six months ended June 30, 2017, respectively. The increase in other expenses, net was primarily due to (i) decreases of $507 million and $494 million in other pension benefits for the three months and six months ended June 30, 2017 and 2016, respectively, as a result of a $675 million pension curtailment gain offset by an $157 million net remeasurement loss recognized in 2016 that resulted from an amendment to the plans made subsequent to the TWC Merger and (ii) $118 million and $360 million of additional interest expense that was recognized during the three and six months ended June 30, 2017, respectively, as compared to the same period in the prior year, associated with debt assumed from Legacy TWC, an increase in weighted average debt outstanding primarily due to the issuance of notes in April 2017 as well as a decrease in interest income.

Income tax benefit decreased $3,227 million and $3,224 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. Income tax expense for the three and six months ended June 30, 2017, was reduced by approximately $15 million and $71 million, respectively, due to the recognition of excess tax benefits resulting from share based compensation as a component of the provision for income taxes following the prospective application of ASU 2016-09. Income tax benefit for the three and six months ended June 30, 2016 was the result of a reduction of substantially all of Legacy Charter’s preexisting valuation allowance associated with its deferred tax assets of approximately $3.3 billion as certain of the deferred tax liabilities that were assumed in connection with the closing of the Time Warner Cable Merger will reverse and provide a source of future taxable income.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net declined $47 million and $91 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year.  The realized gains during the three and six months ended June 30, 2017 were related to the zero-strike call options (see discussion in note 3 to the accompanying condensed consolidated financial statements). The net realized and unrealized gains of $48 million and

$93 million during the three and six months ended June 30, 2016,  respectively, were attributable to gains in the fair value of our investment in Time Warner Cable, due to increases in the Time Warner Cable stock price during the period.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate declined $784.8 million and $815.2 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year, primarily due to the Company’s increased basis in Charter as a result of the Transactions, along with an increase in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter warrants and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Other, net

Other, net during the three and six months ended June 30, 2017 is primarily attributable to tax penalties. Other, net during the three and six months ended June 30, 2016 was attributable to a gain on the sale of shares of a certain Skyhook cost investment.

Income tax benefit (expense)

During the three and six months ended June 30, 2017, we had an income tax benefit of $2.5 million and $10.9 million, respectively, and the effective rate was approximately 46.1% and 38.5%, respectively.  For the three and six months ended June 30, 2016 we had an income tax expense of $545.0 million and $530.7 million, respectively, and the effective tax rate was approximately 38.0% for both periods. The difference between the effective income tax rate of 46.1% and the U.S. Federal income tax rate of 35% for the three and six months ended June 30, 2017 is primarily due to unrealized gain attributable to the Company’s own stock which is not recognized for tax purposes. The difference between the effective income tax rate of 38.5% and the U.S. Federal income tax rate of 35% for the six months ended June 30, 2017 is primarily due to unrealized gain attributable to the Company’s own stock which is not recognized for tax purposes. The difference between the effective income tax rate of 38% and the U.S. Federal income tax rate of 35% for both the three and six months ended June 30, 2016 was primarily due to the effect of state income taxes.

Liquidity and Capital Resources

As of June 30, 2017 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries), proceeds from asset sales, monetization of our investments, debt borrowings, equity issuances, and dividend and interest receipts.

As of June 30, 2017 Liberty Broadband had a cash balance of $197 million.

	Six months ended June 30,
	2017	2016
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(11,314)	(7,702)
Net cash provided (used) by investing activities	$(3)	(4,990,580)
Net cash provided (used) by financing activities	$2,342	4,599,513

The increase in cash used by operating activities in the six months ended June 30, 2017, as compared to the same period in the prior year, was primarily the result of timing differences in cash receipts and payments.

During the six months ended June 30, 2016, net cash flows from investing activities were primarily related to transactions in connection with the Time Warner Cable Merger and the Bright House Transactions, as discussed in note 4 of the accompanying condensed consolidated financial statements.

During the six months ended June 30, 2017, net cash flows from financing activities were primarily related to the settlement of the zero-strike call options (see note 3 to the accompanying condensed consolidated financial statements). During the six months ended June 30, 2016, net cash flows from financing activities were primarily related to the Company’s issuance of $4.4 billion in additional shares of Liberty Broadband Series C common stock to purchase $4.3 billion in shares of New Charter, in addition to net borrowings of $197.9 million under two margin loan agreements, entered into on March 21, 2016, between a subsidiary of the Company and the lenders thereto.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by achieving what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We anticipate achieving this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and/or (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2017, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$600	3.0%	$—	NA

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three and six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

On September 9, 2015, the parties entered into a memorandum of understanding (“MOU”) to settle the action. Pursuant to the MOU, defendants issued certain supplemental disclosures relating to the mergers on a Form 8-K, and plaintiffs agreed to release with prejudice all claims that could have been asserted against defendants in connection with the mergers. The settlement is conditioned on, among other things, approval by the New York Supreme Court. That court gave preliminary approval to the settlement in October 2016 and granted final approval in March 2017. The settlement became final in May 2017.

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions between Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015 (collectively, the “Transactions”). The lawsuit names as defendants Liberty Broadband, Charter, the board of directors of Charter, and New Charter. Plaintiff alleged that the Transactions improperly benefit Liberty Broadband at the expense of other Charter shareholders, and that Charter issued a false and misleading proxy statement in connection with the Transactions.  Plaintiff requested, among other things, that the Delaware Court of Chancery enjoin the September 21, 2015 special meeting of Charter stockholders at which Charter stockholders were asked to vote on the Transactions until the defendants disclosed certain information relating to Charter and the Transactions. The disclosures demanded by the plaintiff included (i) certain unlevered free cash flow projections for Charter and (ii) a Form of Proxy and Right of First Refusal Agreement (“Proxy”) by and among Liberty Broadband, A/N, Charter and New Charter, which was referenced in the description of the Second Amended and Restated Stockholders Agreement, dated May 23, 2015, among Charter, New Charter, Liberty Broadband and A/N. On September 9, 2015, Charter

issued supplemental disclosures containing unlevered free cash flow projections for Charter. In return, the plaintiff agreed its disclosure claims were moot and withdrew its application to enjoin the Charter stockholder vote on the Transactions. Charter filed a motion to dismiss this litigation and on May 31, 2017, the court issued an opinion, concluding a number of issues but reserving ruling on Charter’s motion until further briefing can be done regarding whether plaintiff’s claims are direct or derivative.  Charter denies any liability, believes that it has substantial defenses, and intends to vigorously defend this suit.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that Legacy TWC infringes 12 U.S. patents purportedly relating to Voice over Internet Protocol services. Over the course of the litigation Sprint dismissed its claims relating to five of the asserted patents, and shortly before trial Sprint dropped its claims with respect to two additional patents. A trial on the remaining five patents began on February 13, 2017. On March 3, 2017 the jury returned a verdict of $140 million against Legacy TWC and further concluded that Legacy TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement. On May 30, 2017, the court awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award. On June 28, 2017, Charter filed its notice of appeal with the United States Court of Appeals for the Federal Circuit. In addition to its appeal, Charter will continue to pursue indemnity from one of its vendors. Charter does not expect that the outcome of this litigation will have a material adverse effect on its operations or financial condition. The ultimate outcome of this litigation or the pursuit of indemnity against Charter’s vendor cannot be predicted.

On October 23, 2015, the New York Office of the Attorney General (the “NY AG”) began an investigation of Legacy TWC's advertised Internet speeds and other Internet product advertising. On February 1, 2017, the NY AG filed suit in the Supreme Court for the State of New York alleging that Legacy TWC's advertising of Internet speeds was false and misleading.  The suit seeks restitution and injunctive relief. On May 26, 2017, Charter moved to dismiss the NY AG’s complaint. Charter denies that Legacy TWC engaged in any wrongdoing and intends to defend itself vigorously.  However, no assurances can be made that such defenses would ultimately be successful. At this time, Charter does not expect that the outcome of this litigation will have a material adverse effect on its operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Liberty Broadband Series A, B or C common stock during the period.

During the three months ended June 30, 2017,  87 shares of Liberty Broadband Series A common stock and 174 shares of Liberty Broadband Series C common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

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

LIBERTY BROADBAND CORPORATION

Date: August 2, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: August 2, 2017	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith