Form 10-Q
period 2017-09-30
Liberty Broadband Corp
filed 2017-11-01
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of October 16, 2017 was:

Series A common stock	26,301,479
Series B common stock	2,455,179
Series C common stock	153,089,705

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2017	2016
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$135,425	205,728
Trade and other receivables, net	2,233	878
Derivative instruments	—	49,019
Other current assets	4,319	2,794
Total current assets	141,977	258,419
Investment in Charter, accounted for using the equity method (note 4)	9,326,871	9,315,253
Property and equipment, net	425	710
Goodwill (note 5)	6,497	6,497
Intangible assets subject to amortization, net (note 5)	6,063	8,596
Other assets, at cost, net of accumulated amortization	61	1,485
Total assets	$9,481,894	9,590,960
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,963	7,931
Deferred revenue	6,684	2,171
Current portion of debt (note 6)	—	400,000
Other current liabilities	553	2,014
Total current liabilities	12,200	412,116
Debt (note 6)	496,975	198,512
Deferred income tax liabilities	497,414	504,644
Deferred revenue	3,765	2,596
Other liabilities	1,305	—
Total liabilities	1,011,659	1,117,868
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,301,387 shares at September 30, 2017 and 26,251,533 shares at December 31, 2016	262	262
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,455,179 shares at September 30, 2017 and 2,467,509 shares at December 31, 2016	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 153,089,705 shares at September 30, 2017 and 153,019,547 shares at December 31, 2016	1,531	1,530
Additional paid-in capital	7,952,316	7,945,883
Accumulated other comprehensive earnings, net of taxes	8,290	7,656
Retained earnings	507,811	517,736
Total equity	8,470,235	8,473,092
Commitments and contingencies (note 8)
Total liabilities and equity	$9,481,894	9,590,960

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(amounts in thousands, except per share amounts)
Revenue	$3,430	20,616	9,643	27,413
Operating costs and expenses
Operating, including stock-based compensation (note 7)	646	782	1,968	2,099
Selling, general and administrative, including stock-based compensation (note 7)	6,189	9,855	18,099	27,792
Research and development, including stock-based compensation (note 7)	1,440	2,384	6,214	8,040
Depreciation and amortization	942	971	2,844	2,935
	9,217	13,992	29,125	40,866
Operating income (loss)	(5,787)	6,624	(19,482)	(13,453)
Other income (expense):
Interest expense	(5,518)	(4,090)	(14,899)	(10,547)
Dividend and interest income	422	190	1,219	4,697
Share of earnings (losses) of affiliates (note 4)	(5,280)	19,046	25,109	570,178
Realized and unrealized gains (losses) on financial instruments, net (note 3)	2,675	—	5,026	92,990
Gain (loss) on dilution of investment in affiliate (note 4)	(3,718)	(16,331)	(42,515)	760,074
Other, net	9	5	11	112
Net earnings (loss) before income taxes	(17,197)	5,444	(45,531)	1,404,051
Income tax benefit (expense)	7,333	(1,655)	18,245	(532,349)
Net earnings (loss) attributable to Liberty Broadband shareholders	$(9,864)	3,789	(27,286)	871,702
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.05)	0.02	(0.15)	6.13
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.05)	0.02	(0.15)	6.10

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(amounts in thousands)
Net earnings (loss)	$(9,864)	3,789	(27,286)	871,702
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	—	—	—	(221)
Share of other comprehensive earnings (loss) of equity method affiliates	260	247	634	811
Other	—	—	—	(1,839)
Other comprehensive earnings (loss), net of taxes	260	247	634	(1,249)
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$(9,604)	4,036	(26,652)	870,453

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2017	2016
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(27,286)	871,702
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,844	2,935
Stock-based compensation	4,376	4,582
Share of (earnings) losses of affiliates	(25,109)	(570,178)
(Gain) loss on dilution of investment in affiliate	42,515	(760,074)
Realized and unrealized (gains) losses on financial instruments, net	(5,026)	(92,990)
Deferred income tax expense (benefit)	(18,259)	533,626
Other, net	1,080	112
Changes in operating assets and liabilities:
Current and other assets	(1,455)	7,954
Payables and other liabilities	2,724	(2,702)
Net cash provided (used) by operating activities	(23,596)	(5,033)
Cash flows from investing activities:
Capital expended for property and equipment	(27)	(154)
Purchases of short term investments and other marketable securities	—	(155,444)
Sales of short term investments and other marketable securities	—	164,458
Investment in equity method affiliate	—	(5,000,000)
Other investing activities, net	14	453
Net cash provided (used) by investing activities	(13)	(4,990,687)
Cash flows from financing activities:
Borrowings of debt	500,000	200,000
Repayments of debt	(600,000)	—
Cash received from issuance of Series C Liberty Broadband common stock	—	4,400,000
Payments from issuances of financial instruments	(101,638)	—
Proceeds from settlements of financial instruments	155,683	—
Other financing activities, net	(739)	(318)
Net cash provided (used) by financing activities	(46,694)	4,599,682
Net decrease in cash	(70,303)	(396,038)
Cash and cash equivalents, beginning of period	205,728	655,079
Cash and cash equivalents, end of period	$135,425	259,041

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2017	$—	262	25	1,530	7,945,883	7,656	517,736	8,473,092
Net earnings (loss)	—	—	—	—	—	—	(27,286)	(27,286)
Other comprehensive earnings	—	—	—	—	—	634	—	634
Stock-based compensation	—	—	—	—	4,017	—	—	4,017
Issuance of common stock upon exercise of stock options	—	—	—	1	2,416	—	—	2,417
Cumulative effect of accounting change at Charter (note 4)	—	—	—	—	—	—	17,361	17,361
Balance at September 30, 2017	$—	262	25	1,531	7,952,316	8,290	507,811	8,470,235

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband” or the “Company”), and to distribute subscription rights to acquire shares of Liberty Broadband Series C common stock (the “Broadband Spin-Off”). At the time of the Broadband Spin-Off, Liberty Broadband was comprised of (i) Liberty’s former interest in Charter Communications, Inc. (“Legacy Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc., (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”), (iv) certain deferred tax liabilities, as well as liabilities related to Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. These financial statements refer to the combination of the aforementioned subsidiary, investments, and financial instruments as “Liberty Broadband,” “the Company,” “us,” “we” and “our” in the notes to the condensed consolidated financial statements.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on lease accounting. This guidance requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. The new guidance also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted.  We plan to adopt this guidance on January 1, 2019.  Companies are required to use a modified retrospective approach to adopt this guidance.  The Company is currently working with its consolidated subsidiary, Skyhook, to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company anticipates adopting this guidance under the modified retrospective transition method. Skyhook has substantially completed the review of its revenue arrangements and does not currently expect that the adoption of the new standard will have a material impact on its financial position or results of operations. Additionally, Charter, which is accounted for as an equity method investment, has substantially completed its review of its revenue arrangements and does not currently expect that the adoption of the new standard will have a material impact on its financial position or results of operations.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Among other things, pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will be negotiated semi-annually. Under these various agreements, approximately $814 thousand and $661 thousand was reimbursable to Liberty for the three months ended September 30, 2017 and 2016, respectively, and $2.4 million was reimbursable to Liberty for the nine months ended September 30, 2017 and 2016, respectively.

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

	Liberty Broadband Common Stock
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(numbers of shares in thousands)
Basic WASO	181,846	181,621	181,795	142,170
Potentially dilutive shares (1)	1,485	970	1,369	666
Diluted WASO	183,331	182,591	183,164	142,836

________

(1)   Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

(3) Assets and Liabilities Measured at Fair Value

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of September 30, 2017, the Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and (liabilities) measured at fair value are as follows:

	September 30, 2017			December 31, 2016
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
(amounts in thousands)
Cash equivalents	$134,574	134,574	—	198,011	198,011	—
Derivative instruments (1)	$—	—	—	49,019	—	49,019

_________________________

(1)

As of December 31, 2016, the Company had an outstanding zero-strike call option on 704,908 shares of Liberty Broadband Series C common stock which expired in March 2017. The Company prepaid a premium of $47.9 million in December 2016. Liberty Broadband exercised its option to settle the contract in cash in March 2017 for cash proceeds of $50.0 million. The Company accounted for the zero-strike call option as a financial instrument asset due to its settlement provisions. Subsequent to September 30, 2017, the Company entered into another zero-strike call option on 527,156 shares of Liberty Broadband Series C common stock. The Company prepaid a premium of $47.7 million in October 2017.

The fair value of Level 2 derivative instruments were derived from a Black-Scholes model using observable market data as the significant inputs. The inputs used in the model during the period outstanding (exclusive of the applicable trading price of Liberty Broadband Series C common stock and the strike prices associated with the call options) were as follows:

Volatility	21.1%
Interest rate	1.3%
Dividend yield	0.0%

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(amounts in thousands)
Time Warner Cable investment (1)	$—	—	—	92,990
Derivative instruments (2)	2,675	—	5,026	—
	$2,675	—	5,026	92,990

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

(2)

As of December 31, 2016, the Company had an outstanding zero-strike call option on 704,908 shares of Liberty Broadband Series C common stock which the Company exercised in March 2017. In April 2017, the Company entered into another zero-strike call option on 600,242 shares of Liberty Broadband Series C common stock. The Company prepaid a premium of $50.0 million in April 2017. Upon expiration in June 2017, the call option was rolled into a new zero-strike call option on 600,242 shares of Liberty Broadband Series C common stock.  Liberty Broadband exercised its option to settle the contract in cash in August 2017 for cash proceeds of $53.8 million.  The Company realized gains on the options outstanding and settled during the three and nine months ended September 30, 2017.

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

As of September 30, 2017, the carrying value of Liberty Broadband’s ownership in Charter was approximately $9,327 million. The market value of Liberty Broadband’s ownership in Charter as of September 30, 2017 was approximately $19,651 million, which represented an approximate economic ownership of 22% of the outstanding equity of Charter as of that date.

The excess basis is $2,100 million as of September 30, 2017 and has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Property and equipment	$174
Customer relationships	346
Franchise fees	1,170
Trademarks	29
Goodwill	1,046
Debt	(20)
Deferred income tax liability	(645)
$2,100

Upon acquisition, Liberty Broadband ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the effective interest rate method. The increase in excess basis for the nine months ended September 30, 2017, was primarily due to Charter’s share buyback program. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $15.3 million and $18.5 million, net of related taxes, for the three months ended September 30, 2017 and 2016, respectively, and expenses of $44.0 million and $23.2 million, net of related taxes, for the nine months ended September 30, 2017 and 2016, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had a dilution loss of $3.7 million and $16.3 million during the three months ended September 30, 2017 and 2016, respectively, and a dilution loss of $42.5 million and a dilution gain of $760.1 million during the nine months ended September 30, 2017 and 2016, respectively. The dilution gain for the nine months ended September 30, 2016 is primarily attributable to Liberty Broadband’s investment basis in Charter at a price per share below the new equity issued in the Time Warner Cable Merger. The dilution losses during the other periods presented are attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounting Change

Charter adopted Accounting Standards Update (“ASU”) 2016-09 on January 1, 2017. Upon adoption of ASU 2016-09, Charter recognized excess tax benefits of approximately $136 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment to retained earnings. The impact of this entry on the Company’s equity is reflected in the line item Cumulative effect of accounting change at Charter in the accompanying condensed consolidated statement of equity.

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheets

	September 30, 2017	December 31, 2016
Current assets	$4,132	3,300
Property and equipment, net	33,300	32,963
Goodwill	29,554	29,509
Intangible assets, net	79,905	81,924
Other assets	1,337	1,371
Total assets	$148,228	149,067
Current liabilities	10,419	9,572
Deferred income taxes	26,576	26,665
Long-term debt	66,064	59,719
Other liabilities	2,591	2,745
Equity	42,578	50,366
Total liabilities and shareholders’ equity	$148,228	149,067

Charter condensed consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$10,458	10,037	30,979	18,728
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	(6,703)	(6,482)	(19,857)	(12,157)
Depreciation and amortization	(2,701)	(2,437)	(7,846)	(4,412)
Other operating expenses, net	(145)	(207)	(374)	(776)
	(9,549)	(9,126)	(28,077)	(17,345)
Operating income	909	911	2,902	1,383
Interest expense, net	(788)	(724)	(2,250)	(1,771)
Other income (expense), net	(3)	79	(55)	429
Income tax benefit (expense)	(26)	(16)	(99)	3,135
Net income (loss)	92	250	498	3,176
Less: Net income attributable to noncontrolling interests	(44)	(61)	(156)	(108)
Net income (loss) attributable to Charter shareholders	$48	189	342	3,068

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Goodwill and Other Intangible Assets

There were no  changes in the carrying amount of goodwill during the nine months ended September 30, 2017.

Intangible assets subject to amortization are comprised of the following (amounts in thousands):

	September 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired patents	$10,823	(9,633)	1,190	10,823	(8,450)	2,373
Customer relationships	10,213	(6,463)	3,750	10,213	(5,440)	4,773
Tradename	2,838	(1,809)	1,029	2,838	(1,528)	1,310
Capitalized software	857	(763)	94	850	(710)	140
	$24,731	(18,668)	6,063	24,724	(16,128)	8,596

Skyhook’s patents are amortized straight-line over three and a half years and Skyhook’s tradename and customer relationship are amortized straight-line over five and a half years. Capitalized software intangible assets are amortized over three to five years. Amortization expense was $842 thousand and $850 thousand for the three months ended September 30, 2017 and 2016, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of September 30, 2017 is as follows (amounts in thousands):

Remainder of 2017	$841
2018	$2,575
2019	$1,776
2020	$871
2021	$—

(6) Debt

Outstanding debt at September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017	December 31, 2016
	(amounts in thousands)
2014 Margin Loans	$—	400,000
2016 Margin Loans	—	200,000
2017 Margin Loans	500,000	—
Deferred loan costs	(3,025)	(1,488)
	$496,975	598,512
Less debt classified as current	—	(400,000)
Total long-term debt	$496,975	198,512

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

2014 Margin Loans

On October 30, 2014, in connection with and prior to the effectiveness of the Broadband Spin-Off, a wholly-owned special purpose subsidiary of the Company (“BroadbandSPV”) entered into two margin loan agreements (the “2014 Margin Loan Agreements”) with each of the lenders party thereto. The 2014 Margin Loan Agreements permitted BroadbandSPV, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $400 million (the “2014 Margin Loans”). The maximum borrowing capacity of $400 million under the 2014 Margin Loan Agreements was outstanding at December 31, 2016. The maturity date of the 2014 Margin Loans was October 30, 2017, accordingly the debt was classified as current as of December 31, 2016. Borrowings under the 2014 Margin Loan Agreements bore interest at the three-month LIBOR rate plus a per annum spread of 1.55%, and had an unused commitment fee of 0.25% per annum based on the average daily unused portion of the 2014 Margin Loans. Interest was payable quarterly in arrears beginning on December 31, 2014. On August 31, 2017, the outstanding borrowings of $400 million were repaid, as discussed below.

2016 Margin Loans

On March 21, 2016, a wholly-owned special purpose subsidiary of the Company (“Cheetah 5”), entered into two margin loan agreements (the “2016 Margin Loan Agreements” and together with the 2014 Margin Loan Agreements, the “Margin Loan Agreements”) with each of the lenders party thereto. The 2016 Margin Loan Agreements permitted Cheetah 5, subject to certain funding conditions, to borrow initial term loans up to an aggregate principal amount equal to $200 million and delayed draw loans (the “Draw Loans”) up to an aggregate principal amount equal to $100 million, for an aggregate total of $300 million (collectively the “2016 Margin Loans”). Cheetah 5 had borrowed $200 million as of December 31, 2016 and had $100 million available to be drawn until September 21, 2017. The maturity date of the 2016 Margin Loans was March 21, 2018, accordingly the debt was classified as noncurrent as of December 31, 2016. Borrowings under the 2016 Margin Loans bore interest at the applicable LIBOR rate plus 2.10% per annum and had an unused commitment fee of 0.5% per annum based on the average daily unused portion of the Draw Loans. Interest was payable quarterly in arrears beginning on March 31, 2016. The proceeds of the 2016 Margin Loans were used for the Company’s additional investment in Charter during May 2016, as discussed in note 4. On August 31, 2017, the outstanding borrowings of $200 million were repaid, as discussed below.

2017 Margin Loan Facility

On August 31, 2017, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”), entered into a multi-draw margin loan credit facility (the “2017 Margin Loan Facility” and, the credit agreement governing such facility, the “2017 Margin Loan Agreement”) with Bank of America, N.A and the lenders thereunder. SPV is permitted, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $1.0 billion. SPV will also have the ability from time to time to request additional loans in an aggregate principal amount of up to $1.0 billion on an uncommitted basis subject to certain conditions. SPV had borrowed $500 million as of September 30, 2017 and had $500 million available to be drawn until August 31, 2018. The maturity date of the loans under the 2017 Margin Loan Agreement is August 30, 2019 (except for any incremental loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Accordingly, the debt is classified as noncurrent as of September 30, 2017. Borrowings under the 2017 Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%, unless it is unlawful for the applicable lender to fund or maintain loans based on LIBOR or there are material restrictions on the applicable lender to do so, in which case borrowings under the 2017 Margin Loan Agreement will either (a) bear interest at 0.5% plus the higher of (i) the federal funds rate plus ½ of 1%, (ii) the prime rate and (iii) LIBOR plus 1% for each day during such period or (b) be prepaid. Borrowings outstanding under these margin loans bore interest at a rate of 2.74% per annum at September 30, 2017. Interest is payable quarterly in arrears beginning on September 29, 2017. SPV used available cash and a portion of the proceeds of the loans under the 2017 Margin Loan Facility to repay the Margin Loan Agreements. Borrowings may also be used for distribution as a dividend or a return of capital, for the purchase of margin stock and for general corporate purposes.

The 2017 Margin Loan Agreement contains various affirmative and negative covenants that restrict the activities of SPV (and, in some cases, the Company and its subsidiaries with respect to shares of Charter owned by the Company and its

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

subsidiaries). The 2017 Margin Loan Agreement does not include any financial covenants.  The 2017 Margin Loan Agreement also contains restrictions related to additional indebtedness and events of default customary for margin loans of this type.

SPV’s obligations under the 2017 Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the 2017 Margin Loan Agreement. The 2017 Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of September 30, 2017, approximately 6.8 million shares of Charter with a value of $2.5 billion were pledged as collateral pursuant to the 2017 Margin Loan Agreement.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expense	$3	4	5	2
Selling, general and administrative	1,429	1,596	4,032	4,363
Research and development	67	136	339	217
	$1,499	1,736	4,376	4,582

Liberty Broadband – Grants of Stock Options

There were no options to purchase shares of Series A, Series B or Series C common stock granted during the nine months ended September 30, 2017.

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

(unaudited)

Liberty Broadband – Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2017	454	$32.47
Granted	—	$—
Exercised	(49)	$26.85
Forfeited/cancelled	—	$—
Outstanding at September 30, 2017	405	$33.15	2.2	$25
Exercisable at September 30, 2017	402	$33.06	2.2	$25

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2017	2,467	$42.45
Granted	—	$—
Exercised	(94)	$27.08
Forfeited/cancelled	—	$—
Outstanding at September 30, 2017	2,373	$43.06	5.4	$124
Exercisable at September 30, 2017	851	$33.59	2.3	$52

As of September 30, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $11 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

As of September 30, 2017, Liberty Broadband reserved 2.8 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Skyhook Equity Incentive Plans

Skyhook issued 3.3 million phantom stock appreciation rights (“PARs”) and no phantom stock units (“PSUs”) during the nine months ended September 30, 2017. As of September 30, 2017, the fair value of outstanding PARs and PSUs was approximately $2.4 million. As of September 30, 2017,  $1.6 million (Level 3) is included in Other current liabilities in the accompanying condensed consolidated balance sheet for the fair value of Skyhook’s vested long-term incentive plan obligations.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(8) Commitments and Contingencies

Leases

Skyhook leases various properties under operating leases expiring at various times through 2018. Skyhook’s two principal facilities are under lease through December 2017 and December 2019, respectively. Including amounts due to Liberty under the facilities sharing agreement, the Company’s total rental expense was $368 thousand and $452 thousand for each of the three months ended September 30, 2017 and 2016, respectively, and $890 thousand and $1.0 million for each of the nine months ended September 30, 2017 and 2016, respectively.

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

Indemnification Claims

In the normal course of business, Skyhook provides indemnification to certain customers against specified claims that might arise against those customers from the use of Skyhook’s products. To date, Skyhook has not made any significant reimbursements to any of its customers for any losses related to these indemnification provisions. However, four such claims are currently pending. Skyhook is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations, although Skyhook’s liabilities in certain of those arrangements are customarily limited in various respects, including monetarily. Accordingly, no accrual was recorded related to indemnification claims as of September 30, 2017 or December 31, 2016.

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. The Company’s largest customers, that accounted for greater than 10% of revenue, aggregated 57% and 85% of total revenue for the three months ended September 30, 2017 and 2016, respectively, and 57% and 64% of total revenue for the nine months ended September 30, 2017 and 2016, respectively.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

For the nine months ended September 30, 2017, Liberty Broadband has identified the following consolidated subsidiary and equity method investment as its reportable segments:

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

Performance Measures

	Three months ended September 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$3,430	(980)	20,616	11,422
Charter	10,458,000	3,674,000	10,037,000	3,429,000
Corporate and other	—	(2,366)	—	(2,091)
	10,461,430	3,670,654	10,057,616	3,438,331
Eliminate equity method affiliate	(10,458,000)	(3,674,000)	(10,037,000)	(3,429,000)
Consolidated Liberty Broadband	$3,430	(3,346)	20,616	9,331

	Nine months ended September 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$9,643	(6,839)	27,413	1,234
Charter	30,979,000	10,946,000	18,728,000	5,963,000
Corporate and other	—	(5,423)	—	(7,170)
	30,988,643	10,933,738	18,755,413	5,957,064
Eliminate equity method affiliate	(30,979,000)	(10,946,000)	(18,728,000)	(5,963,000)
Consolidated Liberty Broadband	$9,643	(12,262)	27,413	(5,936)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Information

	September 30, 2017
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
Skyhook	$26,136	—	27
Charter	148,228,000	—	6,096,000
Corporate and other	9,455,758	9,326,871	—
	157,709,894	9,326,871	6,096,027
Eliminate equity method affiliate	(148,228,000)	—	(6,096,000)
Consolidated Liberty Broadband	$9,481,894	9,326,871	27

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months		Nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$(3,346)	9,331	(12,262)	(5,936)
Stock-based compensation	(1,499)	(1,736)	(4,376)	(4,582)
Depreciation and amortization	(942)	(971)	(2,844)	(2,935)
Operating income (loss)	(5,787)	6,624	(19,482)	(13,453)
Interest expense	(5,518)	(4,090)	(14,899)	(10,547)
Dividend and interest income	422	190	1,219	4,697
Share of earnings (loss) of affiliates	(5,280)	19,046	25,109	570,178
Realized and unrealized gains (losses) on financial instruments, net	2,675	—	5,026	92,990
Gain (loss) on dilution of investment in affiliate	(3,718)	(16,331)	(42,515)	760,074
Other, net	9	5	11	112
Earnings (loss) before income taxes	$(17,197)	5,444	(45,531)	1,404,051

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the return on our investment in, and performance of, Charter Communications, Inc. (“Charter”); Charter’s ongoing integration of its acquired operations; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiary and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

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

Overview

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband” or the “Company”), and to distribute subscription rights to acquire shares of Liberty Broadband’s Series C common stock (the “Broadband Spin-Off”). At the time of the Broadband Spin-Off, Liberty Broadband was comprised of (i) Liberty’s former interest in Charter Communications, Inc. (“Legacy Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc., (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable”, “TWC”, or “Legacy TWC”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

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

Results of Operations—Consolidated—September 30, 2017 and 2016

Consolidated operating results:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(amounts in thousands)
Revenue	$3,430	20,616	9,643	27,413
Operating expense	643	778	1,963	2,097
Research and development	1,373	2,248	5,875	7,823
Selling, general and administrative	4,760	8,259	14,067	23,429
Stock-based compensation	1,499	1,736	4,376	4,582
Depreciation and amortization	942	971	2,844	2,935
Operating income (loss)	(5,787)	6,624	(19,482)	(13,453)
Less impact of stock-based compensation and depreciation and amortization	2,441	2,707	7,220	7,517
Adjusted OIBDA	$(3,346)	9,331	(12,262)	(5,936)

Revenue

Revenue decreased $17.2 million and  $17.8 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year. The decrease in revenue for both the three and nine months ended September 30, 2017, as compared to the same periods in the prior year, was due to a new license agreement entered into during 2016 with no similar event occurring in 2017. On September 1, 2016, Skyhook entered into a license agreement pursuant to which Skyhook agreed to grant to the licensee a perpetual, non-exclusive, non-transferable, worldwide license to patents and patent applications owned by the companies. In exchange for this grant, the licensee agreed to pay a one-time lump sum payment of $17.5 million that was recognized as revenue during the three months ended September 30, 2016.

Operating expense, research and development, and selling, general and administrative expenses

Operating expense decreased by $135 thousand and $134 thousand for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year.  Research and development expense decreased by $875 thousand and $1.9 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year, primarily as a result of headcount reductions and other cost containment measures taken by Skyhook related to the run-off of the U-TDOA business. Selling, general, and administrative expense decreased by $3.5 million and $9.4 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year, primarily as a result of headcount reductions and other cost containment measures taken by Skyhook related to the run-off of the U-TDOA business coupled with reduced legal expenses of $1.3 million and $3.5 million, respectively, compared to the same periods in the prior year. Legal expenses in the current year have not been as significant due to a decrease in activity associated with license sales in the current period.

Stock-based compensation

The decrease in stock-based compensation expense of $237 thousand and $206 thousand for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year, were primarily due to adjustments made to certain outstanding awards in 2016 which increased their value, partially offset by additional grants of awards, and the ongoing vesting of outstanding grants.

Depreciation and amortization

Depreciation and amortization expense decreased by $29 thousand and $91 thousand during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year, due to certain assets becoming fully depreciated.

Operating income (loss)

Operating loss increased $12.4 million and $6.0 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year due to the items discussed above.

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

Adjusted OIBDA decreased $12.7 million and $6.3 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year. Adjusted OIBDA for the three months ended September 30, 2017 and 2016, includes $2.4 million and $2.1 million of corporate selling, general and administrative costs, respectively. Adjusted OIBDA for the nine months ended September 30, 2017 and 2016, includes $5.4 million and $7.2 million of corporate selling, general and administrative costs, respectively. The decrease in corporate selling, general and administrative costs for the nine months ended September 30, 2017, as compared to same periods in the prior year, was primarily due to decreased legal expenses. Legal expenses decreased in the current year due to legal expenses associated with the Transactions in 2016. The decrease in Skyhook Adjusted OIBDA for the three and nine months ended September 30, 2017, as compared to the corresponding periods in the prior year,  was due to the new license agreement entered into during the three months ended September 30, 2016, partially offset by lower operating expenses as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(amounts in thousands)
Other income (expense):
Interest expense	$(5,518)	(4,090)	(14,899)	(10,547)
Dividend and interest income	422	190	1,219	4,697
Share of earnings (losses) of affiliates	(5,280)	19,046	25,109	570,178
Realized and unrealized gains (losses) on financial instruments, net	2,675	—	5,026	92,990
Gain (loss) on dilution of investment in affiliate	(3,718)	(16,331)	(42,515)	760,074
Other, net	9	5	11	112
	$(11,410)	(1,180)	(26,049)	1,417,504

Interest expense

Interest expense increased  $1.4 million and $4.4 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to an increase in LIBOR during the current periods as compared to corresponding periods in the prior year.

Dividend and interest income

Dividend and interest income increased $232 thousand and decreased $3.5 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The increase in dividend and interest income for the three months ended September 30, 2017, as compared to the same period in the prior year, was the result of increased interest income due to higher short-term marketable securities rates during the third quarter of 2017, partially offset by lower cash balances. The decrease in dividend and interest income for the nine months ended September 30, 2017, as compared to the same period in the prior year, was the result of a loss of dividend income due to the Time Warner Cable Merger during May 2016.

Share of earnings (losses) of affiliates

Share of earnings of affiliates decreased $24.3 million and $545.1 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $15.3 million and $18.5 million, net of related taxes, for the three months ended September 30, 2017 and 2016, respectively, and expenses of $44.0 million and $23.2 million for the nine months ended September 30, 2017 and 2016, respectively, due to the amortization related to the excess basis of assets with identifiable useful lives and debt. The decrease in the share of earnings of affiliates in the three and nine months ended September 30, 2017, as compared to the same periods in the prior year, was primarily the result of the Time Warner Cable Merger and related transactions during May 2016 (see note 4 to the accompanying condensed consolidated financial statements).

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations, as well as pro forma information for the period ended September 30, 2016 as if the Transactions had been completed on January 1, 2015.

					Pro Forma
	Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2016
	(amounts in millions)
Revenue	$10,458	10,037	30,979	18,728	29,748
Operating expenses, excluding stock-based compensation	(6,784)	(6,608)	(20,033)	(12,765)
Adjusted OIBDA	3,674	3,429	10,946	5,963	10,092
Depreciation and amortization	(2,701)	(2,437)	(7,846)	(4,412)
Stock-based compensation	(64)	(81)	(198)	(168)
Operating income	909	911	2,902	1,383	2,813
Other expenses, net	(791)	(645)	(2,305)	(1,342)
Net earnings (loss) before income taxes	118	266	597	41
Income tax benefit (expense)	(26)	(16)	(99)	3,135
Net earnings (loss)	$92	250	498	3,176

Charter net earnings decreased  $158 million and $2,678 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $421 million and $12,251 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in the number of residential Internet and commercial business customers as well as price adjustments, offset by a decrease in basic video customers and advertising sales, and in the nine month period due to the Transactions which increased total revenue by approximately $11.4 billion. On a pro forma basis, assuming the Transactions occurred as of January 1, 2015, total revenue growth was 4.1% for the nine months ended September 30, 2017, compared to the corresponding period in 2016.

The increase in revenue during the three and nine months ended September 30, 2017 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation of $176 million and $7,268 million, respectively. The increase in operating expenses was primarily attributable to the Transactions. Operating costs also increased due to an increase in programming costs as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents, higher expanded basic package customers and higher pay-per-view events, offset by synergies as a result of the Transactions.  Charter expects programming expenses to continue to increase in future periods due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. Charter does not expect to be able to fully pass the cost increases on to its customers without a potential loss of customers.

Charter’s Adjusted OIBDA for the three and nine months ended September 30, 2017 increased as a result of the discussion above. On a pro forma basis, Charter’s Adjusted OIBDA increased by $854 million for the nine months ended September 30, 2017, as a result of the discussion above, offset by increases in programming, marketing and transition costs which was offset by decreases in all other operating expense categories.

Depreciation and amortization expense increased $264 million and $3,434 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year. The increase in depreciation and amortization expense was primarily the result of higher capital expenditures in the current year, as well as additional depreciation and amortization related to the Transactions, inclusive of the incremental amounts as a result of the higher fair values recorded in acquisition accounting. Stock-based compensation expense decreased $17 million and increased $30 million during the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily due to the Transactions.

Charter’s results were also impacted by an increase in other expenses, net of $146 million and $963 million for the three and nine months ended September 30, 2017, respectively. The increase in other expenses, net was primarily due to (i) decreases of $30 million and $524 million in other pension benefits for the three months and nine months ended September 30, 2017 and 2016, respectively, and (ii) $64 million and $479 million of additional interest expense that was recognized during the three and nine months ended September 30, 2017, respectively, in each case, as compared to the same period in the prior year. The decrease in other pension benefits during the three months ended September 30, 2017, as compared to the corresponding period in the prior year, was primarily due to a third quarter 2017 remeasurement as a result of significant lump sum settlement payments to participants. The decrease in other pension benefits during the nine months ended September 30, 2017, as compared to the corresponding period in the prior year, was primarily as a result of a $675 million pension curtailment gain offset by an $157 million net remeasurement loss recognized in 2016 that resulted from an amendment to the plans made subsequent to the Time Warner Cable Merger. The increase in interest expense that was recognized during the three and nine months ended September 30, 2017, respectively, as compared to the same period in the prior year, was associated with debt assumed from Legacy TWC and an increase in weighted average debt outstanding primarily due to the issuance of notes in 2017.

Income tax expense increased $10 million and $3,234 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. Income tax expense for the three and nine months ended September 30, 2017, was reduced by approximately $17 million and $88 million, respectively, due to the recognition of excess tax benefits resulting from share based compensation as a component of the provision for income taxes following the prospective application of Accounting Standard Update 2016-09. Income tax expense for the three months ended September 30, 2016 was also impacted by a change in a state tax law that resulted in approximately $44 million of tax benefit. Income tax benefit for the nine months ended September 30, 2017 was a result of a reduction of substantially all of Legacy Charter’s preexisting valuation allowance associated with its deferred tax assets of approximately $3.3 billion as certain of the deferred tax liabilities that were assumed in connection with the closing of the Time Warner Cable Merger will reverse and provide a source of future taxable income.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net declined $2.7 million and $88.0 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year.  The realized gains during the three and nine months ended September 30, 2017 were related to the zero-strike call options (see discussion in note 3 to the accompanying condensed consolidated financial statements). During the three months ended September 30, 2016, there were no net realized or unrealized gains (losses) as we exited the derivative and Time Warner Cable shares were exchanged for Charter shares during the second quarter of 2016. The net realized and unrealized gain of $93.0 million for the nine months ended September 30, 2016, was attributable to gains in the fair value of our investment in Time Warner Cable, due to increases in the Time Warner Cable stock price during the period.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate improved $12.6 million during the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to a decrease of issuances of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. The loss on dilution of investment in affiliate declined $802.6 million during the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to the Company’s increased basis in Charter as a result of the Transactions during 2016, along with an increase in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter warrants and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Other, net

Other, net during the three and nine months ended September 30, 2017 is primarily attributable to a gain on the sale of certain fixed assets at Skyhook during the year, partially offset by tax penalties. Other, net during the three and nine months ended September 30, 2016 was attributable to a gain on the sale of shares of a certain Skyhook cost investment.

Income tax benefit (expense)

During the three and nine months ended September 30, 2017, we had an income tax benefit of $7.3 million and $18.2 million, respectively, and the effective rate was approximately 42.6% and 40.1%, respectively.  For the three and nine months ended September 30, 2016, we had an income tax expense of $1.7 million and $532.3 million, respectively, and the effective tax rate was approximately 30.4% and 37.9%,  respectively. The difference between the effective income tax rate of 42.6% and the U.S. Federal income tax rate of 35% for the three months ended September 30, 2017 is primarily due to the effect of state income taxes and unrealized gain attributable to the Company’s own stock which is not recognized for tax purposes. The difference between the effective income tax rate of 40.1% and the U.S. Federal income tax rate of 35% for the nine months ended September 30, 2017, is primarily due to the effect of state income taxes and unrealized gain attributable to the Company’s own stock which is not recognized for tax purposes. The difference between the effective income tax rate of 30.4% and the U.S. Federal income tax rate of 35% for the three months ended September 30, 2016 is primarily due to the effect of state income taxes. The difference between the effective income tax rate of 37.9% and the U.S. Federal income tax rate of 35% for the nine months ended September 30, 2016 is primarily due to the effect of state income taxes.

Liquidity and Capital Resources

As of September 30, 2017,  substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries), proceeds from asset sales, monetization of our investments, debt borrowings, equity issuances, and dividend and interest receipts.

As of September 30, 2017,  Liberty Broadband had a cash balance of $135 million.

	Nine months ended September 30,
	2017	2016
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(23,596)	(5,033)
Net cash provided (used) by investing activities	$(13)	(4,990,687)
Net cash provided (used) by financing activities	$(46,694)	4,599,682

The increase in cash used by operating activities in the nine months ended September 30, 2017, as compared to the same period in the prior year, was primarily driven by the increase in operating loss, as well as the timing of differences in cash receipts and payments.

During the nine months ended September 30, 2016, net cash flows from investing activities were primarily related to transactions in connection with the Time Warner Cable Merger and the Bright House Transaction, as discussed in note 4 of the accompanying condensed consolidated financial statements.

During the nine months ended September 30, 2017, net cash flows from financing activities were primarily related to the net debt repayments of $103 million and settlement of the zero-strike call options (see notes  3 and 6 to the accompanying condensed consolidated financial statements).

During the nine months ended September 30, 2016, net cash flows from financing activities were primarily related to the Company’s issuance of $4.4 billion in additional shares of Liberty Broadband Series C common stock to purchase $4.3 billion in shares of New Charter, in addition to net borrowings of $200.0 million under two margin loan agreements, entered into on March 21, 2016, between a subsidiary of the Company and the lenders thereto.

The projected use of our cash will be primarily to fund any operational needs of our subsidiary, to service debt, to fund potential investment opportunities, and refinance Liberty Broadband’s margin loans that come due in 2019. We expect our potential sources of liquidity (discussed above) and corporate cash to cover corporate expenses and future obligations.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by achieving what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We anticipate achieving this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and/or (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2017, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$500	2.7%	$—	NA

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three and nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes "Legal Proceedings" under Item 3 of Part I. Other than as described in Part II, Item 1. Legal Proceedings of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, there have been no material changes from the legal proceedings described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Liberty Broadband Series A, B or C common stock during the period.

During the three months ended September 30, 2017, no shares of Liberty Broadband Series A or Series C common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Margin Loan Agreement, dated as of August 31, 2017, among LBC Cheetah 6, LLC, as Borrower, various lenders and Bank of America, N.A., as Calculation Agent and Bank of America, N.A., as Administrative Agent.*

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

LIBERTY BROADBAND CORPORATION

Date: November 1, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: November 1, 2017	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)