Form 10-Q
period 2018-03-31
Liberty Broadband Corp
filed 2018-05-02
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of April 16, 2018 was:

Series A common stock	26,306,408
Series B common stock	2,455,179
Series C common stock	152,582,266

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2018	2017
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$78,088	81,257
Other current assets	1,797	2,797
Total current assets	79,885	84,054
Investment in Charter, accounted for using the equity method (note 5)	11,866,434	11,835,613
Other tangible and intangible assets, net	11,179	12,073
Other assets	49	49
Total assets	$11,957,547	11,931,789
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,703	5,381
Deferred revenue and other current liabilities	2,515	5,168
Total current liabilities	5,218	10,549
Debt (note 6)	497,764	497,370
Deferred income tax liabilities	939,821	932,593
Other liabilities	3,349	4,376
Total liabilities	1,446,152	1,444,888
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,306,408 shares at March 31, 2018 and 26,301,755 shares at December 31, 2017	263	262
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,455,179 shares at March 31, 2018 and December 31, 2017	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 152,582,266 shares at March 31, 2018 and 152,563,229 shares at December 31, 2017	1,526	1,526
Additional paid-in capital	7,940,438	7,907,900
Accumulated other comprehensive earnings, net of taxes	8,424	8,424
Retained earnings	2,560,719	2,568,764
Total equity	10,511,395	10,486,901
Commitments and contingencies (note 8)
Total liabilities and equity	$11,957,547	11,931,789

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2018	2017
	(amounts in thousands, except per share amounts)
Revenue:
Software sales	$11,791	3,008
Service	—	132
Total revenue	11,791	3,140
Operating, including stock-based compensation (note 7)	466	615
Selling, general and administrative, including stock-based compensation (note 7)	6,727	5,544
Research and development, including stock-based compensation (note 7)	1,443	2,390
Depreciation and amortization	909	953
	9,545	9,502
Operating income (loss)	2,246	(6,362)
Other income (expense):
Interest expense	(5,037)	(4,555)
Dividend and interest income	225	338
Share of earnings (losses) of affiliates (note 5)	9,302	18,922
Gain (loss) on dilution of investment in affiliate (note 5)	(26,757)	(32,138)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	—	981
Other, net	—	(1)
Net earnings (loss) before income taxes	(20,021)	(22,815)
Income tax benefit (expense)	4,951	8,370
Net earnings (loss) attributable to Liberty Broadband shareholders	$(15,070)	(14,445)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$(0.08)	(0.08)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$(0.08)	(0.08)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2018	2017
	(amounts in thousands)
Net earnings (loss)	$(15,070)	(14,445)
Other comprehensive earnings (loss), net of taxes:
Share of other comprehensive earnings (loss) of equity affiliate	—	124
Other comprehensive earnings (loss), net of taxes	—	124
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$(15,070)	(14,321)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2018	2017
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(15,070)	(14,445)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	909	953
Stock-based compensation	1,405	1,448
Share of (earnings) losses of affiliates, net	(9,302)	(18,922)
(Gain) loss on dilution of investment in affiliate	26,757	32,138
Realized and unrealized (gains) losses on financial instruments, net	—	(981)
Deferred income tax expense (benefit)	(4,950)	(8,380)
Other, net	394	87
Changes in operating assets and liabilities:
Current and other assets	1,282	3
Payables and other liabilities	(5,121)	(1,502)
Net cash provided (used) by operating activities	(3,696)	(9,601)
Cash flows from investing activities:
Capital expended for property and equipment	(14)	—
Net cash provided (used) by investing activities	(14)	—
Cash flows from financing activities:
Proceeds from settlements of financial instruments	—	50,000
Other financing activities, net	541	1,745
Net cash provided (used) by financing activities	541	51,745
Net increase (decrease) in cash	(3,169)	42,144
Cash, cash equivalents and restricted cash, beginning of period	81,257	205,728
Cash, cash equivalents and restricted cash, end of period	$78,088	247,872

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2018	$—	262	25	1,526	7,907,900	8,424	2,568,764	10,486,901
Net earnings (loss)	—	—	—	—	—	—	(15,070)	(15,070)
Stock-based compensation	—	—	—	—	1,352	—	—	1,352
Issuance of common stock upon exercise of stock options	—	1	—	—	540	—	—	541
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	1,223	1,223
Cumulative effect of accounting change at Charter	—	—	—	—	—	—	5,802	5,802
Noncontrolling interest activity at Charter	—	—	—	—	30,646	—	—	30,646
Balance at March 31, 2018	$—	263	25	1,526	7,940,438	8,424	2,560,719	10,511,395

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

On May 18, 2016, Time Warner Cable merged with Legacy Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in CCH I, LLC (“Charter”), a former subsidiary of Legacy Charter, becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC from Advance/Newhouse Partnership (“A/N”) by Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Legacy Charter, Charter (for accounting purposes a related party of the Company), Liberty Interactive Corporation (“Liberty Interactive,” now known as Qurate Retail, Inc., for accounting purposes a related party of the Company) and Time Warner Cable. As a result of the Time Warner Cable Merger and Bright House Transaction (collectively, the “Transactions”), Liberty Broadband exchanged its shares of Time Warner Cable for shares of Charter and purchased additional shares of Charter. As a result, and pursuant to proxy agreements with GCI Liberty, Inc. (“GCI Liberty”) and A/N, Liberty Broadband controls 25.01% of the aggregate voting power of Charter. See note 5 for additional detail regarding these transactions and corresponding agreements.

The Company’s wholly owned subsidiary, Skyhook Holding, Inc. (“Skyhook”), focuses on the development and sale of Skyhook’s device-based location technology. Skyhook markets and sells two primary products: (1) a location determination service called the Precision Location Solution; and (2) a location intelligence and data insights service called Geospatial Insights.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2017. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers the application of the equity method of accounting for investments in affiliates and accounting for income taxes to be its most significant estimates.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rate and implementing a territorial tax system.  In the prior year, we recognized the provisional tax impacts related to the revaluation of deferred tax balances and included these estimates in our consolidated financial statements for the year ended December 31, 2017. We are still in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, continued analysis of the estimates and further guidance and interpretations on the application of the law. We expect to complete our analysis by December 2018.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, approximately $950 thousand and $746 thousand was reimbursable to Liberty for the three months ended March 31, 2018 and 2017, respectively.

(2) Recent Accounting Pronouncements

Accounting Standards Adopted January 1, 2018

Revenue from Contracts with Customers. As of January 1, 2018, the Company adopted the Accounting Standards Updates (“ASU”) amending revenue recognition guidance using the modified retrospective method for all contracts reflecting the aggregate effect of modifications prior to the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Upon adoption, we recognized a net cumulative effect of applying the new revenue guidance as a net increase to the opening balance of retained earnings of $1.2 million, as well as an increase to other current assets of $0.3 million, an increase to deferred income tax liabilities of $0.4 million and a decrease to deferred revenue and other current liabilities of $1.3 million, primarily due to changes in the timing of revenue recognition. The impact of the new accounting guidance to our condensed consolidated statement of operations was not meaningful for the three months ended March 31, 2018, and we do not expect it to be meaningful going forward.

Revenue Recognition

Skyhook earns revenue from the sale and integration of its Precision Location Solution (including the licensing of software and data components that make up that solution) and the licensing of Geospatial Insights data. In addition, Skyhook earns revenue through entering into licensing agreements with companies to utilize its underlying intellectual property.

Revenue is recognized upon transfer of control of promised products or services to its customers in an amount that reflects the consideration expected to be received in exchange for those products and services.

Skyhook sells its Precision Location Solution and Geospatial Insights data via fixed fee, usage basis or revenue share licensing arrangements. Revenue for fixed fee arrangements is recognized on a straight-line basis over the performance period. Revenue for usage based contracts or revenue share arrangements is recognized upon transfer of the service to its customers. Contracts with customers often include multiple products and services, which in general are not distinct within the context of the contract. Transaction prices of individual products and services are not allocated to specific performance obligations and are recognized ratably.

Skyhook recognizes fees received from intellectual property licensing at the inception of a license term for perpetual licenses when there are no ongoing performance obligations. Revenue recognition is deferred when there are ongoing performance obligations. In such circumstances, revenue would be allocated to the performance obligation and recognized upon the transfer of control of the promised product or service.

Deferred Revenue. At January 1, 2018, deferred revenue liabilities consisted of $4.5 million and $2.3 million, included in deferred revenue and other current liabilities, and other liabilities, respectively. Of this $6.8 million that was recorded as deferred revenue, $2.6 million was recognized as revenue during the three months ended March 31, 2018. At March 31, 2018, the related balance consisted of $1.9 million and $2.5 million, included in deferred revenue and other current liabilities, and other liabilities, respectively. Of this $4.4 million that was recorded as deferred revenue, we expect to recognize approximately 85% over the next one to three years.

Accounting Policies Elected. The Company has elected to exclude all taxes assessed by a governmental authority from the measurement of the transaction price.

Practical Expedients Utilized.  The Company has elected to apply the new revenue guidance only to those contracts that were not completed contracts as of December 31, 2017 and considered contract modifications that occurred prior to January 1, 2018 as combined with the original contract. Subsequent to January 1, 2018, the Company will consider each modification separately in accordance with the new guidance.

Significant Judgments. The Company estimates variable consideration at the most likely amount to which we expect to be entitled. This estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all historical, current and forecast information that is reasonably available to us.

Definition of a Business. As of January 1, 2018, the Company adopted the new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

businesses. Upon adoption, the standard impacts how the Company assesses acquisitions (or disposals) of assets or businesses.

Accounting Standards Not Yet Adopted

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance that allows an entity to elect to reclassify “stranded” tax effects in AOCI to retained earnings to address concerns related to accounting for certain provisions of the Tax Cuts and Jobs Act ("the Tax Act") enacted in December 2017. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of this new guidance on our consolidated financial statements.

(3) Earnings (Loss) per Share

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

	Liberty Broadband Common Stock
	Three months	Three months
	ended	ended
	March 31, 2018	March 31, 2017
	(numbers of shares in thousands)
Basic WASO	181,316	181,771
Potentially dilutive shares (1)	1,398	1,274
Diluted WASO	182,714	183,045

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and (liabilities) measured at fair value are as follows:

	March 31, 2018			December 31, 2017
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
(amounts in thousands)
Cash equivalents	$65,521	65,521	—	76,304	76,304	—

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2018	2017
	(amounts in thousands)
Derivative instruments (1)	—	981
	$—	981

(1)

As of December 31, 2016, the Company had an outstanding zero-strike call option on 704,908 shares of Liberty Broadband Series C common stock which expired in March 2017. Subsequent to March 31, 2018, the Company entered into another zero-strike call option on 610,325 shares of Liberty Broadband Series C common stock and prepaid a premium of $47.8 million in April 2018.

(5) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of March 31, 2018, the carrying value of Liberty Broadband’s ownership in Charter was approximately $11,866 million. The market value of Liberty Broadband’s ownership in Charter as of March 31, 2018 was approximately $16,828 million, which represented an approximate economic ownership of 23% of the outstanding equity of Charter as of that date.

Pursuant to proxy agreements with GCI Liberty (see below) and A/N (the “GCI Liberty Proxy” and “A/N Proxy”, respectively), Liberty Broadband has an irrevocable proxy to vote certain shares of Charter common stock owned beneficially or of record by GCI Liberty and A/N following the closing of the Time Warner Cable Merger, for a five year term subject to extension upon the mutual agreement of both parties, subject to certain limitations.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

In March 2018, Liberty Interactive completed its previously announced transactions with GCI Liberty and, in connection with the completion of these transactions, the proxy agreement with Liberty Interactive was assigned to GCI Liberty.

As a result of the A/N Proxy and the GCI Liberty Proxy, Liberty Broadband controls 25.01% of the aggregate voting power of Charter following the completion of the Time Warner Cable Merger and the Bright House Transaction and is Charter’s largest stockholder.

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

Investment in Charter

The excess basis in our investment in Charter has increased to $3,037 million as of March 31, 2018 allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

	March 31,	December 31,
	2018	2017
Property and equipment	$351	361
Customer relationships	693	689
Franchise fees	1,701	1,670
Trademarks	29	29
Goodwill	1,031	986
Debt	(99)	(98)
Deferred income tax liability	(669)	(662)
	$3,037	2,975

Upon acquisition, Liberty Broadband ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the effective interest rate method. The increase in excess basis for the three months ended March 31, 2018, was primarily due to Charter’s share buyback program. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $28.7 million and $12.1 million, net of related taxes, for the three months ended March 31, 2018 and 2017, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had a dilution loss of $26.8 million and $32.1 million during the three months ended March 31, 2018 and 2017, respectively. The dilution losses for the three months ended March 31, 2017 was attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounting Change

Charter adopted the new revenue guidance, as described in note 2, on January 1, 2018 using the modified retrospective transition method with a cumulative-effect adjustment to equity. The January 1, 2018 adoption cumulative-effect adjustment consisted of an increase to other noncurrent assets of $120 million, an increase to accounts payable and accrued liabilities of $71 million, an increase to deferred income tax liabilities of $11 million and an increase to total shareholders’ equity of $38 million.  Charter applied the cumulative-effect method to all contracts as of January 1, 2018.  Operating results for the three months ended March 31, 2018 are not materially different than results that would have been reported under previous guidance.

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheets

	March 31, 2018	December 31, 2017
Current assets	$2,398	2,555
Property and equipment, net	34,002	33,888
Goodwill	29,554	29,554
Intangible assets, net	78,634	79,270
Other assets	1,563	1,356
Total assets	$146,151	146,623
Current liabilities	11,602	11,090
Deferred income taxes	17,351	17,314
Long-term debt	67,609	68,186
Other liabilities	2,464	2,502
Equity	47,125	47,531
Total liabilities and shareholders’ equity	$146,151	146,623

Charter condensed consolidated statements of operations

	Three months ended
	March 31,
	2018	2017
Revenue	$10,657	10,164
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	(6,836)	(6,579)
Depreciation and amortization	(2,710)	(2,550)
Other operating expenses, net	(69)	(94)
	(9,615)	(9,223)
Operating income	1,042	941
Interest expense, net	(851)	(713)
Other income (expense), net	60	8
Income tax benefit (expense)	(28)	(25)
Net income (loss)	223	211
Less: Net income attributable to noncontrolling interests	(55)	(56)
Net income (loss) attributable to Charter shareholders	$168	155

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Debt

2017 Margin Loan Facility

On August 31, 2017, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”), entered into a multi-draw margin loan credit facility (the “2017 Margin Loan Facility” and, the credit agreement governing such facility, the “2017 Margin Loan Agreement”) with Bank of America, N.A and the lenders thereunder. SPV is permitted, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $1.0 billion. SPV will also have the ability from time to time to request additional loans in an aggregate principal amount of up to $1.0 billion on an uncommitted basis subject to certain conditions. SPV had borrowed $500 million as of both March 31, 2018 and December 31, 2017, and had $500 million available to be drawn until August 31, 2018. The maturity date of the loans under the 2017 Margin Loan Agreement is August 30, 2019 (except for any incremental loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Accordingly, the debt is classified as noncurrent as of March 31, 2018. Borrowings under the 2017 Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%, unless it is unlawful for the applicable lender to fund or maintain loans based on LIBOR or there are material restrictions on the applicable lender to do so, in which case borrowings under the 2017 Margin Loan Agreement will either (a) bear interest at 0.5% plus the higher of (i) the federal funds rate plus ½ of 1%, (ii) the prime rate and (iii) LIBOR plus 1% for each day during such period or (b) be prepaid. Borrowings outstanding under this margin loan bore interest at a rate of 3.80% per annum at March 31, 2018. Interest is payable quarterly in arrears beginning on September 29, 2017. SPV used available cash and a portion of the proceeds of the loans under the 2017 Margin Loan Facility to repay the two margin loan agreements entered into by a wholly-owned special purpose subsidiary of the Company on October 30, 2014 and two margin loan agreements entered into by another wholly-owned special purpose subsidiary of the Company on March 21, 2016. Borrowings may also be used for distribution as a dividend or a return of capital, for the purchase of margin stock and for general corporate purposes.

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

SPV’s obligations under the 2017 Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the 2017 Margin Loan Agreement. The 2017 Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of March 31, 2018,  6.8 million shares of Charter with a value of $2.1 billion were pledged as collateral pursuant to the 2017 Margin Loan Agreement.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three months
	ended
	March 31,
	2018	2017
Operating expense	$—	1
Selling, general and administrative	1,388	1,220
Research and development	17	227
	$1,405	1,448

Liberty Broadband – Grants of Stock Options

There were no options to purchase shares of Series A, Series B or Series C common stock granted during the three months ended March 31, 2018.

The Company calculates the GDFV for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty Broadband common stock and the implied volatility of publicly traded Liberty Broadband options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Liberty Broadband – Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2018	404	$33.16
Granted	—	$—
Exercised	(5)	$27.88
Forfeited/cancelled	—	$—
Outstanding at March 31, 2018	399	$33.24	1.7	$21
Exercisable at March 31, 2018	397	$33.19	1.7	$20

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2018	2,388	$43.35
Granted	—	$—
Exercised	(24)	$28.57
Forfeited/cancelled	—	$—
Outstanding at March 31, 2018	2,364	$43.50	5.0	$100
Exercisable at March 31, 2018	844	$34.54	1.9	$43

As of March 31, 2018, the total unrecognized compensation cost related to unvested Awards was approximately $9 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.5 years.

As of March 31, 2018, Liberty Broadband reserved 2.8 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Skyhook Equity Incentive Plans

Long-Term Incentive Plans

Skyhook has a long-term incentive plan which provides for the granting of phantom stock appreciation rights (“PARs”) and phantom stock units (“PSUs”) to employees, directors, and consultants of Skyhook that is not significant to Liberty Broadband. As of both March 31, 2018 and December 31, 2017, $1.2 million are included in other liabilities for the fair value (Level 2) of the Company’s long-term incentive plan obligations.

(8) Commitments and Contingencies

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

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. The Company’s largest customers, that accounted for greater than 10% of revenue, aggregated 72% and 67% of total revenue for the three months ended March 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

Liberty Broadband did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

For the three months ended March 31, 2018, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

•

Skyhook—a wholly owned subsidiary of the Company that provides the Precision Location Solution (a location determination service) and Geospatial Insights product (a location intelligence and data insights service).

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

	Three months ended March 31,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$11,791	6,099	3,140	(2,560)
Charter	10,657,000	3,824,000	10,164,000	3,560,000
Corporate and other	—	(1,539)	—	(1,401)
	10,668,791	3,828,560	10,167,140	3,556,039
Eliminate equity method affiliate	(10,657,000)	(3,824,000)	(10,164,000)	(3,560,000)
Consolidated Liberty Broadband	$11,791	4,560	3,140	(3,961)

Other Information

	March 31, 2018
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
Skyhook	$24,312	—	14
Charter	146,151,000	—	2,183,000
Corporate and other	11,933,235	11,866,434	—
	158,108,547	11,866,434	2,183,014
Eliminate equity method affiliate	(146,151,000)	—	(2,183,000)
Consolidated Liberty Broadband	$11,957,547	11,866,434	14

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months
	ended March 31,
	2018	2017
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$4,560	(3,961)
Stock-based compensation	(1,405)	(1,448)
Depreciation and amortization	(909)	(953)
Operating income (loss)	2,246	(6,362)
Interest expense	(5,037)	(4,555)
Dividend and interest income	225	338
Share of earnings (loss) of affiliates, net	9,302	18,922
Realized and unrealized gains (losses) on financial instruments, net	—	981
Gain (loss) on dilution of investment in affiliate	(26,757)	(32,138)
Other, net	—	(1)
Earnings (loss) before income taxes	$(20,021)	(22,815)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service and product offerings; the recoverability of our goodwill and other long-lived assets; the performance of our equity affiliate, Charter Communications, Inc. (“Charter”); our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiary and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2017. Additionally, see note 2 to the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband” or the “Company”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). Liberty Broadband was formed in 2014 as a Delaware corporation. At the time of the Broadband Spin-Off, Liberty Broadband was comprised of (i) Liberty’s former interest in Charter Communications, Inc. (“Legacy Charter”), (ii) Liberty’s former wholly-owned subsidiary TruePosition, Inc., (iii) Liberty’s former minority equity investment in Time Warner Cable, Inc. (“Time Warner Cable,” “TWC,” or “Legacy TWC”), (iv) certain deferred tax liabilities, as well as liabilities related to the Time Warner Cable written call options and (v) initial indebtedness, pursuant to margin loans entered into prior to the completion of the Broadband Spin-Off. The Broadband Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty common stock.

On May 18, 2016, Time Warner Cable merged with Legacy Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in CCH I, LLC, a former subsidiary of Legacy Charter (“Charter”), becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC (“Bright House”) from Advance/Newhouse Partnership (“A/N”) by Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Legacy Charter, Charter, Liberty Interactive Corporation,  now known as Qurate Retail, Inc., and Time Warner Cable. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband exchanged its shares of Time Warner Cable for shares of Charter and purchased additional shares of Charter. As a result, and pursuant to proxy agreements with GCI Liberty, Inc. and A/N, Liberty Broadband controls 25.01% of the aggregate voting power of Charter. In addition, in connection with the Time Warner Cable Merger, Liberty Broadband funded its purchase of shares of Charter Class A common stock using proceeds of $4.4 billion related to subscriptions for approximately 78.3 million newly issued shares of Liberty Broadband Series C common stock.

The Company’s wholly owned subsidiary, Skyhook Holding, Inc. (“Skyhook”), focuses on the development and sale of Skyhook’s device-based location technology. Skyhook markets and sells two primary products: (1) a location determination service called the Precision Location Solution; and (2) a location intelligence and data insights service called Geospatial Insights.

The financial information represents a consolidation of the historical financial information of Skyhook, Liberty Broadband’s interest in Charter and certain deferred tax liabilities. This financial information refers to the consolidation of the aforementioned subsidiary, investments, and financial instruments, as “Liberty Broadband,” “the Company,” “us,” “we” and “our” here and in the notes to the accompanying condensed consolidated financial statements.

Results of Operations—Consolidated—March 31, 2018 and 2017

Consolidated operating results:

	Three months ended
	March 31,
	2018	2017
	(amounts in thousands)
Revenue	$11,791	3,140
Operating expense	466	614
Research and development	1,426	2,163
Selling, general and administrative	5,339	4,324
Stock-based compensation	1,405	1,448
Depreciation and amortization	909	953
Operating income (loss)	2,246	(6,362)
Less impact of stock-based compensation and depreciation and amortization	2,314	2,401
Adjusted OIBDA	$4,560	(3,961)

Revenue

Revenue increased $8.7 million for the three months ended March 31, 2018,  as compared to the corresponding period in the prior year. The increase in revenue for the three months ended March 31, 2018 was due to a new license agreement entered into during the period. On February 16, 2018, Skyhook entered into a license agreement pursuant to which Skyhook agreed to grant to the licensee a perpetual, non-exclusive, non-transferable, worldwide license to patents and patent applications owned by Skyhook. In exchange for this grant, the licensee agreed to pay a one-time lump sum payment of $8.5 million that was recognized as revenue during the three months ended March 31, 2018.

Operating expense, research and development, and selling, general and administrative expenses

Operating expense and research and development expense decreased by $148 thousand and  $737 thousand, respectively, for the three months ended March 31, 2018, as compared to the corresponding period in the prior year, primarily as a result of headcount reductions and other cost containment measures taken by Skyhook in late 2017. Selling, general, and administrative expense increased by $1.0 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year, primarily as a result of increased legal expenses of $0.8 million and other costs associated with the license agreement, partially offset by decreased expenses resulting from headcount reductions and other cost containment measures taken by Skyhook in late 2017.

Stock-based compensation

The decrease in stock-based compensation expense of $43 thousand for the three months ended March 31, 2018, as compared to the corresponding period in the prior year, was primarily due to a reduction in the fair value of outstanding grants,  partially offset by additional grants of awards, and the ongoing vesting of outstanding grants.

Depreciation and amortization

Depreciation and amortization expense decreased by $44 thousand during the three months ended March 31, 2018, as compared to the corresponding period in the prior year, due to certain assets becoming fully depreciated.

Operating income (loss)

Operating income increased $8.6 million for the three months ended March 31, 2018,  as compared to the corresponding period in the prior year due to the items discussed above.

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

Adjusted OIBDA increased $8.5 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase in Skyhook Adjusted OIBDA for the three months ended March 31, 2018, as compared to the corresponding period in the prior year, was due to the new license agreement entered into during the three months ended March 31, 2018, coupled with lower operating expenses resulting from headcount reductions and other cost containment measures discussed above, partially offset by increased legal expenses and other costs associated with the license agreement discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2018	2017
	(amounts in thousands)
Other income (expense):
Interest expense	$(5,037)	(4,555)
Dividend and interest income	225	338
Share of earnings (losses) of affiliates	9,302	18,922
Realized and unrealized gains (losses) on financial instruments, net	—	981
Gain (loss) on dilution of investment in affiliate	(26,757)	(32,138)
Other, net	—	(1)
	$(22,267)	(16,453)

Interest expense

Interest expense increased  $0.5 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase was primarily due to an increase in our weighted average interest rate during the current period as compared to corresponding period in the prior year.

Dividend and interest income

Dividend and interest income decreased $113 thousand during the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The decrease in dividend and interest income for the three months ended March 31, 2018, as compared to the corresponding period in the prior year, was the result of lower cash balances in the current period.

Share of earnings (losses) of affiliates

Share of earnings of affiliates decreased $9.6 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $28.7 million and $12.1 million, net of related taxes, for the three months ended March 31, 2018 and 2017, respectively, due to the increase in excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program. The decrease in the share of earnings of affiliates in the three months ended March 31, 2018, as compared to the corresponding period in the prior year, was primarily the result of increased amortization of our excess basis.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended
	March 31,
	2018	2017
	(amounts in millions)
Revenue	$10,657	10,164
Operating expenses, excluding stock-based compensation	(6,833)	(6,604)
Adjusted OIBDA	3,824	3,560
Depreciation and amortization	(2,710)	(2,550)
Stock-based compensation	(72)	(69)
Operating income	1,042	941
Other expenses, net	(791)	(705)
Net earnings (loss) before income taxes	251	236
Income tax benefit (expense)	(28)	(25)
Net earnings (loss)	$223	211

Charter net earnings increased  $12 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year.

Charter’s revenue increased $493 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year, primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as growth in expanded basic video penetration offset by a decrease in limited basic video customers.

The increase in revenue during the three months ended March 31, 2018 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation of $229 million. Operating costs increased due to an increase in programming costs and costs to service customers.

Programming costs increased as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents, higher expanded basic video package customers partly offset by one-time programming benefits during the three months ended March 31, 2018. Charter expects programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. Charter has been unable to fully pass these increases on to its customers nor does it expect to be able to do so in the future without a potential loss of customers.

Cost to service customers increased during the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily due to an increase in bad debt expense.

Charter’s Adjusted OIBDA for the three months ended March 31, 2018 increased as a result of the discussion above.

Depreciation and amortization expense increased $160 million during the three months ended March 31, 2018,  as compared to the corresponding period in the prior year, primarily representing depreciation on more recent capital expenditures, offset by certain assets becoming fully depreciated.

Charter’s results were also impacted by an increase in other expenses, net of $86 million for the three months ended March 31, 2018. The increase in other expenses, net was primarily due to $138 million of additional interest expense that was recognized during the three months ended March 31, 2018, as compared to the corresponding period in the prior year, offset by $25 million of additional gains on financial instruments, net and no loss on extinguishment of debt in the current period. The increase in interest expense that was recognized during the three months ended March 31, 2018, as compared to the corresponding period in the prior year, was primarily as a result of an increase in weighted average debt outstanding of approximately $8.8 billion, primarily due to the issuance of notes throughout 2017 for general corporate purposes including stock buybacks. Charter recorded gains on financial instruments, net of $63 million and $38 million during the three months ended March 31, 2018 and 2017, respectively. Gains and losses on financial instruments are primarily recognized due to changes in the fair value of Charter’s cross currency derivative instruments and the foreign currency remeasurement of the fixed-rate British pound sterling denominated notes into U.S. dollars. Additionally, in the three months ended March 31, 2017, Charter recorded loss on extinguishment of debt of $34 million which primarily represents losses recognized as a result of repurchases of CCO Holdings, LLC notes, with no similar loss in the three months ended March 31, 2018.

Income tax expense increased $3 million for the three months ended March 31, 2018,  as compared to the corresponding period in the prior year. Income tax expense for the three months ended March 31, 2018 and 2017 was reduced by approximately $22 million and $56 million, respectively, due to the recognition of excess tax benefits resulting from share based compensation.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net declined $1.0 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year.  The realized gains during the three months ended March 31, 2017, were related to the zero-strike call options (see discussion in note 4 to the accompanying condensed consolidated financial statements). For the three months ended March 31, 2018, we had no outstanding zero-strike call options.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate was less by $5.4 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year, primarily due to a  decrease in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter warrants to third parties and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Other, net

Other, net during the three months ended March 31, 2017 was primarily attributable to tax penalties.

Income tax benefit (expense)

During the three months ended March 31, 2018, we had an income tax benefit of $5.0 million and the effective rate was approximately 24.7%.  For the three months ended March 31, 2017, we had an income tax benefit of $8.4 million and the effective tax rate was approximately 36.7%. The difference between the effective income tax rate of 24.7% and the U.S. Federal income tax rate of 21%  for the three months ended March 31, 2018 was primarily due to the effect of state income taxes. The difference between the effective income tax rate of 36.7% and the U.S. Federal income tax rate of 35% for the three months ended March 31, 2017 was primarily due to the effect of state income taxes.

Liquidity and Capital Resources

As of March 31, 2018,  substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our investments, outstanding debt facilities, including $500 million available to be drawn under our 2017 Margin Loan Facility until August 31, 2018, debt and equity issuances, and dividend and interest receipts.

As of March 31, 2018, Liberty Broadband had a cash balance of $78 million.

	Three months ended March 31,
	2018	2017
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(3,696)	(9,601)
Net cash provided (used) by investing activities	$(14)	—
Net cash provided (used) by financing activities	$541	51,745

The decrease in cash used by operating activities in the three months ended March 31, 2018, as compared to the corresponding period in the prior year, was primarily driven by the increase in operating income in the current period, as well as the timing of differences in cash receipts and payments.

During the three months ended March 31, 2018, net cash flows from financing activities were primarily related to the exercise of employee options.

During the three months ended March 31, 2017, net cash flows from financing activities primarily related to the settlement of the zero-strike call options (see note 4 to the accompanying condensed consolidated financial statements).

The projected use of our cash will be primarily to fund any operational needs of our subsidiary, to service debt, to fund potential investment opportunities, and refinance Liberty Broadband’s margin loans, under its 2017 Margin Loan Facility, that come due in 2019. We expect corporate cash to cover corporate expenses for the foreseeable future.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which could include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. In the future, we could achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2018, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$500	3.8%	$—	NA

Our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K, except as described below.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that Legacy TWC infringed certain U.S. patents purportedly relating to VoIP services. A trial began on February 13, 2017. The plaintiff is seeking monetary damages of approximately $150 million. On March 3, 2017 the jury returned a verdict of $140 million against Legacy TWC and further concluded that Legacy TWC had willfully infringed Sprint’s patents.  The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award.  Charter has appealed the case to the United States Court of Appeals for the Federal Circuit.  In addition to its appeal, Charter continues to pursue indemnity from one of its vendors and has brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the U.S. District Court for the District of Delaware implicating Sprint's LTE technology.  Charter does not expect that the outcome of this litigation will have a material adverse effect on its operations or financial condition.  The ultimate outcome of this litigation or the pursuit of indemnity against Charter’s vendor cannot be predicted.

On October 23, 2015, the New York Office of the Attorney General (the “NY AG”) began an investigation of Legacy TWC's advertised Internet speeds and other Internet product advertising. On February 1, 2017, the NY AG filed suit in the Supreme Court for the State of New York alleging that Legacy TWC’s advertising of Internet speeds was false and misleading. The suit seeks restitution and injunctive relief.  Charter had moved to dismiss the NY AG’s complaint, but the trial court denied the motion and Charter has appealed the ruling. Charter intends to defend itself vigorously. Although no assurances can be made that such defenses would ultimately be successful, Charter does not expect that the outcome of this litigation will have a material adverse effect on its operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Liberty Broadband Series A, B or C common stock during the period.

During the three months ended March 31, 2018,  118 shares of Liberty Broadband Series A common stock and 259 Series C common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Amendment, dated March 12, 2018 of certain Liberty Broadband incentive plans.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: May 2, 2018	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: May 2, 2018	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)