Form 10-Q
period 2018-09-30
Liberty Broadband Corp
filed 2018-11-01
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of October 15, 2018 was:

Series A common stock	26,309,573
Series B common stock	2,454,943
Series C common stock	152,588,667

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2018	2017
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$43,268	81,257
Derivative instruments	50,000	—
Other current assets	2,210	2,797
Total current assets	95,478	84,054
Investment in Charter, accounted for using the equity method (note 5)	11,977,368	11,835,613
Other tangible and intangible assets, net	9,779	12,073
Other assets	49	49
Total assets	$12,082,674	11,931,789
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,091	5,381
Deferred revenue and other current liabilities	6,908	5,168
Total current liabilities	9,999	10,549
Debt (note 6)	522,617	497,370
Deferred income tax liabilities	961,835	932,593
Other liabilities	2,928	4,376
Total liabilities	1,497,379	1,444,888
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,309,358 shares at September 30, 2018 and 26,301,755 shares at December 31, 2017	263	262
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,454,943 shares at September 30, 2018 and 2,455,179 shares at December 31, 2017	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 152,588,232 shares at September 30, 2018 and 152,563,229 shares at December 31, 2017	1,526	1,526
Additional paid-in capital	7,939,838	7,907,900
Accumulated other comprehensive earnings, net of taxes	7,778	8,424
Retained earnings	2,635,865	2,568,764
Total equity	10,585,295	10,486,901
Commitments and contingencies (note 8)
Total liabilities and equity	$12,082,674	11,931,789

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(amounts in thousands, except per share amounts)
Revenue:
Software sales	$3,518	3,070	18,680	8,996
Service	—	360	—	647
Total revenue	3,518	3,430	18,680	9,643
Operating, including stock-based compensation (note 7)	505	646	1,472	1,968
Selling, general and administrative, including stock-based compensation (note 7)	5,187	6,189	17,428	18,099
Research and development, including stock-based compensation (note 7)	1,421	1,440	4,392	6,214
Depreciation and amortization	501	942	2,309	2,844
	7,614	9,217	25,601	29,125
Operating income (loss)	(4,096)	(5,787)	(6,921)	(19,482)
Other income (expense):
Interest expense	(5,967)	(5,518)	(17,039)	(14,899)
Dividend and interest income	167	422	585	1,219
Share of earnings (losses) of affiliates (note 5)	84,739	(5,280)	126,952	25,109
Gain (loss) on dilution of investment in affiliate (note 5)	(3,203)	(3,718)	(35,165)	(42,515)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	5,678	2,675	3,659	5,026
Other, net	83	9	83	11
Net earnings (loss) before income taxes	77,401	(17,197)	72,154	(45,531)
Income tax benefit (expense)	(17,762)	7,333	(17,005)	18,245
Net earnings (loss) attributable to Liberty Broadband shareholders	$59,639	(9,864)	55,149	(27,286)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$0.33	(0.05)	0.30	(0.15)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$0.33	(0.05)	0.30	(0.15)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(amounts in thousands)
Net earnings (loss)	$59,639	(9,864)	55,149	(27,286)
Other comprehensive earnings (loss), net of taxes:
Share of other comprehensive earnings (loss) of equity affiliate and other	(474)	260	(646)	634
Other comprehensive earnings (loss), net of taxes	(474)	260	(646)	634
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$59,165	(9,604)	54,503	(26,652)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2018	2017
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$55,149	(27,286)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,309	2,844
Stock-based compensation	4,198	4,376
Share of (earnings) losses of affiliates, net	(126,952)	(25,109)
(Gain) loss on dilution of investment in affiliate	35,165	42,515
Realized and unrealized (gains) losses on financial instruments, net	(3,659)	(5,026)
Deferred income tax expense (benefit)	16,650	(18,259)
Other, net	1,183	1,080
Changes in operating assets and liabilities:
Current and other assets	861	(1,455)
Payables and other liabilities	(983)	2,724
Net cash provided (used) by operating activities	(16,079)	(23,596)
Cash flows from investing activities:
Capital expended for property and equipment	(35)	(27)
Other investing activities, net	—	14
Net cash provided (used) by investing activities	(35)	(13)
Cash flows from financing activities:
Borrowings of debt	158,000	500,000
Repayments of debt	(133,000)	(600,000)
Payments from issuances of financial instruments	(142,824)	(101,638)
Proceeds from settlements of financial instruments	96,483	155,683
Other financing activities, net	(534)	(739)
Net cash provided (used) by financing activities	(21,875)	(46,694)
Net increase (decrease) in cash	(37,989)	(70,303)
Cash, cash equivalents and restricted cash, beginning of period	81,257	205,728
Cash, cash equivalents and restricted cash, end of period	$43,268	135,425

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2018	$—	262	25	1,526	7,907,900	8,424	2,568,764	10,486,901
Net earnings (loss)	—	—	—	—	—	—	55,149	55,149
Other comprehensive earnings (loss)	—	—	—	—	—	(646)	—	(646)
Stock-based compensation	—	—	—	—	4,055	—	—	4,055
Issuance of common stock upon exercise of stock options	—	1	—	—	715	—	—	716
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	1,223	1,223
Cumulative effect of accounting change at Charter	—	—	—	—	—	—	10,729	10,729
Noncontrolling interest activity at Charter	—	—	—	—	27,168	—	—	27,168
Balance at September 30, 2018	$—	263	25	1,526	7,939,838	7,778	2,635,865	10,585,295

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, approximately $818 thousand and $814 thousand was reimbursable to Liberty for the three months ended September 30, 2018 and 2017, respectively, and $2.6 million was reimbursable to Liberty for both the nine months ended September 30, 2018 and 2017.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Upon adoption, we recognized a net cumulative effect of applying the new revenue guidance as a net increase to the opening balance of retained earnings of $1.2 million, as well as an increase to other current assets of $0.3 million, an increase to deferred income tax liabilities of $0.4 million and a decrease to deferred revenue and other current liabilities of $1.3 million, primarily due to changes in the timing of revenue recognition. The impact of the new accounting guidance to our condensed consolidated statement of operations was not meaningful for the three and nine months ended September 30, 2018, and we do not expect it to be meaningful going forward.

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

Deferred Revenue. At January 1, 2018, deferred revenue liabilities consisted of $4.5 million and $2.3 million, included in deferred revenue and other current liabilities, and other liabilities, respectively. Of this $6.8 million that was recorded as deferred revenue, $4.0 million was recognized as revenue during the nine months ended September 30, 2018. At September 30, 2018, the related balance consisted of $6.5 million and $2.2 million, included in deferred revenue and other current liabilities, and other liabilities, respectively. Of this $8.7 million that was recorded as deferred revenue, we expect to recognize approximately 87% over the next one to three years.

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

Significant Judgments. The Company estimates variable consideration at the most likely amount to which we expect to be entitled. The estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all historical, current and forecast information that is reasonably available to us.

Definition of a Business. As of January 1, 2018, the Company adopted the new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Upon adoption, the standard impacts how the Company assesses acquisitions (or disposals) of assets or

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

businesses. The new accounting guidance had no material impact to our condensed consolidated financial statements for the three and nine months ended September 30, 2018, and we do not expect it to be meaningful going forward.

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

	Liberty Broadband Common Stock
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(numbers of shares in thousands)
Basic WASO	181,328	181,846	181,322	181,795
Potentially dilutive shares (1)	1,244	1,485	1,264	1,369
Diluted WASO	182,572	183,331	182,586	183,164

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and (liabilities) measured at fair value are as follows:

	September 30, 2018			December 31, 2017
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
(amounts in thousands)
Cash equivalents	$28,335	28,335	—	76,304	76,304	—
Derivative instruments (1)	$50,000	—	50,000	—	—	—

(1)

As of September 30, 2018, the Company had an outstanding zero-strike call option on 621,920 shares of Liberty Broadband Series C common stock. The Company paid a premium of $48.6 million in August 2018 for the zero-strike call option. The Company accounted for the zero-strike call option as a financial instrument asset due to its settlement provisions.

The fair value of Level 2 derivative instruments were derived from a Black-Scholes model using observable market data as the significant inputs. The inputs used in the model during the period outstanding (exclusive of the applicable trading price of Liberty Broadband Series C common stock and the strike prices associated with the call options) were as follows:

	Range
Volatility	20.2%	-	38.0%
Interest rate	1.0%	-	2.3%
Dividend yield	0%	-	0%

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(amounts in thousands)
Derivative instruments (1)	5,678	2,675	3,659	5,026
	$5,678	2,675	3,659	5,026

(1)

In April 2018, the Company entered into another zero-strike call option on 610,325 shares of Liberty Broadband Series C common stock and prepaid a premium of $47.8 million. Liberty Broadband exercised its option to settle the contract in cash in June 2018 for cash proceeds of $46.5 million, and recognized a realized loss on the options as of June 30, 2018. In June 2018, the Company entered into another zero-strike call option on 632,911 shares of Liberty Broadband

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Series C common stock. Upon expiration, the zero-strike call option was rolled into a new zero-strike call option on 621,920 shares of Liberty Broadband Series C common stock and the Company prepaid a premium of $48.6 million in August 2018. The Company recognized a realized and unrealized gain upon expiration of the option in August 2018 and recognized an unrealized gain on the outstanding option as of September 30, 2018.

(5) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of September 30, 2018, the carrying value of Liberty Broadband’s ownership in Charter was approximately $11,977 million. The market value of Liberty Broadband’s ownership in Charter as of September 30, 2018 was approximately $17,621 million, which represented an approximate economic ownership of 23.6% of the outstanding equity of Charter as of that date.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Investment in Charter

The excess basis in our investment in Charter has increased to $3,213 million as of September 30, 2018 allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

	September 30,	December 31,
	2018	2017
Property and equipment	$336	361
Customer relationships	713	689
Franchise fees	1,782	1,670
Trademarks	29	29
Goodwill	1,145	986
Debt	(103)	(98)
Deferred income tax liability	(689)	(662)
	$3,213	2,975

Upon acquisition, Liberty Broadband ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the effective interest rate method. The increase in excess basis for the nine months ended September 30, 2018, was primarily due to Charter’s share buyback program. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $30.2 million and $15.3 million, net of related taxes, for the three months ended September 30, 2018 and 2017, respectively, and expenses of $88.1 million and $44.0 million, net of related taxes, for the nine months ended September 30, 2018 and 2017, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had a dilution loss of $3.2 million and $3.7 million during the three months ended September 30, 2018 and 2017, respectively, and a dilution loss of $35.2 million and $42.5 million during the nine months ended September 30, 2018 and 2017, respectively. The dilution losses for the periods presented were attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

Accounting Changes

Charter adopted several new accounting standards as of January 1, 2018, including the new revenue guidance.  Charter adopted the new revenue guidance, as described in note 2, on January 1, 2018 using the modified retrospective transition method with a cumulative-effect adjustment to equity. The January 1, 2018 adoption cumulative-effect adjustment consisted of an increase to other noncurrent assets of $120 million, an increase to accounts payable and accrued liabilities of $71 million, an increase to deferred income tax liabilities of $11 million and an increase to total shareholders’ equity of $38 million.  Charter applied the cumulative-effect method to all contracts as of January 1, 2018.  Operating results for the three and nine months ended September 30, 2018 are not materially different than results that would have been reported under previous guidance.

Also on January 1, 2018, Charter adopted guidance which requires both the selling entity and the buying entity in an intra-entity asset transfer (other than the transfer of inventory) to immediately recognize the current and deferred income tax consequences of the transaction. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party.  Charter adopted this guidance using a modified retrospective approach, with the cumulative-effect adjustment recognized directly to shareholders equity for the income tax effects of intra-entity asset transfers (other than transfers of inventory) that happened before the adoption date. Charter identified a $31 million increase to total shareholders' equity and corresponding increase to deferred tax assets related to the adoption, which was recorded during the three months ended September 30, 2018.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheets

	September 30, 2018	December 31, 2017
Current assets	$2,777	2,555
Property and equipment, net	34,740	33,888
Goodwill	29,554	29,554
Intangible assets, net	77,455	79,270
Other assets	1,559	1,356
Total assets	$146,085	146,623
Current liabilities	11,850	11,090
Deferred income taxes	17,421	17,314
Long-term debt	69,135	68,186
Other liabilities	2,451	2,502
Equity	45,228	47,531
Total liabilities and shareholders’ equity	$146,085	146,623

Charter condensed consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$10,892	10,458	32,403	30,979
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	(7,012)	(6,703)	(20,721)	(19,857)
Depreciation and amortization	(2,482)	(2,701)	(7,784)	(7,846)
Other operating expenses, net	(18)	(145)	(116)	(374)
	(9,512)	(9,549)	(28,621)	(28,077)
Operating income	1,380	909	3,782	2,902
Interest expense, net	(901)	(788)	(2,630)	(2,250)
Other income (expense), net	214	(3)	172	(55)
Income tax benefit (expense)	(109)	(26)	(178)	(99)
Net income (loss)	584	92	1,146	498
Less: Net income attributable to noncontrolling interests	(91)	(44)	(212)	(156)
Net income (loss) attributable to Charter shareholders	$493	48	934	342

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Debt

Amended 2017 Margin Loan Facility

On August 24, 2018, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”), entered into Amendment No. 1 to its multi-draw margin loan credit facility (the “Amended 2017 Margin Loan Facility” and, the credit agreement governing such facility, the “Amended 2017 Margin Loan Agreement”) with Wilmington Trust, National Association as the successor administrative agent, BNP Paribas, Dublin Branch, as the successor calculation agent, and the lenders thereunder. SPV is permitted, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $1.0 billion. SPV will also have the ability from time to time to request additional loans in an aggregate principal amount of up to $1.0 billion on an uncommitted basis subject to certain conditions. On April 4, 2018, SPV borrowed $25 million against the Amended 2017 Margin Loan Facility. SPV had borrowed $525 million and $500 million as of September 30, 2018 and December 31, 2017, respectively. SPV had $475 million available to be drawn until August 27, 2019. The maturity date of the loans under the Amended 2017 Margin Loan Agreement is August 24, 2020 (except for any incremental loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Accordingly, the debt is classified as noncurrent as of September 30, 2018. Borrowings under the Amended 2017 Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%, unless it is unlawful for the applicable lender to fund or maintain loans based on LIBOR or there are material restrictions on the applicable lender to do so, in which case borrowings under the Amended 2017 Margin Loan Agreement will either (a) bear interest at 0.5% plus the higher of (i) the federal funds rate plus ½ of 1%, (ii) the prime rate and (iii) LIBOR plus 1% for each day during such period or (b) be prepaid. Borrowings outstanding under this margin loan bore interest at a rate of 3.83% per annum at September 30, 2018. Interest is payable quarterly in arrears beginning on September 29, 2017. SPV used available cash and a portion of the proceeds of the loans under the Amended 2017 Margin Loan Facility to repay the two margin loan agreements entered into by a wholly-owned special purpose subsidiary of the Company on October 30, 2014 and two margin loan agreements entered into by another wholly-owned special purpose subsidiary of the Company on March 21, 2016. Borrowings may also be used for distribution as a dividend or a return of capital, for the purchase of margin stock and for general corporate purposes.

The Amended 2017 Margin Loan Agreement contains various affirmative and negative covenants that restrict the activities of the SPV (and, in some cases, the Company and its subsidiaries with respect to shares of Charter owned by the Company and its subsidiaries). The Amended 2017 Margin Loan Agreement does not include any financial covenants.  The Amended 2017 Margin Loan Agreement also contains restrictions related to additional indebtedness and events of default customary for margin loans of this type.

SPV’s obligations under the Amended 2017 Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Amended 2017 Margin Loan Agreement. The Amended 2017 Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of September 30, 2018, 6.8 million shares of Charter with a value of $2.2 billion were pledged as collateral pursuant to the Amended 2017 Margin Loan Agreement.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expense	$—	3	1	5
Selling, general and administrative	1,382	1,429	4,156	4,032
Research and development	15	67	41	339
	$1,397	1,499	4,198	4,376

Liberty Broadband – Grants of Stock Options

There were no options to purchase shares of Series A, Series B or Series C common stock granted during the nine months ended September 30, 2018.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2018	404	$33.16
Granted	—	$—
Exercised	(8)	$29.17
Forfeited/cancelled	—	$—
Outstanding at September 30, 2018	396	$33.25	1.3	$20
Exercisable at September 30, 2018	395	$33.21	1.2	$20

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2018	2,388	$43.35
Granted	—	$—
Exercised	(37)	$29.98
Forfeited/cancelled	—	$—
Outstanding at September 30, 2018	2,351	$43.56	4.5	$96
Exercisable at September 30, 2018	833	$34.57	1.4	$41

As of September 30, 2018, the total unrecognized compensation cost related to unvested Awards was approximately $5.9 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.8 years.

As of September 30, 2018, Liberty Broadband reserved 2.7 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Skyhook Equity Incentive Plans

Long-Term Incentive Plans

Skyhook has a long-term incentive plan which provides for the granting of phantom stock appreciation rights (“PARs”) and phantom stock units (“PSUs”) to employees, directors, and consultants of Skyhook that is not significant to Liberty Broadband. As of September 30, 2018 and December 31, 2017, $1.0 million and $1.2 million, respectively, are included in other liabilities for the fair value (Level 2) of the Company’s long-term incentive plan obligations.

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

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. The Company’s largest customers, that accounted for greater than 10% of revenue, aggregated 71% and 57% of total revenue for the three months ended September 30, 2018 and 2017, respectively, and 70% and 57% of total revenue for the nine months ended September 30, 2018 and 2017, respectively.

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

For the nine months ended September 30, 2018, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

	Three months ended September 30,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$3,518	(683)	3,430	(980)
Charter	10,892,000	3,933,000	10,458,000	3,674,000
Corporate and other	—	(1,515)	—	(2,366)
	10,895,518	3,930,802	10,461,430	3,670,654
Eliminate equity method affiliate	(10,892,000)	(3,933,000)	(10,458,000)	(3,674,000)
Consolidated Liberty Broadband	$3,518	(2,198)	3,430	(3,346)

	Nine months ended September 30,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$18,680	4,393	9,643	(6,839)
Charter	32,403,000	11,779,000	30,979,000	10,946,000
Corporate and other	—	(4,807)	—	(5,423)
	32,421,680	11,778,586	30,988,643	10,933,738
Eliminate equity method affiliate	(32,403,000)	(11,779,000)	(30,979,000)	(10,946,000)
Consolidated Liberty Broadband	$18,680	(414)	9,643	(12,262)

Other Information

	September 30, 2018
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
Skyhook	$25,286	—	35
Charter	146,085,000	—	6,692,000
Corporate and other	12,057,388	11,977,368	—
	158,167,674	11,977,368	6,692,035
Eliminate equity method affiliate	(146,085,000)	—	(6,692,000)
Consolidated Liberty Broadband	$12,082,674	11,977,368	35

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months		Nine months
	ended September 30,		ended September 30,
	2018	2017	2018	2017
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$(2,198)	(3,346)	(414)	(12,262)
Stock-based compensation	(1,397)	(1,499)	(4,198)	(4,376)
Depreciation and amortization	(501)	(942)	(2,309)	(2,844)
Operating income (loss)	(4,096)	(5,787)	(6,921)	(19,482)
Interest expense	(5,967)	(5,518)	(17,039)	(14,899)
Dividend and interest income	167	422	585	1,219
Share of earnings (loss) of affiliates, net	84,739	(5,280)	126,952	25,109
Realized and unrealized gains (losses) on financial instruments, net	5,678	2,675	3,659	5,026
Gain (loss) on dilution of investment in affiliate	(3,203)	(3,718)	(35,165)	(42,515)
Other, net	83	9	83	11
Earnings (loss) before income taxes	$77,401	(17,197)	72,154	(45,531)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our new service and product offerings; the performance of our equity affiliate, Charter Communications, Inc. (“Charter”); our projected sources and uses of cash; fluctuations in interest rates; and the anticipated non-material impact of certain contingent liabilities related to legal and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiary and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

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

Results of Operations—Consolidated—September 30, 2018 and 2017

Consolidated operating results:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(amounts in thousands)
Revenue	$3,518	3,430	18,680	9,643
Operating expense	505	643	1,471	1,963
Research and development	1,406	1,373	4,351	5,875
Selling, general and administrative	3,805	4,760	13,272	14,067
Stock-based compensation	1,397	1,499	4,198	4,376
Depreciation and amortization	501	942	2,309	2,844
Operating income (loss)	(4,096)	(5,787)	(6,921)	(19,482)
Less impact of stock-based compensation and depreciation and amortization	1,898	2,441	6,507	7,220
Adjusted OIBDA	$(2,198)	(3,346)	(414)	(12,262)

Revenue

Revenue increased $0.1 million and $9.0 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase in revenue for the nine months ended September 30, 2018, as compared to the corresponding period in the prior year, was primarily due to a new license agreement. On February 16, 2018, Skyhook entered into a license agreement pursuant to which Skyhook agreed to grant to the licensee a perpetual, non-exclusive, non-transferable, worldwide license to patents and patent applications owned by Skyhook. In exchange for this grant, the licensee agreed to pay a one-time lump sum payment of $8.5 million that was recognized as revenue during the three months ended March 31, 2018.

Operating expense, research and development, and selling, general and administrative expenses

Operating expense decreased by $0.1 million and $0.5 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. Research and development expense remained flat and decreased $1.5 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The decreases in operating expense and research and development expense were primarily due to headcount reductions and other cost containment measures taken by Skyhook in late 2017. Selling, general, and administrative expense decreased by $1.0 million and $0.8 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The decrease in selling, general and administrative expense during the three month period was primarily due to headcount reductions and other cost containment measures taken by Skyhook in late 2017. The decrease in selling, general and administrative expense during the nine month period was primarily as a result of decreased expenses resulting from headcount reductions and other cost containment measures taken by Skyhook in late 2017, partially offset by increased legal expenses of $983 thousand and other costs associated with the license agreement.

Stock-based compensation

The decrease in stock-based compensation expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year, was primarily due to a reduction in the fair value of outstanding grants, partially offset by additional grants of awards, and the ongoing vesting of outstanding grants.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.4 million and $0.5 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year, due to certain assets becoming fully depreciated.

Operating income (loss)

Operating loss decreased $1.7 million and $12.6 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year due to the items discussed above.

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

Adjusted OIBDA increased $1.1 million and $11.8 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase in Skyhook Adjusted OIBDA for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year, was due to the new license agreement entered into during the three months ended March 31, 2018, coupled with lower operating expenses resulting from headcount reductions and other cost containment measures discussed above, partially offset by increased legal expenses and other costs associated with the license agreement discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(amounts in thousands)
Other income (expense):
Interest expense	$(5,967)	(5,518)	(17,039)	(14,899)
Dividend and interest income	167	422	585	1,219
Share of earnings (losses) of affiliates	84,739	(5,280)	126,952	25,109
Realized and unrealized gains (losses) on financial instruments, net	5,678	2,675	3,659	5,026
Gain (loss) on dilution of investment in affiliate	(3,203)	(3,718)	(35,165)	(42,515)
Other, net	83	9	83	11
	$81,497	(11,410)	79,075	(26,049)

Interest expense

Interest expense increased $0.4 million and $2.1 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to an increase in our weighted average interest rate during the current period as compared to corresponding periods in the prior year.

Dividend and interest income

Dividend and interest income decreased $255 thousand and $634 thousand during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The decrease in dividend and interest income for the three and nine months ended September 30, 2018, as compared to the corresponding periods in the prior year, was the result of lower cash balances in the current period.

Share of earnings (losses) of affiliates

Share of earnings of affiliates increased $90.0 million and $101.8 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $30.2 million and $15.3 million, net of related taxes, for the three months ended September 30, 2018 and 2017, respectively, and expenses of $88.1 million and $44.0 million, net of related taxes, for the nine months ended September 30, 2018 and 2017, respectively, due to the increase in excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program. The increase in the share of earnings of affiliates in the three and nine months ended September 30, 2018,  respectively, as compared to the corresponding periods in the prior year, was the result of increased net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(amounts in millions)
Revenue	$10,892	10,458	32,403	30,979
Operating expenses, excluding stock-based compensation	(6,959)	(6,784)	(20,624)	(20,033)
Adjusted OIBDA	3,933	3,674	11,779	10,946
Depreciation and amortization	(2,482)	(2,701)	(7,784)	(7,846)
Stock-based compensation	(71)	(64)	(213)	(198)
Operating income	1,380	909	3,782	2,902
Other expenses, net	(687)	(791)	(2,458)	(2,305)
Net earnings (loss) before income taxes	693	118	1,324	597
Income tax benefit (expense)	(109)	(26)	(178)	(99)
Net earnings (loss)	$584	92	1,146	498

Charter net earnings increased $492 million and $648 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $434 million and $1,424 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in the number of residential Internet and commercial business customers, price adjustments, as well as the launch of Charter’s mobile service offset by a decrease in limited basic video customers.

The increase in revenue during the three and nine months ended September 30, 2018 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation, of $175 million and $591 million, respectively, as compared to the corresponding periods in the prior year. Operating costs increased primarily due to rising programming costs and incremental costs comprised of mobile launch costs, device costs and mobile service and operating costs.

Programming costs increased as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents partly offset by lower video customers, pay-per-view and one-time programming benefits during the three and nine months ended September 30, 2018. Charter expects programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. Charter has been unable to fully pass these increases on to its customers nor does it expect to be able to do so in the future without a potential loss of customers.

Charter’s Adjusted OIBDA for the three and nine months ended September 30, 2018 increased as a result of the discussion above.

Depreciation and amortization expense decreased $219 million and $62 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The decrease was primarily due to a decrease in depreciation and amortization as certain assets acquired from TWC and BrightHouse become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by a decrease in other expenses, net of $104 million for the three months ended September 30, 2018 and an increase in other expenses, net of $153 million for the nine months ended September 30, 2018. The decrease in other expenses, net for the three months ended September 30, 2018, as compared to the corresponding period in the prior year, was primarily due to a change in other pension benefits. The decrease in expense was primarily due to third quarter remeasurements as a result of significant lump sum settlement payments to participants. The remeasurement resulted in a $187 million gain in the third quarter of 2018 versus a $30 million loss in the third quarter of 2017. This was partially offset by increased interest expense. The increase in other expenses, net for the nine months ended September 30, 2018, as compared to the corresponding period in the prior year, was primarily due to additional interest expense, offset by the change in other pension benefits previously described. The increase in interest expense was primarily as a result of an increase in weighted average debt outstanding, primarily due to the issuance of notes throughout 2017 and 2018 for general corporate purposes including stock buybacks.

Income tax expense increased $83 million and $79 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. Income tax expense increased year over year as a result of higher pretax income offset by the impacts of federal tax reform.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net increased $3.0 million and declined $1.4 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year due to the zero-strike call options (see discussion in note 4 to the accompanying condensed consolidated financial statements).

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate decreased by $0.5 million and $7.4 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year, primarily due to a decrease in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Income tax benefit (expense)

During the three and nine months ended September 30, 2018, we had an income tax expense of $17.8 million and $17.0 million, respectively, and the effective rate was approximately 22.9% and 23.6%, respectively. For the three and nine months ended September 30, 2017, we had an income tax benefit of $7.3 million and $18.2 million, respectively, and the effective tax rate was approximately 42.6% and 40.1%, respectively. The difference between the effective income tax rate of 22.9% and the U.S. Federal income tax rate of 21% for the three months ended September 30, 2018 was primarily due to the effect of state income taxes, partially offset by unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes.  The difference between the effective income tax rate of 23.6% and the U.S. Federal income tax rate of 21% for the nine months ended September 30, 2018 was primarily due to the effect of state income taxes, partially offset by unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes. The difference between the effective income tax rate of 42.6% and the U.S. Federal income tax rate of 35% for the three months ended September 30, 2017 is primarily due to the effect of state income taxes and unrealized gain attributable to the Company’s own stock which is not recognized for tax purposes. The difference between the effective income tax rate of 40.1% and the U.S. Federal income tax rate of 35% for the nine months ended September 30, 2017 is primarily due to the effect of state income taxes and unrealized gain attributable to the Company’s own stock which is not recognized for tax purposes.

Liquidity and Capital Resources

As of September 30, 2018, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our investments, outstanding debt facilities, including $475 million available to be drawn under our Amended 2017 Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements) until August 27, 2019, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2018, Liberty Broadband had a cash balance of $43 million.

	Nine months ended September 30,
	2018	2017
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(16,079)	(23,596)
Net cash provided (used) by investing activities	$(35)	(13)
Net cash provided (used) by financing activities	$(21,875)	(46,694)

The decrease in cash used by operating activities in the nine months ended September 30, 2018, as compared to the corresponding period in the prior year, was primarily driven by the increase in operating income in the current period, as well as the timing of differences in cash receipts and payments.

During the nine months ended September 30, 2018 and 2017, net cash flows from financing activities were primarily related to the settlement of the zero-strike call options (see note 4 to the accompanying condensed consolidated financial statements). Net cash flows from financing activities for the nine months ended September 30, 2018 was also driven by the modification to the Amended 2017 Margin Loan Facility and a drawdown of $25 million on the Amended 2017 Margin Loan Facility.

The projected use of our cash will be primarily to fund any operational needs of our subsidiary, to service debt, to fund potential investment opportunities, and refinance Liberty Broadband’s margin loans, under its Amended 2017 Margin Loan Facility, that come due in 2020. We expect corporate cash to cover corporate expenses for the foreseeable future.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which could include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. In the future, we could achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2018, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$525	3.83%	$—	NA

Our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three and nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K, except as described below.

Charter and Liberty Broadband – Delaware litigation

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions involving Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit, which named as defendants Liberty Broadband, Charter and its board of directors, alleged that the challenged transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. The lawsuit has proceeded to the discovery phase. Charter denies any liability, believes that it has substantial defenses, and intends to vigorously defend this lawsuit. Although Charter is unable to predict the outcome of this lawsuit, it does not expect the outcome will have a material effect on its operations, financial condition or cash flows.

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

Sprint filed a second suit against Charter on December 2, 2017 in the United States District Court for the District of Delaware. This suit alleges infringement of 15 patents related Charter's provision of VoIP services (ten of which were already asserted against Legacy TWC in the matter described above). Charter will vigorously defend this case. While Charter is unable to predict the outcome of this suit, it does not expect that this suit will have a material effect on its operations, financial condition, or cash flows.

Sprint filed another suit against Charter on May 17, 2018 in the United States District Court for the Eastern District of Virginia alleging infringement of three patents related to Charter’s video on demand services. Charter will vigorously defend this suit. While Charter is unable to predict the outcome of this suit, it does not expect that this suit will have a material effect on its operations, financial condition, or cash flows.

On October 23, 2015, the New York Office of the Attorney General (the “NY AG”) began an investigation of Legacy TWC's advertised Internet speeds and other Internet product advertising. On February 1, 2017, the NY AG filed suit in the Supreme Court for the State of New York alleging that Legacy TWC’s advertising of Internet speeds was false and misleading. The suit seeks restitution and injunctive relief.  Charter intends to defend itself vigorously. Although no assurances can be made that such defenses would ultimately be successful, Charter does not expect that the outcome of this suit will have a material adverse effect on its operations, financial condition or cash flows.

During this period, the New York Public Service Commission (the “PSC”) has issued multiple orders against Charter including denying a simple franchise transfer of a small upstate New York cable system that Charter had planned to quickly upgrade to bring robust broadband services to the community for the first time. These orders include two orders on July 27, 2018 relating to the agreement by which the PSC approved Charter’s merger with Time Warner Cable. One order rejected Charter’s arguments as to why Charter has complied with the merger conditions and finds that Charter had failed to satisfy one of its merger conditions by not extending its high speed broadband network according to the PSC’s recent interpretation of which homes and businesses Charter built to should count, and it directs the initiation of a court action to impose financial and other penalties on Charter. The second order, based primarily upon Charter’s progress in meeting its broadband expansion commitment as judged by the PSC, rescinds the PSC’s January 2016 approval of Charter’s acquisition of Time Warner Cable’s New York operations and directs Charter to submit a plan to effect an orderly transition to a successor provider or providers for Charter to cease operations in New York within six months of the order.  Such plan had been ordered to be submitted within 60 days of the July 27, 2018 order.  However, as the PSC and Charter have entered into discussions with the possibility of resolving the PSC related matters, the PSC has extended such deadline on three occasions with the last extension requiring submission of an exit plan by December 24, 2018.  On July 30, 2018, the PSC filed a petition for penalties and injunctive relief in the Supreme Court of the State of New York seeking penalties of $100,000 per day from June 18, 2018 and until Charter complies with the PSC order and also seeks injunctive relief from the court to enjoin failure to comply with the New York Public Service Laws or any regulation or order of the PSC. Charter continues to believe that its plain reading of the merger conditions is correct and that it is in compliance with the merger conditions. Although Charter has entered into discussions with the PSC with the possibility of resolving the PSC matters, Charter has substantial defenses and appeal rights regarding the actions of the PSC and will aggressively defend against these unprecedented actions by the PSC. Charter expects these proceedings to continue for up to several years, unless a settlement is reached. While Charter believes the actions by the PSC are without merit and intends to defend the actions vigorously and does not believe the results of the proceedings will have a material adverse effect on Charter, no assurance can be given that, should an adverse outcome result, it would not be material to Charter’s consolidated financial condition, results of operations or liquidity. Charter cannot predict the outcome of the PSC claims, including any negotiations, nor can it reasonably estimate a range of possible loss in the event of an adverse result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Liberty Broadband Series A, B or C common stock during the period.

During the three months ended September 30, 2018, no shares of Liberty Broadband Series A common stock and no Series C common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Form of Amendment No. 1 to Margin Loan Agreement, dated as of August 24, 2018.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: November 1, 2018	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: November 1, 2018	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)