Form 10-Q
period 2019-03-31
Liberty Broadband Corp
filed 2019-05-02
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-36713

LIBERTY BROADBAND CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware	47-1211994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 875-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	LBRDA	The Nasdaq Stock Market LLC
Series B common stock	LBRDB	The Nasdaq Stock Market LLC
Series C common stock	LBRDK	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of April 15, 2019 was:

	Series A	Series B	Series C
Liberty Broadband Corporation Common Stock	26,339,950	2,454,520	152,636,809

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2019	2018
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$73,178	83,103
Other current assets	1,121	1,471
Total current assets	74,299	84,574
Investment in Charter, accounted for using the equity method (note 4)	11,999,494	12,004,376
Other assets	9,585	9,487
Total assets	$12,083,378	12,098,437
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,922	3,504
Deferred revenue and other current liabilities	2,902	4,691
Total current liabilities	5,824	8,195
Debt (note 5)	523,238	522,928
Deferred income tax liabilities	961,665	965,829
Other liabilities	2,896	2,867
Total liabilities	1,493,623	1,499,819
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,338,807 shares at March 31, 2019 and 26,311,681 shares at December 31, 2018	263	263
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,454,520 shares at March 31, 2019 and December 31, 2018	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 152,636,809 shares at March 31, 2019 and 152,591,939 shares at December 31, 2018	1,526	1,526
Additional paid-in capital	7,943,795	7,938,357
Accumulated other comprehensive earnings, net of taxes	7,778	7,778
Retained earnings	2,636,368	2,650,669
Total equity	10,589,755	10,598,618
Commitments and contingencies (note 7)
Total liabilities and equity	$12,083,378	12,098,437

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2019	2018
	(amounts in thousands, except per share amounts)
Revenue:
Software sales	$3,458	11,791
Total revenue	3,458	11,791
Operating costs and expenses
Operating, including stock-based compensation (note 6)	2,253	1,909
Selling, general and administrative, including stock-based compensation (note 6)	6,938	6,727
Depreciation and amortization	468	909
	9,659	9,545
Operating income (loss)	(6,201)	2,246
Other income (expense):
Interest expense	(6,543)	(5,037)
Dividend and interest income	418	225
Share of earnings (losses) of affiliates (note 4)	34,849	9,302
Gain (loss) on dilution of investment in affiliate (note 4)	(41,403)	(26,757)
Other, net	5	—
Net earnings (loss) before income taxes	(18,875)	(20,021)
Income tax benefit (expense)	4,574	4,951
Net earnings (loss) attributable to Liberty Broadband shareholders	$(14,301)	(15,070)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.08)	(0.08)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.08)	(0.08)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2019	2018
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(14,301)	(15,070)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	468	909
Stock-based compensation	2,616	1,405
Share of (earnings) losses of affiliates, net	(34,849)	(9,302)
(Gain) loss on dilution of investment in affiliate	41,403	26,757
Deferred income tax expense (benefit)	(4,574)	(4,950)
Other, net	302	394
Changes in operating assets and liabilities:
Current and other assets	349	1,282
Payables and other liabilities	(2,975)	(5,121)
Net cash provided (used) by operating activities	(11,561)	(3,696)
Cash flows from investing activities:
Capital expended for property and equipment	(17)	(14)
Net cash provided (used) by investing activities	(17)	(14)
Cash flows from financing activities:
Other financing activities, net	1,653	541
Net cash provided (used) by financing activities	1,653	541
Net increase (decrease) in cash	(9,925)	(3,169)
Cash, cash equivalents and restricted cash, beginning of period	83,103	81,257
Cash, cash equivalents and restricted cash, end of period	$73,178	78,088

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended March 31, 2019

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2019	$—	263	25	1,526	7,938,357	7,778	2,650,669	10,598,618
Net earnings (loss)	—	—	—	—	—	—	(14,301)	(14,301)
Stock-based compensation	—	—	—	—	2,523	—	—	2,523
Issuance of common stock upon exercise of stock options	—	—	—	—	1,653	—	—	1,653
Noncontrolling interest activity at Charter	—	—	—	—	1,262	—	—	1,262
Balance at March 31, 2019	$—	263	25	1,526	7,943,795	7,778	2,636,368	10,589,755

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended March 31, 2018

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2018	$—	262	25	1,526	7,907,900	8,424	2,568,764	10,486,901
Net earnings (loss)	—	—	—	—	—	—	(15,070)	(15,070)
Stock-based compensation	—	—	—	—	1,352	—	—	1,352
Issuance of common stock upon exercise of stock options	—	1	—	—	540	—	—	541
Cumulative effect of accounting change	—	—	—	—	—	—	1,223	1,223
Cumulative effect of accounting change at Charter	—	—	—	—	—	—	5,802	5,802
Noncontrolling interest activity at Charter	—	—	—	—	30,646	—	—	30,646
Balance at March 31, 2018	$—	263	25	1,526	7,940,438	8,424	2,560,719	10,511,395

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband” or the “Company”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). These financial statements refer to Liberty Broadband Corporation as “Liberty Broadband,” “the Company,” “us,” “we” and “our” in the notes to the condensed consolidated financial statements.

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter Communications, Inc. (“Charter”). Pursuant to proxy agreements with GCI Liberty, Inc. (“GCI Liberty”) and Advance/Newhouse Partnership (“A/N”), Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

The Company’s wholly owned subsidiary, Skyhook Holding, Inc. (“Skyhook”), focuses on the development and sale of Skyhook’s device-based location technology. Skyhook markets and sells two primary products: (1) a location determination service called the Precision Location Solution; and (2) a location intelligence and data insights service called Geospatial Insights.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2018. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

govern certain of the ongoing relationships between the two companies after the Broadband Spin-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a services agreement, a facilities sharing agreement and a tax sharing agreement.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, approximately $924 thousand and $950 thousand was reimbursable to Liberty for the three months ended March 31, 2019 and 2018, respectively.

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

	Liberty Broadband Common Stock
	Three months	Three months
	ended	ended
	March 31, 2019	March 31, 2018
	(numbers of shares in thousands)
Basic WASO	181,366	181,316
Potentially dilutive shares (1)	1,299	1,398
Diluted WASO	182,665	182,714

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and (liabilities) measured at fair value are as follows:

	March 31, 2019			December 31, 2018
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
(amounts in thousands)
Cash equivalents	$63,735	63,735	—	67,329	67,329	—

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

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of March 31, 2019, the carrying value of Liberty Broadband’s ownership in Charter was approximately $11,999 million. The market value of Liberty Broadband’s ownership in Charter as of March 31, 2019 was approximately $18,758 million, which represented an approximate economic ownership of 24.2% of the outstanding equity of Charter as of that date.

Pursuant to proxy agreements with GCI Liberty and A/N (the “GCI Liberty Proxy” and “A/N Proxy”, respectively), Liberty Broadband has an irrevocable proxy to vote certain shares of Charter common stock owned beneficially or of record by GCI Liberty and A/N, for a five year term expiring May 18, 2021, subject to extension upon the mutual agreement of both parties, subject to certain limitations.

As a result of the A/N Proxy and the GCI Liberty Proxy, Liberty Broadband controls 25.01% of the aggregate voting power of Charter and is Charter’s largest stockholder.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Investment in Charter

The excess basis in our investment in Charter of $3,351 million as of March 31, 2019 is allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

	March 31,	December 31,
	2019	2018
Property and equipment	$302	328
Customer relationships	736	721
Franchise fees	1,836	1,821
Trademarks	29	29
Goodwill	1,238	1,202
Debt	(87)	(105)
Deferred income tax liability	(703)	(698)
	$3,351	3,298

Property and equipment and customer relationships have remaining useful lives of 7 years and 11 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method.  The increase in excess basis for the three months ended March 31, 2019, was primarily due to Charter’s share buyback program. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $25.6 million and $28.7 million, net of related taxes, for the three months ended March 31, 2019 and 2018, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had a dilution loss of $41.4 million and $26.8 million during the three months ended March 31, 2019 and 2018, respectively. The dilution losses for the periods presented were attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheets

	March 31, 2019	December 31, 2018
Current assets	$3,926	2,944
Property and equipment, net	34,859	35,126
Goodwill	29,554	29,554
Intangible assets, net	76,316	76,884
Other assets	2,602	1,622
Total assets	$147,257	146,130
Current liabilities	11,950	12,095
Deferred income taxes	17,473	17,389
Long-term debt	70,567	69,537
Other liabilities	3,624	2,837
Equity	43,643	44,272
Total liabilities and shareholders’ equity	$147,257	146,130

Charter condensed consolidated statements of operations

	Three months ended
	March 31,
	2019	2018
Revenue	$11,206	10,657
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	7,236	6,836
Depreciation and amortization	2,550	2,710
Other operating (income) expenses, net	(5)	69
	9,781	9,615
Operating income	1,425	1,042
Interest expense, net	(925)	(851)
Other income (expense), net	(64)	60
Income tax benefit (expense)	(119)	(28)
Net income (loss)	317	223
Less: Net income attributable to noncontrolling interests	(64)	(55)
Net income (loss) attributable to Charter shareholders	$253	168

(5) Debt

Amended 2017 Margin Loan Facility

On August 24, 2018, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”), entered into Amendment No. 1 to its multi-draw margin loan credit facility (the “Amended 2017 Margin Loan Facility” and, the credit agreement governing such facility, the “Amended 2017 Margin Loan Agreement”) with Wilmington Trust, National Association as the successor administrative agent, BNP Paribas, Dublin Branch, as the successor calculation agent, and the lenders thereunder. SPV is permitted, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $1.0 billion. SPV will also have the ability from time to time to request additional loans in an aggregate principal amount of up to $1.0 billion on an uncommitted basis subject to certain conditions. SPV had borrowed $525 million

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

as of March 31, 2019 and December 31, 2018. SPV had $475 million available to be drawn until August 27, 2019. The maturity date of the loans under the Amended 2017 Margin Loan Agreement is August 24, 2020 (except for any incremental loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Accordingly, the debt is classified as noncurrent as of March 31, 2019. Borrowings under the Amended 2017 Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%.  Borrowings outstanding under this margin loan bore interest at a rate of 4.10% per annum at March 31, 2019. Interest is payable quarterly in arrears beginning on September 29, 2017. SPV used available cash and a portion of the proceeds of the loans under the Amended 2017 Margin Loan Facility to repay the two margin loan agreements entered into by a wholly-owned special purpose subsidiary of the Company on October 30, 2014 and two margin loan agreements entered into by another wholly-owned special purpose subsidiary of the Company on March 21, 2016. Borrowings may also be used for distribution as a dividend or a return of capital, for the purchase of margin stock and for general corporate purposes.

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

SPV’s obligations under the Amended 2017 Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Amended 2017 Margin Loan Agreement. The Amended 2017 Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of March 31, 2019,  6.8 million shares of Charter with a value of $2.3 billion were pledged as collateral pursuant to the Amended 2017 Margin Loan Agreement.

(6) Stock-Based Compensation

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three months
	ended
	March 31,
	2019	2018
Operating expense	$37	17
Selling, general and administrative	2,579	1,388
	$2,616	1,405

Liberty Broadband – Grants of Stock Options

During the three months ended March 31, 2019, Liberty Broadband granted 41 thousand options to purchase shares of Series C Liberty Broadband common stock and 25 thousand performance-based restricted stock units (“RSUs”) of Series

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

C Liberty Broadband common stock to our CEO. Such options had a GDFV of $25.46 per share. The RSUs had a GDFV of $88.99 per share at the time they were granted. The options vest on December 31, 2019, and the RSUs cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

There were no options to purchase shares of Series A or Series B common stock granted during the three months ended March 31, 2019.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2019	393	$33.31
Granted	—	$—
Exercised	(42)	$33.05
Forfeited/cancelled	—	$—
Outstanding at March 31, 2019	351	$33.35	0.8	$20
Exercisable at March 31, 2019	350	$33.30	0.8	$20

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2019	2,356	$43.77
Granted	41	$88.99
Exercised	(62)	$32.95
Forfeited/cancelled	—	$—
Outstanding at March 31, 2019	2,335	$44.86	4.2	$109
Exercisable at March 31, 2019	1,533	$41.83	3.3	$76

As of March 31, 2019, the total unrecognized compensation cost related to unvested Awards was approximately $4.4 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.0 year.

As of March 31, 2019, Liberty Broadband reserved 2.7 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Skyhook Equity Incentive Plans

Long-Term Incentive Plans

Skyhook has a long-term incentive plan which provides for the granting of phantom stock appreciation rights (“PARs”) and phantom stock units (“PSUs”) to employees, directors, and consultants of Skyhook that is not significant to Liberty Broadband. As of March 31, 2019 and December 31, 2018, $1.2 million and $1.1 million, respectively, are included in other liabilities for the fair value (Level 2) of the Company’s long-term incentive plan obligations.

(7) Commitments and Contingencies

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

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. The Company’s largest customers, that accounted for greater than 10% of revenue, aggregated 73% and 72% of total revenue for the three months ended March 31, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

Liberty Broadband did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(8) Segment Information

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

For the three months ended March 31, 2019, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

	Three months ended March 31,
	2019		2018
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$3,458	(1,193)	11,791	6,099
Charter	11,206,000	4,060,000	10,657,000	3,824,000
Corporate and other	—	(1,924)	—	(1,539)
	11,209,458	4,056,883	10,668,791	3,828,560
Eliminate equity method affiliate	(11,206,000)	(4,060,000)	(10,657,000)	(3,824,000)
Consolidated Liberty Broadband	$3,458	(3,117)	11,791	4,560

Other Information

	March 31, 2019
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
Skyhook	$18,037	—	17
Charter	147,257,000	—	1,665,000
Corporate and other	12,065,341	11,999,494	—
	159,340,378	11,999,494	1,665,017
Eliminate equity method affiliate	(147,257,000)	—	(1,665,000)
Consolidated Liberty Broadband	$12,083,378	11,999,494	17

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2019	2018
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$(3,117)	4,560
Stock-based compensation	(2,616)	(1,405)
Depreciation and amortization	(468)	(909)
Operating income (loss)	(6,201)	2,246
Interest expense	(6,543)	(5,037)
Dividend and interest income	418	225
Share of earnings (loss) of affiliates, net	34,849	9,302
Gain (loss) on dilution of investment in affiliate	(41,403)	(26,757)
Other, net	5	—
Earnings (loss) before income taxes	$(18,875)	(20,021)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding new service and product offerings; future expenses; the performance of our equity affiliate, Charter Communications, Inc. (“Charter”); our projected sources and uses of cash; fluctuations in interest rates; and the anticipated non-material impact of certain contingent liabilities related to legal and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiary and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

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
•

the effects of governmental regulation on the business of Charter and Skyhook,  including costs, disruptions and possible limitations on Charter’s operating flexibility related to, and its ability to comply with, regulatory conditions applicable to Charter as a result of previous mergers;

•	general business conditions, economic uncertainty or downturn, unemployment levels and the level of activity in the housing sector;
•	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
•	Charter’s ability to develop and deploy new products and technologies, including mobile products, and any other consumer services and service platforms;
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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation (“Liberty Broadband” or the “Company”), and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock. Liberty Broadband was formed in 2014 as a Delaware corporation.

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. Pursuant to proxy agreements with GCI Liberty Inc. and Advance/Newhouse Partnership, Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

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

Results of Operations—Consolidated—March 31, 2019 and 2018

Consolidated operating results:

	Three months ended
	March 31,
	2019	2018
	(amounts in thousands)
Revenue	$3,458	11,791
Operating expense	2,216	1,892
Selling, general and administrative	4,359	5,339
Stock-based compensation	2,616	1,405
Depreciation and amortization	468	909
Operating income (loss)	(6,201)	2,246
Less impact of stock-based compensation and depreciation and amortization	3,084	2,314
Adjusted OIBDA	$(3,117)	4,560

Revenue

Revenue decreased $8.3 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease in revenue for the three months ended March 31, 2019, as compared to the corresponding period in the prior year, was primarily due to a  license agreement in the prior year. On February 16, 2018, Skyhook entered into a license agreement pursuant to which Skyhook agreed to grant to the licensee a perpetual, non-exclusive, non-transferable, worldwide license to patents and patent applications owned by Skyhook. In exchange for this grant, the licensee agreed to pay a one-time lump sum payment of $8.5 million that was recognized as revenue during the three months ended March 31, 2018.

Operating expense and selling, general and administrative expenses

Operating expense increased by $0.3 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year.  The increases in operating expense were primarily due to increased personnel, data acquisition and cloud computing costs. Selling, general, and administrative expense decreased by $1.0 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease in selling, general and administrative expense during the three month period was primarily to legal expenses of $0.8 million and other costs associated with the license agreement in the prior year, partially offset by increased corporate costs.

Stock-based compensation

The increase in stock-based compensation expense of $1.2 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year, was primarily due to an increase in the number of options to purchase shares of Liberty Broadband Series C common stock granted during the first quarter of 2019.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.4 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year, due to certain assets becoming fully depreciated.

Operating income (loss)

Operating loss increased $8.4 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year due to the items discussed above.

Adjusted OIBDA

We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to generally accepted accounting principles in the United States (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 8 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes.

Adjusted OIBDA decreased $7.7 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease in Skyhook Adjusted OIBDA for the three months ended March 31, 2019, as compared to the corresponding period in the prior year, was due primarily to a license agreement entered into during the three months ended March 31, 2018, coupled with higher operating expenses resulting from increased personnel, data acquisition, cloud computing and corporate costs, partially offset by legal and other costs associated with the license agreement discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2019	2018
	(amounts in thousands)
Other income (expense):
Interest expense	$(6,543)	(5,037)
Dividend and interest income	418	225
Share of earnings (losses) of affiliates	34,849	9,302
Gain (loss) on dilution of investment in affiliate	(41,403)	(26,757)
Other, net	5	—
	$(12,674)	(22,267)

Interest expense

Interest expense increased $1.5 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase was attributable to additional amounts outstanding on the Amended 2017 Margin Loan, as well as an increase in our weighted average interest rate during the current period as compared to corresponding period in the prior year.

Dividend and interest income

Dividend and interest income increased $193 thousand during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The increase in dividend and interest income for the three months ended March 31, 2019, as compared to the corresponding period in the prior year, was the result of increased interest rates.

Share of earnings (losses) of affiliates

Share of earnings of affiliates increased $25.5 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $25.6 million and $28.7 million, net of related taxes, for the three months ended March 31, 2019 and 2018, respectively, due to the increase in excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program, partly offset by a realignment with Charter’s debt retirements. The increase in the share of earnings of affiliates in the three months ended March 31, 2019, as compared to the corresponding period in the prior year, was the result of increased net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended
	March 31,
	2019	2018
	(amounts in millions)
Revenue	$11,206	10,657
Operating expenses, excluding stock-based compensation	(7,146)	(6,833)
Adjusted OIBDA	4,060	3,824
Depreciation and amortization	(2,550)	(2,710)
Stock-based compensation	(85)	(72)
Operating income	1,425	1,042
Other expenses, net	(989)	(791)
Net earnings (loss) before income taxes	436	251
Income tax benefit (expense)	(119)	(28)
Net earnings (loss)	$317	223

Charter net earnings increased $94 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year.

Charter’s revenue increased $549 million for the three months ended March 31, 2019,  as compared to the corresponding period in the prior year, primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as the launch of Charter’s mobile service in the second half of 2018 offset by a decrease in video customers.

The increase in revenue during the three months ended March 31, 2019 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation, of $313 million, as compared to the corresponding period in the prior year. Operating costs increased primarily due to rising programming costs and incremental costs comprised of mobile device costs, mobile launch costs, and mobile service and operating costs.

Programming costs increased as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents partly offset by lower video customers and pay-per-view during the three months ended March 31,  2019. Charter expects programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. Charter has been unable to fully pass these increases on to its customers nor does it expect to be able to do so in the future without a potential loss of customers.

Charter’s Adjusted OIBDA for the three months ended March 31, 2019 increased as a result of the discussion above.

Depreciation and amortization expense decreased $160 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. The decrease was primarily due to a decrease in depreciation and amortization as certain assets acquired from Time Warner Cable, Inc. (“TWC” or “Legacy TWC”) and Bright House Networks, LLC become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by an increase in other expenses, net of $198 million for the three months ended March 31, 2019. The increase in other expenses, net for the three months ended March 31, 2019, as compared to the corresponding period in the prior year, was primarily due to an impairment on Charter’s equity-method investments of approximately $110 million, as well as increased interest expense, net of $74 million as a result of an increase in weighted average debt outstanding.

Income tax expense increased $91 million for the three months ended March 31, 2019, as compared to the corresponding period in the prior year. Income tax expense increased year over year primarily as a result of higher pretax income.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased by $14.6 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year, primarily due to an increase in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Income tax benefit (expense)

During the three months ended March 31, 2019, we had an income tax benefit of $4.6 million and the effective rate was approximately 24.2%. For the three months ended March 31, 2018, we had an income tax benefit of $5.0 million and the effective tax rate was approximately 24.7%. The difference between the effective income tax rate of 24.2% and the U.S. Federal income tax rate of 21% for the three months ended March 31, 2019 was primarily due to the effect of state income taxes. The difference between the effective income tax rate of 24.7% and the U.S. Federal income tax rate of 21% for the three months ended March 31, 2018 was primarily due to the effect of state income taxes.

Liquidity and Capital Resources

As of March 31, 2019, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our investments, outstanding debt facilities, including $475 million available to be drawn under our Amended 2017 Margin Loan Facility (as defined in note 5 to the accompanying condensed consolidated financial statements) until August 27, 2019, debt and equity issuances, and dividend and interest receipts.

As of March 31, 2019, Liberty Broadband had a cash balance of $73 million.

	Three months ended March 31,
	2019	2018
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(11,561)	(3,696)
Net cash provided (used) by investing activities	$(17)	(14)
Net cash provided (used) by financing activities	$1,653	541

The increase in cash used by operating activities in the three months ended March 31, 2019, as compared to the corresponding period in the prior year, was primarily driven by the decrease in operating income in the current period, as well as the timing of differences in cash receipts and payments.

During the three months ended March 31, 2019 and 2018, net cash flows from financing activities were primarily related to the issuance of common stock upon the exercise of stock options.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which could include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. In the future, we could achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2019, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$525	4.10%	$—	NA

Our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K, except as described below.

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

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that TWC infringed certain U.S. patents purportedly relating to VoIP services. A trial began on February 13, 2017. At trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents.  The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award.  Charter appealed the case to the United States Court of Appeals for the Federal Circuit where it lost the appeal. Charter expects to petition the Supreme Court as Charter continues to pursue its appeal rights. In addition to its appeal, Charter continues to pursue indemnity from one of its vendors and has brought a patent suit against Sprint (TC Tech v. Sprint) in the U.S. District Court for the District of Delaware implicating Sprint’s LTE technology. Charter does not expect that the outcome of this litigation will have a material adverse effect on its operations or financial condition.  The ultimate outcomes of this appeal of the Sprint Kansas case, the pursuit of indemnity against Charter’s vendor and the TC Tech litigation cannot be predicted.

Sprint filed suit against Charter on December 2, 2017 in the United States District Court for the District of Delaware.  The suit alleges infringement of 15 patents related to Charter's provision of VoIP services (ten of which were asserted against Legacy TWC in the matter described above).  Charter will vigorously defend this case.  While Charter is unable to predict the outcome of this Sprint suit, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

Sprint filed a third suit against Charter on May 17, 2018 in the United States District Court for the Eastern District of Virginia.  This suit alleges infringement of three patents related to Charter's video on demand services. Charter will vigorously defend this case. The parties recently agreed to transfer this case to the United States District Court for the District of Delaware. While Charter is unable to predict the outcome of this litigation, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

The New York Public Service Commission (the “PSC”), the regulator for the cable and telecommunication industries in New York (whose Chair directs and operates as the Chief Executive Officer of the New York State Department of Public Service (“DPS”)), issued multiple orders against Charter including two orders on July 27, 2018 relating to the agreement by which the PSC approved Charter’s merger with TWC. One order determined that Charter had failed to satisfy one of its merger conditions by not extending its high speed broadband network according to the PSC’s interpretation of which homes and businesses Charter built to should count.  The order further directed the initiation of a court action to impose financial and other penalties on Charter. The second order purported to rescind the PSC’s January 2016 approval of Charter’s merger with TWC’s New York operations and directs Charter to submit a plan to effect an orderly transition to a successor provider or providers and for Charter to cease operations in New York within six months of the order. As the DPS and Charter entered into discussions about the possibility of resolving the PSC related matters, the PSC extended such deadline. On July 30, 2018, the PSC filed a petition in the Supreme Court of the State of New York seeking penalties of $100,000 per day from June 18, 2018 until Charter complies with the PSC’s interpretation of the merger conditions. The petition also seeks injunctive relief to enjoin failure to comply with the New York State Public Service Laws or any regulation or order of the DPS. The petition has been stayed while Charter and the PSC have been engaged in negotiation.

On April 19, 2019, DPS and Charter jointly presented to the PSC a proposed settlement to resolve these disputes, subject to final approval by the PSC. If approved by the PSC, the settlement will resolve all outstanding matters regarding these disputes. No penalties or forfeiture will be assessed as a result of the agreement, and the agreement specifically provides that Charter has not been found to have committed, nor has it admitted to any violation. The incremental operating and capital expenditures to be incurred by Charter to meet the buildout and other requirements of the settlement agreement will not have a material impact on Charter’s consolidated financial condition, results of operations or liquidity.

The agreement has been made public and will be published for public comment and review under the New York State Administrative Procedure Act. Following publication, the agreement is subject to a 60-day public comment period. Should the PSC not approve the settlement agreement, or should it choose to modify the settlement such that Charter does not accept such modified settlement terms, Charter would defend itself against the actions brought by the PSC. Charter cannot predict whether the PSC will approve the proposed settlement following the comment period nor can it preclude the potential for future negotiations with DPS and a further approval process with the PSC. Should the settlement not be approved and the pending actions proceed, and although Charter believes any such actions by the PSC would be without merit and does not believe that the results of the proceedings would have a material adverse effect on Charter, Charter cannot predict the outcome of the PSC claims.  No assurance can be given that should an adverse outcome result, that it would not be material to Charter’s consolidated financial condition, results of operations or liquidity.  Likewise, Charter cannot reasonably estimate a range of possible losses in the event of an adverse result.

In addition to the Sprint litigation described above, Charter is a defendant or co-defendant in several additional lawsuits involving alleged infringement of various intellectual property relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases. In the event that a court ultimately determines that Charter infringes on any intellectual property, Charter may be subject to substantial damages and/or an injunction that could require Charter or its vendors to modify certain products and services it offers to its subscribers, as well as negotiate royalty or license agreements with respect to the intellectual property at issue. While Charter believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to Charter’s consolidated financial condition, results of operations, or liquidity. Charter cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

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

During the three months ended March 31, 2019, no shares of Liberty Broadband Series A common stock and no Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: May 2, 2019	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: May 2, 2019	By:	/s/ MARK D. CARLETON
Mark D. Carleton Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)