Form 10-Q
period 2019-06-30
Liberty Broadband Corp
filed 2019-08-01
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation's common stock as of July 15, 2019 was:

	Series A	Series B	Series C
Liberty Broadband Corporation Common Stock	26,370,812	2,454,520	152,715,757

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2019	2018
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$67,134	83,103
Other current assets	7,181	1,471
Total current assets	74,315	84,574
Investment in Charter, accounted for using the equity method (note 4)	12,023,742	12,004,376
Other assets	9,112	9,487
Total assets	$12,107,169	12,098,437
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$19,429	3,504
Deferred revenue and other current liabilities	9,952	4,691
Total current liabilities	29,381	8,195
Debt (note 5)	523,549	522,928
Deferred income tax liabilities	964,584	965,829
Other liabilities	2,595	2,867
Total liabilities	1,520,109	1,499,819
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,370,787 shares at June 30, 2019 and 26,311,681 shares at December 31, 2018	264	263
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,454,520 shares at June 30, 2019 and December 31, 2018	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 152,715,703 shares at June 30, 2019 and 152,591,939 shares at December 31, 2018	1,527	1,526
Additional paid-in capital	7,929,046	7,938,357
Accumulated other comprehensive earnings, net of taxes	7,778	7,778
Retained earnings	2,648,420	2,650,669
Total equity	10,587,060	10,598,618
Commitments and contingencies (note 7)
Total liabilities and equity	$12,107,169	12,098,437

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(amounts in thousands, except per share amounts)
Revenue:
Software sales	$3,747	3,371	7,205	15,162
Total revenue	3,747	3,371	7,205	15,162
Operating costs and expenses
Operating, including stock-based compensation (note 6)	2,227	2,029	4,480	3,938
Selling, general and administrative, including stock-based compensation (note 6)	8,217	5,514	15,155	12,241
Depreciation and amortization	469	899	937	1,808
	10,913	8,442	20,572	17,987
Operating income (loss)	(7,166)	(5,071)	(13,367)	(2,825)
Other income (expense):
Interest expense	(6,342)	(6,035)	(12,885)	(11,072)
Share of earnings (losses) of affiliates (note 4)	45,400	32,911	80,249	42,213
Gain (loss) on dilution of investment in affiliate (note 4)	(16,322)	(5,205)	(57,725)	(31,962)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	—	(2,019)	—	(2,019)
Other, net	406	193	829	418
Net earnings (loss) before income taxes	15,976	14,774	(2,899)	(5,247)
Income tax benefit (expense)	(3,924)	(4,194)	650	757
Net earnings (loss) attributable to Liberty Broadband shareholders	$12,052	10,580	(2,249)	(4,490)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.07	0.06	(0.01)	(0.02)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.07	0.06	(0.01)	(0.02)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2019	2018
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(2,249)	(4,490)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	937	1,808
Stock-based compensation	5,139	2,801
Share of (earnings) losses of affiliates, net	(80,249)	(42,213)
(Gain) loss on dilution of investment in affiliate	57,725	31,962
Realized and unrealized (gains) losses on financial instruments, net	—	2,019
Deferred income tax expense (benefit)	(650)	(756)
Other, net	576	447
Changes in operating assets and liabilities:
Current and other assets	(5,764)	335
Payables and other liabilities	4,461	1,494
Net cash provided (used) by operating activities	(20,074)	(6,593)
Cash flows from investing activities:
Capital expended for property and equipment	(50)	(24)
Net cash provided (used) by investing activities	(50)	(24)
Cash flows from financing activities:
Borrowings of debt	—	25,000
Payments from issuances of financial instruments	—	(94,249)
Proceeds from settlements of financial instruments	—	46,483
Other financing activities, net	4,155	588
Net cash provided (used) by financing activities	4,155	(22,178)
Net increase (decrease) in cash	(15,969)	(28,795)
Cash, cash equivalents and restricted cash, beginning of period	83,103	81,257
Cash, cash equivalents and restricted cash, end of period	$67,134	52,462

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2019	$—	263	25	1,526	7,938,357	7,778	2,650,669	10,598,618
Net earnings (loss)	—	—	—	—	—	—	(2,249)	(2,249)
Stock-based compensation	—	—	—	—	5,010	—	—	5,010
Issuance of common stock upon exercise of stock options	—	1	—	1	4,153	—	—	4,155
Tax sharing arrangement with former parent	—	—	—	—	(16,090)	—	—	(16,090)
Noncontrolling interest activity at Charter	—	—	—	—	(2,384)	—	—	(2,384)
Balance at June 30, 2019	$—	264	25	1,527	7,929,046	7,778	2,648,420	10,587,060

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at March 31, 2019	$—	263	25	1,526	7,943,795	7,778	2,636,368	10,589,755
Net earnings (loss)	—	—	—	—	—	—	12,052	12,052
Stock-based compensation	—	—	—	—	2,487	—	—	2,487
Issuance of common stock upon exercise of stock options	—	1	—	1	2,500	—	—	2,502
Tax sharing arrangement with former parent	—	—	—	—	(16,090)	—	—	(16,090)
Noncontrolling interest activity at Charter	—	—	—	—	(3,646)	—	—	(3,646)
Balance at June 30, 2019	$—	264	25	1,527	7,929,046	7,778	2,648,420	10,587,060

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statement of Equity (continued)

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2018	$—	262	25	1,526	7,907,900	8,424	2,568,764	10,486,901
Net earnings (loss)	—	—	—	—	—	—	(4,490)	(4,490)
Other comprehensive earnings (loss)	—	—	—	—	—	(172)	—	(172)
Stock-based compensation	—	—	—	—	2,703	—	—	2,703
Issuance of common stock upon exercise of stock options	—	1	—	—	587	—	—	588
Cumulative effect of accounting change	—	—	—	—	—	—	1,223	1,223
Cumulative effect of accounting change at Charter	—	—	—	—	—	—	5,802	5,802
Noncontrolling interest activity at Charter	—	—	—	—	28,928	—	—	28,928
Balance at June 30, 2018	$—	263	25	1,526	7,940,118	8,252	2,571,299	10,521,483

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at March 31, 2018	$—	263	25	1,526	7,940,438	8,424	2,560,719	10,511,395
Net earnings (loss)	—	—	—	—	—	—	10,580	10,580
Other comprehensive earnings (loss)	—	—	—	—	—	(172)	—	(172)
Stock-based compensation	—	—	—	—	1,351	—	—	1,351
Issuance of common stock upon exercise of stock options	—	—	—	—	47	—	—	47
Noncontrolling interest activity at Charter	—	—	—	—	(1,718)	—	—	(1,718)
Balance at June 30, 2018	$—	263	25	1,526	7,940,118	8,252	2,571,299	10,521,483

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the tax sharing agreement, Liberty Broadband has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Broadband Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty Broadband (applicable to actions or failures to act by Liberty Broadband and its subsidiaries following the completion of the Broadband Spin-Off). Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, approximately $17.0 million and $0.9 million was reimbursable to Liberty for the three months ended June 30, 2019 and 2018, respectively, and $17.9 million and $1.8 million was reimbursable to Liberty for the six months ended June 30, 2019 and 2018, respectively.

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

	Liberty Broadband Common Stock
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(numbers of shares in thousands)
Basic WASO	181,450	181,323	181,409	181,319
Potentially dilutive shares (1)	1,382	1,148	1,340	1,273
Diluted WASO	182,832	182,471	182,749	182,592

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

The Company’s assets and (liabilities) measured at fair value are as follows:

	June 30, 2019			December 31, 2018
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
(amounts in thousands)
Cash equivalents	$58,129	58,129	—	67,329	67,329	—

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(amounts in thousands)
Derivative instruments (1)	$—	(2,019)	—	(2,019)
	$—	(2,019)	—	(2,019)
(1)	In April 2018, the Company entered into a zero-strike call option on 610,325 shares of Liberty Broadband Series C common stock and prepaid a premium of $47.8 million. Liberty Broadband exercised its option to settle the contract in cash in June 2018 for cash proceeds of $46.5 million, and recognized a realized loss on the options as of June 30, 2018. In June 2018, the Company entered into another zero-strike call option on 632,911 shares of Liberty Broadband Series C common stock. The Company recognized an unrealized loss on the options as of June 30, 2018. The Company settled all zero-strike call options during 2018 and had no outstanding zero-strike call options as of June 30, 2019.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of June 30, 2019, the carrying value of Liberty Broadband’s ownership in Charter was approximately $12,024 million. The market value of Liberty Broadband’s ownership in Charter as of June 30, 2019 was approximately $21,368 million, which represented an approximate economic ownership of 24.4% of the outstanding equity of Charter as of that date.

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

Additionally, so long as the A/N Proxy is in effect, if A/N proposes to transfer common units of Charter Communications Holdings, LLC (which units are exchangeable into Charter shares and which will, under certain circumstances, result in the conversion of certain shares of Class B Common Stock into Charter shares) or Charter shares, in each case, constituting either (i) shares representing the first 7.0% of the outstanding voting power of Charter held by A/N or (ii) shares representing the last 7.0% of the outstanding voting power of Charter held by A/N, Liberty Broadband will have a right of first refusal (“ROFR”) to purchase all or a portion of any such securities A/N proposes to transfer. The purchase price per share for any securities sold to Liberty Broadband pursuant to the ROFR will be the volume-weighted average price of Charter shares for the two trading day period before the notice of a proposed sale by A/N, payable in cash. Certain transfers are permitted to affiliates of A/N, subject to the transferee entity entering into an agreement assuming the transferor’s obligations under the A/N Proxy.

Investment in Charter

The excess basis in our investment in Charter of $3,409 million as of June 30, 2019 is allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

	June 30,	December 31,
	2019	2018
Property and equipment	$277	328
Customer relationships	754	721
Franchise fees	1,853	1,821
Trademarks	29	29
Goodwill	1,279	1,202
Debt	(74)	(105)
Deferred income tax liability	(709)	(698)
	$3,409	3,298

Property and equipment and customer relationships have remaining useful lives of approximately 5 years and 9 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the six months ended June 30, 2019, was primarily due to Charter’s share buyback program. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $30.4 million and $29.2 million, net of related taxes, for the three months ended June 30, 2019 and 2018, respectively, and expenses of $56.0

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

million and $57.9 million, net of related taxes, for the six months ended June 30, 2019 and 2018, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had a dilution loss of $16.3 million and $5.2 million during the three months ended June 30, 2019 and 2018, respectively, and a dilution loss of $57.7 million and $32.0 million during the six months ended June 30, 2019 and 2018, respectively. The dilution losses for the periods presented were attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheets

	June 30, 2019	December 31, 2018
Current assets	$3,490	2,944
Property and equipment, net	34,475	35,126
Goodwill	29,554	29,554
Intangible assets, net	75,780	76,884
Other assets	2,786	1,622
Total assets	$146,085	146,130
Current liabilities	9,875	12,095
Deferred income taxes	17,522	17,389
Long-term debt	71,784	69,537
Other liabilities	3,810	2,837
Equity	43,094	44,272
Total liabilities and shareholders’ equity	$146,085	146,130

Charter condensed consolidated statements of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$11,347	10,854	22,553	21,511
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	7,244	6,873	14,480	13,709
Depreciation and amortization	2,500	2,592	5,050	5,302
Other operating (income) expenses, net	62	29	57	98
	9,806	9,494	19,587	19,109
Operating income	1,541	1,360	2,966	2,402
Interest expense, net	(945)	(878)	(1,870)	(1,729)
Other income (expense), net	(126)	(102)	(190)	(42)
Income tax benefit (expense)	(84)	(41)	(203)	(69)
Net income (loss)	386	339	703	562
Less: Net income attributable to noncontrolling interests	(72)	(66)	(136)	(121)
Net income (loss) attributable to Charter shareholders	$314	273	567	441

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Debt

Amended 2017 Margin Loan Facility

On August 24, 2018, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”), entered into Amendment No. 1 to its multi-draw margin loan credit facility (the “Amended 2017 Margin Loan Facility” and, the credit agreement governing such facility, the “Amended 2017 Margin Loan Agreement”) with Wilmington Trust, National Association as the successor administrative agent, BNP Paribas, Dublin Branch, as the successor calculation agent, and the lenders thereunder. SPV is permitted, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $1.0 billion. SPV will also have the ability from time to time to request additional loans in an aggregate principal amount of up to $1.0 billion on an uncommitted basis subject to certain conditions. SPV had borrowed $525 million as of June 30, 2019 and December 31, 2018. SPV had $475 million available to be drawn until August 27, 2019. The maturity date of the loans under the Amended 2017 Margin Loan Agreement is August 24, 2020 (except for any incremental loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Accordingly, the debt is classified as noncurrent as of June 30, 2019. Borrowings under the Amended 2017 Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%. Borrowings outstanding under this margin loan bore interest at a rate of 3.83% per annum at June 30, 2019. Interest is payable quarterly in arrears beginning on September 29, 2017. SPV used available cash and a portion of the proceeds of the loans under the Amended 2017 Margin Loan Facility to repay the two margin loan agreements entered into by a wholly-owned special purpose subsidiary of the Company on October 30, 2014 and two margin loan agreements entered into by another wholly-owned special purpose subsidiary of the Company on March 21, 2016.

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

SPV’s obligations under the Amended 2017 Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Amended 2017 Margin Loan Agreement. The Amended 2017 Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of June 30, 2019, 6.8 million shares of Charter with a value of $2.7 billion were pledged as collateral pursuant to the Amended 2017 Margin Loan Agreement.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expense	$11	10	48	27
Selling, general and administrative	2,512	1,386	5,091	2,774
	$2,523	1,396	5,139	2,801

Liberty Broadband – Grants of Stock Options

During the six months ended June 30, 2019, Liberty Broadband granted 41 thousand options to purchase shares of Series C Liberty Broadband common stock and 25 thousand performance-based restricted stock units (“RSUs”) of Series C Liberty Broadband common stock to our CEO. Such options had a GDFV of $25.46 per share. The RSUs had a GDFV of $88.99 per share at the time they were granted. The options vest on December 31, 2019 and the RSUs cliff vest in one year, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

There were no options to purchase shares of Series A or Series B common stock granted during the six months ended June 30, 2019.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2019	393	$33.31
Granted	—	$—
Exercised	(90)	$33.21
Forfeited/cancelled	—	$—
Outstanding at June 30, 2019	303	$33.34	0.5	$21
Exercisable at June 30, 2019	303	$33.34	0.5	$21

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2019	2,356	$43.77
Granted	41	$88.99
Exercised	(181)	$33.14
Forfeited/cancelled	—	$—
Outstanding at June 30, 2019	2,216	$45.48	4.1	$130
Exercisable at June 30, 2019	1,415	$42.57	3.3	$87

As of June 30, 2019, the total unrecognized compensation cost related to unvested Awards was approximately $2.9 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately one year.

As of June 30, 2019, Liberty Broadband reserved 2.5 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Skyhook Equity Incentive Plans

Long-Term Incentive Plans

Skyhook has a long-term incentive plan which provides for the granting of phantom stock appreciation rights (“PARs”) and phantom stock units (“PSUs”) to employees, directors, and consultants of Skyhook that is not significant to Liberty Broadband. As of June 30, 2019 and December 31, 2018, $1.0 million and $1.1 million, respectively, are included in other liabilities for the fair value (Level 2) of the Company’s long-term incentive plan obligations.

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

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. The Company’s largest customers, that accounted for greater than 10% of revenue, aggregated 70% and 72% of total revenue for the three months ended June 30, 2019 and 2018, respectively, and 72% and 67% of total revenue for the six months ended June 30, 2019 and 2018, respectively.

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

Liberty Broadband defines Adjusted OIBDA, a non-GAAP measure, as revenue less operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Liberty Broadband believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends.  In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty Broadband generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the six months ended June 30, 2019, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

●	Skyhook—a wholly owned subsidiary of the Company that provides the Precision Location Solution (a location determination service) and Geospatial Insights product (a location intelligence and data insights service).
●	Charter—an equity method investment that is one of the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers.

Liberty Broadband’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated companies are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. We have included amounts attributable to Charter in the tables below. Although Liberty Broadband owns less than 100% of the outstanding shares of Charter, 100% of the Charter amounts are included in the schedule below and subsequently eliminated in order to reconcile the account totals to the Liberty Broadband condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

	Three months ended June 30,
	2019		2018
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$3,747	(876)	3,371	(1,023)
Charter	11,347,000	4,123,000	10,854,000	4,022,000
Corporate and other	—	(3,298)	—	(1,753)
	11,350,747	4,118,826	10,857,371	4,019,224
Eliminate equity method affiliate	(11,347,000)	(4,123,000)	(10,854,000)	(4,022,000)
Consolidated Liberty Broadband	$3,747	(4,174)	3,371	(2,776)

	Six months ended June 30,
	2019		2018
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$7,205	(2,069)	15,162	5,076
Charter	22,553,000	8,183,000	21,511,000	7,846,000
Corporate and other	—	(5,222)	—	(3,292)
	22,560,205	8,175,709	21,526,162	7,847,784
Eliminate equity method affiliate	(22,553,000)	(8,183,000)	(21,511,000)	(7,846,000)
Consolidated Liberty Broadband	$7,205	(7,291)	15,162	1,784

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Information

	June 30, 2019
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
Skyhook	$22,765	—	50
Charter	146,085,000	—	3,262,000
Corporate and other	12,084,404	12,023,742	—
	158,192,169	12,023,742	3,262,050
Eliminate equity method affiliate	(146,085,000)	—	(3,262,000)
Consolidated Liberty Broadband	$12,107,169	12,023,742	50

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months
	June 30,		ended June 30,
	2019	2018	2019	2018
	(amounts in thousands)
Consolidated segment Adjusted OIBDA	$(4,174)	(2,776)	(7,291)	1,784
Stock-based compensation	(2,523)	(1,396)	(5,139)	(2,801)
Depreciation and amortization	(469)	(899)	(937)	(1,808)
Operating income (loss)	(7,166)	(5,071)	(13,367)	(2,825)
Interest expense	(6,342)	(6,035)	(12,885)	(11,072)
Share of earnings (loss) of affiliates, net	45,400	32,911	80,249	42,213
Gain (loss) on dilution of investment in affiliate	(16,322)	(5,205)	(57,725)	(31,962)
Realized and unrealized gains (losses) on financial instruments, net	—	(2,019)	—	(2,019)
Other, net	406	193	829	418
Earnings (loss) before income taxes	$15,976	14,774	(2,899)	(5,247)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding new service and product offerings; future expenses; the performance of our equity affiliate, Charter Communications, Inc. (“Charter”); our projected sources and uses of cash; fluctuations in interest rates; and the anticipated non-material impact of certain contingent liabilities related to legal and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiary and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

●	Charter’s ability to sustain and grow revenue and cash flow from operations by offering video, Internet, voice, mobile, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in its service areas and to maintain and grow its customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;
●	the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line providers, fiber to the home providers, video provided over the Internet by (i) market participants that have not historically competed in the multichannel video business, (ii) traditional multichannel video distributors, and (iii) content providers that have historically licensed cable networks to multichannel video distributors, and providers of advertising over the Internet;
●	Charter’s ability to efficiently and effectively integrate acquired operations;
●	the effects of governmental regulation on the business of Charter and Skyhook, including costs, disruptions and possible limitations on Charter’s operating flexibility related to, and its ability to comply with, regulatory conditions applicable to Charter as a result of previous mergers;
●	general business conditions, economic uncertainty or downturn, unemployment levels and the level of activity in the housing sector;
●	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
●	Charter’s ability to develop and deploy new products and technologies, including mobile products, and any other consumer services and service platforms;
●	failure to protect the security of personal information about the customers of our operating subsidiary and equity affiliate, subjecting us to costly government enforcement actions or private litigation and reputational damage;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
●	any events that disrupt Charter’s or Skyhook’s networks, information systems or properties and impair their operating activities or negatively impact their respective reputation;
●	the ability to retain and hire key personnel;
●	the ability of suppliers and vendors to deliver products, equipment, software and services;

●	the outcome of any pending or threatened litigation;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the availability and access, in general, of funds to meet debt obligations prior to or when they become due and to fund operations and necessary capital expenditures, either through (i) cash on hand, (ii) free cash flow, or (iii) access to the capital or credit markets;
●	the ability of Charter and our company to comply with all covenants in their and our respective debt instruments, any violation of which, if not cured in a timely manner, could trigger a default of other obligations under cross-default provisions; and
●	our ability to successfully monetize certain of our assets.

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

Results of Operations—Consolidated—June 30, 2019 and 2018

Consolidated operating results:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(amounts in thousands)
Revenue	$3,747	3,371	7,205	15,162
Operating expense	2,216	2,019	4,432	3,911
Selling, general and administrative	5,705	4,128	10,064	9,467
Stock-based compensation	2,523	1,396	5,139	2,801
Depreciation and amortization	469	899	937	1,808
Operating income (loss)	(7,166)	(5,071)	(13,367)	(2,825)
Less impact of stock-based compensation and depreciation and amortization	2,992	2,295	6,076	4,609
Adjusted OIBDA	$(4,174)	(2,776)	(7,291)	1,784

Revenue

Revenue increased $0.4 million and decreased $8.0 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase in revenue for the three months ended June 30, 2019, as compared to the corresponding period in the prior year, was primarily due to increased net revenue from existing customers, coupled with new customer growth. The decrease in revenue for the six months ended June 30, 2019, as compared to the corresponding period in the prior year, was primarily due to a license agreement in the prior year, partially offset by increased net revenue from existing customers, coupled with new customer growth. On February 16, 2018, Skyhook entered into a license agreement pursuant to which Skyhook agreed to grant to the licensee a perpetual, non-exclusive, non-transferable, worldwide license to patents and patent applications owned by Skyhook. In exchange for this grant, the licensee agreed to pay a one-time lump sum payment of $8.5 million that was recognized as revenue during the three months ended March 31, 2018.

Operating expense and selling, general and administrative expenses

Operating expense increased by $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases in operating expense were primarily due to increased personnel, data acquisition and cloud computing costs. Selling, general, and administrative expense increased by $1.6 million and $0.6 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase in selling, general and administrative expense during the three and six month periods was primarily due to increased professional service fees of $1.6 million and $1.2 million, respectively, primarily at the corporate level.  During the six months ended June 30, 2019, this increase was partially offset by decreased costs associated with entering into the license agreement in the prior year at Skyhook.

Stock-based compensation

The increase in stock-based compensation expense of $1.1 million and $2.3 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year, was primarily due to an increase in the number of restricted stock units of Liberty Broadband Series C common stock granted during the first quarter of 2019.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.4 million and $0.9 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year, due to certain assets becoming fully depreciated.

Operating income (loss)

Operating loss increased $2.1 million and $10.5 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year due to the items discussed above.

Adjusted OIBDA

To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends.  In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to generally accepted accounting principles in the United States (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 8 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes.

Adjusted OIBDA decreased $1.4 million and $9.1 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decrease in Adjusted OIBDA for the three months ended June 30, 2019, as compared to the corresponding period in the prior year, was due primarily to the increase in operating and selling, general and administrative expenses, partially offset by the increase in revenue, as discussed above.  The decrease in Adjusted OIBDA for the six months ended June 30, 2019, as compared to the corresponding period in the prior year, was due primarily to a decrease in revenue resulting from the license agreement entered into during the three months ended March 31, 2018, coupled with higher operating and selling, general and administrative expenses as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(amounts in thousands)
Other income (expense):
Interest expense	$(6,342)	(6,035)	(12,885)	(11,072)
Share of earnings (losses) of affiliates	45,400	32,911	80,249	42,213
Gain (loss) on dilution of investment in affiliate	(16,322)	(5,205)	(57,725)	(31,962)
Realized and unrealized gains (losses) on financial instruments, net	—	(2,019)	—	(2,019)
Other, net	406	193	829	418
	$23,142	19,845	10,468	(2,422)

Interest expense

Interest expense increased $0.3 million and $1.8 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases in both periods were attributable to an increase in the weighted average interest rate on the Amended 2017 Margin Loan Facility during the current period as compared to the corresponding periods in the prior year.  The increase for the six months ended June 30, 2019, as compared to the corresponding period in the prior year, is also driven by additional amounts outstanding on the Amended 2017 Margin Loan Facility.

Share of earnings (losses) of affiliates

Share of earnings of affiliates increased $12.5 million and $38.0 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $30.4 million and $29.2 million, net of related taxes, for the three months ended June 30, 2019 and 2018, respectively, and $56.0 million and $57.9 million, net of related taxes, for the six months ended June 30, 2019 and 2018, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program, partly offset by a realignment with Charter’s debt retirements. The increase in the share of earnings of affiliates in the three and six months ended June 30, 2019, as compared to the corresponding periods in the prior year, was the result of increased net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(amounts in millions)
Revenue	$11,347	10,854	22,553	21,511
Operating expenses, excluding stock-based compensation	(7,224)	(6,832)	(14,370)	(13,665)
Adjusted OIBDA	4,123	4,022	8,183	7,846
Depreciation and amortization	(2,500)	(2,592)	(5,050)	(5,302)
Stock-based compensation	(82)	(70)	(167)	(142)
Operating income	1,541	1,360	2,966	2,402
Other expenses, net	(1,071)	(980)	(2,060)	(1,771)
Net earnings (loss) before income taxes	470	380	906	631
Income tax benefit (expense)	(84)	(41)	(203)	(69)
Net earnings (loss)	$386	339	703	562

Charter net earnings increased $47 million and $141 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $493 million and $1,042 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as the launch of Charter’s mobile service in the second half of 2018 offset by a decrease in video customers.

The increase in revenue during the three and six months ended June 30, 2019 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation, of $392 million and $705 million, respectively, as compared to the corresponding periods in the prior year. Operating costs increased primarily due to rising programming costs and incremental costs comprised of mobile device costs, mobile launch costs and mobile service operating costs.

Programming costs increased as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents partly offset by lower video customers and pay-per-view during the three and six months ended June 30, 2019. Charter expects programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. Charter has been unable to fully pass these increases on to its customers nor does it expect to be able to do so in the future without a potential loss of customers.

Charter’s Adjusted OIBDA for the three and six months ended June 30, 2019 increased for the reasons described above.

Depreciation and amortization expense decreased $92 million and $252 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to a decrease in depreciation and amortization as certain assets acquired from Time Warner Cable, Inc. (“TWC” or “Legacy TWC”) and Bright House Networks, LLC become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by an increase in other expenses, net of $91 million and $289 million for the three and six months ended June 30, 2019, respectively. The increase in other expenses, net for the three and six months ended June 30, 2019, as compared to the corresponding periods in the prior year, was primarily as a result of increased interest expense, net of $67 million and $141 million, respectively.  Additionally, Charter recorded increased losses on financial instruments of $44 million and $70 million for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018.

Income tax expense increased $43 million and $134 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. Income tax expense increased year over year primarily as a result of higher pretax income and lower benefit from state tax law changes.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased by $11.1 million and $25.8 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year, primarily due to an increase in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net for the three and six months ended June 30, 2018, were related to the zero-strike call options (see discussion in note 3 to the accompanying condensed consolidated financial statements).

Other, net

Other, net increased $0.2 million and $0.4 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to increases in dividend and interest income as a result of higher interest rates in the current year.

Income tax benefit (expense)

During the three and six months ended June 30, 2019, we had an income tax expense of $3.9 million and an income tax benefit of $0.7 million, respectively and the effective rate was approximately 24.6% and 22.4%, respectively. For the three and six months ended June 30, 2018, we had an income tax expense of $4.2 million and an income tax benefit of $0.8 million and the effective tax rate was approximately 28.4% and 14.4%, respectively. The difference between the effective income tax rate of 24.6% and the U.S. Federal income tax rate of 21% for the three months ended June 30, 2019 was primarily due to the effect of state income taxes. The difference between the effective income tax rate of 22.4% and the U.S. Federal income tax rate of 21% for the six months ended June 30, 2019 was primarily due to the effect of state income taxes. The difference between the effective income tax rate of 28.4% and the U.S. Federal income tax rate of 21% for the three months ended June 30, 2018 was primarily due to unrealized losses attributable to the Company’s own stock which is not recognized for tax purposes and the effect of state income taxes. The difference between the effective income tax rate of 14.4% and the

U.S. Federal income tax rate of 21% for the six months ended June 30, 2018 was primarily due to unrealized losses attributable to the Company’s own stock which is not recognized for tax purposes, partially offset by the effect of state income taxes.

Liquidity and Capital Resources

As of June 30, 2019, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our investments, outstanding debt facilities, including $475 million available to be drawn under the Amended 2017 Margin Loan Facility (as defined in note 5 to the accompanying condensed consolidated financial statements) until August 27, 2019, debt and equity issuances, and dividend and interest receipts.

As of June 30, 2019, Liberty Broadband had a cash balance of $67 million.

	Six months ended June 30,
	2019	2018
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(20,074)	(6,593)
Net cash provided (used) by investing activities	$(50)	(24)
Net cash provided (used) by financing activities	$4,155	(22,178)

The increase in cash used by operating activities in the six months ended June 30, 2019, as compared to the corresponding period in the prior year, was primarily the result of timing of differences in working capital accounts.

During the six months ended June 30, 2019, net cash flows provided by financing activities were primarily from the issuance of common stock upon the exercise of stock options.

During the six months ended June 30, 2018, net cash flows used by financing activities were primarily related to the settlement of the zero-strike call options (see note 3 to the accompanying condensed consolidated statements), partially offset by a drawdown of debt.

The projected use of our cash will be primarily to fund any operational needs of our subsidiary, to service debt, to reimburse Liberty for amounts due under various agreements, to fund potential investment opportunities, and refinance Liberty Broadband’s margin loans, under its Amended 2017 Margin Loan Facility, maturing in 2020. We expect corporate cash to cover corporate expenses for the foreseeable future.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which could include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. In the future, we could achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2019, our debt is comprised of the following amounts:

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three and six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 include "Legal Proceedings" under Item 3 of Part I and Item 1 of Part II, respectively. There have been no material changes from the legal proceedings described in these Forms 10-K and 10-Q, except as described below.

Other Charter Proceedings

The New York Public Service Commission (the “PSC”), the regulator for the cable and telecommunication industries in New York (whose Chair directs and operates as the Chief Executive Officer of the New York State Department of Public Service (“DPS”)), issued multiple orders against Charter including two orders on July 27, 2018 relating to the agreement by which the PSC approved Charter’s merger with TWC. Additional information can be found in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

On April 19, 2019, DPS and Charter jointly presented to the PSC a proposed settlement to resolve these disputes, and on July 11, 2019, the PSC approved the settlement.  The settlement resolved all outstanding matters regarding these disputes. No penalties or forfeiture were assessed as a result of the agreement, and Charter was not found to have committed, nor did it admit to, any violation. The incremental operating and capital expenditures to be incurred by Charter to meet the buildout and other requirements of the settlement agreement will not have a material impact on Charter’s consolidated financial condition, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Liberty Broadband Series A, B or C common stock during the period.

During the three months ended June 30, 2019, 65 shares of Liberty Broadband Series A common stock and 128 Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: August 1, 2019	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: August 1, 2019	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President, Controller and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)