Form 10-Q
period 2019-09-30
Liberty Broadband Corp
filed 2019-11-01
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of October 15, 2019 was:

	Series A	Series B	Series C
Liberty Broadband Corporation Common Stock	26,375,382	2,452,520	152,723,099

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2019	2018
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$46,546	83,103
Derivative instruments	45,897	—
Other current assets	2,508	1,471
Total current assets	94,951	84,574
Investment in Charter, accounted for using the equity method (note 4)	12,067,329	12,004,376
Other assets	9,767	9,487
Total assets	$12,172,047	12,098,437
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,070	3,504
Deferred revenue and other current liabilities	7,734	4,691
Total current liabilities	11,804	8,195
Debt (note 5)	572,619	522,928
Deferred income tax liabilities	972,005	965,829
Other liabilities	3,447	2,867
Total liabilities	1,559,875	1,499,819
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,375,382 shares at September 30, 2019 and 26,311,681 shares at December 31, 2018	264	263
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,452,520 shares at September 30, 2019 and 2,454,520 shares at December 31, 2018	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 152,721,350 shares at September 30, 2019 and 152,591,939 shares at December 31, 2018	1,527	1,526
Additional paid-in capital	7,926,662	7,938,357
Accumulated other comprehensive earnings, net of taxes	7,778	7,778
Retained earnings	2,675,916	2,650,669
Total equity	10,612,172	10,598,618
Commitments and contingencies (note 7)
Total liabilities and equity	$12,172,047	12,098,437

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(amounts in thousands, except per share amounts)
Revenue:
Software sales	$3,713	3,518	10,918	18,680
Total revenue	3,713	3,518	10,918	18,680
Operating costs and expenses
Operating, including stock-based compensation (note 6)	2,323	1,926	6,803	5,864
Selling, general and administrative, including stock-based compensation (note 6)	8,507	5,187	23,662	17,428
Depreciation and amortization	471	501	1,408	2,309
	11,301	7,614	31,873	25,601
Operating income (loss)	(7,588)	(4,096)	(20,955)	(6,921)
Other income (expense):
Interest expense	(6,123)	(5,967)	(19,008)	(17,039)
Share of earnings (losses) of affiliates (note 4)	61,633	84,739	141,882	126,952
Gain (loss) on dilution of investment in affiliate (note 4)	(11,219)	(3,203)	(68,944)	(35,165)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	(433)	5,678	(433)	3,659
Other, net	350	250	1,179	668
Net earnings (loss) before income taxes	36,620	77,401	33,721	72,154
Income tax benefit (expense)	(9,124)	(17,762)	(8,474)	(17,005)
Net earnings (loss) attributable to Liberty Broadband shareholders	$27,496	59,639	25,247	55,149
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.15	0.33	0.14	0.30
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.15	0.33	0.14	0.30

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2019	2018
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$25,247	55,149
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,408	2,309
Stock-based compensation	7,670	4,198
Share of (earnings) losses of affiliates, net	(141,882)	(126,952)
(Gain) loss on dilution of investment in affiliate	68,944	35,165
Realized and unrealized (gains) losses on financial instruments, net	433	(3,659)
Deferred income tax expense (benefit)	8,474	16,650
Other, net	1,016	1,183
Changes in operating assets and liabilities:
Current and other assets	(927)	861
Payables and other liabilities	2,385	(983)
Net cash provided (used) by operating activities	(27,232)	(16,079)
Cash flows from investing activities:
Capital expended for property and equipment	(75)	(35)
Net cash provided (used) by investing activities	(75)	(35)
Cash flows from financing activities:
Borrowings of debt	50,000	158,000
Repayments of debt	—	(133,000)
Payments from issuances of financial instruments	(46,330)	(142,824)
Proceeds from settlements of financial instruments	—	96,483
Payment to former parent under tax sharing agreement related to net settlement of Awards	(16,090)	—
Other financing activities, net	3,170	(534)
Net cash provided (used) by financing activities	(9,250)	(21,875)
Net increase (decrease) in cash	(36,557)	(37,989)
Cash, cash equivalents and restricted cash, beginning of period	83,103	81,257
Cash, cash equivalents and restricted cash, end of period	$46,546	43,268

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2019	$—	263	25	1,526	7,938,357	7,778	2,650,669	10,598,618
Net earnings (loss)	—	—	—	—	—	—	25,247	25,247
Stock-based compensation	—	—	—	—	7,515	—	—	7,515
Issuance of common stock upon exercise of stock options	—	1	—	1	4,418	—	—	4,420
Payment to former parent under tax sharing agreement related to net settlement of Awards	—	—	—	—	(16,090)	—	—	(16,090)
Noncontrolling interest activity at Charter	—	—	—	—	(7,538)	—	—	(7,538)
Balance at September 30, 2019	$—	264	25	1,527	7,926,662	7,778	2,675,916	10,612,172

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at June 30, 2019	$—	264	25	1,527	7,929,046	7,778	2,648,420	10,587,060
Net earnings (loss)	—	—	—	—	—	—	27,496	27,496
Stock-based compensation	—	—	—	—	2,505	—	—	2,505
Issuance of common stock upon exercise of stock options	—	—	—	—	265	—	—	265
Noncontrolling interest activity at Charter	—	—	—	—	(5,154)	—	—	(5,154)
Balance at September 30, 2019	$—	264	25	1,527	7,926,662	7,778	2,675,916	10,612,172

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity (continued)

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2018	$—	262	25	1,526	7,907,900	8,424	2,568,764	10,486,901
Net earnings (loss)	—	—	—	—	—	—	55,149	55,149
Other comprehensive earnings (loss)	—	—	—	—	—	(646)	—	(646)
Stock-based compensation	—	—	—	—	4,055	—	—	4,055
Issuance of common stock upon exercise of stock options	—	1	—	—	715	—	—	716
Cumulative effect of accounting change	—	—	—	—	—	—	1,223	1,223
Cumulative effect of accounting change at Charter	—	—	—	—	—	—	10,729	10,729
Noncontrolling interest activity at Charter	—	—	—	—	27,168	—	—	27,168
Balance at September 30, 2018	$—	263	25	1,526	7,939,838	7,778	2,635,865	10,585,295

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at June 30, 2018	$—	263	25	1,526	7,940,118	8,252	2,571,299	10,521,483
Net earnings (loss)	—	—	—	—	—	—	59,639	59,639
Other comprehensive earnings (loss)	—	—	—	—	—	(474)	—	(474)
Stock-based compensation	—	—	—	—	1,352	—	—	1,352
Issuance of common stock upon exercise of stock options	—	—	—	—	128	—	—	128
Cumulative effect of accounting change at Charter	—	—	—	—	—	—	4,927	4,927
Noncontrolling interest activity at Charter	—	—	—	—	(1,760)	—	—	(1,760)
Balance at September 30, 2018	$—	263	25	1,526	7,939,838	7,778	2,635,865	10,585,295

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, amounts reimbursable to Liberty were approximately $0.7 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and $18.6 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively.

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

	Liberty Broadband Common Stock
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(numbers of shares in thousands)
Basic WASO	181,522	181,328	181,409	181,322
Potentially dilutive shares (1)	1,451	1,244	1,377	1,264
Diluted WASO	182,973	182,572	182,786	182,586

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.

The Company’s assets and (liabilities) measured at fair value are as follows:

	September 30, 2019			December 31, 2018
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
(amounts in thousands)
Cash equivalents	$36,459	36,459	—	67,329	67,329	—
Derivative instruments (1)	$45,897	—	45,897	—	—	—

(1)	As of September 30, 2019, the Company had an outstanding zero-strike call option on 460,675 shares of Liberty Broadband Series C common stock. The Company paid a premium of $46.3 million in September 2019 for the zero-strike call option. The Company accounted for the zero-strike call option as a financial instrument asset due to its settlement provisions, which is recorded at fair value.

The fair value of Level 2 derivative instruments were derived from a Black-Scholes model using observable market data as the significant inputs. The inputs used in the model during the period outstanding (exclusive of the applicable trading price of Liberty Broadband Series C common stock and the prices associated with the call options) were as follows:

	Range
Volatility	22.0%	-	22.0%
Interest rate	2.1%	-	2.1%
Dividend yield	0%	-	0%

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(amounts in thousands)
Derivative instruments (1)	$(433)	5,678	(433)	3,659
	$(433)	5,678	(433)	3,659
(1)	In April 2018, the Company entered into a zero-strike call option on 610,325 shares of Liberty Broadband Series C common stock and prepaid a premium of $47.8 million. Liberty Broadband exercised its option to settle the contract in cash in June 2018 for cash proceeds of $46.5 million, and recognized a realized loss on the options as of June 30, 2018. In June 2018, the Company entered into another zero-strike call option on 632,911 shares of Liberty Broadband Series C common stock. Upon expiration, the zero-strike call option was rolled into a new zero-strike call option on 621,920 shares of Liberty Broadband Series C common stock and the Company prepaid a premium of $48.6 million in August 2018. The Company recognized a realized and unrealized gain upon expiration of the option in August 2018 and recognized an unrealized gain on the outstanding option as of September 30, 2018. In September 2019, the Company entered into a zero-strike call option on 460,675 shares of Liberty Broadband Series C common stock and prepaid a premium of $46.3 million.

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of September 30, 2019, the carrying value of Liberty Broadband’s ownership in Charter was approximately $12,067 million. The market value of Liberty Broadband’s ownership in Charter as of September 30, 2019 was approximately $22,284 million, which represented an approximate economic ownership of 25.2% of the outstanding equity of Charter as of that date.

Pursuant to proxy agreements with GCI Liberty and A/N (the “GCI Liberty Proxy” and “A/N Proxy”, respectively), Liberty Broadband has an irrevocable proxy to vote certain shares of Charter common stock owned beneficially or of record by GCI Liberty and A/N, for a five year term expiring May 18, 2021, subject to extension upon the mutual agreement of both parties, subject to certain limitations.

Liberty Broadband’s overall voting interest is diluted by the outstanding A/N interest in a subsidiary of Charter because the A/N interest has voting rights in Charter. As a result of the A/N Proxy and the GCI Liberty Proxy, Liberty Broadband controls 25.01% of the aggregate voting power of Charter and is Charter’s largest stockholder.

Additionally, so long as the A/N Proxy is in effect, if A/N proposes to transfer common units of Charter Communications Holdings, LLC (which units are exchangeable into Charter shares and which will, under certain circumstances, result in the conversion of certain shares of Charter class B common stock into Charter shares) or Charter shares, in each case, constituting either (i) shares representing the first 7.0% of the outstanding voting power of Charter held by A/N or (ii) shares representing the last 7.0% of the outstanding voting power of Charter held by A/N, Liberty Broadband will have a right of first refusal (“ROFR”) to purchase all or a portion of any such securities A/N proposes to transfer. The purchase price per share for any securities sold to Liberty Broadband pursuant to the ROFR will be the volume-weighted average price of Charter shares for the two trading day period before the notice of a proposed sale by A/N, payable in cash.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Certain transfers are permitted to affiliates of A/N, subject to the transferee entity entering into an agreement assuming the transferor’s obligations under the A/N Proxy.

Investment in Charter

The excess basis in our investment in Charter of $3,767 million as of September 30, 2019 is allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

	September 30,	December 31,
	2019	2018
Property and equipment	$251	328
Customer relationships	906	721
Franchise fees	1,927	1,821
Trademarks	29	29
Goodwill	1,460	1,202
Debt	(41)	(105)
Deferred income tax liability	(765)	(698)
	$3,767	3,298

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 5 years and 9 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the nine months ended September 30, 2019, was primarily due to Charter’s share buyback program and repayment of debt. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $32.7 million and $30.2 million, net of related taxes, for the three months ended September 30, 2019 and 2018, respectively, and expenses of $88.7 million and $88.1 million, net of related taxes, for the nine months ended September 30, 2019 and 2018, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had a dilution loss of $11.2 million and $3.2 million during the three months ended September 30, 2019 and 2018, respectively, and a dilution loss of $68.9 million and $35.2 million during the nine months ended September 30, 2019 and 2018, respectively. The dilution losses for the periods presented were attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheets

	September 30, 2019	December 31, 2018
Current assets	$3,477	2,944
Property and equipment, net	34,218	35,126
Goodwill	29,554	29,554
Intangible assets, net	75,278	76,884
Other assets	2,740	1,622
Total assets	$145,267	146,130
Current liabilities	11,982	12,095
Deferred income taxes	17,609	17,389
Long-term debt	71,390	69,537
Other liabilities	3,764	2,837
Equity	40,522	44,272
Total liabilities and shareholders’ equity	$145,267	146,130

Charter condensed consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$11,450	10,892	34,003	32,403
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	7,435	7,012	21,915	20,721
Depreciation and amortization	2,415	2,482	7,465	7,784
Other operating (income) expenses, net	14	18	71	116
	9,864	9,512	29,451	28,621
Operating income	1,586	1,380	4,552	3,782
Interest expense, net	(963)	(901)	(2,833)	(2,630)
Other income (expense), net	(30)	214	(220)	172
Income tax benefit (expense)	(126)	(109)	(329)	(178)
Net income (loss)	467	584	1,170	1,146
Less: Net income attributable to noncontrolling interests	(80)	(91)	(216)	(212)
Net income (loss) attributable to Charter shareholders	$387	493	954	934

(5) Debt

Amended 2017 Margin Loan Facility

On August 19, 2019, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”), entered into Amendment No. 2 to its multi-draw margin loan credit facility (the “Amended 2017 Margin Loan Facility” and, the credit agreement governing such facility, the “Amended 2017 Margin Loan Agreement”) with Wilmington Trust, National Association as the successor administrative agent, BNP Paribas, Dublin Branch, as the successor calculation agent, and the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

lenders thereunder. SPV is permitted, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $1.0 billion. SPV will also have the ability from time to time to request additional loans in an aggregate principal amount of up to $1.0 billion on an uncommitted basis subject to certain conditions. SPV had borrowed $575 million and $525 million as of September 30, 2019 and December 31, 2018, respectively. SPV had $425 million available to be drawn until August 19, 2020. The maturity date of the loans under the Amended 2017 Margin Loan Agreement is August 24, 2021 (except for any incremental loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Borrowings under the Amended 2017 Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%. Borrowings outstanding under this margin loan bore interest at a rate of 3.60% per annum at September 30, 2019. Interest is payable quarterly in arrears beginning on September 29, 2017. SPV used available cash and a portion of the proceeds of the loans under the Amended 2017 Margin Loan Facility to repay the two margin loan agreements entered into by a wholly-owned special purpose subsidiary of the Company on October 30, 2014 and two margin loan agreements entered into by another wholly-owned special purpose subsidiary of the Company on March 21, 2016.

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

SPV’s obligations under the Amended 2017 Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Amended 2017 Margin Loan Agreement. The Amended 2017 Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of September 30, 2019, 6.8 million shares of Charter with a value of $2.8 billion were pledged as collateral pursuant to the Amended 2017 Margin Loan Agreement.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expense	$12	15	60	42
Selling, general and administrative	2,519	1,382	7,610	4,156
	$2,531	1,397	7,670	4,198

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liberty Broadband – Grants of Stock Options

During the nine months ended September 30, 2019, Liberty Broadband granted 41 thousand options to purchase shares of Series C Liberty Broadband common stock and 25 thousand performance-based restricted stock units (“RSUs”) of Series C Liberty Broadband common stock to our CEO. Such options had a GDFV of $25.46 per share. The RSUs had a GDFV of $88.99 per share at the time they were granted. The options vest on December 31, 2019 and the RSUs cliff vest  one year from the month of grant, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

There were no options to purchase shares of Series A or Series B common stock granted during the nine months ended September 30, 2019.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2019	393	$33.31
Granted	—	$—
Exercised	(93)	$33.26
Forfeited/cancelled	—	$—
Outstanding at September 30, 2019	300	$33.33	0.2	$21
Exercisable at September 30, 2019	300	$33.33	0.2	$21

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2019	2,356	$43.77
Granted	41	$88.99
Exercised	(187)	$33.24
Forfeited/cancelled	—	$—
Outstanding at September 30, 2019	2,210	$45.51	3.9	$131
Exercisable at September 30, 2019	1,409	$42.59	3.1	$87

As of September 30, 2019, the total unrecognized compensation cost related to unvested Awards was approximately $1.5 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately one year.

As of September 30, 2019, Liberty Broadband reserved 2.5 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Skyhook Equity Incentive Plans

Long-Term Incentive Plans

Skyhook has a long-term incentive plan which provides for the granting of phantom stock appreciation rights (“PARs”) and phantom stock units (“PSUs”) to employees, directors, and consultants of Skyhook that is not significant to Liberty Broadband. As of September 30, 2019 and December 31, 2018, $1.1 million are included in other liabilities for the fair value (Level 2) of the Company’s long-term incentive plan obligations.

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

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. The Company’s largest customers, that accounted for greater than 10% of revenue individually, aggregated 59% and 71% of total revenue for the three months ended September 30, 2019 and 2018, respectively, and 71% and 70% of total revenue for the nine months ended September 30, 2019 and 2018, respectively.

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

For segment reporting purposes, Liberty Broadband defines Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Liberty Broadband believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends.  In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty Broadband generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the nine months ended September 30, 2019, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

	Three months ended September 30,
	2019		2018
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$3,713	(1,105)	3,518	(683)
Charter	11,450,000	4,072,000	10,892,000	3,933,000
Corporate and other	—	(3,481)	—	(1,515)
	11,453,713	4,067,414	10,895,518	3,930,802
Eliminate equity method affiliate	(11,450,000)	(4,072,000)	(10,892,000)	(3,933,000)
Consolidated Liberty Broadband	$3,713	(4,586)	3,518	(2,198)

	Nine months ended September 30,
	2019		2018
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$10,918	(3,174)	18,680	4,393
Charter	34,003,000	12,255,000	32,403,000	11,779,000
Corporate and other	—	(8,703)	—	(4,807)
	34,013,918	12,243,123	32,421,680	11,778,586
Eliminate equity method affiliate	(34,003,000)	(12,255,000)	(32,403,000)	(11,779,000)
Consolidated Liberty Broadband	$10,918	(11,877)	18,680	(414)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Information

	September 30, 2019
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
Skyhook	$20,462	—	75
Charter	145,267,000	—	4,913,000
Corporate and other	12,151,585	12,067,329	—
	157,439,047	12,067,329	4,913,075
Eliminate equity method affiliate	(145,267,000)	—	(4,913,000)
Consolidated Liberty Broadband	$12,172,047	12,067,329	75

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months
	September 30,		ended September 30,
	2019	2018	2019	2018
	(amounts in thousands)
Adjusted OIBDA	$(4,586)	(2,198)	(11,877)	(414)
Stock-based compensation	(2,531)	(1,397)	(7,670)	(4,198)
Depreciation and amortization	(471)	(501)	(1,408)	(2,309)
Operating income (loss)	(7,588)	(4,096)	(20,955)	(6,921)
Interest expense	(6,123)	(5,967)	(19,008)	(17,039)
Share of earnings (loss) of affiliates, net	61,633	84,739	141,882	126,952
Gain (loss) on dilution of investment in affiliate	(11,219)	(3,203)	(68,944)	(35,165)
Realized and unrealized gains (losses) on financial instruments, net	(433)	5,678	(433)	3,659
Other, net	350	250	1,179	668
Earnings (loss) before income taxes	$36,620	77,401	33,721	72,154

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding new service and product offerings; future expenses; the performance of our equity affiliate, Charter Communications, Inc. (“Charter”); our projected sources and uses of cash; fluctuations in interest rates; and the anticipated non-material impact of certain contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiary and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

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

Results of Operations—Consolidated—September 30, 2019 and 2018

Consolidated operating results:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(amounts in thousands)
Revenue	$3,713	3,518	10,918	18,680
Operating expense	2,311	1,911	6,743	5,822
Selling, general and administrative	5,988	3,805	16,052	13,272
Stock-based compensation	2,531	1,397	7,670	4,198
Depreciation and amortization	471	501	1,408	2,309
Operating income (loss)	(7,588)	(4,096)	(20,955)	(6,921)
Less impact of stock-based compensation and depreciation and amortization	3,002	1,898	9,078	6,507
Adjusted OIBDA	$(4,586)	(2,198)	(11,877)	(414)

Revenue

Revenue increased $0.2 million and decreased $7.8 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase in revenue for the three months ended September 30, 2019, as compared to the corresponding period in the prior year, was primarily due to increased net revenue from existing customers, coupled with new customer growth. The decrease in revenue for the nine months ended September 30, 2019, as compared to the corresponding period in the prior year, was primarily due to a license agreement in the prior year, partially offset by increased net revenue from existing customers, coupled with new customer growth. On February 16, 2018, Skyhook entered into a license agreement pursuant to which Skyhook agreed to grant to the licensee a perpetual, non-exclusive, non-transferable, worldwide license to patents and patent applications owned by Skyhook. In exchange for this grant, the licensee agreed to pay a one-time lump sum payment of $8.5 million that was recognized as revenue during the three months ended March 31, 2018.

Operating expense and selling, general and administrative expenses

Operating expense increased by $0.4 million and $0.9 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases in operating expense were primarily due to increased personnel, data acquisition and cloud computing costs. Selling, general, and administrative expense increased by $2.2 million and $2.8 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increase in selling, general and administrative expense during the three and nine month periods was primarily due to increased professional service fees at the corporate level of $2.0 million and $3.9 million, respectively.  During the nine months ended September 30, 2019, this increase was partially offset by decreased costs associated with entering into the license agreement in the prior year at Skyhook.

Stock-based compensation

The increase in stock-based compensation expense of $1.1 million and $3.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year, was primarily due to an increase in the number of restricted stock units of Liberty Broadband Series C common stock granted during the first quarter of 2019.

Depreciation and amortization

Depreciation and amortization expense was relatively flat and decreased by $0.9 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year, due to certain assets becoming fully depreciated.

Operating income (loss)

Operating loss increased $3.5 million and $14.0 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year due to the items discussed above.

Adjusted OIBDA

To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and other related costs and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends.  In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

Adjusted OIBDA decreased $2.4 million and $11.5 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decrease in Adjusted OIBDA for the three months ended September 30, 2019, as compared to the corresponding period in the prior year, was due primarily to the increase in operating and selling, general and administrative expenses, partially offset by the increase in revenue, as discussed above.  The decrease in Adjusted OIBDA for the nine months ended September 30, 2019, as compared to the corresponding period in the prior year, was due primarily to a decrease in revenue resulting from the license agreement entered into during the three months ended March 31, 2018, coupled with higher operating and selling, general and administrative expenses as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(amounts in thousands)
Other income (expense):
Interest expense	$(6,123)	(5,967)	(19,008)	(17,039)
Share of earnings (losses) of affiliates	61,633	84,739	141,882	126,952
Gain (loss) on dilution of investment in affiliate	(11,219)	(3,203)	(68,944)	(35,165)
Realized and unrealized gains (losses) on financial instruments, net	(433)	5,678	(433)	3,659
Other, net	350	250	1,179	668
	$44,208	81,497	54,676	79,075

Interest expense

Interest expense increased $0.2 million and $2.0 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases in both periods were driven by additional amounts outstanding on the Amended 2017 Margin Loan Facility.  The increase for the nine months ended September 30, 2019, as compared to the corresponding period in the prior year, is also driven by an increase in the weighted average interest rate on the Amended 2017 Margin Loan Facility during the current period as compared to the corresponding periods in the prior year.

Share of earnings (losses) of affiliates

Share of earnings of affiliates decreased $23.1 million and increased $14.9 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $32.7 million and $30.2 million, net of related taxes, for the three months ended September 30, 2019 and 2018, respectively, and $88.7 million and $88.1 million, net of related taxes, for the nine months ended September 30, 2019 and 2018, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program, partly offset by a realignment with Charter’s debt retirements. The change in the share of earnings of affiliates in the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year, was the result of the corresponding change in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(amounts in millions)
Revenue	$11,450	10,892	34,003	32,403
Operating expenses, excluding stock-based compensation	(7,378)	(6,959)	(21,748)	(20,624)
Adjusted OIBDA	4,072	3,933	12,255	11,779
Depreciation and amortization	(2,415)	(2,482)	(7,465)	(7,784)
Stock-based compensation	(71)	(71)	(238)	(213)
Operating income	1,586	1,380	4,552	3,782
Other expenses, net	(993)	(687)	(3,053)	(2,458)
Net earnings (loss) before income taxes	593	693	1,499	1,324
Income tax benefit (expense)	(126)	(109)	(329)	(178)
Net earnings (loss)	$467	584	1,170	1,146

Charter net earnings decreased $117 million and increased $24 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $558 million and $1,600 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as the launch of Charter’s mobile service in the second half of 2018 partially offset by a decrease in video customers.

The increase in revenue during the three and nine months ended September 30, 2019 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation, of $419 million and $1,124 million, respectively, as compared to the corresponding periods in the prior year. Operating costs increased primarily due to rising programming costs and incremental costs comprised of mobile device costs, mobile launch costs and mobile service operating costs.

Programming costs increased as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents partly offset by lower video customers and pay-per-view during the three and nine months ended September 30, 2019. Charter expects programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. Charter has been unable to fully pass these increases on to its customers nor does it expect to be able to do so in the future without a potential loss of customers.

Charter’s Adjusted OIBDA for the three and nine months ended September 30, 2019 increased for the reasons described above.

Depreciation and amortization expense decreased $67 million and $319 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to a decrease in depreciation and amortization as certain assets acquired from Time Warner Cable, Inc. (“TWC” or “Legacy TWC”) and Bright House Networks, LLC becoming fully depreciated offset slightly by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by an increase in other expenses, net of $306 million and $595 million for the three and nine months ended September 30, 2019, respectively. The increase in other expenses, net for the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year, was primarily as a result of decreased net other pension benefits of $198 million and $220 million, respectively, primarily due to a remeasurement gain in the third quarter of 2018 as a result of significant lump sum settlement payments to participants.  Additionally, interest expense, net increased by $62 million and $203 million, for the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year, respectively. Charter also recorded increased losses on financial instruments of $46 million and $116 million for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018.

Income tax expense increased $17 million and $151 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. Income tax expense increased year over year primarily as a result of higher pretax income and lower benefit from state tax law changes.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased by $8.0 million and $33.8 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year, primarily due to an increase in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net for the three and nine months ended September 30, 2019 and 2018, were related to the zero-strike call options (see discussion in note 3 to the accompanying condensed consolidated financial statements).

Other, net

Other, net increased $0.1 million and $0.5 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to increases in dividend and interest income as a result of higher interest rates in the current year.

Income tax benefit (expense)

During the three and nine months ended September 30, 2019, we had an income tax expense of $9.1 million and $8.5 million, respectively and the effective rate was approximately 24.9% and 25.1%, respectively. For the three and nine months ended September 30, 2018, we had an income tax expense of $17.8 million and $17.0 million and the effective tax rate was approximately 22.9% and 23.6%, respectively. The difference between the effective income tax rate of 24.9% and the U.S. Federal income tax rate of 21% for the three months ended September 30, 2019 was primarily due to the effect of state income taxes. The difference between the effective income tax rate of 25.1% and the U.S. Federal income tax rate of 21% for the nine months ended September 30, 2019 was primarily due to the effect of state income taxes. The difference between the effective income tax rate of 22.9% and the U.S. Federal income tax rate of 21% for the three months ended September 30, 2018 was primarily due to the effect of state income taxes, partially offset by unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes. The difference between the effective income tax rate of

23.6% and the U.S. Federal income tax rate of 21% for the nine months ended September 30, 2018 was primarily due to the effect of state income taxes, partially offset by unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes.

Liquidity and Capital Resources

As of September 30, 2019, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our investments, outstanding debt facilities, including $425 million available to be drawn under the Amended 2017 Margin Loan Facility (as defined in note 5 to the accompanying condensed consolidated financial statements) until August 19, 2020, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2019, Liberty Broadband had a cash balance of $47 million.

	Nine months ended September 30,
	2019	2018
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(27,232)	(16,079)
Net cash provided (used) by investing activities	$(75)	(35)
Net cash provided (used) by financing activities	$(9,250)	(21,875)

The increase in cash used by operating activities in the nine months ended September 30, 2019, as compared to the corresponding period in the prior year, was primarily driven by the decrease in operating income offset slightly by timing differences in working capital accounts.

During the nine months ended September 30, 2019, net cash flows used by financing activities were primarily from the purchase of zero-strike call options and payment of withholding taxes on net settlements of stock-based compensation partially offset by borrowing on the Amended 2017 Margin Loan Facility.

During the nine months ended September 30, 2018, net cash flows used by financing activities were primarily related to the settlement of the zero-strike call options (see note 3 to the accompanying condensed consolidated statements), partially offset by a drawdown of debt.

The projected use of our cash will be primarily to fund any operational needs of our subsidiary, to service debt, to reimburse Liberty for amounts due under various agreements, to fund potential investment opportunities, and refinance Liberty Broadband’s margin loans, under its Amended 2017 Margin Loan Facility, maturing in 2021. We expect corporate cash to cover corporate expenses for the foreseeable future.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which could include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. In the future, we could achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2019, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$575	3.60%	$—	NA

Our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 include "Legal Proceedings" under Item 3 of Part I and Item 1 of Part II, respectively. There have been no material changes from the legal proceedings described in these Forms 10-K and 10-Q, except as described below.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that TWC infringed certain U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. At the trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents.  The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award.  Charter appealed the case to the United States Court of Appeals for the Federal Circuit where Charter lost the appeal.  Charter has filed a petition for writ of certiorari with the United States Supreme Court, and it could receive the decision of the Supreme Court as to whether the Court will grant the petition as early as November 2019.  In addition to pursuing its appeal, Charter continues to pursue indemnity from one of its vendors and has brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the U.S. District Court for the District of Delaware implicating Sprint's LTE technology. Charter does not expect that the outcome of this litigation will have a material adverse effect on its operations or financial condition.  The ultimate outcomes of the appeal of the Sprint Kansas case, the pursuit of indemnity against Charter’s vendor and the TC Tech litigation cannot be predicted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Liberty Broadband Series A, B or C common stock during the period.

During the three months ended September 30,2019, no shares of Liberty Broadband Series A common stock and no shares of Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

II-1

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Form of Amendment No. 2 to Margin Loan Agreement and Amendment No. 1 to Collateral Account Control Agreement, dated as of August 19, 2019*
10.1

Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Annex A to Liberty Broadband Corporation’s Proxy Statement on Schedule 14A, filed with the SEC on April 18, 2019 (File No. 001-36713)).

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

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: November 1, 2019	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: November 1, 2019	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President, Controller and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3