Form 10-K
period 2019-12-31
Liberty Broadband Corp
filed 2020-02-03
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Emerging Growth Company◻
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of Liberty Broadband Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 28, 2019, was $18.0 billion.

The number of outstanding shares of Liberty Broadband Corporation common stock as of January 31, 2020 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	26,493,289	2,451,828	152,957,753

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2020 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY BROADBAND

CORPORATION

2019 ANNUAL REPORT ON FORM 10‑K

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. See below for a description of an amendment to the services agreement in December 2019.Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will be negotiated semi-annually.

In December 2019, the Company entered into an amendment to the services agreement with Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., GCI Liberty, Inc., and Qurate Retail, Inc. (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement, currently set at 18% for the Company. The new agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million, an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”). A portion of the grants made to our CEO in the year ended December 31, 2019 related to our company’s allocable portion of these upfront awards.

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

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; future expenses; anticipated changes to regulations; the recognition of deferred revenue; the recoverability of our goodwill and other long-lived assets; competition; the performance, results of operations and cash flows of our equity affiliate; projected sources and uses of cash; indebtedness and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	Charter’s ability to sustain and grow revenue and cash flow from operations by offering video, Internet, voice, mobile, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in its service areas and to maintain and grow its customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;
●	the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite (“DBS”) operators, wireless broadband and telephone providers, digital subscriber line (“DSL”) providers, fiber to the home providers, and providers of video content over broadband Internet connections;
●	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
●	Charter’s ability to develop and deploy new products and technologies, including mobile products and any other consumer services and service platforms;
●	the effects of governmental regulation on the business of our equity affiliate and our operating subsidiary, including costs, disruptions and possible limitations on Charter’s operating flexibility related to, and its ability to comply with, regulatory conditions applicable to Charter as a result of the Transactions;
●	general business conditions, economic uncertainty or downturn, unemployment levels and the level of activity in the housing sector;

●	any events that disrupt Charter’s or Skyhook’s networks, information systems or properties and impair their operating activities or negatively impact their respective reputation;
●	failure to protect the security of personal information about the customers of our operating subsidiary and equity affiliate, subjecting us to costly government enforcement actions or private litigation and reputational damage;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”), and adverse outcomes from regulatory proceedings;
●	the ability to retain and hire key personnel;
●	the ability of suppliers and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the availability and access, in general, of funds to meet debt obligations prior to or when they become due and to fund operations and necessary capital expenditures, either through (i) cash on hand, (ii) free cash flow, or (iii) access to the capital or credit markets;
●	the ability of Charter and our company to comply with all covenants in their and our respective debt instruments, any violation of which, if not cured in a timely manner, could trigger a default of other obligations under cross-default provisions; and
●	our ability to successfully monetize certain of our assets.

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

Narrative Description of Business

Charter Communications, Inc.

Introduction

Charter is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 29.2 million residential and small and medium business customers at December 31, 2019. Charter also offers mobile services to residential customers and recently launched mobile service to small and medium business customers. In addition, Charter sells video and online advertising inventory to local, regional and national advertising customers and tailored communications and managed solutions to larger enterprise customers.  Charter also owns and operates regional sports networks and local sports, news and community channels.

Charter owns and operates a high-capacity, two-way telecommunications network which passes over 52 million households and small and medium businesses across the United States. Charter’s core strategy is to use its network to deliver high quality products at competitive prices, combined with outstanding service. This strategy, combined with simple, easy to understand pricing and packaging, is central to Charter’s goal of growing its customer base while selling more of its core connectivity services, which include both fixed and mobile Internet, video and voice services, to each individual customer. Charter executes this strategy by managing its operations in a consumer-friendly, efficient and cost-effective manner. Charter's operating strategy includes insourcing nearly all of its customer care and field operations workforces, which results in higher quality service delivery. While an insourced operating model can increase the field operations and customer care costs associated with individual service transactions, the higher quality nature of insourced labor service transactions significantly reduces the volume of service transactions per customer, more than offsetting the higher investment made in each insourced service transaction. As Charter reduces the number of service transactions and recurring costs per customer relationship, Charter continues to provide its customers with products and prices that Charter believes provides more value than what its competitors offer. The combination of offering high quality, competitively priced products and outstanding service, allows Charter to both increase the number of customers it serves over its fully deployed network, and to increase the number of products it sells to each customer.  That combination also reduces the number of service transactions Charter performs per relationship, yielding higher customer satisfaction and lower customer churn, resulting in lower costs to acquire and serve customers.

Charter has enhanced its service operations to allow its customers to (1) more frequently interact with Charter through its customer website and Spectrum TV application, online chat and social media, (2) have their services installed at the time and in the manner of their own choosing, including self-installation, and (3) receive a variety of video packages on an increasing number of connected devices, including those owned by Charter and those owned by the customer. By offering its customers growing levels of choices in how they receive and install their services and how they interact with Charter, Charter is driving higher overall levels of customer satisfaction and reducing its operating costs and capital expenditures per customer relationship. Ultimately, this operating strategy enables Charter to offer high quality, competitively priced services profitably, while continuing to invest in new products and services.

The capability and functionality of Charter’s two-way network continues to grow in a number of areas, especially with respect to wireless connectivity. Charter’s Internet service offers consumers the ability to wirelessly connect to its network using WiFi technology. Charter estimates that over 300 million devices are wirelessly connected to its network through WiFi.  Initially, Charter’s wireless strategy focused on offering wireless connectivity solutions inside the home and business using WiFi. Through Charter’s mobile virtual network operator (“MVNO”) reseller agreement with Verizon Communications Inc. ("Verizon"), Charter is now able to offer Internet connectivity to its customers beyond the home via its Spectrum mobile product. Charter is also actively testing and evaluating opportunities for its customers to wirelessly connect to its network using a combination of licensed and unlicensed radio spectrum to deliver fixed and mobile service directly from its distributed, high capacity network.

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

Products and Services

Charter offers its customers subscription-based video services, Internet services, and voice and mobile services. Charter’s services are offered to residential and commercial customers on a subscription basis, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and based on the equipment necessary to receive Charter’s services. Bundled services are available to substantially all of Charter’s passings, and approximately 57% of Charter’s residential customers subscribe to a bundle of services, including some combinations of Charter’s video, Internet and/or voice products.

The following table from Charter’s Form 10-K for the year ended December 31, 2019 summarizes Charter’s customer statistics for video, Internet, mobile and voice as of December 31, 2019 and 2018 (in thousands except per customer data and footnotes).

	Approximate as of December 31,
	2019 (a)	2018 (a)
Customer Relationships (b)
Residential	27,277	26,270
Small and Medium Business	1,958	1,833
Total Customer Relationships	29,235	28,103
Residential Primary Service Units ("PSUs")
Video	15,620	16,104
Internet	24,908	23,625
Voice	9,443	10,135
	49,971	49,864
Monthly Residential Revenue per Residential Customer (c)	$112.63	$111.56
Small and Medium Business PSUs
Video	524	502
Internet	1,756	1,634
Voice	1,144	1,051
	3,424	3,187
Monthly Small and Medium Business Revenue per Customer (d)	$169.90	$174.88
Mobile Lines	1,082	134
Enterprise PSUs (e)	267	248
(a)	Charter calculates the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of December 31, 2019 and 2018, customers include approximately 154,200 and 217,600 customers, respectively, whose accounts were over 60 days past due, approximately 13,500 and 24,000 customers, respectively, whose accounts were over 90 days past due, and approximately 10,000 and 19,200 customers, respectively, whose accounts were over 120 days past due.
(b)	Customer relationships include the number of customers that receive one or more levels of service, encompassing video, Internet and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude enterprise and mobile-only customer relationships.
(c)	Monthly residential revenue per residential customer is calculated as total residential video, Internet and voice annual revenue divided by twelve divided by average residential customer relationships during the respective year. Monthly residential revenue per residential customer excludes mobile revenue and customers.
(d)	Monthly small and medium business revenue per customer is calculated as total small and medium business annual revenue divided by twelve divided by average small and medium business customer relationships during the respective year. Monthly small and medium business revenue per small and medium customer excludes mobile revenue and customers.
(e)	Enterprise PSUs represent the aggregate number of fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Residential Services

Video Services

Charter’s video customers receive a package of programming which generally includes a digital set-top box that provides an interactive electronic programming guide with parental controls, access to pay-per-view services, including video on demand (“VOD”) (available to nearly all of its passings), and the ability to view certain video services on third-party devices inside and outside the residence. Customers have the option to purchase additional tiers of services including premium channels which provide original programming, commercial-free movies, sports, and other special event entertainment programming. Substantially all of Charter’s video programming is available in high definition. Charter also offers certain video packages containing a limited number of channels via its cable television systems.

In the vast majority of its footprint, Charter offers VOD service which allows customers to select from over 60,000 titles at any time. VOD programming options may be accessed for free if the content is associated with a customer’s linear subscription, or for a fee on a transactional basis. VOD services are also offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per-event basis to view a single showing of a one-time special sporting event, music concert, or similar event on a commercial-free basis.

Charter’s goal is to provide its video customers with the programming they want, when they want it, on any device. Digital video recorder (“DVR”) service enables customers to digitally record programming and to pause and rewind live programming. Customers can also use the Spectrum TV application on Internet Protocol (“IP”) devices to watch over 375 channels of cable TV, in home and approximately 275 channels out of home and view VOD programming. Customers are increasingly accessing their subscription video content through connected IP devices via Charter’s IP network. In 2019, Charter launched cloud DVR service which allows customers to schedule, record and watch their favorite programming anytime from connected IP devices as well as SpectrumTV.com. Charter’s video customers also have access to programmer authenticated applications and websites (known as TV Everywhere services) such as HBO Go, Fox Now, Discovery Go and ESPN.

Charter deploys Spectrum Guide®, its network or “cloud-based” user interface, to new video customers in the majority of its service areas. Spectrum Guide runs on traditional set-top boxes, but offers a look and feel similar to that of Charter’s Spectrum TV application. Spectrum guide also provides access to third-party video applications such as Netflix.

Internet Services

Charter’s Spectrum pricing and packaging (“SPP”) offers an entry level Internet download speed of at least 200 megabits per second (“Mbps”) in approximately 60% of its footprint and 100 Mbps across approximately 40% of its footprint, which among other things, allows several people within a single household to stream high definition (“HD”) television video content while simultaneously using their Internet service for other purposes. Additionally, leveraging DOCSIS 3.1 technology, Charter offers 940 Mbps speed service (“Spectrum Internet Gig”) in nearly all of its footprint. Finally, Charter offers a security suite with its Internet services which, upon installation by customers, provides protection against computer viruses and spyware and includes parental control features.

Charter offers an in-home WiFi product that provides customers with high performance wireless routers to maximize their in-home wireless Internet experience. At the end of 2019, Charter launched its advanced in-home WiFi product in select service areas and plans to continue to roll this product out to its entire footprint throughout 2020 and 2021. Advanced in-home WiFi provides connected device visibility, management and control to customers in a single application and to customer service agents to help support its customers. Advanced in-home WiFi is built on a software platform that will allow Charter to integrate and launch additional network based security and control features.

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

Mobile Services

At the end of the second quarter of 2018, Charter launched its mobile product, Spectrum Mobile, to residential customers under its MVNO reseller agreement with Verizon. Charter currently offers its Spectrum Mobile service to residential customers subscribing to its Internet service and recently launched mobile service to small and medium business customers. In the second quarter of 2019, Charter expanded its Spectrum Mobile bring-your-own-device program across all sales channels to include a broader set of devices which it believes lowers the cost for consumers of switching mobile carriers, and reduces the short-term working capital impact of selling new mobile devices on installment plans. Charter believes Spectrum-branded mobile services will drive more sales of its core products, create longer customer lives and increase profitability and cash flow over time. As Charter continues to grow its mobile services, including 5G in 2020, it expects that Spectrum Mobile will require an initial funding period to grow the product as well as negative working capital impacts from the timing of device-related cash flows when it sells the handset or tablet to customers pursuant to equipment installment plans.

Charter plans to use its WiFi network in conjunction with additional unlicensed, and potentially licensed spectrum to improve network performance and expand capacity to offer consumers a superior mobile service at a lower total cost to Charter.  Further, Charter has experimental wireless licenses from the Federal Communications Commission ("FCC") that it is utilizing to test next generation mobile services in several service areas around the country.

Charter intends to consider and pursue opportunities in the mobile space which may include the acquisition of licensed spectrum and may include entering into or expanding joint ventures or partnerships with wireless or cable providers which may require significant investment.

Commercial Services

Charter offers scalable broadband communications solutions for businesses and carrier organizations of all sizes, selling Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

Small and Medium Business

Spectrum Business® offers Internet, voice and video services to small and medium businesses over its hybrid fiber coaxial network. In addition, in 2019, Charter began offering its Spectrum Mobile service to small and medium business customers. Spectrum Business includes a full range of video programming and entry-level Internet speeds of 200 Mbps downstream and 10 Mbps upstream in virtually all of its markets. Additionally, customers can upgrade their Internet speeds by purchasing Internet Ultra (400 Mbps downstream) or Internet Gig (940 Mbps downstream). Spectrum Business also includes a set of business services including static IP and business WiFi, e-mail and security, and multi-line telephone services with more than 30 business features including web-based service management, that are generally not available to residential customers.

Enterprise

Spectrum Enterprise offers more tailored communications products and managed service solutions to larger businesses, as well as high-capacity last-mile data connectivity services to mobile and wireline carriers on a wholesale basis. Spectrum Enterprise’s product portfolio includes fiber Internet access, voice trunking services, unified messaging/unified communications, Ethernet services that privately and securely connect geographically dispersed client locations, and video solutions designed to meet the needs of hospitality, education, and healthcare clients. In addition, in 2019, Spectrum Enterprise launched an innovative Hybrid Software-Defined Wide Area Network that enables businesses to leverage the performance of Ethernet, the ubiquity of Internet connectivity and the flexibility of a software-defined solution to solve a wide array of business communications and networking challenges. Spectrum Enterprise combines its large, serviceable footprint and robust portfolio of fiber lit buildings with a sizeable partner network to effectively serve enterprise customers nationally.  These customers can benefit from obtaining advanced services from a single provider, receiving a consistent solution while simplifying procurement and potentially reducing their costs.

Advertising Services

Charter’s advertising sales division, Spectrum Reach®, offers local, regional and national businesses the opportunity to advertise in individual and multiple service areas on cable television networks and digital outlets. Charter receives revenue from the sale of local advertising across various platforms for networks such as MTV, CNN and ESPN. In any particular service area, Charter typically inserts local advertising on 40 to 90 channels. Charter’s large footprint provides opportunities for advertising customers to address broader regional audiences from a single provider and thus reach more customers with a single transaction. Charter’s size also provides scale to invest in new technology to create more targeted and addressable advertising capabilities.

Available advertising time is generally sold by Charter’s advertising sales force. In some service areas, Charter has formed advertising interconnects or entered into representation agreements with other video distributors, including, among others, Verizon, AT&T Inc. (“AT&T”), and Comcast Corporation, under which Charter sells advertising on behalf of those operators. In other service areas, Charter enters into representation agreements under which another operator in the area will sell advertising on its behalf. These arrangements enable Charter and its partners to deliver linear commercials across wider geographic areas, replicating the reach of local broadcast television stations to the extent possible. In addition, Charter enters into interconnect agreements from time to time with other cable operators, which, on behalf of a number of video operators, sells advertising time to national and regional advertisers in individual or multiple service areas.

Additionally, Charter sells the advertising inventory of its owned and operated local sports and news channels, of its regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming and of SportsNet LA, a regional sports network that carries Los Angeles Dodgers’ baseball games and other sports programming.

In 2019, Charter began expanding its deployment of household addressability, which allows for more precise targeting within various parts of its footprint. Charter also began the roll-out of its Ad Portal, which allows small businesses to purchase local cable advertising and/or creative services via its web portal with no sales personnel interaction at a fee within their budgets.  Both products will be more widely deployed in 2020. They join Charter’s fully deployed Audience App, which uses its proprietary set-top box viewership data (all anonymized and aggregated) to optimize linear inventory, in its suite of advanced advertising products available to the marketplace.

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

Charter manages 28 local news channels, including Spectrum News NY1® and LA1, 24-hour news channels focused on New York City and Los Angeles, respectively.  Charter’s local news channels provide 24/7 hyperlocal content, focusing on news, programming and storytelling that addresses the deeper needs and interests of the diverse communities and neighborhoods it serves.

Pricing of Charter’s Products and Services

Charter’s revenue is principally derived from the monthly fees customers pay for the services Charter provides. Charter typically charges a one-time installation fee which is sometimes waived or discounted in certain sales channels during certain promotional periods.

Charter’s Spectrum pricing and packaging generally offers a standardized price for each tier of service, bundle of services, and add-on service in a service area. Charter sells video and Internet packages with the option to add on voice and mobile services at attractive pricing.  Charter’s mobile customers can choose one of two simple ways to pay for data. Customers can choose an unlimited data plan or a by-the-gig data usage plan. Both plans include free nationwide talk and text and customers can easily switch between mobile data plans during the month. Customers can also purchase mobile devices and accessory products and have the option to pay for devices under interest-free monthly installment plans.

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

Charter’s last-mile network utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable. In most systems, Charter delivers its signals via fiber optic cable from the headend to a group of nodes, and uses coaxial cable to deliver the signal from individual nodes to the homes served by that node. For Charter’s fiber Internet, Ethernet, carrier wholesale, Session Initiation Protocol and Primary Rate Interface Spectrum Enterprise customers, fiber optic cable is extended from individual nodes to the customer’s site. For certain new build and MDU sites, Charter increasingly brings fiber to the customer site. Charter’s design standard allows spare fiber strands to each node to be utilized for additional residential traffic capacity, and enterprise customer needs as they arise. Charter believes that this hybrid network design provides high capacity and signal quality.

HFC architecture benefits include:

●	bandwidth capacity to enable traditional and two-way video and broadband services;
●	dedicated bandwidth for two-way services; and
●	signal quality and high service reliability.

Charter’s systems provide an all-digital platform, leveraging DOCSIS 3.1 technology and bandwidth of 750 megahertz or greater to approximately 100% of its estimated passings. This bandwidth capacity enables Charter to offer two-way signal capabilities necessary to provide HD television, interactive video services such as VOD, high-speed Internet and voice services.

An all-digital platform leveraging DOCSIS 3.1 technology enables Charter to offer a larger selection of HD channels, Spectrum Internet Gig and better picture quality while providing greater plant security and enabling lower installation and disconnect service truck rolls. Charter believes this architecture also allows it to continue to enhance its network to enable multi-gigabit services with low latency at a lower incremental capital cost relative to its competitors.

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

Charter continues to focus on improving the customer experience through enhanced product offerings, reliability of services, and delivery of quality customer service. As part of Charter’s operating strategy, Charter insources most of its customer operations workload. Charter’s in-house call centers handle over 90% of Charter’s total customer service calls. Charter manages its customer service call centers centrally to ensure a consistent, high quality customer experience. In addition, Charter routes calls by call type to specific agents that only handle such call types, enabling agents to become experts in addressing specific customer needs, creating a better customer experience. Charter implemented a new call center agent desktop interface tool in 2019 which enables virtualization of all call centers thereby better serving its customers.  Virtualization allows calls to be routed across Charter’s call centers regardless of the location origin of the call, reducing call wait times, and saving costs. Charter continues to migrate its call centers to full virtualization and expects its call centers to be fully virtualized by 2020.

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

Charter sells its residential and commercial services using a national brand platform known as Spectrum, Spectrum Business and Spectrum Enterprise. These brands reflect Charter’s comprehensive approach to industry-leading products, driven by speed, performance and innovation. Charter’s marketing strategy emphasizes the sale of its bundled services through targeted direct response marketing programs to existing and potential customers, and increases awareness and the value of the Spectrum brand. Charter’s marketing organization creates and executes marketing programs intended to grow customer relationships, increase the number of services it sells per relationship, retain existing customers and cross-sell additional products to current customers. Charter monitors the effectiveness of its marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, in order to increase its responsiveness to customers and to improve sales and customer retention. Charter’s marketing organization manages all sales channels including inbound, direct sales, on-line, outbound telemarketing and stores.

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

Charter’s programming costs have increased in excess of customary inflationary and cost-of-living type increases. Charter expects programming costs per customer to continue to increase due to a variety of factors including, annual increases pursuant to Charter’s programming contracts, contract renewals with programmers and the carriage of incremental programming, including new services and VOD programming. Increases in the cost of sports programming and the amounts paid for broadcast station retransmission consent have been the largest contributors to the growth in Charter’s programming costs over the last few years. Additionally, the demands of large media companies who link carriage of their most popular networks to carriage and cost increases of their less popular networks and who require Charter to carry their most popular networks to a large percentage of its video subscribers, has limited Charter’s flexibility in creating more tailored and cost-sensitive programming packages for consumers.

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

Charter’s programming contracts are generally for a fixed period of time, usually for multiple years, and are subject to negotiated renewal. The contracts set to expire in any particular year vary. Charter will seek to renew these agreements on terms that it believes are favorable. There can be no assurance, however, that these agreements will be renewed on favorable or comparable terms. To the extent that Charter is unable to reach agreements with certain programmers on terms that Charter believes are reasonable, Charter has been, and may in the future be, forced to remove such programming channels from its line-up, which may result in a loss of customers.

Regions

Charter operates in geographically diverse areas which are organized in regional clusters. These regions are managed centrally on a consolidated level. Charter’s 11 regions and the customer relationships within each region as of December 31, 2019 are as follows (in thousands):

Total
Customer
Regions	Relationships
Carolinas	3,020
Central	3,058
Florida	2,619
Great Lakes	2,270
Northeast	3,068
Northwest	1,626
New York City	1,381
South	2,094
Southern Ohio	2,313
Texas	3,070
West	4,716

Ownership Interests

We own an approximate 26% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of December 31, 2019.  Upon the closing of the Time Warner Cable Merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Legacy Charter, Charter, Liberty Broadband and A/N, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to proxy agreements with GCI Liberty, Inc. and A/N, we control 25.01% of the aggregate voting power of Charter. Liberty Broadband’s overall voting interest is diluted by the outstanding A/N interest in a subsidiary of Charter because the A/N interest has voting rights in Charter. Under the Stockholders Agreement, we have the right to designate three directors to the Charter board of directors, subject to certain exclusions and requirements. Charter has agreed to cause the appointment of at least one of our designees to serve on the nominating and corporate governance, finance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees.

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

Skyhook’s Geospatial Insights product uses location data to analyze foot traffic patterns and better understand the real-world behavior of consumers. By mapping the movement of mobile devices to specific venues and points-of-interest, Skyhook can draw insights regarding user visits to retail stores, restaurants, hotels, airports and other locations, as well as attendance at concerts, sporting events or other public gatherings. The resulting data provides a rich view of customer behavior, loyalty and purchase intent, as well as insights about the performance of a business or its competitors. Skyhook markets and sells Geospatial Insights to enterprises, research and consulting firms, financial institutions and advertisers, among others. These customers use Geospatial Insights data to understand, measure and optimize the performance of businesses, to benchmark performance against competitors, to improve customer experience, to advertise to and target existing and prospective customers with the right message, and to measure the efficacy of advertising campaigns in driving real-world actions.

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

Pole Attachments

The Communications Act of 1934, as amended (the “Communications Act”) requires most utilities owning utility poles to provide cable systems with access to poles and conduits and also subjects the rates charged for this access to either federal or state regulation. The federally regulated rates now applicable to pole attachments used for cable, Internet, and telecommunications services are substantially similar. The FCC’s approach does not directly affect the rate in states that self-regulate, but many of those states have substantially the same rate for all communications attachments.

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

Cable Rate Regulation

Pursuant to federal law, a cable system’s video offerings are universally exempt from rate regulation, except for a cable system’s minimum level of video programming service, referred to as “basic service,” and associated equipment.  FCC regulations require a local franchise authority interested in regulating rates for basic service and associated equipment to first make an affirmative showing that there is no “effective competition” (as defined under federal law)  in the community. Given the competitive nature of Charter’s markets, the FCC recently rescinded certifications for the relatively few communities where Charter had been subject to rate regulation. It is possible that the competitive situation could change, and that some local franchising authorities may be certified to regulate rates in the future, and existing and potential laws and regulations may affect Charter’s marketing practices (including its disclosure and itemization of subscriber fees).

Other FCC Regulatory Matters

The Communications Act and FCC regulations cover a variety of additional areas, including, among other things: (1) licensing of systems and facilities; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical service standards; (5) mandatory blackouts of certain network and syndicated programming; (6) restrictions on political advertising; (7) restrictions on advertising in children's programming; (8) ownership restrictions; (9) maintenance of public files; (10) emergency alert systems; (11) inside wiring and exclusive contracts for MDU complexes; (12) disability access, including requirements governing video-description and closed-captioning; (13) competitive availability of cable equipment; (14) the provision of up to 15% of video channel capacity for commercial leased access by unaffiliated third parties; and (15) public, education and government entities access requirements. Each of these regulations restricts Charter’s business practices to varying degrees and may impose additional costs on Charter’s operations. Further, the FCC regulates spectrum usage and other communications enterprises in ways that could impact Charter’s operations. For example, the FCC is currently considering proposals to reallocate certain spectrum for new wireless communications purposes, which could be disruptive to the satellite platform Charter relies upon to provide its video services. The FCC is also preparing to make additional spectrum available for commercial services, which Charter might use to deliver services in the future. Charter’s ability to access and use such spectrum is uncertain and may be limited by further FCC auction or allocation decisions.

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

Franchise Matters

Charter’s cable systems generally are operated pursuant to nonexclusive franchises, permits, and similar authorizations granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of cable franchises vary significantly between jurisdictions. They generally contain provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, supporting and carrying public access channels, and changes in the ownership of the franchisee. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law imposes a 5% cap on franchise fees. In August 2019, the FCC clarified that in-kind contribution requirements set forth in cable franchises are subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing duplicative franchise and/or fee requirements on franchised cable systems providing non-cable services. An appeal of the FCC’s order is pending in federal court.

A number of states have adopted franchising laws that provide for statewide franchising. Generally, state-wide cable franchises are issued for a fixed term, but streamline many of the traditional local cable franchise requirements and eliminate local negotiation.

The Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably deny renewals.  If Charter fails to obtain renewals of franchises representing a significant number of its customers, it could have a material adverse effect on Charter’s consolidated financial condition, results of operations, or its liquidity.  Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable system, the franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.

Internet Service

The FCC originally classified broadband Internet access services, such as those Charter offers, as an “information service,” which exempted the service from traditional communications common carrier laws and regulations.  In 2015, the FCC reclassified broadband Internet access services as “telecommunications service” and, on that basis, imposed a number of “net neutrality” rules governing the provision of broadband service.  In 2017, the FCC reversed its 2015 decision.  The Commission's 2017 Order restored the “information service” classification and eliminated the 2015 rules, other than a transparency requirement, which created an obligation to disclose performance statistics and other service information to consumers.  The 2017 FCC decision also ruled that state regulators may not impose obligations similar to federal network neutrality obligations that the FCC eliminated.

In 2019, the U.S. Court of Appeals for the District of Columbia upheld the FCC’s information service reclassification, but vacated the FCC’s blanket prohibition of state utility regulation of broadband services.  The court left open the possibility that individual state laws could be deemed preempted on a case by case basis if it is shown that they conflict with federal law.  We understand that this decision may be subject to further judicial review.  Several states (including California) have already adopted state obligations, and additional states may consider the imposition of new regulations on Charter’s Internet services, such as rules similar to the network neutrality requirements that were eliminated by the FCC.  California’s legislation has been challenged in court, and Charter cannot predict how the challenge to California’s legislation or challenges to any future state legislation will be resolved.  As recent history has shown, it is possible that the FCC might further revise its approach to broadband Internet access, or that Congress might enact legislation affecting the rules applicable to the service.  The application of new legal requirements to Charter’s Internet services could adversely affect its business.

In recent years, the FCC has demonstrated an interest in accelerating advancements in, and deployment of, wired and wireless broadband infrastructure, including advanced 5G wireless service.  For example, the FCC and some state regulatory commissions direct certain subsidies to telephone and other companies deploying broadband to areas deemed to be “unserved” or “underserved.”  Charter has opposed such subsidies when directed to areas that it serves.  However, continued regulatory efforts to accelerate competitive wireline and wireless broadband deployment, including reforms that create regulatory imbalances, could adversely affect Charter’s business.

Aside from the FCC’s generally applicable regulations, Charter has made certain commitments to comply with the FCC’s order in connection with the FCC’s approval of the Time Warner Cable Merger and the Bright House Transaction (discussed below).

Wireline Voice Service

The FCC has never classified the VoIP telephone services Charter offers as “telecommunications services” that are subject to traditional federal common carrier regulation, but instead has imposed some of these requirements on a case-by-case basis, such as requirements relating to 911 emergency services (“E911”), Communications Assistance for Law Enforcement Act (“CALEA”) (the statute governing law enforcement access to and surveillance of communications), Universal Service Fund contributions, customer privacy and Customer Proprietary Network Information protections, number portability, network outage reporting, rural call completion, disability access, regulatory fees, back-up power obligations and discontinuance of service. It is possible that the FCC or Congress will impose additional requirements on Charter’s VoIP telephone services in the future. Although Charter believes that VoIP telephone services should be governed only by federal regulation, some states have attempted to subject cable VoIP services to state level regulation, and at least one state has asserted jurisdiction over Charter’s VoIP services. Charter prevailed on a legal challenge to that state’s assertion of jurisdiction, which was affirmed by a federal appellate court, but that ruling is limited to the seven states in that circuit. Although Charter has registered with, or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which Charter offers competitive voice services in order to ensure the continuity of its services, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved. State regulatory commissions and legislatures in other jurisdictions may continue to consider imposing regulatory requirements on Charter’s fixed telephone services.

Mobile Service

Charter’s Spectrum Mobile service offers mobile Internet access and telephone service.  Charter provides this service as an MVNO using Verizon’s network and its network of Spectrum WiFi hotspots. As an MVNO, Charter is subject to many of the same FCC regulations that apply to facilities-based wireless carriers, as well as certain state or local regulations, including (but not limited to): E911, local number portability, customer privacy, CALEA, universal service fund contribution, and hearing aid compatibility and safety and emission requirements for mobile devices.  Spectrum Mobile’s broadband Internet access, service is also subject to the FCC’s transparency rule. The FCC or other regulatory authorities may adopt new or different regulations for MVNOs and/or mobile service providers in the future, or impose new taxes or fees applicable to Spectrum Mobile, which could adversely affect the service offering or Charter’s business generally.

Privacy and Information Security Regulation

The Communications Act limits Charter’s ability to collect, use, and disclose customers’ personally identifiable information for its video, voice, and Internet services. Charter is subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer information. All broadband providers are also obliged by CALEA to configure their networks in a manner that facilitates the ability of state and federal law enforcement, with proper legal process authorized under the Electronic Communications Privacy Act, to obtain records and information concerning Charter’s customers, including the content of their communications. Further, the FCC, Federal Trade Commission (“FTC”), and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and sending unsolicited commercial emails.

The FTC currently has the authority, pursuant to its general authority to enforce against unfair or deceptive acts and practices, to protect the privacy of Internet service customers, including Charter’s use and disclosure of certain customer information.

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

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risks. One such standard is the voluntary framework released by the National Institute for Standards and Technologies (“NIST”) in 2014 and updated in 2018, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure. The NIST cybersecurity framework provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. It was designed to supplement, not supersede, existing cybersecurity regulations and requirements. Several government agencies have encouraged compliance with the NIST cybersecurity framework, including the FCC, which is also considering expansion of its cybersecurity guidelines or the adoption of cybersecurity requirements.

Many states and local authorities have considered legislative or other actions that would impose restrictions on Charter’s ability to collect, use and disclose, and safeguard certain consumer information, particularly with regard to its broadband Internet business.   For example, the California Consumer Privacy Act and Maine’s Act to Protect Privacy of Online Customer Information are both scheduled go into effect in 2020.  The California law will, under certain circumstances, regulate companies’ use and disclosure of the personal information of California residents and authorizes enforcement actions by the California Attorney General and private class actions for data breaches.  The Maine law regulates how Internet service providers use and disclose customers’ personal information and requires Internet service providers to take reasonable measures to protect customers’ personal information. Charter expects state and local efforts to regulate consumer privacy to continue in 2020.  Additionally, several state legislatures are considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for Charter’s business.  Charter expects such state activity to increase as a result of the recent U.S. Court of Appeals decision that, while affirming the FCC’s reclassification of Internet access as an “information service,” vacated the FCC’s blanket prohibition of state regulation of broadband service and instead left open the possibility that individual state laws could be deemed preempted on a case by case basis if it is shown that they conflict with federal law. There are also bills pending in both the U.S. House of Representatives and Senate that could impose new privacy and data security obligations.  Charter cannot predict whether any of these efforts will be successful or preempted, or how new legislation and regulations, if any, would affect its business.

Transaction-Related Commitments

In connection with approval of the Transactions, federal and state regulators imposed a number of post-transaction conditions on Charter including but not limited to the following.

FCC Conditions

●	Offer settlement-free Internet interconnection to any party that meets the requirements of Charter’s Interconnection Policy (available on Charter’s website) on terms generally consistent with the policy for seven years (with a possible reduction to five years from FCC approval in 2016);
●	Deploy and offer high-speed broadband Internet access service to an additional two million locations over five years;

●	Refrain from charging usage-based prices or imposing data caps on any fixed mass market broadband Internet access service plans for seven years (with a possible reduction to five);
●	Offer 30/4 Mbps discounted broadband where technically feasible to eligible customers throughout Charter’s service area for four years from the offer’s commencement; and
●	Continue to provide CableCARDs to any new or existing customer upon request for use in third-party retail devices for four years and continue to support such CableCARDs for seven years (in each case, unless the FCC changes the relevant rules).

The FCC conditions also contain a number of compliance reporting requirements.

DOJ Conditions

The Department of Justice (“DOJ”) Order prohibits Charter from entering into or enforcing any agreement with a video programmer that forbids, limits or creates incentives to limit the video programmer’s provision of content to online video distributors (“OVDs”). Charter will not be able to avail itself of other distributors’ most favored nation (“MFN”) provisions if they are inconsistent with this prohibition. The DOJ’s conditions are effective for seven years after entry of the final judgment in 2016, although Charter may petition the DOJ to eliminate the conditions after five years.

State Conditions

Certain state regulators, including California, New York, Hawaii and New Jersey also imposed conditions in connection with the approval of the Transactions. These conditions include requirements related to:

●	Building out its network to certain households and business locations that are not currently served by cable within the designated states;
●	Offering LifeLine service discounts and low-income broadband to eligible households served within the applicable states;
●	Investing in service improvement programs and customer service enhancements and maintaining customer-facing jobs within the designated state; and
●	Complying with reporting requirements.

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

In particular, data protection, privacy, and other laws and regulations can be more restrictive in certain jurisdictions than those in the United States. For example, as a result of its international activities, Skyhook is subject to laws and regulations that dictate whether, how, and under what circumstances it can transfer or process data from the European Union (the “EU”) to the United States. In addition, certain activities of Skyhook may be subject to the European Union’s General Data Protection Regulation (“GDPR”) which came into effect in May 2018.  The GDPR is intended to reach broadly most companies that operate in any manner in the EU, and serves to impose certain requirements on businesses that collect and process “personal data” from individuals in the EU. The GDPR subjects businesses to significant fines and other penalties for non-compliance.  Although the EU has released guidance regarding the application of the GDPR and enforcement actions have been initiated, it is unclear how the GDPR will be applied by EU authorities in any specific manner. However, the costs of compliance and potential disruption to available data flows could be high.

Skyhook is also monitoring additional proposed and pending legislation and regulations in the U.S. and abroad that are related to its technology and business operations, including regulations that implement specific privacy or data protection rules.

Competition

Charter

Residential Services

Charter faces intense competition for residential customers, both from existing competitors, and, as a result of the rapid development of new technologies, services and products, from new entrants. Charter faces triple play competition, consisting of wireline multichannel video, wireline Internet, and wireline voice service, from three primary competitors, AT&T, Frontier Communications Corporation (“Frontier”) and Verizon.  As of December 31, 2019, AT&T, Frontier and Verizon offered these triple play packages in approximately 33%, 7%, and 5% of Charter’s operating areas, respectively.  AT&T also owns DIRECTV, and as a combined company provides video service (via IP or satellite) and voice service (via fixed or wireless) across Charter’s entire footprint.

Video competition

Charter’s residential video service faces competition from DBS service providers, which have a national footprint and compete in all of Charter’s operating areas. DBS providers offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. DBS providers offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Ticket) and video services that are comparable in many respects to Charter’s residential video service. Charter’s residential video service also faces competition from large telecommunications companies, primarily AT&T U-verse, Frontier fiber optic service (“FiOS” of “Fios”) and Verizon Fios, which offer wireline video services in significant portions of Charter’s operating areas.

Charter’s residential video service also faces growing competition from a number of other sources, including companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices. These competitors include virtual multichannel video programming distributors (“V-MVPDs”) such as AT&T TV NOW, Sling TV, YouTube TV and Hulu Live. Other online video business models and products have also developed, some offered by programmers that have not traditionally sold programming directly to consumers, including, (i) subscription video on demand (“SVOD”) services such as Netflix, Apple TV+, Amazon Prime, Hulu Plus, Disney+, HBO Now, CBS All Access, Starz and Showtime Anytime, (ii) ad-supported free online video products, including YouTube and Pluto TV, some of which offer programming for free to consumers that Charter currently purchases for a fee, (iii) pay-per-view products, such as iTunes, and Amazon Instant, and (iv) additional offerings from mobile providers which continue to integrate and bundle video services and mobile products. Historically, Charter has generally viewed SVOD online video services as complementary to its own video offering, and has developed a cloud-based guide that is capable of incorporating video from online video services currently offered in the marketplace. As the proliferation of online video services grows, however, services from V-MVPDs and new direct to consumer offerings, as well as piracy and password sharing, negatively impact the number of customers purchasing Charter’s video product.

Internet competition

Charter’s residential Internet service faces competition from fiber-to-the-home (“FTTH”), fiber-to-the-node (“FTTN”), DSL and wireless broadband offerings, as well as from a variety of companies that offer other forms of online services, including fixed wireless and satellite-based broadband services. AT&T, Frontier FiOS and Verizon’s Fios are Charter’s primary FTTH competitors. Given the FTTH deployments of Charter’s competitors, launches of broadband services offering 1 gigabit per second (“Gbps”) speed have recently grown. Several competitors, including AT&T, Frontier FiOS, Verizon’s Fios, WideOpen West Finance, LLC (“WOW”) and Google Fiber, deliver 1 Gbps broadband speed in at least a portion of their footprints which overlap Charter’s footprint. DSL service is often offered at prices lower than Charter’s Internet services, although typically at speeds much lower than the minimum speeds Charter offers as part of SPP. Various mobile phone companies offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds. AT&T, Verizon, Sprint Corporation (“Sprint”) and T-Mobile US, Inc. (“T-Mobile”) all began deploying fifth generation (5G) mobile services in 2019, although generally in limited geographies, with plans to expand 5G more broadly in 2020. In April 2018, Sprint and T-Mobile announced their intent to merge. If the transaction closes, the resulting company would be one of the nation’s largest mobile carriers bringing increased competition with a stated intent of pursuing broad 5G network deployment and offering fixed wireless broadband service. Some mobile phone companies offer unlimited data packages to customers. In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. These options offer alternatives to cable-based Internet access.

Voice competition

Charter’s residential voice service competes with wireless and wireline phone providers, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. Charter also competes with “over-the-top” phone providers, such as Vonage, Skype, magicJack, Google Voice and Ooma, Inc., as well as companies that sell phone cards at a cost per minute for both national and international service. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which Charter operates its residential voice service. Charter’s mobile service competes with other mobile providers such as Verizon, AT&T, T-Mobile and Sprint, as well as various regional wireless service providers.  Charter also competes for retail activations with other resellers that buy bulk wholesale service from wireless service providers for resale.

Regional Competitors

In some of Charter’s operating areas, other competitors have built networks that offer video, Internet and voice services that compete with its services. For example, in certain service areas, Charter’s residential video, Internet and voice services compete with Google Fiber, Cincinnati Bell Inc., Hawaiian Telcom (owned by Cincinnati Bell Inc.), RCN Telecom Services, LLC, Grande Communications Networks, LLC and WOW.

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

Business Services

Charter faces intense competition across each of its business services product offerings. Charter’s small and medium business video, Internet, networking and voice services face competition from a variety of providers as described above. Charter’s enterprise solutions also face competition from the competitors described above as well as application-service providers and other telecommunications carriers, such as metro and regional fiber-based carriers.

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

Skyhook owns significant intellectual property around the world that relates to its location products and services and provides possible competitive advantages. Skyhook’s intellectual property portfolio includes patents, patent applications, copyrights, trade secrets, trademarks, and other intellectual property rights. Skyhook believes that it has a defensible and useful intellectual property portfolio and it actively seeks to protect and license its global intellectual property rights as well as to deter unauthorized use of its intellectual property and other assets. For example, in 2015, Skyhook entered into a settlement agreement and license that resolved a lawsuit that Skyhook had brought against Google, in connection with claims that Google had infringed eight Skyhook patents. In 2016 and again in 2018, Skyhook entered into a license agreement to grant to the licensee a perpetual, non-exclusive, non-transferable, worldwide license to patents and patent applications owned by Skyhook in exchange for a lump sum payment. Skyhook has successfully worked with customers to enter into license agreements but cannot provide assurance that current patents will be enforceable or won’t be infringed, that they will deter unauthorized use, that Skyhook’s attempts to secure intellectual property licenses will be successful, or that its additional patent applications will ever be allowed or granted.

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

Employees

Liberty Broadband

Liberty Broadband currently does not have any corporate employees. Liberty provides Liberty Broadband with certain services pursuant to a services agreement, and certain of Liberty’s corporate employees and executive officers perform similar functions at Liberty Broadband. In connection with the provision of these services, Liberty Broadband provides certain elements of compensation to these corporate employees and executive officers of Liberty.

Skyhook

As of December 31, 2019, Skyhook had 56 full and part-time employees. None of these employees is represented by a labor union or covered by a collective bargaining agreement. Liberty Broadband believes that relations with these employees are good.

Available Information

All of our filings with the SEC including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  Our website address is www.libertybroadband.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website.  In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Broadband Corporation, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (844) 826-8735.

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

Our ability to meet our current and future financial obligations, including to make debt service obligations under the Amended 2017 Margin Loan Agreement (defined below), and other contractual commitments depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our wholly-owned subsidiary Skyhook, any dividends and interest we may receive from our investments, available funds under the Amended 2017 Margin Loan Agreement (defined below) (which was $425 million as of December 31, 2019) and proceeds from any asset sales we may undertake in the future. In addition, the ability of our only operating subsidiary to pay dividends or to make other payments or advances to us depends on its operating results and any statutory, regulatory or contractual restrictions to which it may be or may become subject.

We do not have access to the cash that Charter generates from its operating activities.

Charter generated approximately $11,748 million, $11,767 million and $11,954 million of cash from its operations during the years ended December 31, 2019, 2018 and 2017, respectively. Charter uses the cash it generates from its operations primarily to fund its business operations and to service its debt and other financial obligations. We do not have access to the cash that Charter generates unless Charter declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash (subject to any contractual restrictions on our ability to participate in any such repurchase) or otherwise distributes or makes payments to its stockholders, including us. Historically, Charter has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Charter’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Charter will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing, or refinance or renew our existing indebtedness, on acceptable terms.

We had outstanding borrowings of $575 million, with $425 million remaining available to be drawn until August 19, 2020 (the “Delayed Draw”) at December 31, 2019 under a credit agreement (as amended, the “Amended 2017 Margin Loan Agreement”) governing a multi-draw margin loan agreement credit facility entered into in 2017 by a bankruptcy remote wholly owned subsidiary (“SPV”) of Liberty Broadband. The obligations under the Amended 2017 Margin Loan Agreement are secured by a portion of our ownership interest in Charter. Such equity interests are held through SPV. The terms of the Amended 2017 Margin Loan Agreement limit our company’s ability to secure additional financing on favorable terms, and our cash flow from operations may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time. Our ability to secure additional financing and satisfy our financial obligations will depend upon the operating performance of our subsidiary, Skyhook, the value of our investment in Charter, prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available, or that we will be able to renew (in the case of the Delayed Draw) or refinance our existing indebtedness, on desirable terms or at all. If financing is not available when needed or is not available on favorable terms, we may be unable to take advantage of business or market opportunities as they arise, which could have a material adverse effect on our business and financial condition.

We have significant indebtedness, which could adversely affect our business and financial condition.

As discussed above, SPV entered into the Amended 2017 Margin Loan Agreement pursuant to which SPV had outstanding borrowings of $575 million at December 31, 2019.  As a result of this significant indebtedness, our company may:

●	Experience increased vulnerability to general adverse economic and industry conditions;
●	Be required to dedicate a substantial portion of its cash flow from operations to principal and interest payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions and investments and other general corporate purposes;
●	Be handicapped in its ability to optimally capitalize and manage the cash flow for its businesses; and
●	Be exposed to the risk of increased interest rates with respect to any variable rate portion of its indebtedness.

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

As discussed above, SPV entered into the Amended 2017 Margin Loan Agreement pursuant to which SPV had outstanding borrowings of $575 million, with $425 million remaining available to be drawn until August 19, 2020, at December 31, 2019. The Amended 2017 Margin Loan Agreement contains various covenants, including those that limit our ability to, among other things, incur indebtedness by having SPV enter into financing arrangements with respect to the portion of stock of Charter pledged to secure the loans under the Amended 2017 Margin Loan Agreement, and cause SPV to enter into unrelated businesses or otherwise conduct business other than owning common stock of Charter and other assets as permitted under the Amended 2017 Margin Loan Agreement documents. We may also enter into certain other indebtedness arrangements in the future. The instruments governing such indebtedness, often contain covenants that, among other things, place certain limitations on our ability to incur more debt, exceed specified leverage ratios, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets. Any failure to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business and financial condition.

We rely on Charter to provide us with the financial information that we use in accounting for our ownership interest in Charter as well as information regarding Charter that we include in our public filings.

We account for our approximately 26% economic ownership interest in Charter using the equity method of accounting and, accordingly, in our financial statements we record our share of Charter’s net income or loss. Within the meaning of U.S. accounting rules, we rely on Charter to provide us with financial information prepared in accordance with generally accepted accounting principles, which we use in the application of the equity method. We also rely on Charter to provide us with the information regarding their company that we include in our public filings. In addition, we cannot change the way in which Charter reports its financial results or require Charter to change its internal controls over financial reporting. No assurance can be given that Charter will provide us with the information necessary to enable us to complete our public filings on a timely basis or at all. Furthermore, any material misstatements or omissions in the information Charter provides to us or publicly files could have a material adverse effect on our financial statements and filing status under federal securities laws.

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

Our company has overlapping directors and officers with Liberty, Qurate Retail, Inc., Liberty TripAdvisor Holdings, Inc., and GCI Liberty, Inc., which may lead to conflicting interests.

As a result of the Broadband Spin-Off and other transactions between 2011 and 2018 that resulted in the separate corporate existence of Liberty, Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), and GCI Liberty, Inc. (“GCI Liberty”), most of the executive officers of Broadband also serve as executive officers of Liberty, Qurate Retail, TripCo and GCI Liberty and there are overlapping directors. With the exception of GCI Liberty’s current ownership of shares of our non-voting Series C common stock, none of these companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty, Qurate Retail, TripCo, GCI Liberty or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty, Qurate Retail, TripCo or GCI Liberty pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Each of our company, TripCo and GCI Liberty has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Liberty, Qurate Retail, TripCo and GCI Liberty) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to our company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty, Qurate Retail, TripCo or GCI Liberty and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty, Qurate Retail, TripCo or GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Certain of our inter-company agreements were negotiated while we were a subsidiary of Liberty.

We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Liberty for certain of our businesses. In addition, we entered into a services agreement with Liberty pursuant to which it provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we reimburse them on a fixed fee basis, which was recently amended to provide that components of our President and Chief Executive Officer’s compensation will either be paid directly to him by our company or reimbursed to Liberty, in each case, based on the allocation set forth in the amendment. The terms of all of these agreements (other than the amendment to the services agreement) were established while we were a wholly-owned subsidiary of Liberty, and hence may not be the result of arms’ length negotiations. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements after the Broadband Spin-Off.

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

The industry in which Charter operates is highly competitive and has become more so in recent years. In some instances, Charter competes against companies with fewer regulatory burdens, access to better financing, greater personnel resources, greater resources for marketing, greater and more favorable brand name recognition, and long-established relationships with regulatory authorities and customers. Increasing consolidation in the telecommunications and content industries have provided additional benefits to certain of Charter’s competitors, either through access to financing, resources, or efficiencies of scale including the ability to launch new video services.

Charter’s video service faces competition from a number of sources, including DBS services, as well as other companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices, often with password sharing among multiple users and security that makes content susceptible to piracy. Newer products and services, particularly alternative methods for the distribution, sale and viewing of content will likely continue to be developed, further increasing the number of competitors that Charter faces.

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

Charter’s Internet service faces competition from the phone companies’ FTTH, FTTN, DSL and wireless broadband offerings as well as from a variety of companies that offer other forms of online services, including fixed wireless and satellite-based broadband services. Various mobile phone companies offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds and some began deploying 5G mobile services in 2019 with plans to expand 5G more broadly in 2020. Charter’s voice and mobile services compete with wireless and wireline phone providers, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. Competition from these companies, including intensive marketing efforts with aggressive pricing, exclusive programming and increased HD broadcasting may have an adverse impact on Charter’s ability to attract and retain customers.

Wireline and wireless overbuilds could also adversely affect Charter’s growth, financial condition, and results of operations, by creating or increasing competition. Charter is aware of traditional overbuild situations impacting certain of its service areas, however, Charter is unable to predict the extent to which additional overbuild situations may occur.

Charter’s services may not allow it to compete effectively. Charter’s failure to effectively anticipate or adapt to new technologies and changes in consumer expectations and behavior could significantly adversely affect its competitive position with respect to the leisure time and discretionary spending of its customers and, as a result, affect its business and results of operations. Competition may reduce its expected growth of future cash flows which may contribute to future impairments of Charter’s franchises and goodwill and Charter’s ability to meet cash flow requirements, including debt service requirements.

Charter faces risks inherent in its commercial business.

Charter may encounter unforeseen difficulties as it increases the scale of its service offerings to businesses. Charter sells Internet access, data networking and fiber connectivity to office buildings and cellular towers, and video and business voice services to businesses. In order to grow its commercial business, Charter expects to continue to invest in technology, equipment and personnel focused on the commercial business. Commercial business customers often require service level agreements and generally have heightened customer expectations for reliability of services. If Charter’s efforts to build the infrastructure to scale the commercial business are not successful, the growth of its commercial services business would be limited. Charter depends on interconnection and related services provided by certain third parties for the growth of its commercial business. As a result, its ability to implement changes as the services grow may be limited. If Charter is unable to meet these service level requirements or expectations, its commercial business could be adversely affected. Competition continues to increase as well, as more companies deploy more fiber to more buildings, which may negatively impact Charter’s growth and/or put pressure on margins. Finally, Charter expects advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, Charter is unable to predict the effect that ongoing or future developments in these areas might have on its commercial businesses and operations.

Programming costs per video customer are rising at a much faster rate than wages or inflation, and Charter may not have the ability to reduce or moderate the growth rates of, or pass on to its customers, its increasing programming costs, which would adversely affect its cash flow and operating margins.

Video programming has been, and is expected to continue to be, Charter’s largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in programming rates. Media corporation consolidation has resulted in fewer suppliers and additional selling power on the part of programming suppliers. Charter expects programming rates will continue to increase due to a variety of factors including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. The inability to fully pass programming cost increases on to its customers has had, and is expected in the future to have, an adverse impact on Charter’s cash flow and operating margins associated with the video product. The contracts set to expire in any particular year vary. There can be no assurance that these agreements will be renewed on favorable or comparable terms. In addition, a number of programmers have begun to sell their services through alternative distribution channels, including IP-based platforms, which are less secure than Charter’s video distribution platforms. There is growing evidence that these less secure video distribution platforms are leading to video product theft via password sharing among consumers. Password sharing may drive down the number of customers who pay for certain programming, putting programmer revenue at risk, and which in turn may cause certain programmers to seek even higher programming fees from Charter. The ability for consumers to receive the same content for free through such unauthorized channels has devalued Charter’s video product which could impact sales, customer retention and Charter’s ability to pass through programming costs to consumers, which increases the risk of non-renewal when programmers seek increases. To the extent that Charter is unable to reach agreement with certain programmers on terms that it believes are reasonable, Charter has been, and may be in the future, forced to remove such programming channels from its line-up, which may result in a loss of customers. Charter’s failure to carry programming that is attractive to its customers could adversely impact Charter’s customer levels, operations and financial results. In addition, if Charter’s Internet customers are unable to access desirable content online because content providers block or limit access by its customers as a class, its ability to gain and retain customers, especially Internet customers, may be negatively impacted.

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

Charter processes, stores and transmits large amounts of data, including the personal information of its customers.  Ongoing increases in the potential for mis-use of personal information, the public’s awareness of the importance of safeguarding personal information, and the volume of legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information have resulted in an increase to Charter’s information-related risks. Charter could be exposed to significant costs if such risks were to materialize, and such events could damage Charter’s reputation, credibility and business and have a negative impact on its revenue. Charter could be subject to regulatory actions and claims made by consumers in private litigations involving privacy issues related to consumer data collection and use practices. Charter also could be required to expend significant capital and other resources to remedy any such security breach.

Charter’s exposure to the economic conditions of its current and potential customers, vendors and third parties could adversely affect its cash flow, results of operations and financial condition.

Charter is exposed to risks associated with the economic conditions of its current and potential customers, the potential financial instability of its customers and their financial ability to purchase its products. If there were a general economic downturn, Charter may experience increased cancellations or non-payment by its customers or unfavorable changes in the mix of products purchased.  This may include an increase in the number of homes that replace their video service with Internet-delivered and/or over-air content, as well as an increase in the number of Internet and voice customers substituting mobile data and voice products for wireline services which would negatively impact Charter’s ability to attract customers, increase rates and maintain or increase revenue. In addition, Charter’s ability to gain new customers is dependent to some extent on growth in occupied housing in its service areas, which is influenced by both national and local economic conditions. Weak economic conditions may also have a negative impact on Charter’s advertising revenue. These events have adversely affected Charter in the past, and may adversely affect its cash flow, results of operations and financial condition if a downturn were to occur.

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

Charter had approximately $7.5 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $1.6 billion as of December 31, 2019. These losses resulted from the operations of Charter Communications Holding Company, LLC (“Charter Holdco”) and its subsidiaries, and from loss carryforwards received as a result of the merger with TWC. Federal tax net operating loss carryforwards expire in the years 2020 through 2035. In addition, Charter had state tax net operating loss carryforwards resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $257 million as of December 31, 2019. State tax net operating loss carryforwards generally expire in the years 2020 through 2039.

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

Charter has a significant amount of debt and expects to (subject to applicable restrictions in its debt instruments) incur additional debt in the future as Charter maintains its stated objective of 4.0 to 4.5 times Adjusted EBITDA leverage (its net debt divided by its last twelve months Adjusted EBITDA). As of December 31, 2019, Charter’s total principal amount of debt was approximately $78.4 billion with a leverage ratio of 4.5 times Adjusted EBITDA.

Charter’s significant amount of debt could have consequences, such as:

●	impact its ability to raise additional capital at reasonable rates, or at all;
●	make it vulnerable to interest rate increases, in part because approximately 14% of its borrowings as of December 31, 2019 were, and may continue to be, subject to variable rates of interest;
●	expose it to increased interest expense to the extent it refinances existing debt with higher cost debt;
●	require it to dedicate a significant portion of its cash flow from operating activities to make payments on its debt, reducing its funds available for working capital, capital expenditures, and other general corporate expenses;
●	limit its flexibility in planning for, or reacting to, changes in its business, the cable and telecommunications industries, and the economy at large;
●	place it at a disadvantage compared to its competitors that have proportionately less debt; and
●	adversely affect its relationship with customers and suppliers.

To the extent Charter’s current debt amounts increase more than expected, Charter’s business results are lower than expected, or credit rating agencies downgrade its debt limiting its access to investment grade markets, the related risks that Charter now faces will intensify. In addition, Charter’s variable rate indebtedness may use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rate. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021 and, based on the foregoing, it appears likely that LIBOR will be discontinued or modified by 2021. The effects of the FCA Announcement cannot be entirely predicted, but could include an increase in the cost of Charter’s variable rate indebtedness.

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

Charter’s credit facilities and the indentures governing its debt contain a number of significant covenants that could adversely affect Charter’s ability to operate its business, its liquidity, and its results of operations. These covenants restrict, among other things, Charter’s and Charter’s subsidiaries’ ability to:

●	incur additional debt;
●	repurchase or redeem equity interests and debt;
●	issue equity;
●	make certain investments or acquisitions;
●	pay dividends or make other distributions;
●	dispose of assets or merge;
●	enter into related party transactions; and
●	grant liens and pledge assets.

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

Regulation of the cable industry has increased cable operators’ operational and administrative expenses and limited their revenue. Cable operators are subject to numerous laws and regulations including those covering the following:

●	the provision of high-speed Internet service, including net neutrality and transparency rules;
●	the provision of voice communications;
●	cable franchise renewals and transfers;
●	the provisioning and marketing of cable equipment;
●	customer and employee privacy and data security;
●	copyright royalties for retransmitting broadcast signals;
●	when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;
●	the provision of video channel capacity to unaffiliated commercial leased access programmers;
●	limitations on Charter’s ability to enter into exclusive agreements with multiple dwelling unit complexes and control Charter’s inside wiring;
●	equal employment opportunity, emergency alert systems, disability access, pole attachments and technical standards;
●	marketing practices, customer service, and consumer protection; and
●	approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant's business in order to secure approval of the proposed transaction.

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

In connection with the Transactions, the FCC Order, the DOJ Consent Decree, and the approvals from state utility commissions and local franchise authorities incorporated numerous commitments and voluntary conditions made by the parties and imposed numerous conditions on Charter’s businesses relating to the operation of Charter’s business and other matters. Under federal approvals, among other things, (i) Charter is not permitted to charge usage-based prices or impose data caps and is prohibited from charging interconnection fees for qualifying parties; (ii) Charter is prohibited from entering into or enforcing any agreement with a programmer that forbids, limits or creates incentives to limit the programmer’s provision of content to OVDs and cannot retaliate against programmers for licensing to OVDs; (iii) Charter is not able to avail itself of other distributors’ MFN provisions if they are inconsistent with this prohibition; (iv) Charter appointed an independent compliance monitor and complies with a broad array of reporting requirements; and (v) Charter must satisfy various other conditions relating to its Internet services, including building out an additional two million locations with access to a high-speed connection of at least 60 megabits per second, and implementing a reduced price high-speed Internet program for low income families. These and other conditions and commitments relating to the Transactions are of varying duration, ranging from three to seven years. In light of the breadth and duration of the conditions and potential changes in market conditions during the time the conditions and commitments are in effect, there can be no assurance that Charter’s compliance, and ability to comply, with the conditions will not have a material adverse effect on its business or results of operations.

Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on Charter’s business.

There are ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over Charter’s cable systems, which may compound the regulatory risks Charter already faces. For example, with respect to its retail broadband Internet access service, the FCC has reclassified the service twice in the last few years, with the first change adding federal regulatory obligations and the second change largely removing those new regulatory obligations. These changes reflect a lack of regulatory certainty in this business area, which may continue as a result of litigation, as well as future legislative or administrative changes.

Other potential legislative and regulatory changes could adversely impact Charter’s business by increasing its costs and competition and limiting its ability to offer services in a manner that that would maximize its revenue potential.  These changes could  include, for example, the adoption of new privacy restrictions on Charter’s collection, use and disclosure of certain customer information, new data security and cybersecurity mandates that could result in additional network and information security requirements for Charter’s business, new restraints on its discretion over programming decisions, including commercial leased access programming, new restrictions on the rates Charter charges for video programming and the marketing and packaging of that video programming and other services to consumers, changes to the cable industry’s compulsory copyright license to carry broadcast signals, new requirements to assure the availability of navigation devices (such as set-top boxes) from third party providers, new Universal Service Fund obligations on Charter’s provision of Internet service that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of Charter’s more rural facilities, changes to the FCC’s administration of spectrum and changes in the regulatory framework for VoIP phone service, including the scope of regulatory obligations associated with Charter’s VoIP service and Charter’s ability to interconnect its VoIP service with incumbent providers of traditional telecommunications service.

If any of these such laws or regulations are enacted, they could affect Charter’s operations and require significant expenditures.  Charter cannot predict future developments in these areas, and Charter is already subject to Charter-specific conditions regarding certain Internet practices as a result of the FCC’s approval in 2016 of the Transactions, but any changes to the regulatory framework for Charter’s video, Internet or VoIP services could have a negative impact on its business and results of operations.

It remains uncertain what rule changes, if any, will ultimately be adopted by Congress and the FCC and what operating or financial impact any such rules might have on Charter, including, on its programming agreements, customer privacy and the user experience. In addition, the FCC, the FTC, and various state agencies and attorney generals actively investigate industry practices and could impose substantial forfeitures for alleged regulatory violations.

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

Charter operates cable systems in locations throughout the United States and, as a result, is subject to the tax laws and regulations of federal, state and local governments. From time to time, various legislative and/or administrative initiatives may be proposed that could adversely affect Charter’s tax positions. There can be no assurance that its effective tax rate or tax payments will not be adversely affected by these initiatives. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on Charter’s services or changing the methodologies or base on which certain fees and taxes are computed. Potential changes include additional taxes or fees on Charter’s services which could impact its customers, changes to income tax sourcing rules and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase Charter’s income, franchise, sales, use and/or property tax liabilities. For example, some local franchising authorities are seeking to impose franchise fee assessments on our broadband Internet access service (in addition to Charter’s video service), and more may do so in the future. If they do so, and challenges to such assessments are unsuccessful, it could adversely impact Charter’s costs. Although the FCC recently issued a decision precluding the imposition of such duplicative fees, that favorable decision is currently subject to judicial review. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that Charter’s tax positions will not be challenged by relevant tax authorities or that it would be successful in any such challenge.

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

In the ordinary course of business, Skyhook collects and stores sensitive data, including intellectual property, its proprietary business information and information about mobile device and radio beacon locations (of its customers and suppliers). The secure processing, maintenance and transmission of this information in its facilities and on its networks is important to its operations. Unauthorized parties may attempt to gain access to Skyhook’s or its vendors’ information technology systems or data by, among other things, hacking into Skyhook’s systems or those of third parties, through fraud or other means of deceiving Skyhook’s employees or vendors, burglaries, errors by Skyhook’s or its vendors’ employees, misappropriation of data by employees, or other irregularities that may result in persons obtaining unauthorized access to Skyhook’s information technology systems or data. The techniques used to gain such access to Skyhook’s or its vendors’ information technology systems or data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Skyhook has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all data security breaches, system compromises or misuses of data, which could result in data being accessed, publicly disclosed, lost or stolen. Skyhook’s efforts to protect its information technology systems and data may also be unsuccessful due to software bugs, break-ins, employees’ error or other threats that evolve. Any penetration of network security or other misappropriation or misuse of data could cause interruptions in the operations of Skyhook’s business and subject it to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches could also significantly damage its reputation with customers and third parties with whom it does business, which could result in a decline in revenue and customer attrition. Skyhook continues to invest in new and emerging technology and other solutions to protect its information technology systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above.  If Skyhook is unable to maintain security of its systems, it could suffer loss of customers, diversion of management attention, and deterioration of its competitive position and incur liability for any damage to customers whose data is unlawfully obtained and used. Skyhook may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Skyhook also faces similar risks associated with security breaches affecting third parties with which it is affiliated or otherwise conduct business online.  While Skyhook maintains cyber liability insurance that provides both third-party liability and first-party insurance coverage, its insurance may not be sufficient to protect against all of its losses from any future disruptions or breaches of its systems or other events as described above.

Factors Relating to our Common Stock and the Securities Market

We expect our stock price to continue to be directly affected by the results of operations of Charter and developments in its business.

The fair value of our investment in Charter, on an as-converted basis, was approximately $26.2 billion as of December 31, 2019, which represents all of our total market value. As a result, our stock price will continue to be directly affected by the results of operations of Charter and the developments in its business.

Although our Series B common stock is quoted on the OTC Markets, there is no meaningful trading market for the stock.

Our Series B common stock is not widely held, with approximately 96% of the outstanding shares beneficially owned by John C. Malone, the Chairman of the board and a director of our company as of January 31, 2020. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of "bid" and "ask" quotations, and market conditions. Each share of the Series B common stock is convertible, at any time at the option of the holder, into one share of our Series A common stock, which is listed and traded on the Nasdaq Global Select Market under the symbol "LBRDA."

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include the following:

●	authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;
●	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
●	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;
●	limiting who may call special meetings of stockholders;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
●	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
●	requiring stockholder approval by holders of at least 66 2/3% of our voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated certificate of incorporation; and
●	the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

In addition, John C. Malone currently beneficially owns shares representing the power to direct approximately 49% of the aggregate voting power in our company, due to his beneficial ownership of approximately 96% of the outstanding shares of our Series B common stock as of January 31, 2020.

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

Skyhook

Skyhook maintains corporate offices in two locations: Boston, Massachusetts and Wayne, Pennsylvania. Skyhook subleases an approximately 8,000 square foot facility in Boston, which expires in December 2022, and a 6,751 square foot facility in Wayne, which expires in December 2020.

Item 3.  Legal Proceedings

Charter and Liberty Broadband - Delaware Litigation

On August 21, 2015, a purported stockholder of Legacy Charter filed a lawsuit in the Delaware Court of Chancery (the “Court”), on behalf of a putative class of Legacy Charter stockholders, challenging the Transactions. The lawsuit is captioned Sciabacucchi v. Liberty Broadband Corp., C.A. No. 11418-VCG (the “Delaware Action”), and names as defendants Liberty Broadband, Charter and the board of directors of Charter. Plaintiff alleged that the Transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. The lawsuit has proceeded to the discovery phase. Charter and Liberty Broadband deny any liability, believe that they have substantial defenses, and are vigorously defending this lawsuit.  Although Charter is unable to predict the outcome of this lawsuit, it does not expect the outcome will have a material effect on its operations, financial condition or cash flows.

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

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the U.S. District Court for the District of Kansas alleging that TWC infringed certain U.S. patents purportedly relating to VOIP services. At the trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents.  The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award.  Charter appealed the case to the United States Court of Appeals for the Federal Circuit where it lost the appeal.  Charter filed a petition for writ of certiorari with the United States Supreme Court which was denied on November 4, 2019.  Charter has now paid the verdict, interest and costs in full.  Charter continues to pursue indemnity from one of its vendors and has brought a patent suit against Sprint (TC Tech v. Sprint) in the U.S. District Court for the District of Delaware implicating Sprint's LTE technology.  The ultimate outcomes of the pursuit of indemnity against Charter’s vendor and the TC Tech litigation cannot be predicted. Charter does not expect the outcome of its indemnity claim nor the outcome of the TC Tech litigation will have a material adverse effect on its operations or financial condition.

Sprint filed a suit against Charter and Bright House on December 2, 2017 in the United States District Court for the District of Delaware.  This suit alleges infringement of 15 patents related to Charter's provision of VoIP services (ten of which were asserted against Legacy TWC in the matter described above).  Charter is vigorously defending this case.  While Charter is unable to predict the outcome of this Sprint suit, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

Sprint filed a third suit against Charter on May 17, 2018 in the United States District Court for the Eastern District of Virginia.  This suit alleges infringement of three patents related to Charter's video on demand services.  Charter is vigorously defending this case.  The court transferred this case to the United States District Court for the District of Delaware on December 20, 2018 pursuant to an agreement between the parties.  While Charter is unable to predict the outcome of this litigation, it does not expect that this litigation will have a material effect on its operations, financial condition, or cash flows.

In addition to the Sprint litigation described above, Charter is a defendant or co-defendant in several additional lawsuits involving alleged infringement of intellectual property relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases. In the event that a court ultimately determines that Charter infringes on any intellectual property, Charter may be subject to substantial damages and/or an injunction that could require Charter or its vendors to modify certain products and services it offers to its subscribers, as well as negotiate royalty or license agreements with respect to the intellectual property at issue. While Charter believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to Charter’s consolidated financial condition, results of operations, or liquidity. Charter cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

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

The following table sets forth the quarterly range of high and low sales prices of our Series B common stock for the years ended December 31, 2019 and 2018. There is no established public trading market for our Series B common stock, which is quoted on the OTC Markets. Such over-the-counter market quotations reflect inter-dealer prices without dealer mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Liberty Broadband Corporation
	Series B
	(LBRDB)
	High	Low
2018
First quarter	$94.05	86.17
Second quarter	$77.22	68.32
Third quarter	$84.93	79.09
Fourth quarter	$84.70	74.50

2019
First quarter	$90.50	75.85
Second quarter	$100.85	96.95
Third quarter	$108.85	98.60
Fourth quarter	$124.20	109.75

Holders

As of January 31, 2020, there were 731, 47 and 946 holders of our Series A, Series B and Series C common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of Liberty Broadband Series A, B or C common stock during the three months ended December 31, 2019. During the three months ended December 31, 2019, 2,336 shares of Series A and 4,660 shares of Series C

Liberty Broadband common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.  Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2019	2018	2017	2016	2015
Summary Balance Sheet Data:	amounts in thousands
Cash and cash equivalents	$49,724	83,103	81,257	205,728	655,079
Investments in available for sale securities (1)	$—	—	—	—	439,560
Investment in affiliates, accounted for using the equity method (1)	$12,194,674	12,004,376	11,835,613	9,315,253	2,372,699
Total assets	$12,256,342	12,098,437	11,931,789	9,590,960	3,565,741
Long-term debt	$572,944	522,928	497,370	198,512	399,703
Net deferred income tax liabilities (2)	$999,757	965,829	932,593	504,644	—
Total equity (3)	$10,667,946	10,598,618	10,486,901	8,473,092	3,148,219

	Years Ended December 31,
	2019	2018	2017	2016	2015
Summary Statement of Operations Data:	amounts in thousands, except per share amounts
Revenue	$14,859	22,256	13,092	30,586	91,182
Operating income (loss)	$(29,277)	(12,014)	(25,478)	(21,160)	58,955
Share of earnings (losses) of affiliate (1)(4)	$286,401	166,146	2,508,991	641,544	(120,962)
Gain (loss) on dilution of investment in affiliate (1)	$(79,329)	(43,575)	(17,872)	770,766	(7,198)
Realized and unrealized gains (losses) on financial instruments	$1,170	3,659	3,098	94,122	2,619
Net earnings (loss) attributable to Liberty Broadband shareholders	$117,216	69,953	2,033,667	917,303	(50,187)
Basic earnings (loss) per common share (5)	$0.65	0.39	11.19	6.03	(0.49)
Diluted earnings (loss) per common share (5)	$0.64	0.38	11.10	6.00	(0.49)
(1)	As discussed in note 5 to the accompanying consolidated financial statements, on May 18, 2016 Time Warner Cable merged with Charter, causing a significant increase in Share of earnings (losses) of affiliate and gain on dilution of investment in affiliate in 2016. As a result of the merger transaction, Time Warner Cable is no longer accounted for as an available for sale security as of December 31, 2016.
(2)	The increase in deferred tax liabilities is due to recognition of deferred tax liabilities at the closing of the transactions, further increased in 2016, 2017, 2018 and 2019 by share of earnings in the equity investment in Charter.
(3)	As discussed in note 8 to the accompanying consolidated financial statements, in connection with the Time Warner Cable Merger, in May 2016, Liberty Broadband funded its purchase of Charter Class A common stock using proceeds of $4.4 billion related to subscriptions for approximately 78.3 million newly issued shares of Liberty Broadband Series C common stock.
(4)	Share of earnings (losses) of affiliate increased in 2016 due primarily to Charter releasing approximately $3.3 billion of its preexisting valuation allowance, which was recognized directly to income tax benefit for the year ended December 31, 2016. Additionally, Charter recognized $9.1 billion of income tax benefit, as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in 2017. See further discussion in Item 7 regarding the tax reform implications.
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

Charter is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 29.2 million residential and small and medium business customers at December 31, 2019. Charter offers mobile services to residential customers and recently launched mobile service to small and medium business customers. In addition, Charter sells video and online advertising inventory to local, regional and national advertising customers and tailored communications and managed solutions to larger enterprise customers.  Charter also owns and operates regional sports networks and local sports, news and community channels. Liberty acquired its interest in Charter on May 1, 2013. At December 31, 2019, Liberty Broadband owned approximately 54.1 million shares of Charter Class A common stock, representing an approximate 26% economic ownership interest in Charter’s issued and outstanding shares. Upon the closing of the Time Warner Cable Merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Legacy Charter, Charter, Liberty Broadband and A/N, as amended (the “Stockholders Agreement”), became fully effective.  Under the Stockholders Agreement, we have the right to designate three directors to the Charter board of directors, subject to certain exclusions and requirements. Charter has agreed to cause the appointment of at least one of our designees to serve on the nominating and corporate governance, finance, audit and compensation and benefits committees of the board, provided they meet the independence and other qualifications for membership on those committees.

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

Charter faces intense competition for residential customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants. Charter faces triple play competition, consisting of wireline multichannel video, wireline Internet, and wireline voice service from three primary competitors. With respect to its residential business, Charter competes with other providers of video, high-speed Internet access, telephone services, and other sources of home entertainment. Specifically, newer categories of competitors include virtual multichannel video programming distributors such as AT&T TV NOW, Sling TV, YouTube TV and Hulu Live. In the broadband communications industry, Charter’s principal competitors for video services are DBS service providers and telephone companies that offer video services. Charter’s principal competitors for high-speed Internet services are the broadband services provided by telephone companies, including fiber-to-the-home, fiber-to-the-node, DSL and wireless broadband offerings. A growing number of commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. These options offer alternatives to cable-based Internet access. Charter’s principal competitors for voice and mobile services are other mobile and wireline phone providers, as well as other forms of communication, such as instant messaging, social networking services, video conferencing and email. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which Charter operates its residential voice service.

Skyhook and Charter must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. These companies must be able to incorporate new technologies into their products and services in order to address the needs of their customers.

Results of Operations—Consolidated

Consolidated operating results:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Revenue	$14,859	22,256	13,092
Operating expenses, excluding stock-based compensation
Operating expense	9,337	7,886	10,557
Selling, general and administrative	22,413	17,898	18,951
Stock-based compensation	10,511	5,707	5,292
Depreciation and amortization	1,875	2,779	3,770
Operating income (loss)	$(29,277)	(12,014)	(25,478)
Less impact of stock-based compensation and depreciation and amortization	12,386	8,486	9,062
Adjusted OIBDA	$(16,891)	(3,528)	(16,416)

Revenue

Revenue decreased $7.4 million and increased $9.2 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decrease in revenue in 2019 was primarily due to a license agreement in the prior year, partially offset by increased net revenue from existing customers, coupled with new customer growth. The increase in revenue in 2018 was primarily due to a new license agreement. On February 16, 2018, Skyhook entered into a license agreement pursuant to which Skyhook agreed to grant to the licensee a perpetual, non-exclusive, non-transferable, worldwide license to patents and patent applications owned by Skyhook. In exchange for this grant, the licensee agreed to pay a one-time lump sum payment of $8.5 million that was recognized as revenue during the three months ended March 31, 2018.

Operating expense and selling, general and administrative expenses

Operating and selling, general and administrative expenses, increased collectively by $6.0 million and decreased by $3.7 million for December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase in operating expenses in 2019 was primarily due to increased personnel, data acquisition and cloud computing costs. The increase in selling, general and administrative expense in 2019 was primarily due to increased professional service fees at the corporate level of $4.6 million.  During the year ended December 31, 2019, this increase was partially offset by decreased costs associated with entering into the license agreement in the prior year at Skyhook. The decrease in 2018 was primarily as a result of decreased expenses resulting from headcount reductions and other cost containment measures taken by Skyhook in late 2017, partially offset by increased legal expenses of $976 thousand and other costs associated with the license agreement.

Stock-based compensation

Stock-based compensation expense increased $4.8 million and $415 thousand for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase in stock-based compensation during 2019 was primarily due to an increase in the number of restricted stock units of Liberty Broadband Series C common stock granted during the first quarter of 2019. The increase in stock-based compensation during 2018 was primarily due to an increase in the fair value of outstanding awards under Skyhook’s long-term incentive plans as of December 31, 2018 as compared to December 31, 2017, coupled with additional grants of awards and the ongoing vestings of outstanding grants.

Depreciation and amortization

Depreciation and amortization decreased $904 thousand and $991 thousand for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decrease in depreciation and amortization expense during 2019 and 2018 was due to certain assets becoming fully depreciated.

Operating Income (Loss)

Operating income (loss) declined $17.3 million and improved $13.5 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods, due to the items discussed above.

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

Adjusted OIBDA declined $13.4 million and improved $12.9 million in the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. Adjusted OIBDA for the years ended December 31, 2019, 2018 and 2017 included $12.2 million, $6.7 million, and $6.9 million of corporate selling, general and administrative expenses, respectively.  The decrease in Adjusted OIBDA for the year ended December 31, 2019 is due to decreased revenue of $7.4 million, discussed above, coupled with higher operating and selling, general and administrative expenses, discussed above. The increase in Adjusted OIBDA for the year ended December 31, 2018 is due to increased revenue of $9.2 million, discussed above, coupled with lower operating expenses of $3.7 million, discussed above.

Other Income and Expense:

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Other income (expense):
Interest expense	$(25,166)	(23,302)	(19,570)
Share of earnings (losses) of affiliate	286,401	166,146	2,508,991
Gain (loss) on dilution of investment in affiliate	(79,329)	(43,575)	(17,872)
Realized and unrealized gains (losses) on financial instruments, net	1,170	3,659	3,098
Other, net	1,359	963	1,431
	$184,435	103,891	2,476,078

Interest expense

Interest expense increased $1.9 million and $3.7 million during the years ended December 31, 2019 and 2018, respectively. The increase in 2019 was driven by additional amounts outstanding on the credit agreement governing a multi-draw margin loan agreement credit facility entered into in 2017 by a bankruptcy remote wholly owned subsidiary of Liberty Broadband (as amended, the “Amended 2017 Margin Loan”) during 2019, as well as an increase in the weighted average interest rate during 2019 compared to the prior year.  The increase in 2018 was attributable to additional amounts outstanding on the Amended 2017

Margin Loan during 2018 as compared to the prior year, as well as an increase in our weighted average interest rate and LIBOR during 2018 as compared to the prior year.

Share of earnings (losses) of affiliates

Share of earnings from affiliates increased $120.3 million and decreased $2,342.8 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. Share of earnings (losses) from affiliates is attributable to the Company’s ownership interest in Charter. In May 2013, the Company acquired its initial investment in Legacy Charter. Upon acquisition, the Company allocated the excess basis, between the book basis of Legacy Charter and fair value of the shares acquired, and ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. Outstanding debt is amortized over the contractual period using the straight-line method. Amortization related to debt and intangible assets with identifiable useful lives is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying consolidated statements of operations and aggregated $124 million, $119 million, and $277 million, net of related taxes, for the years ended December 31, 2019, 2018 and 2017, respectively.

The following is a discussion of Charter’s stand alone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations. Charter is a separate publicly traded company and additional information about Charter can be obtained through its website and public filings, which are not incorporated by reference. The amounts included in the table below, derived from Charter’s public filings, represent Charter’s results for each of the years ended December 31, 2019, 2018 and 2017.

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Revenue	$45,764	43,634	41,581
Operating expenses, excluding stock-based compensation	(29,012)	(27,810)	(26,626)
Adjusted OIBDA	16,752	15,824	14,955
Depreciation and amortization	(9,926)	(10,318)	(10,588)
Stock-based compensation	(315)	(285)	(261)
Operating income	6,511	5,221	4,106
Other expenses, net	(4,080)	(3,535)	(3,078)
Net income (loss) before income taxes	2,431	1,686	1,028
Income tax benefit (expense)	(439)	(180)	9,087
Net income (loss)	$1,992	1,506	10,115

Charter’s revenue increased $2.1 billion during both of the years ended December 31, 2019 and 2018, as compared to the corresponding prior years. Revenue growth primarily reflects increases in the number of residential Internet and commercial business customers, price adjustments as well as the launch of Charter’s mobile service in the second half of 2018 offset by a decrease in video customers.

The increase in revenue during 2019 and 2018 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation, of $1.2 billion in each of the respective years. Operating costs also increased due to an increase in programming costs as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents partly offset by lower video customers and pay-per-view during the years ended December 31, 2019 and 2018. Charter expects programming expenses to continue to increase in future periods due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. Charter has been unable to fully pass these increases on to its customers and do not expect to be able to do so in the future without a potential loss of customers.

Operating costs also increased due to incremental mobile costs which were comprised of mobile device costs, and mobile services and operating costs. As Charter continues to launch its mobile service and scale the business, it is expected that these investments will have continued negative impacts on operating costs and Adjusted OIBDA.

Charter’s Adjusted OIBDA in 2019 and 2018 increased as a result of the above discussion. Increases in both of these periods primarily were the result of an increase in residential and commercial revenue partially offset by increases in programming costs and other expenses.

Depreciation and amortization expense decreased $392 million and $270 million during the years ended December 31, 2019 and 2018, respectively. The decreases in both years were primarily due to a decrease in depreciation and amortization as certain assets acquired from Legacy TWC and Legacy Bright House become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other expenses increased $545 million and $457 million in the years ended December 31, 2019 and 2018, respectively, compared to the corresponding prior year periods. Net interest expense increased by $257 million and $450 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase in 2019, as compared to the corresponding prior period, is primarily due to an increase in weighted average debt outstanding of approximately $3.0 billion primarily as a result of the issuance of notes in 2019 for general corporate purposes including stock buybacks and debt repayments, offset by a decrease in weighted average interest rates.  The increase in 2018 as compared to the corresponding prior year period was primarily due to an increase in weighted average debt outstanding of approximately $6.6 billion primarily as a result of the issuance of notes in 2018 for general corporate purposes including stock buybacks.  In addition, other expenses increased in 2019, as compared to the corresponding prior year period, due to other pension costs primarily as a result of a remeasurement loss recorded in 2019 versus a remeasurement gain in 2018.

Income tax expense increased $259 million and $9.3 billion during the years ended December 31, 2019 and 2018, respectively, compared to the corresponding prior year periods.  The income tax expense in 2019 was primarily the result of higher pretax income and lower benefit from state tax rate changes. The income tax benefit for the year ended December 31, 2017 of $9.1 billion was primarily due to the impact of the 2017 tax reform, which was enacted on December 22, 2017.

Gain (loss) on dilution of investment in equity affiliate

The loss on dilution of investment in affiliate during 2019 and 2018 is primarily due to the issuance of Charter common stock from the exercise of stock options held by employees and other third parties, as prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter warrants and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains on financial instruments, net decreased $2.5 million and increased $0.6 million for each of the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The realized gains during the years ended December 31, 2019, 2018 and 2017 were related to zero-strike call options (see note 4 in the accompanying consolidated financial statements for additional discussion).

Other, net

Other, net increased $396 thousand and decreased $468 thousand for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase in 2019 was primarily due to increases in dividend and interest income as a result of higher interest rates in the current year.  The decrease in 2018 was primarily due to decreases in dividend and interest income as a result of lower cash balances during 2018.

Income taxes

Our effective tax rate for the years ended December 31, 2019, 2018 and 2017 was 24%, 24% and 17%, respectively. During 2019, our effective tax rate was higher than the federal tax rate of 21% primarily due to state income taxes. During 2018, our effective tax rate was higher than the federal tax rate of 21% primarily due to state income taxes, partially offset by unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes. During 2017, our effective tax rate was lower than the federal tax rate of 35% primarily due to the effect of changes in the U.S. federal corporate tax rate from 35% to 21% on deferred taxes partially offset by the effect of state income taxes.

Net earnings (losses)

We had net earnings of $117.2 million, $70.0 million and $2,033.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The change in net earnings (losses) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2019, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our other investments, outstanding debt facilities including $425 million available to be drawn under our Amended 2017 Margin Loan Agreement until August 19, 2020, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2019, Liberty Broadband had a cash balance of $49.7 million.

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$(37,563)	(26,260)	(30,031)
Net cash provided (used) by investing activities	$(500)	(41)	(56)
Net cash provided (used) by financing activities	$4,684	28,147	(94,384)

The increase in cash used by operating activities in 2019 was primarily driven by the decrease in operating income, offset slightly by timing differences in working capital accounts.

The decrease in cash used by operating activities in 2018 was primarily driven by the increase in operating income, as well as the timing of differences in cash receipts and payments.

During the year ended December 31, 2019, net cash flows provided by financing activities were primarily from additional borrowing on the Amended 2017 Margin Loan Facility and the settlement of zero-strike call options, partially offset by the purchase of zero-strike call options and payment of withholding taxes on net settlements of stock-based compensation.

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

The projected use of our cash will be primarily to fund any operational needs of our subsidiary, to service debt, to reimburse Liberty for amounts due under various agreements, to fund potential investment opportunities, and refinance Liberty Broadband’s margin loan, under its Amended 2017 Margin Loan Agreement, maturing in 2021. We expect corporate cash to cover these expenses for the foreseeable future.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Information about the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, without uncertain tax positions as it is indeterminable when payments will be made, is summarized below.

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in thousands
Consolidated contractual obligations
Long-term debt	$575,000	—	575,000	—	—
Interest payments (1)	$36,613	22,236	14,377	—	—
Other	$2,634	1,762	872	—	—
Total	$614,247	23,998	590,249	—	—
(1)	Amounts (i) are based on our understanding of debt at December 31, 2019, (ii) assume the interest rates on our variable debt remain constant at the December 31, 2019 rates and (iii) assume that our existing debt is repaid at maturity.

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

The primary factors we consider in our determination of whether declines in fair value are other than temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair value of our publicly traded cost and equity investments is based on the market prices of the investments at the balance sheet date. Impairments are calculated as the difference between our carrying value and our estimate of fair value. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires judgment and includes estimates and assumptions, actual results could differ materially from our estimates and assumptions.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which could include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. In the future, we could achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of December 31, 2019, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$575	3.4%	$—	NA

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-14 for Management's Report on Internal Control Over Financial Reporting.

See page II-15 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2019, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2019, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm that audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-15 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty Broadband Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Broadband Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 3, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 3, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Broadband Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Broadband Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 3, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 5 to the consolidated financial statements, the Company’s equity method investee, Charter Communications, Inc. (Charter), has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Codification Topic 842, Leases.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Equity Method Accounting for the Company’s Investment in Charter

As discussed in Notes 3 and 5 to the consolidated financial statements, the Company has recorded an Investment in Charter of $12.2 billion as of December 31, 2019, accounted for using the equity method. The investment represents 99% of the total assets of the Company as of December 31, 2019. The investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses as they occur. The Company’s investment in Charter differs from the underlying equity of Charter which results in excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s investee within memo accounts used for equity accounting.

We identified the evaluation of the equity method of accounting for the Company’s investment in Charter as a critical audit matter. Evaluating the Company’s application of the equity method of accounting for the Company’s investment in Charter required a higher degree of auditor judgment given the nature and extent of audit effort required to address the matter, including the involvement of valuation professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s application of its equity method accounting, including the related share of earnings calculation, allocation of excess basis to the memo accounts, and the associated amortization. We performed risk assessment procedures, including sensitivity analyses, and applied auditor judgment to determine the nature and extent of procedures to be performed over the investment. We recalculated (1) the Company’s share of earnings of Charter, (2) the allocation of excess basis to the memo accounts, and (3) the related excess basis amortization. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the allocation of the excess basis, including (1) assessing the valuation methodology used by the Company to estimate the fair value of Charter’s assets and liabilities by comparison to generally accepted valuation methodologies, (2) assessing the identification of marketplace transactions used in the model by considering the comparability to Charter, and (3) assessing the allocation of excess basis to the underlying assets and liabilities of Charter by considering comparability to other market transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014

Denver, Colorado

February 3, 2020

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$49,724	83,103
Other current assets	2,409	1,471
Total current assets	52,133	84,574
Investment in Charter, accounted for using the equity method (note 5)	12,194,674	12,004,376
Other assets	9,535	9,487
Total assets	$12,256,342	12,098,437
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,168	3,504
Deferred revenue and other current liabilities	5,971	4,691
Total current liabilities	12,139	8,195
Debt (note 6)	572,944	522,928
Deferred income tax liabilities (note 7)	999,757	965,829
Other liabilities	3,556	2,867
Total liabilities	1,588,396	1,499,819
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,493,197 and 26,311,681 at December 31, 2019 and 2018, respectively	265	263
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,451,920 and 2,454,520 at December 31, 2019 and 2018, respectively	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 152,956,316 and 152,591,939 at December 31, 2019 and 2018, respectively	1,529	1,526
Additional paid-in capital	7,890,084	7,938,357
Accumulated other comprehensive earnings, net of taxes	8,158	7,778
Retained earnings (accumulated deficit)	2,767,885	2,650,669
Total equity	10,667,946	10,598,618
Commitments and contingencies (note 11)
Total liabilities and equity	$12,256,342	12,098,437

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in thousands,
	except per share amounts
Revenue:
Software sales	$14,859	22,256	12,320
Service	—	—	772
Total revenue	14,859	22,256	13,092
Operating costs and expenses
Operating, including stock-based compensation (note 9)	9,450	7,994	10,735
Selling, general and administrative, including stock-based compensation (note 9)	32,811	23,497	24,065
Depreciation and amortization	1,875	2,779	3,770
	44,136	34,270	38,570
Operating income (loss)	(29,277)	(12,014)	(25,478)
Other income (expense):
Interest expense	(25,166)	(23,302)	(19,570)
Share of earnings (losses) of affiliate (note 5)	286,401	166,146	2,508,991
Gain (loss) on dilution of investment in affiliate (note 5)	(79,329)	(43,575)	(17,872)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	1,170	3,659	3,098
Other, net	1,359	963	1,431
Earnings (loss) before income taxes	155,158	91,877	2,450,600
Income tax benefit (expense)	(37,942)	(21,924)	(416,933)
Net earnings (loss) attributable to Liberty Broadband shareholders	$117,216	69,953	2,033,667
Basic earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$0.65	0.39	11.19
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$0.64	0.38	11.10

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in thousands
Net earnings (loss)	$117,216	69,953	2,033,667
Other comprehensive earnings (loss), net of taxes:
Share of other comprehensive earnings (loss) of equity affiliate and other	380	(172)	768
Other	—	(474)	—
Other comprehensive earnings (loss), net of taxes	380	(646)	768
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$117,596	69,307	2,034,435

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$117,216	69,953	2,033,667
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,875	2,779	3,770
Stock-based compensation	10,511	5,707	5,292
Cash payments for stock-based compensation	(209)	(342)	(525)
Share of (earnings) losses of affiliate, net	(286,401)	(166,146)	(2,508,991)
(Gain) loss on dilution of investment in affiliate	79,329	43,575	17,872
Realized and unrealized (gains) losses on financial instruments, net	(1,170)	(3,659)	(3,098)
Deferred income tax expense (benefit)	37,940	21,569	416,838
Other, net	1,680	1,838	2,030
Changes in operating assets and liabilities:
Current and other assets	(820)	1,476	2,310
Payables and other liabilities	2,486	(3,010)	804
Net cash provided by operating activities	(37,563)	(26,260)	(30,031)
Cash flows from investing activities:
Capital expended for property and equipment	(500)	(41)	(70)
Other investing activities, net	—	—	14
Net cash used in investing activities	(500)	(41)	(56)
Cash flows from financing activities:
Borrowings of debt	50,000	158,000	500,000
Repayments of debt	—	(133,000)	(600,000)
Proceeds (payments) from issuances of financial instruments	(46,330)	(142,824)	(149,368)
Proceeds (payments) from settlements of financial instruments	47,500	146,483	155,683
Payment to former parent under tax sharing agreement related to net settlement of Awards	(49,718)	—	—
Other financing activities, net	3,232	(512)	(699)
Net cash provided by (used in) financing activities	4,684	28,147	(94,384)
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,379)	1,846	(124,471)
Cash, cash equivalents and restricted cash, beginning of period	83,103	81,257	205,728
Cash, cash equivalents and restricted cash, end of period	$49,724	83,103	81,257

Supplemental disclosure to the consolidated statements of cash flows:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Cash paid for interest	$23,908	21,948	17,496
Cash paid (received) for taxes	$5	(730)	(1,787)

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Equity

Years ended December 31, 2019, 2018 and 2017

						Accumulated	Retained
					Additional	other	earnings
	Preferred	Common stock			paid-in	comprehensive	(accumulated	Total
	Stock	Series A	Series B	Series C	capital	earnings	deficit)	equity
	amounts in thousands
Balance at December 31, 2016	$—	262	25	1,530	7,945,883	7,656	517,736	8,473,092
Net earnings (loss)	—	—	—	—	—	—	2,033,667	2,033,667
Other comprehensive earnings (loss)	—	—	—	—	—	768	—	768
Stock-based compensation	—	—	—	—	5,358	—	—	5,358
Issuance of common stock upon exercise of stock options	—	—	—	1	2,456	—	—	2,457
Cumulative effect of accounting change at Charter	—	—	—	—	—	—	17,361	17,361
Non-cash settlement of financial instrument	—	—	—	(5)	(45,797)	—	—	(45,802)
Balance at December 31, 2017	—	262	25	1,526	7,907,900	8,424	2,568,764	10,486,901
Net earnings (loss)	—	—	—	—	—	—	69,953	69,953
Other comprehensive earnings (loss)	—	—	—	—	—	(646)	—	(646)
Stock-based compensation	—	—	—	—	5,402	—	—	5,402
Issuance of common stock upon exercise of stock options	—	1	—	—	737	—	—	738
Cumulative effect of accounting change (note 3)	—	—	—	—	—	—	1,223	1,223
Cumulative effect of accounting change at Charter	—	—	—	—	—	—	10,729	10,729
Noncontrolling interest activity at Charter	—	—	—	—	24,318	—	—	24,318
Balance at December 31, 2018	—	263	25	1,526	7,938,357	7,778	2,650,669	10,598,618
Net earnings (loss)	—	—	—	—	—	—	117,216	117,216
Other comprehensive earnings (loss)	—	—	—	—	—	380	—	380
Stock-based compensation	—	—	—	—	10,216	—	—	10,216
Issuance of common stock upon exercise of stock options	—	—	—	1	4,481	—	—	4,482
Payment to former parent under tax sharing agreement related to net settlement of Awards	—	—	—	—	(49,921)	—	—	(49,921)
Noncontrolling interest activity at Charter and other	—	2	—	2	(13,049)	—	—	(13,045)
Balance at December 31, 2019	$—	265	25	1,529	7,890,084	8,158	2,767,885	10,667,946

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. See below for a description of an amendment to the services agreement in December 2019. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, amounts reimbursable to Liberty were approximately $54.2 million and $3.5 million for the years ended December 31, 2019 and 2018, respectively.

In December 2019, the Company entered into an amendment to the services agreement with Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., GCI Liberty, Inc., and Qurate Retail, Inc. (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement, currently set at 18% for the Company. The new agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million, an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

his entry into his new agreement of $90 million (the “upfront awards”). A portion of the grants made to our CEO in the year ended December 31, 2019 related to our company’s allocable portion of these upfront awards.

On May 18, 2016, Time Warner Cable merged with Charter (the “Time Warner Cable Merger”). In connection with the Time Warner Cable Merger, Legacy Charter underwent a corporate reorganization, resulting in CCH I, LLC (“Charter”), a former subsidiary of Charter, becoming the new publicly traded parent company. Also on May 18, 2016, the previously announced acquisition of Bright House Networks, LLC (“Bright House”) from Advance/Newhouse Partnership (“A/N”) by Charter (the “Bright House Transaction”) was completed. In connection with the Time Warner Cable Merger and Bright House Transaction, Liberty Broadband entered into certain agreements with Legacy Charter, Charter (for accounting purposes a related party of the Company), Liberty Interactive Corporation (“Liberty Interactive” (now known as Qurate Retail, Inc.), for accounting purposes a related party of the Company) and Time Warner Cable. As a result of the Time Warner Cable Merger and Bright House Transaction (collectively, the “Transactions”), Liberty Broadband exchanged its shares of Time Warner Cable for shares of Charter and purchased additional shares of Charter. As a result, and pursuant to proxy agreements with GCI Liberty, Inc. (the “GCI Liberty Agreement”) and A/N (the “A/N Proxy”), Liberty Broadband controls 25.01% of the aggregate voting power of Charter. See note 5 for additional detail regarding these transactions and corresponding agreements.

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

Skyhook’s Precision Location Solution works by collecting nearby radio signals (such as information from WiFi access points, cell towers, IP addresses and other radio beacons) that are observed by a mobile device. Skyhook’s Geospatial Insights product uses location data to analyze foot traffic patterns and better understand the real-world behavior of consumers. Skyhook’s revenue is derived from the sale and integration of its Precision Location Solution (including the licensing of software and data components that make up that solution) and the licensing of Geospatial Insights data. In addition, Skyhook earns revenue through entering into licensing agreements with companies to utilize its underlying intellectual property (including patents).

Charter is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 29.2 million residential and small and medium business customers at December 31, 2019. Charter offers mobile services to residential customers and recently launched mobile service to small and medium business customers. In addition, Charter sells video and online advertising inventory to local, regional and

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

national advertising customers and tailored communications and managed solutions to larger enterprise customers.  Charter also owns and operates regional sports networks and local sports, news and community channels.

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

The fair value of certain of the Company’s derivative instruments are estimated using the Black Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtained volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate was obtained at the inception of the derivative instrument and updated each reporting period, based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Management judgment was required in estimating the Black-Scholes variables. The Company had no outstanding derivative instruments at December 31, 2019 or December 31, 2018.

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

The primary factors we consider in our determination of whether declines in fair value are other than temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair value of our publicly traded cost

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

and equity investments is based on the market prices of the investments at the balance sheet date. Impairments are calculated as the difference between our carrying value and our estimate of fair value. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires judgment and includes estimates and assumptions, actual results could differ materially from our estimates and assumptions.

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

Upon adoption, we recognized a net cumulative effect of applying the new revenue guidance as a net increase to the opening balance of retained earnings of $1.2 million, as well as an increase to other current assets of $0.3 million, an increase to deferred income tax liabilities of $0.4 million and a decrease to deferred revenue and other current liabilities of $1.3 million, primarily due to changes in the timing of revenue recognition. The impact of the new accounting guidance to our consolidated statement of operations was not meaningful for the years ended December 31, 2019 and 2018, and we do not expect it to be meaningful going forward.

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

December 31, 2019, 2018 and 2017

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

Deferred Revenue.  At January 1, 2019, deferred revenue liabilities consisted of $4.3 million and $1.9 million, included in deferred revenue and other current liabilities and other liabilities, respectively. Of this $6.2 million that was recorded as deferred revenue, $4.3 million was recognized as revenue during the year ended December 31, 2019. At December 31, 2019, the related balance consisted of $4.8 million and $1.8 million, included in deferred revenue and other current liabilities, and other liabilities, respectively. Of this $6.6 million that was recorded as deferred revenue, we expect to recognize approximately 97% over the next three years.

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

Accounting Policies Elected. The Company elected to exclude all taxes assessed by a governmental authority from the measurement of the transaction price.

Practical Expedients Utilized.  The Company has elected to apply the new revenue guidance only to those contracts that were not completed contracts as of December 31, 2017 and considered contract modifications that occurred prior to January 1, 2018 as combined with the original contract. Subsequent to January 1, 2018, the Company considers each modification separately in accordance with the new guidance.

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

December 31, 2019, 2018 and 2017

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

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. The Company’s largest customers, that accounted for greater than 10% of revenue, aggregated 58% of total revenue for the year ended December 31, 2019, 66% of total revenue for the year ended December 31, 2018 and 57% for the year ended December 31, 2017.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Earnings per Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

	Years ended December 31,
	2019	2018	2017
	number of shares in thousands
Basic WASO	181,531	181,325	181,772
Potentially dilutive shares	1,253	1,264	1,374
Diluted WASO	182,784	182,589	183,146

Potential common shares excluded from diluted EPS because their inclusion would be antidilutive for the years ended December 31, 2019, 2018 and 2017 are approximately 309 thousand, 10 thousand and zero, respectively.

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2019			December 31, 2018
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in thousands
Cash equivalents	$48,174	48,174	—	67,329	67,329	—

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2019	2018	2017
	(amounts in thousands)
Derivative instruments (1)	1,170	3,659	3,098
	$1,170	3,659	3,098
(1)	See note 8 for a summary of the Company’s zero-strike call option activity.

(5) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of December 31, 2019, the carrying value of Liberty Broadband’s ownership in Charter was approximately $12,195 million. The market value of Liberty Broadband’s ownership in Charter as of December 31, 2019 was approximately $26,229 million, which represented an approximate economic ownership of 26% of the outstanding equity of Charter as of that date.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

During the years ended December 31, 2019, 2018 and 2017, there was a dilution loss of $79 million, $44 million, and $18 million, respectively, in the Company’s investment in Charter. The dilution losses are attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

During the years ended December 31, 2019, 2018 and 2017, the Company recorded $380 thousand, $172 thousand and $768 thousand, respectively, of its share of Charter’s other comprehensive earnings (loss), net of income taxes. Charter records gains and losses related to the fair value of its interest rate swap agreements which qualify as hedging activities in other comprehensive earnings (loss). The pre-tax portion of Liberty Broadband’s share of Charter’s other comprehensive earnings was $0.5 million, $0.2 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The excess basis has been allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	Years ended December 31,
	2019	2018
Property and equipment	$225	328
Customer relationships	1,043	721
Franchise fees	1,996	1,821
Trademarks	29	29
Goodwill	1,630	1,202
Debt	(9)	(105)
Deferred income tax liability	(817)	(698)
	$4,097	3,298

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 5 years and 10 years, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the year ended December 31, 2019, was primarily due to Charter’s share buyback program. Included in our share of earnings from Charter of $286 million, $166 million and $2,509 million for the years ended December 31, 2019, 2018 and 2017, respectively, are $124 million, $119 million and $277 million, respectively, of losses, net of taxes, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

Accounting Changes

Charter adopted the new leasing standard as of January 1, 2019, using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption. The new standard resulted in the recording of leased assets and lease liabilities for Charter’s operating leases of approximately $1.1 billion and $1.2 billion, respectively, as of January 1, 2019.  The difference between the leased assets and lease liabilities primarily represents the prior year end deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the leased assets.  The adoption of the standard did not have an impact on Charter’s shareholders equity, results from operations and cash flows.

Charter adopted several new accounting standards during the year ended December 31, 2018, including the new revenue guidance and guidance related to tax consequences of intra-entity asset transfers (other than the transfer of inventory). Upon adoption of the standards, Charter recognized an increase to total shareholders’ equity of $69 million during the year ended December 31, 2018.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Summarized financial information for Charter is as follows:

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
	amounts in millions
Current assets	$6,537	2,944
Property and equipment, net	34,591	35,126
Goodwill	29,554	29,554
Intangible assets	74,775	76,884
Other assets	2,731	1,622
Total assets	$148,188	146,130
Current liabilities	$12,385	12,095
Deferred income taxes	17,711	17,389
Long-term debt	75,578	69,537
Other liabilities	3,703	2,837
Equity	38,811	44,272
Total liabilities and equity	$148,188	146,130

Consolidated Statements of Operations

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Revenue	$45,764	43,634	41,581
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	29,224	27,860	26,541
Depreciation and amortization	9,926	10,318	10,588
Other operating expenses, net	103	235	346
	39,253	38,413	37,475
Operating income	6,511	5,221	4,106
Interest expense, net	(3,797)	(3,540)	(3,090)
Loss on extinguishment of debt	(25)	—	(40)
Other income (expense), net	(258)	5	52
Income tax (expense) benefit	(439)	(180)	9,087
Net earnings (loss)	1,992	1,506	10,115
Less: Net income attributable to noncontrolling interests	(324)	(276)	(220)
Net Income (loss) attributable to Charter shareholders	$1,668	1,230	9,895

(6) Debt

Amended 2017 Margin Loan Facility

On August 19, 2019, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”), entered into Amendment No. 2 to its multi-draw margin loan credit facility (the “Amended 2017 Margin Loan Facility” and, the credit agreement governing such facility, the “Amended 2017 Margin Loan Agreement”) with Wilmington Trust, National Association as the successor

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

administrative agent, BNP Paribas, Dublin Branch, as the successor calculation agent, and the lenders thereunder. SPV is permitted, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $1.0 billion. SPV will also have the ability from time to time to request additional loans in an aggregate principal amount of up to $1.0 billion on an uncommitted basis subject to certain conditions. SPV had borrowed $575 million and $525 million as of December 31, 2019 and 2018, respectively. SPV has $425 million available to be drawn until August 19, 2020. The maturity date of the loans under the Amended 2017 Margin Loan Agreement is August 24, 2021 (except for any incremental loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Borrowings under the Amended 2017 Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%, unless it is unlawful for the applicable lender to fund or maintain loans based on LIBOR or there are material restrictions on the applicable lender to do so, in which case borrowings under the Amended 2017 Margin Loan Agreement will either (a) bear interest at 0.5% plus the higher of (i) the federal funds rate plus ½ of 1%, (ii) the prime rate and (iii) LIBOR plus 1% for each day during such period or (b) be prepaid. Borrowings outstanding under this margin loan bore interest at a rate of 3.4% per annum at December 31, 2019, and was calculated as LIBOR plus 1.5%. Interest is payable quarterly in arrears beginning on September 29, 2017. SPV used available cash and a portion of the proceeds of the loans under the Amended 2017 Margin Loan Facility to repay the two margin loan agreements entered into by a wholly-owned special purpose subsidiary of the Company on October 30, 2014 and two margin loan agreements entered into by another wholly-owned special purpose subsidiary of the Company on March 21, 2016.

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

SPV’s obligations under the Amended 2017 Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Amended 2017 Margin Loan Agreement. The Amended 2017 Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of December 31, 2019, 6.8 million shares of Charter with a value of $3.3 billion were pledged as collateral pursuant to the Amended 2017 Margin Loan Agreement.

(7) Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, the most significant of which was a reduction to the U.S. federal corporate tax rate from 35 percent to 21 percent. The Company reflected the income tax effects of the Tax Act for which the accounting was known as of December 31, 2017.  As of December 31, 2018, the Company had completed its analysis of the tax effects of the Tax Act.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Income tax benefit (expense) consists of:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Current:
Federal	$—	—	(11)
State and local	(2)	(355)	(84)
	(2)	(355)	(95)
Deferred:
Federal	(30,841)	(17,501)	(301,837)
State and local	(7,099)	(4,068)	(115,001)
	(37,940)	(21,569)	(416,838)
Income tax benefit (expense)	$(37,942)	(21,924)	(416,933)

Income tax benefit (expense) differs from the amounts computed by applying the applicable U.S. federal income tax rate of 21%in 2019 and 2018 and 35% in 2017 as a result of the following:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Computed expected tax benefit (expense)	$(32,583)	(19,294)	(857,710)
State and local taxes, net of federal income taxes	(5,414)	(3,831)	(74,805)
Change in valuation allowance	(249)	380	(1,208)
Change in tax rate - other	18	(27)	—
Change in tax rate - U.S. tax reform	—	—	515,773
Derivative instrument	246	768	1,084
Other	40	80	(67)
Income tax (expense) benefit	$(37,942)	(21,924)	(416,933)

For the year ended December 31, 2019, the significant reconciling item, as noted in the table above, is the result of state income taxes.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2019	2018
	amounts in thousands
Deferred tax assets:
Tax loss and tax credit carryforwards	$66,329	56,056
Accrued stock-based compensation	7,969	5,571
Deferred revenue	1,562	1,430
Other	114	44
Total deferred tax assets	75,974	63,101
Less: valuation allowance	(8,021)	(7,773)
Net deferred tax assets	67,953	55,328
Deferred tax liabilities:
Investments	(1,067,492)	(1,020,869)
Intangible assets	(46)	(261)
Other	(74)	(27)
Total deferred tax liabilities	(1,067,612)	(1,021,157)
Net deferred tax asset (liability)	$(999,659)	(965,829)

The Company’s valuation allowance increased $0.2 million in 2019, which affected tax expense during the year ended December 31, 2019.

At December 31, 2019, the Company had a deferred tax liability on investments of $1,067.5 million due to its share of earnings in its equity investment in Charter.

At December 31, 2019, Liberty Broadband had federal and state net operating losses, capital loss carryforwards, interest expense carryforwards and tax credit carryforwards for income tax purposes aggregating $66.3 million (on a tax effected basis). Of the $66.3 million, $17.1 million are carryforwards with no expiration. The remaining carryforwards expire at certain future dates. These carryforwards are expected to be utilized prior to expiration, except for $8.0 million which based on current projections, may expire unused and accordingly are subject to a valuation allowance.  The carryforwards that are expected to be utilized will begin to expire in 2020.

As of December 31, 2019, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2019, the IRS has completed its examination of Liberty Broadband’s 2016, 2017 and 2018 tax years.  Liberty Broadband’s 2019 tax year is being examined as part of the IRS’s Compliance Assurance Process “CAP” program. Because Liberty Broadband’s ownership of Charter is less than the required 80%, Charter is not consolidated with Liberty Broadband for federal income tax purposes.

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

In addition, following the completion of the Broadband Spin-Off, on December 10, 2014, stockholders received a subscription right to acquire one share of Liberty Broadband Series C common stock for every five shares of Liberty Broadband

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

common stock they held as of the rights record date. Accordingly, 17,277,224 shares of Series C common stock were issued to those rightsholders exercising basic and, as applicable, oversubscription privileges. The subscription rights were issued to raise capital for general corporate purposes of Liberty Broadband.

In connection with the Time Warner Cable Merger in May 2016, Liberty Broadband funded its purchase of shares of Charter Class A common stock using proceeds of $4.4 billion related to subscriptions for approximately 78.3 million newly issued shares of Liberty Broadband Series C common stock, par value $0.01 per share (the “Series C Shares”), at a price per share of $56.23. The purchasers of the Series C Shares were Liberty Interactive through its Liberty Ventures Group (approximately 42.7 million shares) and certain other third party investors, which all invested on substantially similar terms. The Liberty Ventures Group was later attributed to GCI Liberty, Inc. in a split-off transaction, including its interest in Series C Shares of the Company. As a result of the issuance of the Series C Shares in connection with the Transactions, GCI Liberty, Inc.’s non-voting economic ownership in Liberty Broadband was 23.5% as of December 31, 2019.

The Company had an outstanding zero-strike call option on 704,908 Series C Shares at December 31, 2016, which expired in March 2017. The Company prepaid a premium of $47.9 million in December 2016.  Liberty Broadband exercised its option to settle the contract in cash in March 2017 for cash proceeds of $50.0 million. The Company entered into another zero-strike call option on 527,156 shares of Liberty Broadband Series C common stock and prepaid a premium of $47.7 million in October 2017. Upon expiration of the contract in December 2017, the Company physically settled the contract by purchasing 527,156 shares of Liberty Broadband Series C common stock at a price of $90.54 per share. As of December 31, 2018, the Company had no zero-strike call options outstanding. In September 2019, the Company entered into a zero-strike call option on 460,675 shares of Liberty Broadband Series C common stock and prepaid a premium of $46.3 million. Upon expiration of the contract in December 2019, the Company exercised its option to settle the contract in cash for proceeds of $47.5 million. As of December 31, 2019, the Company had no zero-strike call options outstanding. The Company accounted for the zero-strike call option as a financial instrument asset due to its settlement provisions. Accordingly, changes in the fair value of the asset are included in realized and unrealized gains (losses) on financial instruments in the accompanying statement of operations.

Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.  As of December 31, 2019, no shares of preferred stock were issued.

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

As of December 31, 2019, there were 4 thousand shares of Series A and 1.9 million shares of Series C common stock reserved for issuance under exercise privileges of outstanding stock options.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(9) Stock-Based Compensation

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands).

	December 31,
	2019	2018	2017
Operating expense	$113	108	178
Selling, general and administrative	10,398	5,599	5,114
	$10,511	5,707	5,292

Liberty Broadband - Incentive Plans

Pursuant to the Liberty Broadband 2019 Omnibus Incentive Plan, the Company may grant Awards to be made in respect of a maximum of 6.0 million shares of Liberty Broadband common stock. Awards generally vest over 1-5 years and have a term of 7-10 years.  Liberty Broadband issues new shares upon exercise of equity awards.

Liberty Broadband – Grants of Stock Options

During the year ended December 31, 2019, Liberty Broadband granted 302 thousand options to purchase shares of Series C Liberty Broadband common stock and 25 thousand performance-based restricted stock units (“RSUs”) of Series C Liberty Broadband common stock to our CEO. Such options had a weighted average grant-date fair value (“GDFV”) of $31.12 per share. The RSUs had a GDFV of $88.99 per share at the time they were granted. The options mainly vest on December 31, 2023 and the RSUs cliff vest one year from the month of grant, subject to satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.  This grant includes the first upfront option grant related to the CEO’s new employment agreement. See discussion in note 1 regarding the new compensation agreement with the Company’s CEO.

Also during the year ended December 31, 2019, Liberty Broadband granted to its employees 41 thousand options to purchase shares of Series C Liberty Broadband common stock. Such options had a weighted average GDFV of $32.21 and vest between three and five years.

During the years ended December 31, 2019, 2018 and 2017, Liberty Broadband granted 8 thousand, 10 thousand and 16 thousand options, respectively, to purchase shares of Series C Liberty Broadband common stock to its non-employee directors with a weighted average GDFV of $31.18, $24.04 and $22.68 per share, respectively, which cliff vest over a one year vesting period. There were no options to purchase shares of Series A common stock granted during 2019.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2019, 2018 and 2017, the range of expected terms was 5.3 to 6.3 years.  The volatility used in the calculation for Awards is based on the historical volatility of Liberty Broadband common stock. For grants made in 2019, 2018 and 2017, the range of volatilities was 24.4% to 25.7%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Liberty Broadband – Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2019	393	$33.31
Granted	—	$—
Exercised	(389)	$33.16
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2019	4	$47.92	2.0	$—
Exercisable at December 31, 2019	4	$47.92	2.0	$—

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2019	2,356	$43.77
Granted	351	$117.52
Exercised	(775)	$33.14
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2019	1,932	$61.43	5.3	$124
Exercisable at December 31, 2019	1,622	$50.00	4.9	$123

The Company had no outstanding Series B options during 2019.

As of December 31, 2019, the total unrecognized compensation cost related to unvested Liberty Broadband Awards was approximately $9.7 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.5 years.

As of December 31, 2019, Liberty Broadband reserved 1.9 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Liberty Broadband – Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2019, 2018 and 2017 was $91.7 million, $3.0 million and $8.1 million, respectively.

Liberty Broadband – Restricted Shares

The aggregate fair value of all Series A and Series C restricted shares of Liberty Broadband common stock that vested during the years ended December 31, 2019, 2018 and 2017 was $2.6 million, $112 thousand and $116 thousand, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

As of December 31, 2019, the Company had approximately 47 thousand unvested restricted shares of Series A and Series C Liberty Broadband common stock held by certain directors, officers and employees of the Company with a weighted average GDFV of $84.85 per share.

Skyhook equity incentive plans

Long-Term Incentive Plans

Skyhook has a long-term incentive plan which provides for the granting of PARs and PSUs to employees, directors, and consultants of Skyhook that is not significant to Liberty Broadband. As of December 31, 2019 and 2018, $1.2 million and $1.1 million, respectively, are included in other liabilities for the fair value (Level 2) of the Company's LTIP obligations.

(10) Employee Benefit Plans

Employees of Skyhook participate in a separate defined-contribution plan administered by Skyhook (the “Skyhook 401(k) Plan”). The Skyhook 401(k) Plan provides for employees to make contributions by salary reductions for investment in several mutual funds and/or a self-directed brokerage account pursuant to Section 401(k) of the Internal Revenue Code.

Pursuant to the existing Skyhook 401(k) Plan, Skyhook employees are eligible for 100% matching contributions for each dollar contributed up to 10%, subject to certain limitations. For the years ended December 31, 2019, 2018 and 2017, Skyhook contributed approximately $0.8 million, $0.8 million and $1.0 million, respectively.

(11) Commitments and Contingencies

Leases

Skyhook leases various properties under operating leases expiring at various times through 2022. The aggregate minimum annual lease payments under the noncancelable operating leases as of December 31, 2019 are as follows (amounts in thousands):

Operating Leases
2020	$630
2021	432
2022	440
Total lease payments	1,502
Less: imputed interest	144
Total lease liabilities	$1,358

Skyhook’s two principal facilities are under lease through December 2020 and December 2022, respectively. Total operating lease cost for the year ended December 31, 2019 was $0.7 million.  Total rental expense for the years ended December 31, 2018 and 2017 was $1.0 million and $1.1 million, respectively.

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

December 31, 2019, 2018 and 2017

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

For the year ended December 31, 2019, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

●	Skyhook— a wholly owned subsidiary of the Company that provides the Precision Location Solution (a location determination service) and Geospatial Insights product (a location intelligence and data insights service).
●	Charter—an equity method investment that is one of the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Performance Measures

	Years ended December 31,
	2019		2018		2017
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in thousands
Skyhook	$14,859	(4,704)	22,256	3,161	13,092	(9,496)
Charter	45,764,000	16,752,000	43,634,000	15,824,000	41,581,000	14,955,000
Corporate and other	—	(12,187)	—	(6,689)	—	(6,920)
	45,778,859	16,735,109	43,656,256	15,820,472	41,594,092	14,938,584
Eliminate equity method affiliate	(45,764,000)	(16,752,000)	(43,634,000)	(15,824,000)	(41,581,000)	(14,955,000)
Consolidated Liberty Broadband	$14,859	(16,891)	22,256	(3,528)	13,092	(16,416)

Other Information

	December 31, 2019			December 31, 2018
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in thousands
Skyhook	$18,145	—	500	21,763	—	41
Charter	148,188,000	—	7,195,000	146,130,000	—	9,125,000
Corporate and other	12,238,197	12,194,674	—	12,076,674	12,004,376	—
	160,444,342	12,194,674	7,195,500	158,228,437	12,004,376	9,125,041
Eliminate equity method affiliate	(148,188,000)	—	(7,195,000)	(146,130,000)	—	(9,125,000)
Consolidated Liberty Broadband	$12,256,342	12,194,674	500	12,098,437	12,004,376	41

Revenue by Geographic Area

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
United States	$12,507	19,946	10,315
Other countries	2,352	2,310	2,777
	$14,859	22,256	13,092

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and earnings (loss) before income taxes:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Consolidated segment Adjusted OIBDA	$(16,891)	(3,528)	(16,416)
Stock-based compensation	(10,511)	(5,707)	(5,292)
Depreciation and amortization	(1,875)	(2,779)	(3,770)
Operating income (loss)	(29,277)	(12,014)	(25,478)
Interest expense	(25,166)	(23,302)	(19,570)
Share of earnings (loss) of affiliates, net	286,401	166,146	2,508,991
Gain (loss) on dilution of investment in affiliate	(79,329)	(43,575)	(17,872)
Realized and unrealized gains (losses) on financial instruments, net	1,170	3,659	3,098
Other, net	1,359	963	1,431
Earnings (loss) before income taxes	$155,158	91,877	2,450,600

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(13) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands, except per share amounts
2019:
Revenue	$3,458	3,747	3,713	3,941
Operating income (loss)	$(6,201)	(7,166)	(7,588)	(8,322)
Net earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders	$(14,301)	12,052	27,496	91,969
Basic earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.08)	0.07	0.15	0.51
Diluted earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.08)	0.07	0.15	0.50

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands, except per share amounts
2018:
Revenue	$11,791	3,371	3,518	3,576
Operating income (loss)	$2,246	(5,071)	(4,096)	(5,093)
Net earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders	$(15,070)	10,580	59,639	14,804
Basic earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.08)	0.06	0.33	0.08
Diluted earnings (loss) attributable to Liberty Broadband Corporation Series A, Series B and Series C stockholders per common share	$(0.08)	0.06	0.33	0.08

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2020:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

We expect to file our definitive proxy statement for our 2020 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 29, 2020.

III-1

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

Included in Part II of this report:

(a)(2)  Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
(ii)

The audited consolidated financial statements of Charter Communications, Inc. as of December 31, 2019 and 2018, and for each of the years ended December 31, 2019, 2018 and 2017, as well as the accompanying notes thereto and the related Report of Independent Registered Public Accounting Firm, are contained in Charter Communications, Inc.’s Annual Report on  Form 10-K for the year ended December 31, 2019, filed with the SEC on January 31, 2020 and are incorporated herein by reference as Exhibit 99.1.

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

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

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

4.5

Form of Amendment No. 1 to Margin Loan Agreement, dated as of August 24, 2018 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 1, 2018 (File No. 001-36713)).

4.6

Form of Amendment No. 2 to Margin Loan Agreement and Amendment No. 1 to Collateral Account Control Agreement, dated as of August 19, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 1, 2019 (File No. 001-36713)).

4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

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

10.4

Amendment to Stockholders Agreement, dated as of September 29, 2014, by and among Charter Communications, Inc., Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 7(d) to Liberty Media Corporation’s Schedule 13D in respect of common stock of Charter Communications, Inc., filed on October 10, 2014 (File No. 005-57191)).

10.5

Second Amended and Restated Stockholders Agreement, dated May 23, 2015, by and among Charter Communications, Inc., CCH I, LLC, Liberty Broadband Corporation, and Advance/Newhouse Partnership (incorporated by reference to Annex C to CCH I, LLC’s Registration Statement on Form S-4 filed on June 26, 2015 (File No. 333-205240)).

10.6

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

10.7

Proxy and Right of First Refusal Agreement, dated as of May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership, Charter Communications, Inc. and CCH I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2016 (File No. 001-36713) (the “May 20, 2016 8-K”)).

10.8

Proxy and Right of First Refusal Agreement, dated as of May 23, 2015, by and between Liberty Broadband Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 29, 2015 (File No. 001-36713)).

10.9

Amendment No. 1 to the Proxy and Right of First Refusal Agreement, dated May 13, 2016, by and among Liberty Broadband Corporation, Liberty Interactive Corporation and LV Bridge, LLC (incorporated by reference to Exhibit 7(n) to the May 26, 2016 13D/A).

10.10

Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 12, 2016 (File No. 001-36713) (the “2015 10-K”)).

10.11+

Form of Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.21 to the 2015 10-K).

10.12+

Form of Restricted Stock Award Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.22 to the 2015 10-K).

10.13

Registration Rights Agreement, dated as of May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership and Charter Communications, Inc. (incorporated by reference to Exhibit 10.3 to Charter Communications, Inc.’s Current Report on Form 8-K filed on May 20, 2016 (File No. 001-33664)).

10.14+

Amendment, dated March 12, 2018, of certain Liberty Broadband Corporation incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 2, 2018 (File No. 001-36713)).

10.15

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019 (File No. 001-36713)).

10.16+	Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed on April 18, 2019 (File No. 001-36713)).

10.17+	Form of Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan.*

10.18+	Form of Performance-Based Restricted Stock Units Award Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan.*

10.19+

Services Agreement, dated as of November 4, 2014, by and between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 14, 2014 (File No. 001-36713)).

10.20+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc.*

10.21+

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 001-35707) (the “LMC 2019 8-K”)).

10.22+

Form of Annual Option Award Agreement between Liberty Broadband Corporation and Gregory B. Maffei under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (Filed No. 001-36713) (the “December 2019 8-K”)).

10.23+

Form of Annual Performance-based Restricted Stock Unit Award Agreement between Liberty Broadband Corporation and Gregory B. Maffei under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the December 2019 8-K).

10.24+

Form of Upfront Award Agreement between Liberty Broadband Corporation and Gregory B. Maffei under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 8-K).

21	Subsidiaries of Liberty Broadband Corporation.*

23.1	Consent of KPMG LLP.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**
99.1

Audited consolidated financial statements of Charter Communications, Inc. as of December 31, 2019 and 2018 and for each of the years ended December 31, 2019, 2018 and 2017 (incorporated by reference to Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-33664), filed on January 31, 2020).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LIBERTY BROADBAND CORPORATION

Date: February 3, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: February 3, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 3, 2020
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	February 3, 2020
Gregory B. Maffei	and President

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 3, 2020
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/J. David Wargo	Director	February 3, 2020
J. David Wargo

/s/Richard R. Green	Director	February 3, 2020
Richard R. Green

/s/John E. Welsh III	Director	February 3, 2020
John E. Welsh III