Form 10-Q
period 2020-03-31
Liberty Broadband Corp
filed 2020-05-01
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of April 15, 2020 was:

	Series A	Series B	Series C
Liberty Broadband Corporation Common Stock	26,493,328	2,451,828	152,981,564

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2020	2019
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$18,357	49,724
Other current assets	2,665	2,409
Total current assets	21,022	52,133
Investment in Charter, accounted for using the equity method (note 4)	12,194,726	12,194,674
Other assets	9,406	9,535
Total assets	$12,225,154	12,256,342
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,260	6,168
Deferred revenue and other current liabilities	3,850	5,971
Total current liabilities	8,110	12,139
Debt (note 5)	573,269	572,944
Deferred income tax liabilities	992,704	999,757
Other liabilities	4,100	3,556
Total liabilities	1,578,183	1,588,396
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,493,328 shares at March 31, 2020 and 26,493,197 shares at December 31, 2019	265	265
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,451,828 shares at March 31, 2020 and 2,451,920 shares at December 31, 2019	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 152,981,564 shares at March 31, 2020 and 152,956,316 shares at December 31, 2019	1,530	1,529
Additional paid-in capital	7,876,950	7,890,084
Accumulated other comprehensive earnings, net of taxes	8,158	8,158
Retained earnings	2,760,043	2,767,885
Total equity	10,646,971	10,667,946
Commitments and contingencies (note 7)
Total liabilities and equity	$12,225,154	12,256,342

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2020	2019
	(amounts in thousands, except per share amounts)
Revenue:
Software sales	$3,994	3,458
Service	110	—
Total revenue	4,104	3,458
Operating costs and expenses
Operating, including stock-based compensation (note 6)	2,468	2,253
Selling, general and administrative, including stock-based compensation (note 6)	8,418	6,938
Depreciation and amortization	493	468
	11,379	9,659
Operating income (loss)	(7,275)	(6,201)
Other income (expense):
Interest expense	(5,861)	(6,543)
Share of earnings (losses) of affiliates (note 4)	61,682	34,849
Gain (loss) on dilution of investment in affiliate (note 4)	(59,325)	(41,403)
Other, net	163	423
Net earnings (loss) before income taxes	(10,616)	(18,875)
Income tax benefit (expense)	2,774	4,574
Net earnings (loss) attributable to Liberty Broadband shareholders	$(7,842)	(14,301)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.04)	(0.08)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$(0.04)	(0.08)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2020	2019
	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(7,842)	(14,301)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	493	468
Stock-based compensation	1,801	2,616
Share of (earnings) losses of affiliates, net	(61,682)	(34,849)
(Gain) loss on dilution of investment in affiliate	59,325	41,403
Deferred income tax expense (benefit)	(2,774)	(4,574)
Other, net	436	302
Changes in operating assets and liabilities:
Current and other assets	(192)	349
Payables and other liabilities	(4,066)	(2,975)
Net cash provided (used) by operating activities	(14,501)	(11,561)
Cash flows from investing activities:
Capital expended for property and equipment	(15)	(17)
Exercise of preemptive right to purchase Charter shares	(14,910)	—
Net cash provided (used) by investing activities	(14,925)	(17)
Cash flows from financing activities:
Taxes paid in lieu of shares issued for stock-based compensation	(1,944)	—
Other financing activities, net	3	1,653
Net cash provided (used) by financing activities	(1,941)	1,653
Net increase (decrease) in cash	(31,367)	(9,925)
Cash, cash equivalents and restricted cash, beginning of period	49,724	83,103
Cash, cash equivalents and restricted cash, end of period	$18,357	73,178

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2020	$—	265	25	1,529	7,890,084	8,158	2,767,885	10,667,946
Net earnings (loss)	—	—	—	—	—	—	(7,842)	(7,842)
Stock-based compensation	—	—	—	—	1,805	—	—	1,805
Issuance of common stock upon exercise of stock options	—	—	—	—	3	—	—	3
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(1,944)	—	—	(1,944)
Noncontrolling interest activity at Charter	—	—	—	1	(12,998)	—	—	(12,997)
Balance at March 31, 2020	$—	265	25	1,530	7,876,950	8,158	2,760,043	10,646,971

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity
	(amounts in thousands)
Balance at January 1, 2019	$—	263	25	1,526	7,938,357	7,778	2,650,669	10,598,618
Net earnings (loss)	—	—	—	—	—	—	(14,301)	(14,301)
Stock-based compensation	—	—	—	—	2,523	—	—	2,523
Issuance of common stock upon exercise of stock options	—	—	—	—	1,653	—	—	1,653
Noncontrolling interest activity at Charter	—	—	—	—	1,262	—	—	1,262
Balance at March 31, 2019	$—	263	25	1,526	7,943,795	7,778	2,636,368	10,589,755

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2019. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread through China and internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices.

We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities.  Our estimates may change, however, as new events occur and additional information is obtained, any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off.  The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support.  See below for a description of an amendment to the services agreement in December 2019.  Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, amounts reimbursable to Liberty were approximately $1.1 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.

In December 2019, the Company entered into an amendment to the services agreement with Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., GCI Liberty, and Qurate Retail, Inc. (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement, currently set at 18% for the Company.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

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

	Liberty Broadband Common Stock
	Three months	Three months
	ended	ended
	March 31, 2020	March 31, 2019
	(numbers of shares in thousands)
Basic WASO	181,902	181,366
Potentially dilutive shares (1)	906	1,299
Diluted WASO	182,808	182,665

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

The Company’s assets and (liabilities) measured at fair value are as follows:

	March 31, 2020			December 31, 2019
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
(amounts in thousands)
Cash equivalents	$12,489	12,489	—	48,174	48,174	—

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of March 31, 2020, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $12,195 million and $23,608 million, respectively.  Liberty Broadband’s ownership in Charter is 26.2% of the outstanding equity of Charter as of March 31, 2020.

Pursuant to proxy agreements with GCI Liberty and A/N (the “GCI Liberty Proxy” and “A/N Proxy”, respectively), Liberty Broadband has an irrevocable proxy to vote certain shares of Charter common stock owned beneficially or of record by GCI Liberty and A/N, for a five year term expiring May 18, 2021, subject to extension upon the mutual agreement of both parties, subject to certain limitations.

Liberty Broadband’s overall voting interest (23.2% at March 31, 2020) is diluted by the outstanding A/N interest in a subsidiary of Charter because the A/N interest has voting rights in Charter. As a result of the A/N Proxy and the GCI Liberty Proxy, Liberty Broadband controls 25.01% of the aggregate voting power of Charter and is Charter’s largest stockholder.

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

During the three months ended March 31, 2020, Liberty Broadband exercised its preemptive right to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $14.9 million.

Investment in Charter

The excess basis in our investment in Charter of $4,430 million as of March 31, 2020 is allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

	March 31,	December 31,
	2020	2019
Property and equipment	$243	225
Customer relationships	1,151	1,043
Franchise fees	2,125	1,996
Trademarks	29	29
Goodwill	1,805	1,630
Debt	(53)	(9)
Deferred income tax liability	(870)	(817)
	$4,430	4,097

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 6 years and 10 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the three months ended March 31, 2020, was primarily due to Charter’s share buyback program. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $40.1 million and $25.6 million, net of related taxes, for the three months ended March 31, 2020 and 2019, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had a dilution loss of $59.3 million and $41.4 million during the three months ended March 31, 2020 and 2019, respectively. The dilution losses for the periods presented were attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheets

	March 31, 2020	December 31, 2019
Current assets	$5,787	6,537
Property and equipment, net	34,096	34,591
Goodwill	29,554	29,554
Intangible assets, net	74,277	74,775
Other assets	2,838	2,731
Total assets	$146,552	148,188
Current liabilities	13,215	12,385
Deferred income taxes	17,665	17,711
Long-term debt	74,787	75,578
Other liabilities	4,163	3,703
Equity	36,722	38,811
Total liabilities and shareholders’ equity	$146,552	148,188

Charter condensed consolidated statements of operations

	Three months ended
	March 31,
	2020	2019
Revenue	$11,738	11,206
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	7,432	7,236
Depreciation and amortization	2,497	2,550
Other operating (income) expenses, net	7	(5)
	9,936	9,781
Operating income	1,802	1,425
Interest expense, net	(980)	(925)
Other income (expense), net	(326)	(64)
Income tax benefit (expense)	(29)	(119)
Net income (loss)	467	317
Less: Net income attributable to noncontrolling interests	(71)	(64)
Net income (loss) attributable to Charter shareholders	$396	253

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Debt

Amended 2017 Margin Loan Facility

On August 19, 2019, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”), entered into Amendment No. 2 to its multi-draw margin loan credit facility (the “Amended 2017 Margin Loan Facility” and, the credit agreement governing such facility, the “Amended 2017 Margin Loan Agreement”) with Wilmington Trust, National Association as the successor administrative agent, BNP Paribas, Dublin Branch, as the successor calculation agent, and the lenders thereunder. SPV is permitted, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $1.0 billion. SPV will also have the ability from time to time to request additional loans in an aggregate principal amount of up to $1.0 billion on an uncommitted basis subject to certain conditions. Outstanding borrowings under the facility were $575 million as of March 31, 2020 and December 31, 2019. As of March 31, 2020, SPV was permitted to borrow an additional $425 million, which may be drawn through August 19, 2020. The maturity date of the loans under the Amended 2017 Margin Loan Agreement is August 24, 2021 (except for any incremental loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Borrowings under the Amended 2017 Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%. Borrowings outstanding under this margin loan bore interest at a rate of 2.95% per annum at March 31, 2020 and is payable quarterly in arrears.

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

SPV’s obligations under the Amended 2017 Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Amended 2017 Margin Loan Agreement. The Amended 2017 Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of March 31, 2020, 6.8 million shares of Charter with a value of $3 billion were pledged as collateral pursuant to the Amended 2017 Margin Loan Agreement.

(6) Stock-Based Compensation

Liberty Broadband grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock, restricted stock units and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three months
	ended
	March 31,
	2020	2019
Operating expense	$1	37
Selling, general and administrative	1,800	2,579
	$1,801	2,616

Liberty Broadband – Grants of Stock Options

During the three months ended March 31, 2020, Liberty Broadband granted 100 thousand options to purchase shares of Series C Liberty Broadband common stock to our CEO. Such options had a GDFV of $27.39 per share and vest on December 31, 2020.

There were no options to purchase shares of Series A or Series B common stock granted during the three months ended March 31, 2020.

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

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2020	4	$47.92
Granted	—	$—
Exercised	—	$—
Forfeited/cancelled	—	$—
Outstanding at March 31, 2020	4	$47.85	1.8	$—
Exercisable at March 31, 2020	4	$47.85	1.8	$—

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2020	1,932	$61.43
Granted	104	$112.29
Exercised	(1)	$51.98
Forfeited/cancelled	—	$—
Outstanding at March 31, 2020	2,035	$64.02	5.1	$98
Exercisable at March 31, 2020	1,622	$50.00	4.7	$98

As of March 31, 2020, the total unrecognized compensation cost related to unvested Awards was approximately $11.2 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

As of March 31, 2020, Liberty Broadband reserved 2.0 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Skyhook Equity Incentive Plans

Long-Term Incentive Plans

Skyhook has a long-term incentive plan which provides for the granting of phantom stock appreciation rights and phantom stock units to employees, directors, and consultants of Skyhook that is not significant to Liberty Broadband. As of March 31, 2020 and December 31, 2019, $1.2 million are included in other liabilities for the fair value (Level 2) of the Company’s long-term incentive plan obligations.

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

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. The Company’s largest customers, that accounted for greater than 10% of revenue individually, aggregated 58% and 73% of total revenue for the three months ended March 31, 2020 and 2019, respectively.

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

For the three months ended March 31, 2020, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

Liberty Broadband’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated companies are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We have included amounts attributable to Charter in the tables below. Although Liberty Broadband owns less than 100% of the outstanding shares of Charter, 100% of the Charter amounts are included in the schedule below and subsequently eliminated in order to reconcile the account totals to the Liberty Broadband condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

	Three months ended March 31,
	2020		2019
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	(amounts in thousands)
Skyhook	$4,104	(722)	3,458	(1,193)
Charter	11,738,000	4,389,000	11,206,000	4,060,000
Corporate and other	—	(4,259)	—	(1,924)
	11,742,104	4,384,019	11,209,458	4,056,883
Eliminate equity method affiliate	(11,738,000)	(4,389,000)	(11,206,000)	(4,060,000)
Consolidated Liberty Broadband	$4,104	(4,981)	3,458	(3,117)

Other Information

	March 31, 2020
	Total	Investments	Capital
	assets	in affiliates	expenditures
	(amounts in thousands)
Skyhook	$14,680	—	15
Charter	146,552,000	—	1,461,000
Corporate and other	12,210,474	12,194,726	—
	158,777,154	12,194,726	1,461,015
Eliminate equity method affiliate	(146,552,000)	—	(1,461,000)
Consolidated Liberty Broadband	$12,225,154	12,194,726	15

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2020	2019
	(amounts in thousands)
Adjusted OIBDA	$(4,981)	(3,117)
Stock-based compensation	(1,801)	(2,616)
Depreciation and amortization	(493)	(468)
Operating income (loss)	(7,275)	(6,201)
Interest expense	(5,861)	(6,543)
Share of earnings (loss) of affiliates, net	61,682	34,849
Gain (loss) on dilution of investment in affiliate	(59,325)	(41,403)
Other, net	163	423
Earnings (loss) before income taxes	$(10,616)	(18,875)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding new service and product offerings; future expenses; the performance of our equity affiliate, Charter Communications, Inc. (“Charter”), and its expectations related to COVID-19 (as defined below); our projected sources and uses of cash; indebtedness; and the anticipated non-material impact of certain contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiary and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

●	The impact of the novel coronavirus (“COVID-19”) pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors, and our businesses generally;
●	Charter’s ability to sustain and grow revenue and cash flow from operations by offering Internet, video, voice, mobile, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in its service areas and to maintain and grow its customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;
●	the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line providers, fiber to the home providers, and providers of video content over broadband Internet connections;
●	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
●	Charter’s ability to develop and deploy new products and technologies, including mobile products and any other consumer services and service platforms;
●	any events that disrupt Charter’s or Skyhook’s networks, information systems or properties and impair their operating activities or negatively impact their respective reputation;
●	the effects of governmental regulation on the business of Charter and Skyhook, including costs, disruptions and possible limitations on Charter’s operating flexibility related to, and its ability to comply with, regulatory conditions applicable to Charter as a result of previous mergers;
●	general business conditions, economic uncertainty or downturn, including the impacts of the COVID-19 pandemic to unemployment levels and the level of activity in the housing sector;
●	failure to protect the security of personal information about the customers of our operating subsidiary and equity affiliate, subjecting us to costly government enforcement actions or private litigation and reputational damage;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
●	the ability to retain and hire key personnel;
●	the ability of suppliers and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;

●	changes in the nature of key strategic relationships with partners, vendors and joint ventures;
●	the availability and access, in general, of funds to meet debt obligations prior to or when they become due and to fund operations and necessary capital expenditures, either through (i) cash on hand, (ii) free cash flow, or (iii) access to the capital or credit markets;
●	the ability of Charter and our company to comply with all covenants in their and our respective debt instruments, any violation of which, if not cured in a timely manner, could trigger a default of other obligations under cross-default provisions; and
●	our ability to successfully monetize certain of our assets.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In December 2019, Chinese officials reported a novel coronavirus outbreak. COVID-19 has since spread through China and internationally.  On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices.  During this time, Skyhook has maintained function of all departments and service has been uninterrupted.  Skyhook’s business results for the first quarter of 2020 were largely unaffected by the pandemic; however, Skyhook cannot predict the ultimate impact of COVID-19 on its business, including its customer renewals, ability to generate new business and its ability to collect on payments from customers.

As the COVID-19 pandemic develops and significantly impacts the United States, Charter has continued to deliver services uninterrupted by the pandemic. Because Charter has invested significantly in its network and through normal course capacity increases, Charter expects to be able to continue to respond to the significant increase in network activity from the private and public response to COVID-19.  Charter’s front-line service infrastructure in call centers and field operations is experiencing higher service transaction volume and is performing well, although it has seen increased wait times for customer calls to its call centers.  Much of that increase in activity is being driven by increased demand for its connectivity services to residential, healthcare, government and educational customers.  The response to Charter’s Remote Education Offer ("REO") pursuant to which new customers with students or educators in the household are eligible to receive Internet service for free for 60 days has generated 119,000 new Internet accounts in March, while new connects for its residential Internet services, when excluding the REO, were also up in March as compared to March 2019.  Charter is also participating in the Federal Communications Commission's Keep Americans Connected pledge, pausing collection efforts and related disconnects for residential and small and medium business customers with COVID-19 related payment challenges.  In addition, Charter has offered a seasonal plan at reduced rates to small and medium business customers that have temporarily closed or because these customers have reduced their service offerings to their own customers.  As Charter does its part as a major provider of Internet services in the United States by, among other things, enabling social distancing through telecommuting and e-learning across its footprint of 41 states, Charter is focused on promoting the health and safety of its employees and customers. Charter has invested significantly in its self-service infrastructure, and it is seeing an accelerated adoption by customers of self-installation and digital self-service capabilities.

However, Charter cannot predict the ultimate impact of COVID-19 on its business, including the depth and duration of the economic impact to its residential and business customers’ ability to pay for its products and services – including the impact of extended unemployment benefits and other stimulus packages and what assistance Charter may provide to its customers.  In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of suppliers and vendors to provide products and services to Charter, the pace of new housing construction, changes in business spend in its local and national ad sales business, the effects to employees’ health and safety and resulting reorientation of its work activities, and the risk of limitations on the deployment and maintenance of services (including by limiting customer support and on-site service repairs and installations).

Results of Operations—Consolidated—March 31, 2020 and 2019

Consolidated operating results:

	Three months ended
	March 31,
	2020	2019
	(amounts in thousands)
Revenue	$4,104	3,458
Operating expense	2,467	2,216
Selling, general and administrative	6,618	4,359
Stock-based compensation	1,801	2,616
Depreciation and amortization	493	468
Operating income (loss)	(7,275)	(6,201)
Less impact of stock-based compensation and depreciation and amortization	2,294	3,084
Adjusted OIBDA	$(4,981)	(3,117)

Revenue

Revenue increased $0.6 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase in revenue for the three months ended March 31, 2020, as compared to the corresponding period in the prior year, was primarily due to increased revenue from existing customers.

Operating expense and selling, general and administrative expenses

Operating expense increased by $0.3 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase in operating expense was primarily due to increased personnel costs. Selling, general, and administrative expense increased by $2.3 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase in selling, general and administrative expense during the three month period was primarily due to increased professional service fees at the corporate level of $2.3 million.

Stock-based compensation

The decrease in stock-based compensation expense of $0.8 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year, was primarily due to a decrease in the number of restricted stock units of Liberty Broadband Series C common stock granted during the first quarter of 2020.

Depreciation and amortization

Depreciation and amortization expense remained flat during the three months ended March 31, 2020, as compared to the corresponding period in the prior year.

Operating income (loss)

Operating loss increased $1.1 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year due to the items discussed above.

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

Adjusted OIBDA decreased $1.9 million during the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The decrease in Adjusted OIBDA for the three months ended March 31, 2020, as compared to the corresponding period in the prior year, was due primarily to the increase in operating and selling, general and administrative expenses, partially offset by the increase in revenue, as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2020	2019
	(amounts in thousands)
Other income (expense):
Interest expense	$(5,861)	(6,543)
Share of earnings (losses) of affiliates	61,682	34,849
Gain (loss) on dilution of investment in affiliate	(59,325)	(41,403)
Other, net	163	423
	$(3,341)	(12,674)

Interest expense

Interest expense decreased $0.7 million during the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The decrease was driven by a decrease in our weighted average interest rate during the current period as compared to the corresponding period in the prior year, partially offset by additional amounts outstanding on the Amended 2017 Margin Loan Facility.

Share of earnings (losses) of affiliates

Share of earnings of affiliates increased $26.8 million during the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $40.1 million and $25.6 million, net of related taxes, for the three months ended March 31, 2020 and 2019, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program. The change in the share of earnings of affiliates in the three months ended March 31, 2020, as compared to the corresponding period in the prior year, was the result of the corresponding change in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended
	March 31,
	2020	2019
	(amounts in millions)
Revenue	$11,738	11,206
Operating expenses, excluding stock-based compensation	(7,349)	(7,146)
Adjusted OIBDA	4,389	4,060
Depreciation and amortization	(2,497)	(2,550)
Stock-based compensation	(90)	(85)
Operating income	1,802	1,425
Other expenses, net	(1,306)	(989)
Net earnings (loss) before income taxes	496	436
Income tax benefit (expense)	(29)	(119)
Net earnings (loss)	$467	317

Charter net earnings increased $150 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year.

Charter’s revenue increased $532 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year, primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as an increase in Charter’s mobile service offset by a decrease in video customers.

The increase in revenue during the three months ended March 31, 2020 was partially offset by the net impact of an increase in operating expenses, excluding stock-based compensation, of $203 million, as compared to the corresponding period in the prior year. Operating costs increased primarily due to increased mobile device costs and mobile service and operating costs, as well as rising programming costs.

Programming costs increased as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consents partly offset by lower video customers and pay-per-view during the three months ended March 31, 2020. Charter expects programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. Charter has been unable to fully pass these increases on to its customers nor does it expect to be able to do so in the future without a potential loss of customers.

Charter’s Adjusted OIBDA for the three months ended March 31, 2020 increased for the reasons described above.

Depreciation and amortization expense decreased $53 million during the three months ended March 31, 2020, as compared to the corresponding period in the prior year primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by an increase in other expenses, net of $317 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The increase in other expenses, net for the three months ended March 31, 2020, as compared to the corresponding period in the prior year, was primarily due to increased losses on financial instruments and increased interest expense, partially offset by an increase to other income.

Income tax expense decreased $90 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. Income tax expense decreased year over year primarily as a result of increased recognition of excess tax benefits resulting from share-based compensation during 2020 and an internal entity simplification that increased expense in 2019.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased by $17.9 million during the three months ended March 31, 2020, as compared to the corresponding period in the prior year, primarily due to an increase in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Other, net

Other, net decreased $0.3 million during the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The decrease was primarily due to decreases in dividend and interest income as a result of lower interest rates in the current year.

Income tax benefit (expense)

During the three months ended March 31, 2020, we had an income tax benefit of $2.8 million and the effective rate was approximately 26.1%. For the three months ended March 31, 2019, we had an income tax benefit of $4.6 million and the effective tax rate was approximately 24.2%. The difference between the effective income tax rate of 26.1% and the U.S.

Federal income tax rate of 21% for the three months ended March 31, 2020 was primarily due to the effect of state income taxes. The difference between the effective income tax rate of 24.2% and the U.S. Federal income tax rate of 21% for the three months ended March 31, 2019 was primarily due to the effect of state income taxes.

Liquidity and Capital Resources

As of March 31, 2020, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of March 31, 2020, Liberty Broadband had a cash balance of $18 million.

	Three months ended March 31,
	2020	2019
	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(14,501)	(11,561)
Net cash provided (used) by investing activities	$(14,925)	(17)
Net cash provided (used) by financing activities	$(1,941)	1,653

The increase in cash used by operating activities in the three months ended March 31, 2020, as compared to the corresponding period in the prior year, was primarily driven by the decrease in operating income offset slightly by timing differences in working capital accounts.

During the three months ended March 31, 2020, net cash flows used by investing activities were primarily for the exercise of preemptive rights to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $14.9 million.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which could include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. In the future, we could achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2020, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$575	2.95%	$—	NA

Our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in these Forms 10-K, except as described below.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the United States District Court for the District of Kansas alleging that Time Warner Cable, Inc. (“TWC” or “Legacy TWC”) infringed certain U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. At the trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents.  The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award.  Charter has now paid the verdict, interest and costs in full.  Charter continues to pursue indemnity from one of its vendors and has brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the United States District Court for the District of Delaware implicating Sprint's LTE technology.  The ultimate outcomes of the pursuit of indemnity against Charter’s vendor and the TC Tech litigation cannot be predicted. Charter does not expect the outcome of its indemnity claim nor the outcome of the TC Tech litigation will have a material adverse effect on its operations or financial condition.

Sprint filed a second patent suit against Charter and Bright House Networks, LLC (“Bright House”) on December 2, 2017 in the United States District Court for the District of Delaware.  This suit alleges infringement of 11 patents related to Charter's provision of VoIP services (ten of which were asserted against Legacy TWC in the matter described above).

On February 18, 2020 Sprint filed a lawsuit against Charter, Bright House, and TWC in the District Court for Johnson County, Kansas.  Sprint alleges that Charter misappropriated trade secrets from Sprint years ago through employees hired by Bright House.  Sprint asserts that the alleged trade secrets relate to the VoIP business of Charter and Bright House. Charter has removed this case to the United States District Court for the District of Kansas.

Sprint filed a third patent suit against Charter on May 17, 2018 in the United States District Court for the Eastern District of Virginia.  This suit alleges infringement of two patents related to Charter's video on demand services.  The court transferred this case to the United States District Court for the District of Delaware on December 20, 2018 pursuant to an agreement between the parties.

While Charter is vigorously defending these suits and is unable to predict the outcome of the Sprint lawsuits, it does not expect that the litigation will have a material effect on its operations, financial condition, or cash flows.

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part 1, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic could materially affect the financial condition and results of operations of both Charter and Skyhook.

The ongoing COVID-19 pandemic has significantly increased economic and demand uncertainty.  It is likely that the current pandemic or continued spread of COVID-19 will cause a significant economic recession.  At this time, we cannot predict the duration of any business disruption and the ultimate impact of COVID-19 on the businesses of Charter and Skyhook.  With respect to Charter, we cannot predict the depth and duration of the economic impact to Charter’s residential and business customers’ ability to pay for its products and services (including the impact of extended unemployment benefits and other stimulus packages and what assistance Charter may provide to its customers).  In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of Charter’s suppliers and vendors to provide products and services to it, the pace of new housing construction, changes in business spend in Charter’s local and national ad sales business, the effects to employees’ health and safety, and resulting reorientation of its work activities and the risk of limitations on the deployment and maintenance of Charter’s services (including by limiting customer support and on-site service repairs and installations).  With respect to Skyhook, its business may be impacted due to declines in customer renewals, an inability to maintain full functionality of Skyhook’s operations support or customer care, Skyhook’s inability to generate new business and Skyhook’s inability to collect on future payments from existing customers.  The degree to which COVID-19 impacts Charter’s and Skyhook’s respective results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Liberty Broadband Series A, B or C common stock during the period.

During the three months ended March 31, 2020, no shares of Liberty Broadband Series A common stock and no shares of Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

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

LIBERTY BROADBAND CORPORATION

Date: May 1, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: May 1, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-4