Form 10-Q
period 2020-06-30
Liberty Broadband Corp
filed 2020-07-31
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of July 15, 2020 was:

	Series A	Series B	Series C
Liberty Broadband Corporation Common Stock	26,495,123	2,451,119	152,983,879

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2020	2019

	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$17,162	49,724
Other current assets	2,544	2,409
Total current assets	19,706	52,133
Investment in Charter, accounted for using the equity method (note 4)	12,306,593	12,194,674
Other assets	9,100	9,535
Total assets	$12,335,399	12,256,342
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,562	6,168
Deferred revenue and other current liabilities	11,544	5,971
Total current liabilities	20,106	12,139
Debt (note 5)	573,593	572,944
Deferred income tax liabilities	1,017,921	999,757
Other liabilities	3,045	3,556
Total liabilities	1,614,665	1,588,396
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,495,123 shares at June 30, 2020 and 26,493,197 shares at December 31, 2019	265	265
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,451,119 shares at June 30, 2020 and 2,451,920 shares at December 31, 2019	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 152,983,879 shares at June 30, 2020 and 152,956,316 shares at December 31, 2019	1,530	1,529
Additional paid-in capital	7,878,499	7,890,084
Accumulated other comprehensive earnings, net of taxes	8,158	8,158
Retained earnings	2,832,257	2,767,885
Total equity	10,720,734	10,667,946
Commitments and contingencies (note 7)
Total liabilities and equity	$12,335,399	12,256,342

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(amounts in thousands, except per share amounts)
Revenue:
Software sales	$4,114	3,747	8,108	7,205
Service	—	—	110	—
Total revenue	4,114	3,747	8,218	7,205
Operating costs and expenses
Operating, including stock-based compensation (note 6)	2,524	2,227	4,992	4,480
Selling, general and administrative, including stock-based compensation (note 6)	10,930	8,217	19,348	15,155
Depreciation and amortization	492	469	985	937
	13,946	10,913	25,325	20,572
Operating income (loss)	(9,832)	(7,166)	(17,107)	(13,367)
Other income (expense):
Interest expense	(5,131)	(6,342)	(10,992)	(12,885)
Share of earnings (losses) of affiliates (note 4)	158,128	45,400	219,810	80,249
Gain (loss) on dilution of investment in affiliate (note 4)	(46,001)	(16,322)	(105,326)	(57,725)
Other, net	28	406	191	829
Net earnings (loss) before income taxes	97,192	15,976	86,576	(2,899)
Income tax benefit (expense)	(24,978)	(3,924)	(22,204)	650
Net earnings (loss) attributable to Liberty Broadband shareholders	$72,214	12,052	64,372	(2,249)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.40	0.07	0.35	(0.01)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.39	0.07	0.35	(0.01)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2020	2019

	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$64,372	(2,249)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	985	937
Stock-based compensation	3,734	5,139
Share of (earnings) losses of affiliates, net	(219,810)	(80,249)
(Gain) loss on dilution of investment in affiliate	105,326	57,725
Deferred income tax expense (benefit)	22,204	(650)
Other, net	625	576
Changes in operating assets and liabilities:
Current and other assets	(72)	(5,764)
Payables and other liabilities	6,938	4,461
Net cash provided (used) by operating activities	(15,698)	(20,074)
Cash flows from investing activities:
Capital expended for property and equipment	(35)	(50)
Exercise of preemptive right to purchase Charter shares	(14,910)	—
Net cash provided (used) by investing activities	(14,945)	(50)
Cash flows from financing activities:
Taxes paid in lieu of shares issued for stock-based compensation	(1,945)	—
Other financing activities, net	26	4,155
Net cash provided (used) by financing activities	(1,919)	4,155
Net increase (decrease) in cash	(32,562)	(15,969)
Cash, cash equivalents and restricted cash, beginning of period	49,724	83,103
Cash, cash equivalents and restricted cash, end of period	$17,162	67,134

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity

	(amounts in thousands)
Balance at January 1, 2020	$—	265	25	1,529	7,890,084	8,158	2,767,885	10,667,946
Net earnings (loss)	—	—	—	—	—	—	64,372	64,372
Stock-based compensation	—	—	—	—	3,705	—	—	3,705
Issuance of common stock upon exercise of stock options	—	—	—	1	25	—	—	26
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(2,121)	—	—	(2,121)
Noncontrolling interest activity at Charter	—	—	—	—	(13,194)	—	—	(13,194)
Balance at June 30, 2020	$—	265	25	1,530	7,878,499	8,158	2,832,257	10,720,734

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity

	(amounts in thousands)
Balance at March 31, 2020	$—	265	25	1,530	7,876,950	8,158	2,760,043	10,646,971
Net earnings (loss)	—	—	—	—	—	—	72,214	72,214
Stock-based compensation	—	—	—	—	1,900	—	—	1,900
Issuance of common stock upon exercise of stock options	—	—	—	—	23	—	—	23
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(177)	—	—	(177)
Noncontrolling interest activity at Charter	—	—	—	—	(197)	—	—	(197)
Balance at June 30, 2020	$—	265	25	1,530	7,878,499	8,158	2,832,257	10,720,734

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

reports that are provided by the affiliate's independent auditor on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Liberty Broadband's condensed consolidated financial statements.

On June 29, 2020, Liberty Broadband announced that a special committee of independent and disinterested directors formed by its board of directors, and a special committee of independent and disinterested directors formed by the board of directors of GCI Liberty, have informed Liberty Broadband and GCI Liberty that the special committees have reached a preliminary understanding regarding a possible exchange ratio (“Possible Exchange Ratio”) for a potential business combination transaction between Liberty Broadband and GCI Liberty (the “Potential Combination”), in which Liberty Broadband would acquire all of the outstanding shares of Series A common stock, Series B common stock, and Series A Cumulative Redeemable Preferred Stock of GCI Liberty in a stock-for-stock merger. The special committees of each of GCI Liberty and Liberty Broadband also reached a preliminary understanding with John C. Malone, Chairman of the Board of each of GCI Liberty and Liberty Broadband relating to the Potential Combination. Prior to any negotiations, including any discussions regarding a Possible Exchange Ratio or regarding any arrangements with Mr. Malone, the special committees of GCI Liberty and Liberty Broadband were formed and agreed with each other and with Mr. Malone that any Potential Combination would be subject to and conditioned upon (i) the negotiation by, and approval of, each special committee and (ii) approval by a non-waivable vote of the holders of a majority of the voting power of the outstanding shares of each company not held by Mr. Malone or any other interested parties.

The Company expects that there will be continued discussions between and among the special committees and Mr. Malone regarding a Potential Combination and related matters, including the negotiation of mutually acceptable transaction agreements.  There can be no assurance, however, that any discussions that occur hereafter will result in the entry into definitive agreements concerning a Potential Combination or, if such definitive agreements are reached, that such definitive agreements will contain transaction terms consistent with those described above, nor can there be any assurance that a Potential Combination will ultimately be consummated.  Discussions concerning a Potential Combination may be terminated at any time and without prior notice.  Liberty Broadband does not intend to disclose developments with respect to the foregoing unless and until the special committees and the boards of directors of each of GCI Liberty and Liberty Broadband have approved a specific transaction, if any, except as may be required by law.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off.  The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support.  See below for a description of an amendment to the services agreement in December 2019.  Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, amounts reimbursable to Liberty were approximately $1.0 million and $17.0 million for the three months ended June 30, 2020 and 2019, respectively, and $2.2 million and $17.9 million for the six months ended June 30, 2020 and 2019, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

	Liberty Broadband Common Stock
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

	(numbers of shares in thousands)
Basic WASO	181,925	181,450	181,914	181,409
Potentially dilutive shares (1)	921	1,382	913	1,340
Diluted WASO	182,846	182,832	182,827	182,749

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and (liabilities) measured at fair value are as follows:

	June 30, 2020			December 31, 2019
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

(amounts in thousands)
Cash equivalents	$11,598	11,598	—	48,174	48,174	—

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

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of June 30, 2020, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $12,307 million and $27,597 million, respectively.  Liberty Broadband’s ownership in Charter is 26.4% of the outstanding equity of Charter as of June 30, 2020.

Pursuant to proxy agreements with GCI Liberty and A/N (the “GCI Liberty Proxy” and “A/N Proxy”, respectively), Liberty Broadband has an irrevocable proxy to vote certain shares of Charter common stock owned beneficially or of record by GCI Liberty and A/N, for a five year term expiring May 18, 2021, subject to extension upon the mutual agreement of both parties, subject to certain limitations.

Liberty Broadband’s overall voting interest (23.4% at June 30, 2020) is diluted by the outstanding A/N interest in a subsidiary of Charter because the A/N interest has voting rights in Charter. As a result of the A/N Proxy and the GCI Liberty Proxy, Liberty Broadband controls 25.01% of the aggregate voting power of Charter and is Charter’s largest stockholder.

Liberty’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the cap on its voting interest.  Liberty’s voting interest in Charter is capped at the greater of (x) 25.01% (or 0.01% above the person or group holding the highest voting percentage of Charter) and (y) 23.5% increased one-for-one to a maximum of 35% for each permanent reduction in A/N’s equity interest in Charter below 15%. As of June 30, 2020, Liberty does not believe it has exceeded the cap on its equity ownership in Charter.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

During the six months ended June 30, 2020, Liberty Broadband exercised its preemptive right to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $14.9 million.

Investment in Charter

The excess basis in our investment in Charter of $4,555 million as of June 30, 2020 is allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

	June 30,	December 31,
	2020	2019
Property and equipment	$236	225
Customer relationships	1,180	1,043
Franchise fees	2,182	1,996
Trademarks	29	29
Goodwill	1,883	1,630
Debt	(70)	(9)
Deferred income tax liability	(885)	(817)
	$4,555	4,097

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 5 years and 9 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the six months ended June 30, was primarily due to Charter’s share buyback program. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $41.7 million and $30.4 million, net of related taxes, for the three months ended June 30, 2020 and 2019, respectively, and expenses of $81.8 million and $56.0 million, net of related taxes, for the six months ended June 30, 2020 and 2019, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had a dilution loss of $46.0 million and $16.3 million during the three months ended June 30, 2020 and 2019, respectively, and a dilution loss of $105.3 million and $57.7 million during the six months ended June 30, 2020 and 2019, respectively. The dilution losses for the periods presented were attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheets

	June 30, 2020	December 31, 2019
Current assets	$4,770	6,537
Property and equipment, net	34,074	34,591
Goodwill	29,554	29,554
Intangible assets, net	73,808	74,775
Other assets	2,930	2,731
Total assets	$145,136	148,188
Current liabilities	9,142	12,385
Deferred income taxes	17,789	17,711
Long-term debt	77,663	75,578
Other liabilities	4,141	3,703
Equity	36,401	38,811
Total liabilities and shareholders’ equity	$145,136	148,188

Charter condensed consolidated statements of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$11,696	11,347	23,434	22,553
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	7,297	7,244	14,729	14,480
Depreciation and amortization	2,428	2,500	4,925	5,050
Other operating (income) expenses, net	2	62	9	57
	9,727	9,806	19,663	19,587
Operating income	1,969	1,541	3,771	2,966
Interest expense, net	(957)	(945)	(1,937)	(1,870)
Other income (expense), net	30	(126)	(296)	(190)
Income tax benefit (expense)	(166)	(84)	(195)	(203)
Net income (loss)	876	386	1,343	703
Less: Net income attributable to noncontrolling interests	(110)	(72)	(181)	(136)
Net income (loss) attributable to Charter shareholders	$766	314	1,162	567

(5) Debt

Amended 2017 Margin Loan Facility

On August 19, 2019, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”), entered into Amendment No. 2 to its multi-draw margin loan credit facility (the “Amended 2017 Margin Loan Facility” and, the credit agreement governing such facility, the “Amended 2017 Margin Loan Agreement”) with Wilmington Trust, National Association as the successor administrative agent, BNP Paribas, Dublin Branch, as the successor calculation agent, and the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

lenders thereunder. SPV is permitted, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $1.0 billion. SPV will also have the ability from time to time to request additional loans in an aggregate principal amount of up to $1.0 billion on an uncommitted basis subject to certain conditions. Outstanding borrowings under the facility were $575 million as of June 30, 2020 and December 31, 2019. As of June 30, 2020, SPV was permitted to borrow an additional $425 million, which may be drawn through August 19, 2020. The maturity date of the loans under the Amended 2017 Margin Loan Agreement is August 24, 2021 (except for any incremental loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Borrowings under the Amended 2017 Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%. Borrowings outstanding under this margin loan bore interest at a rate of 1.81% per annum at June 30, 2020 and is payable quarterly in arrears.

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

SPV’s obligations under the Amended 2017 Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Amended 2017 Margin Loan Agreement. The Amended 2017 Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of June 30, 2020, 6.8 million shares of Charter with a value of $3.5 billion were pledged as collateral pursuant to the Amended 2017 Margin Loan Agreement.

(6) Stock-Based Compensation

Liberty Broadband grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock, restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expense	$12	11	13	48
Selling, general and administrative	1,921	2,512	3,721	5,091
	$1,933	2,523	3,734	5,139

Liberty Broadband – Grants of Awards

During the six months ended June 30, 2020, Liberty Broadband granted 100 thousand options to purchase shares of Series C Liberty Broadband common stock to our CEO. Such options had a GDFV of $27.39 per share and vest on December 31, 2020.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

There were no options to purchase shares of Series A or Series B common stock granted during the six months ended June 30, 2020.

During the six months ended June 30, 2020, Liberty Broadband granted 2 thousand time-based RSUs of Series C Liberty Broadband common stock to our CEO. The RSUs had a GDFV of $120.71 per share and cliff vest on December 10, 2020.  This RSU grant was issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he has waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2020	4	$47.92
Granted	—	$—
Exercised	(3)	$51.83
Forfeited/cancelled	—	$—
Outstanding at June 30, 2020	1	$40.92	1.8	$—
Exercisable at June 30, 2020	1	$40.92	1.8	$—

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2020	1,932	$61.43
Granted	109	$112.93
Exercised	(6)	$51.81
Forfeited/cancelled	—	$—
Outstanding at June 30, 2020	2,035	$64.21	4.9	$122
Exercisable at June 30, 2020	1,617	$50.00	4.5	$120

As of June 30, 2020, the total unrecognized compensation cost related to unvested Awards was approximately $9.9 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.

As of June 30, 2020, Liberty Broadband reserved 2.0 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Skyhook Equity Incentive Plans

Long-Term Incentive Plans

Skyhook has a long-term incentive plan which provides for the granting of phantom stock appreciation rights and phantom stock units to employees, directors, and consultants of Skyhook that is not significant to Liberty Broadband. As of June 30, 2020 and December 31, 2019, $1.0 million and $1.2 million, respectively, are included in other liabilities for the fair value (Level 2) of the Company’s long-term incentive plan obligations.

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

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. The Company’s largest customers, that accounted for greater than 10% of revenue individually, aggregated 60% and 70% of total revenue for the three months ended June 30, 2020 and 2019, respectively, and 59% and 72% of total revenue for the six months ended June 30, 2020 and 2019, respectively.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty Broadband generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the six months ended June 30, 2020, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

Liberty Broadband’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated companies are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We have included amounts attributable to Charter in the tables below. Although Liberty Broadband owns less than 100% of the outstanding shares of Charter, 100% of the Charter amounts are included in the tables below and subsequently eliminated in order to reconcile the account totals to the Liberty Broadband condensed consolidated financial statements.

Performance Measures

	Three months ended June 30,
	2020		2019
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA

	(amounts in thousands)
Skyhook	$4,114	(1,045)	3,747	(876)
Charter	11,696,000	4,487,000	11,347,000	4,123,000
Corporate and other	—	(6,362)	—	(3,298)
	11,700,114	4,479,593	11,350,747	4,118,826
Eliminate equity method affiliate	(11,696,000)	(4,487,000)	(11,347,000)	(4,123,000)
Consolidated Liberty Broadband	$4,114	(7,407)	3,747	(4,174)

	Six months ended June 30,
	2020		2019
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA

	(amounts in thousands)
Skyhook	$8,218	(1,767)	7,205	(2,069)
Charter	23,434,000	8,876,000	22,553,000	8,183,000
Corporate and other	—	(10,621)	—	(5,222)
	23,442,218	8,863,612	22,560,205	8,175,709
Eliminate equity method affiliate	(23,434,000)	(8,876,000)	(22,553,000)	(8,183,000)
Consolidated Liberty Broadband	$8,218	(12,388)	7,205	(7,291)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Information

	June 30, 2020
	Total	Investments	Capital
	assets	in affiliates	expenditures

	(amounts in thousands)
Skyhook	$18,912	—	35
Charter	145,136,000	—	3,338,000
Corporate and other	12,316,487	12,306,593	—
	157,471,399	12,306,593	3,338,035
Eliminate equity method affiliate	(145,136,000)	—	(3,338,000)
Consolidated Liberty Broadband	$12,335,399	12,306,593	35

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months
	June 30,		ended June 30,
	2020	2019	2020	2019

	(amounts in thousands)
Adjusted OIBDA	$(7,407)	(4,174)	(12,388)	(7,291)
Stock-based compensation	(1,933)	(2,523)	(3,734)	(5,139)
Depreciation and amortization	(492)	(469)	(985)	(937)
Operating income (loss)	(9,832)	(7,166)	(17,107)	(13,367)
Interest expense	(5,131)	(6,342)	(10,992)	(12,885)
Share of earnings (loss) of affiliates, net	158,128	45,400	219,810	80,249
Gain (loss) on dilution of investment in affiliate	(46,001)	(16,322)	(105,326)	(57,725)
Other, net	28	406	191	829
Earnings (loss) before income taxes	$97,192	15,976	86,576	(2,899)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding new service and product offerings; future expenses; the performance of our equity affiliate, Charter Communications, Inc. (“Charter”), and its expectations related to COVID-19 (as defined below); the Potential Combination (as defined below); our projected sources and uses of cash; indebtedness; and the anticipated non-material impact of certain contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiary and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. Pursuant to proxy agreements with GCI Liberty Inc. (“GCI Liberty”) and Advance/Newhouse Partnership, Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

The Company’s wholly owned subsidiary, Skyhook Holding, Inc. (“Skyhook”), focuses on the development and sale of Skyhook’s device-based location technology. Skyhook markets and sells two primary products: (1) a location determination service called the Precision Location Solution; and (2) a location intelligence and data insights service called Geospatial Insights.

The financial information represents a consolidation of the historical financial information of Skyhook, Liberty Broadband’s interest in Charter and certain deferred tax liabilities. This financial information refers to Liberty Broadband Corporation as “Liberty Broadband,” “the Company,” “us,” “we” and “our” here and in the notes to the accompanying condensed consolidated financial statements.

On June 29, 2020, Liberty Broadband announced that a special committee of independent and disinterested directors formed by its board of directors, and a special committee of independent and disinterested directors formed by the board of directors of GCI Liberty, have informed Liberty Broadband and GCI Liberty that the special committees have reached a preliminary understanding regarding a possible exchange ratio (“Possible Exchange Ratio”) for a potential business combination transaction between Liberty Broadband and GCI Liberty (the “Potential Combination”), in which Liberty Broadband would acquire all of the outstanding shares of Series A common stock, Series B common stock, and Series A Cumulative Redeemable Preferred Stock of GCI Liberty in a stock-for-stock merger. The special committees of each of GCI Liberty and Liberty Broadband also reached a preliminary understanding with John C. Malone, Chairman of the Board of each of GCI Liberty and Liberty Broadband relating to the Potential Combination.  Prior to any negotiations, including any discussions regarding a Possible Exchange Ratio or regarding any arrangements with Mr. Malone, the special committees of GCI Liberty and Liberty Broadband were formed and agreed with each other and with Mr. Malone that any Potential

Combination would be subject to and conditioned upon (i) the negotiation by, and approval of, each special committee and (ii) approval by a non-waivable vote of the holders of a majority of the voting power of the outstanding shares of each company not held by Mr. Malone or any other interested parties.

The Company expects that there will be continued discussions between and among the special committees and Mr. Malone regarding a Potential Combination and related matters, including the negotiation of mutually acceptable transaction agreements.  There can be no assurance, however, that any discussions that occur hereafter will result in the entry into definitive agreements concerning a Potential Combination or, if such definitive agreements are reached, that such definitive agreements will contain transaction terms consistent with those described above, nor can there be any assurance that a Potential Combination will ultimately be consummated.  Discussions concerning a Potential Combination may be terminated at any time and without prior notice.  Liberty Broadband does not intend to disclose developments with respect to the foregoing unless and until the special committees and the boards of directors of each of GCI Liberty and Liberty Broadband have approved a specific transaction, if any, except as may be required by law. Additional information regarding the Potential Combination can be found in the Current Report on Form 8-K filed by Liberty Broadband on June 29, 2020.

In December 2019, Chinese officials reported a novel coronavirus outbreak. COVID-19 has since spread through China and internationally.  On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices.  During this time, Skyhook has maintained function of all departments and service has been uninterrupted.  Skyhook’s business results for the first and second quarters of 2020 were largely unaffected by the pandemic; however, Skyhook cannot predict the ultimate impact of COVID-19 on its business, including its customer renewals, ability to generate new business and its ability to collect on payments from customers.

As the COVID-19 pandemic continues to significantly impact the United States, Charter has continued to deliver services uninterrupted by the pandemic. Because Charter has invested significantly in its network and through normal course capacity increases, Charter has been able to respond to the significant increase in network activity from the private and public response to COVID-19 as Charter does its part as a major provider of Internet services in the United States by, among other things, enabling social distancing through telecommuting and e-learning across its footprint of 41 states.  Charter has invested significantly in its self-service infrastructure, and customers have accelerated the adoption of its self-installation and digital self-service capabilities.  Charter’s front-line service infrastructure in call centers and field operations continues to experience higher service transaction volume and is performing well.  Much of that increase in activity has been driven by increased demand for its connectivity services to residential, healthcare, government and educational customers.  The response to Charter’s Remote Education Offer (“REO”) pursuant to which new customers with students or educators in the household were eligible to receive Internet service for free for 60 days generated 448,000 new Internet customers as of June 30, 2020, of which 288,000 had rolled off the promotional period by the end of the quarter while 160,000 remained within their free period.  The REO program ended June 30, 2020 and is no longer being offered to new customers.

Charter also participated in the Federal Communications Commission's Keep Americans Connected (“KAC”) Pledge, pausing collection efforts and related disconnects for residential and small and medium business (“SMB”) customers with COVID-19 related payment challenges through June 30, 2020.  Approximately 700,000 residential and SMB customers requested protection from disconnection under this program of which, at the peak of the program approximately 222,000 customers would have been disconnected under Charter’s normal collection policies.  In an effort to assist these COVID-19 impacted customers with overdue balances, Charter waived approximately $85 million of receivables which was recorded as a reduction of revenue during the three and six months ended June 30, 2020.  Any remaining balance will be paid over the next twelve months with continued service.

In addition, Charter has offered a seasonal plan at reduced rates to SMB and Enterprise hospitality customers that have requested a reduced level of service due to temporary business closure or because these customers have reduced their service offering to their own customers.

Charter cannot predict the ultimate impact of COVID-19 on its business, including the depth and duration of the economic impact to household formation and growth and its residential and business customers’ ability to pay for its products and services – including the impact of extended unemployment benefits and other stimulus packages.  Charter expects that some of the COVID-19 programs discussed above may result in incremental churn and bad debt during the remainder of the year.  In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of suppliers and vendors to provide products and services to Charter, the pace of new housing construction, changes in business spend in its local and national ad sales business, the effects to employees’ health and safety and resulting reorientation of its work activities, and the risk of limitations on the deployment and maintenance of services (including by limiting customer support and on-site service repairs and installations).

Results of Operations—Consolidated—June 30, 2020 and 2019

Consolidated operating results:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(amounts in thousands)
Revenue	$4,114	3,747	8,218	7,205
Operating expense	2,512	2,216	4,979	4,432
Selling, general and administrative	9,009	5,705	15,627	10,064
Stock-based compensation	1,933	2,523	3,734	5,139
Depreciation and amortization	492	469	985	937
Operating income (loss)	(9,832)	(7,166)	(17,107)	(13,367)
Less impact of stock-based compensation and depreciation and amortization	2,425	2,992	4,719	6,076
Adjusted OIBDA	$(7,407)	(4,174)	(12,388)	(7,291)

Revenue

Revenue increased $0.4 million and $1.0 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increase in revenue for the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior year, was primarily due to increased revenue from existing customers.

Operating expense and selling, general and administrative expenses

Operating expense increased by $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year, primarily due to increased personnel and cloud computing costs.  Selling, general, and administrative expense increased by $3.3 million and $5.6 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases in selling, general and administrative expense during the three and six months ended June 30, 2020, compared to the corresponding periods in the prior year, were primarily due to increased professional service fees at the corporate level of $2.9 million and $5.3 million, respectively.

Stock-based compensation

The decrease in stock-based compensation expense of $0.6 million and $1.4 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year, was primarily due to a decrease in the value of restricted stock units of Liberty Broadband Series C common stock granted during the first half of 2020.

Depreciation and amortization

Depreciation and amortization expense remained flat during the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior year.

Operating income (loss)

Operating loss increased $2.7 million and $3.7 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year due to the items discussed above.

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

Adjusted OIBDA decreased $3.2 million and $5.1 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases in Adjusted OIBDA for the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior year, were due primarily to the increases in operating and selling, general and administrative expenses, partially offset by the increases in revenue, as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(amounts in thousands)
Other income (expense):
Interest expense	$(5,131)	(6,342)	(10,992)	(12,885)
Share of earnings (losses) of affiliates	158,128	45,400	219,810	80,249
Gain (loss) on dilution of investment in affiliate	(46,001)	(16,322)	(105,326)	(57,725)
Other, net	28	406	191	829
	$107,024	23,142	103,683	10,468

Interest expense

Interest expense decreased $1.2 million and $1.9 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were driven by a decrease in our weighted average interest rate during the current periods as compared to the corresponding periods in the prior year, partially offset by additional amounts outstanding on the Amended 2017 Margin Loan Facility.

Share of earnings (losses) of affiliates

Share of earnings of affiliates increased $112.7 million and $139.6 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $41.7 million and $30.4 million, net of related taxes, for the three months ended June 30, 2020 and 2019, respectively, and $81.8 million and $56.0 million, net of related taxes, for the six months ended June 30, 2020 and 2019, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program. The change in the share of earnings of affiliates in the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior year, was the result of the corresponding change in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(amounts in millions)
Revenue	$11,696	11,347	23,434	22,553
Operating expenses, excluding stock-based compensation	(7,209)	(7,224)	(14,558)	(14,370)
Adjusted OIBDA	4,487	4,123	8,876	8,183
Depreciation and amortization	(2,428)	(2,500)	(4,925)	(5,050)
Stock-based compensation	(90)	(82)	(180)	(167)
Operating income	1,969	1,541	3,771	2,966
Other expenses, net	(927)	(1,071)	(2,233)	(2,060)
Net earnings (loss) before income taxes	1,042	470	1,538	906
Income tax benefit (expense)	(166)	(84)	(195)	(203)
Net earnings (loss)	$876	386	1,343	703

Charter net earnings increased $490 million and $640 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $349 million and $881 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in the number of residential Internet and commercial business customers, price adjustments as well as an increase in Charter’s mobile service offset by a decrease in video customers and $85 million of waived receivables related to the KAC program.

During the three months ended June 30, 2020, operating expenses, excluding stock-based compensation, decreased $15 million as compared to the corresponding period in the prior year. Operating costs decreased primarily due to lower regulatory, connectivity and produced content costs, offset by increased mobile device costs and mobile service and operating costs, as well as rising costs to service customers and programming costs.

During the six months ended June 30, 2020, operating expenses, excluding stock-based compensation, increased $188 million as compared to the corresponding period in the prior year. Operating costs increased primarily due to increased mobile device costs and mobile service and operating costs, as well as rising costs to service customers and programming costs, partially offset by lower regulatory, connectivity and produced content costs.

Programming costs increased as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent partly offset by lower video customers and a higher mix of lower cost video packages within Charter’s video customer base during the three and six months ended June 30, 2020. Charter expects programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. Charter has been unable to fully pass these increases on to its customers nor does it expect to be able to do so in the future without a potential loss of customers.

Costs to service customers increased primarily due to higher labor costs resulting from COVID-19 related wage increases and flex time benefits along with 6.3% customer growth partially offset by lower medical costs and one-time payroll tax credits.  Bad debt expense increased only slightly given the revenue write-off associated with the KAC program and better collections enhanced by government stimulus benefits.

Regulatory, connectivity and produced content costs decreased due to timing of sports rights fees driven by delayed games due to COVID-19 and lower regulatory pass-through fees offset by higher original programming costs and costs of video devices sold to customers during the three and six months ended June 30, 2020.

Charter’s Adjusted OIBDA for the three and six months ended June 30, 2020 increased for the reasons described above.

Depreciation and amortization expense decreased $72 million and $125 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by other expenses, net which decreased $144 million and increased $173 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease in other expenses, net for the three months ended June 30, 2020, as compared to the corresponding period in the prior year, was primarily due to increased gains on financial instruments, offset by increased interest expense and a loss on extinguishment of debt.  The increase in other expenses, net for the six months ended June 30, 2020, as compared to the corresponding period in the prior year, was primarily due to increased losses on financial instruments, increased interest expense and a loss on extinguishment of debt, partially offset by a decrease to other expense.

Income tax expense increased $82 million and decreased $8 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. Income tax expense increased during the three months ended June 30, 2020 compared to the corresponding period in 2019 primarily as a result of higher pretax income offset by increased recognition of excess tax benefits resulting from share-based compensation during 2020. Income tax expense decreased during the six months ended June 30, 2020 compared to the corresponding period in 2019 primarily as a result of increased recognition of excess tax benefits resulting from share-based compensation during 2020 and an internal entity simplification that increased expense in 2019 offset by higher pretax income in 2020.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased by $29.7 million and $47.6 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year, primarily due to an increase in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Other, net

Other, net decreased $0.4 million and $0.6 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decrease was primarily due to decreases in dividend and interest income as a result of lower interest rates and lower cash balances in the current year.

Income tax benefit (expense)

During the three and six months ended June 30, 2020, we had an income tax expense of $25.0 million and $22.2 million, respectively, and the effective rate was approximately 25.7% and 25.6%.  For the three and six months ended June 30, 2019, we had an income tax expense of $3.9 million and an income tax benefit of $0.7 million, respectively, and the effective tax rate was approximately 24.6% and 22.4%, respectively. The differences between the effective income tax rates and the U.S. Federal income tax rate of 21% for the three and six months ended June 30, 2020 and June 30, 2019 were primarily due to the effect of state income taxes.

Liquidity and Capital Resources

As of June 30, 2020, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of June 30, 2020, Liberty Broadband had a cash balance of $17 million.

	Six months ended June 30,
	2020	2019

	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(15,698)	(20,074)
Net cash provided (used) by investing activities	$(14,945)	(50)
Net cash provided (used) by financing activities	$(1,919)	4,155

The decrease in cash used by operating activities in the six months ended June 30, 2020, as compared to the corresponding period in the prior year, was primarily driven by the increase in operating income and by timing differences in working capital accounts.

During the six months ended June 30, 2020, net cash flows used by investing activities were primarily for the exercise of preemptive rights to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $14.9 million.

The projected use of our cash will be primarily to fund any operational needs of our subsidiary, to service debt, to reimburse Liberty for amounts due under various agreements, to fund potential investment opportunities, and refinance Liberty Broadband’s margin loans, under its Amended 2017 Margin Loan Facility, maturing in 2021. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which could include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. In the future, we could achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2020, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$575	1.81%	$—	NA

Our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes "Legal Proceedings" under Item 3 of Part I. Other than as described in Part II, Item 1. Legal Proceedings of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there have been no material changes from the legal proceedings described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of Liberty Broadband Series A, B or C common stock during the period.

During the three months ended June 30, 2020, no shares of Liberty Broadband Series A common stock and no shares of Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

II-1

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Time-Based Restricted Stock Units Agreement between the Registrant and Gregory B. Maffei under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*     Filed herewith

**   Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: July 31, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: July 31, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3