Form 10-Q
period 2020-09-30
Liberty Broadband Corp
filed 2020-11-04
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of October 31, 2020 was:

	Series A	Series B	Series C
Liberty Broadband Corporation Common Stock	26,495,183	2,451,119	149,548,921

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2020	2019

	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$400,268	49,724
Other current assets	2,224	2,409
Total current assets	402,492	52,133
Investment in Charter, accounted for using the equity method (note 4)	12,450,425	12,194,674
Other assets	8,772	9,535
Total assets	$12,861,689	12,256,342
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,699	6,168
Deferred revenue and other current liabilities	8,640	5,971
Total current liabilities	16,339	12,139
Debt, including $621,000 and $0 measured at fair value, respectively (note 5)	1,318,664	572,944
Deferred income tax liabilities	1,036,672	999,757
Other liabilities	2,764	3,556
Total liabilities	2,374,439	1,588,396
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,495,183 shares at September 30, 2020 and 26,493,197 shares at December 31, 2019	265	265
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,451,119 shares at September 30, 2020 and 2,451,920 shares at December 31, 2019	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 150,952,521 shares at September 30, 2020 and 152,956,316 shares at December 31, 2019	1,510	1,529
Additional paid-in capital	7,587,627	7,890,084
Accumulated other comprehensive earnings, net of taxes	(3,394)	8,158
Retained earnings	2,901,217	2,767,885
Total equity	10,487,250	10,667,946
Commitments and contingencies (note 7)
Total liabilities and equity	$12,861,689	12,256,342

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(amounts in thousands, except per share amounts)
Revenue:
Software sales	$4,209	3,713	12,317	10,918
Service	10	—	120	—
Total revenue	4,219	3,713	12,437	10,918
Operating costs and expenses
Operating, including stock-based compensation (note 6)	2,523	2,323	7,515	6,803
Selling, general and administrative, including stock-based compensation (note 6)	17,968	8,507	37,316	23,662
Depreciation and amortization	56	471	1,041	1,408
	20,547	11,301	45,872	31,873
Operating income (loss)	(16,328)	(7,588)	(33,435)	(20,955)
Other income (expense):
Interest expense	(3,719)	(6,123)	(14,711)	(19,008)
Share of earnings (losses) of affiliates (note 4)	188,586	61,633	408,396	141,882
Gain (loss) on dilution of investment in affiliate (note 4)	(35,284)	(11,219)	(140,610)	(68,944)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	(39,324)	(433)	(39,324)	(433)
Other, net	8	350	199	1,179
Net earnings (loss) before income taxes	93,939	36,620	180,515	33,721
Income tax benefit (expense)	(24,979)	(9,124)	(47,183)	(8,474)
Net earnings (loss) attributable to Liberty Broadband shareholders	$68,960	27,496	133,332	25,247
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.38	0.15	0.73	0.14
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.38	0.15	0.73	0.14

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(amounts in thousands)
Net earnings (loss)	$68,960	27,496	133,332	25,247
Other comprehensive earnings (loss), net of taxes:
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(11,552)	—	(11,552)	—
Other comprehensive earnings (loss), net of taxes	(11,552)	—	(11,552)	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$57,408	27,496	121,780	25,247

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2020	2019

	(amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$133,332	25,247
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,041	1,408
Stock-based compensation	5,736	7,670
Share of (earnings) losses of affiliates, net	(408,396)	(141,882)
(Gain) loss on dilution of investment in affiliate	140,610	68,944
Realized and unrealized (gains) losses on financial instruments, net	39,324	433
Deferred income tax expense (benefit)	47,183	8,474
Other, net	1,070	1,016
Changes in operating assets and liabilities:
Current and other assets	244	(927)
Payables and other liabilities	3,044	2,385
Net cash provided (used) by operating activities	(36,812)	(27,232)
Cash flows from investing activities:
Capital expended for property and equipment	(42)	(75)
Exercise of preemptive right to purchase Charter shares	(14,910)	—
Net cash provided (used) by investing activities	(14,952)	(75)
Cash flows from financing activities:
Borrowings of debt	700,000	50,000
Repurchases of Liberty Broadband common stock	(285,722)
Payments from issuances of financial instruments	—	(46,330)
Payment to former parent under tax sharing agreement related to net settlement of Awards	—	(16,090)
Taxes paid in lieu of shares issued for stock-based compensation	(2,121)	—
Other financing activities, net	(9,849)	3,170
Net cash provided (used) by financing activities	402,308	(9,250)
Net increase (decrease) in cash	350,544	(36,557)
Cash, cash equivalents and restricted cash, beginning of period	49,724	83,103
Cash, cash equivalents and restricted cash, end of period	$400,268	46,546

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity

	(amounts in thousands)
Balance at January 1, 2020	$—	265	25	1,529	7,890,084	8,158	2,767,885	10,667,946
Net earnings (loss)	—	—	—	—	—	—	133,332	133,332
Other comprehensive loss	—	—	—	—	—	(11,552)	—	(11,552)
Stock-based compensation	—	—	—	—	5,684	—	—	5,684
Issuance of common stock upon exercise of stock options	—	—	—	1	25	—	—	26
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(2,121)	—	—	(2,121)
Series C Liberty Broadband stock repurchases	—	—	—	(20)	(285,702)	—	—	(285,722)
Noncontrolling interest activity at Charter	—	—	—	—	(20,343)	—	—	(20,343)
Balance at September 30, 2020	$—	265	25	1,510	7,587,627	(3,394)	2,901,217	10,487,250

						Accumulated
					Additional	other
	Preferred	Common stock			paid-in	comprehensive	Retained
	Stock	Series A	Series B	Series C	capital	earnings	earnings	Total equity

	(amounts in thousands)
Balance at June 30, 2020	$—	265	25	1,530	7,878,499	8,158	2,832,257	10,720,734
Net earnings (loss)	—	—	—	—	—	—	68,960	68,960
Other comprehensive loss	—	—	—	—	—	(11,552)	—	(11,552)
Stock-based compensation	—	—	—	—	1,979	—	—	1,979
Series C Liberty Broadband stock repurchases	—	—	—	(20)	(285,702)	—	—	(285,722)
Noncontrolling interest activity at Charter	—	—	—	—	(7,149)	—	—	(7,149)
Balance at September 30, 2020	$—	265	25	1,510	7,587,627	(3,394)	2,901,217	10,487,250

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

We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities.  Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

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

On August 6, 2020, Liberty Broadband and GCI Liberty entered into a definitive merger agreement under which Liberty Broadband agreed to acquire all of the outstanding shares of GCI Liberty in a stock-for-stock merger (the “Combination”).  Under the terms of the merger agreement each holder of Series A and B common stock of GCI Liberty will receive 0.58 of a share of Series C common stock and Series B common stock, respectively, of Liberty Broadband. Additionally, holders of a share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty will receive one share of Series A Cumulative Redeemable Preferred Stock with mirror terms to be issued by Liberty Broadband.  The Combination was recommended to the Company’s Board of Directors for approval by a special committee composed solely of independent, disinterested directors and advised by independent financial and legal advisors.  The closing of the Combination is subject to certain customary conditions, including: (i) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the GCI Liberty outstanding stock entitled to vote thereon not owned by John C. Malone and certain other persons, (ii) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the Liberty Broadband outstanding stock entitled to vote thereon not owned by John C. Malone and certain other persons, (iii) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the GCI Liberty outstanding stock entitled to vote thereon, (iv) approval of the Liberty Broadband stock issuance by holders of a majority of the aggregate voting power of the Liberty Broadband outstanding stock present in person or by proxy at the stockholder meeting and entitled to vote thereon and (v) the receipt of any applicable regulatory approvals.  Liberty Broadband and GCI Liberty expect the Combination to close no later than the first quarter of 2021, subject to potential COVID-19 related delays.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Broadband Spin-Off, certain conditions to the Broadband Spin-Off and provisions governing the relationship between Liberty Broadband and Liberty with respect to and resulting from the Broadband Spin-Off.  The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Broadband and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support.  See below for a description of an amendment to the services agreement in December 2019.  Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually. Under these various agreements, amounts reimbursable to Liberty were approximately $1.0 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $3.2 million and $18.6 million for the nine months ended September 30, 2020 and 2019, respectively.

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

	Liberty Broadband Common Stock
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

	(numbers of shares in thousands)
Basic WASO	181,472	181,522	181,765	181,409
Potentially dilutive shares (1)	1,031	1,451	953	1,377
Diluted WASO	182,503	182,973	182,718	182,786

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

The Company’s assets and (liabilities) measured at fair value are as follows:

	September 30, 2020			December 31, 2019
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

(amounts in thousands)
Cash equivalents	$375,615	375,615	—	48,174	48,174	—
Exchangeable senior debentures	$621,000	—	621,000	—	—	—

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

The carrying amounts of other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, and accrued and other current liabilities, which approximate fair value due to the short maturity

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

of these instruments as reported on our condensed consolidated balance sheets. The carrying value of our long-term debt under the Margin Loan Facility (as defined in note 5 to the accompanying condensed consolidated financial statements) bears interest at a variable rate and therefore is also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(amounts in thousands)
Derivative instruments (1)	$—	(433)	—	(433)
Exchangeable senior debentures (2)	(39,324)	NA	(39,324)	NA
	$(39,324)	(433)	(39,324)	(433)
(1)	In September 2019, the Company entered into a zero-strike call option on 460,675 shares of Liberty Broadband Series C common stock and prepaid a premium of $46.3 million.
(2)	The Company has elected to account for its exchangeable senior debentures entered into in August 2020 using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a loss of $15.3 million for the three and nine months ended September 30, 2020.

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of September 30, 2020, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $12,450 million and $33,781 million, respectively.  Liberty Broadband’s ownership in Charter is 27.1% of the outstanding equity of Charter as of September 30, 2020.

Pursuant to proxy agreements with GCI Liberty and A/N (the “GCI Liberty Proxy” and “A/N Proxy”, respectively), Liberty Broadband has an irrevocable proxy to vote certain shares of Charter common stock owned beneficially or of record by GCI Liberty and A/N, for a five year term expiring May 18, 2021, subject to extension upon the mutual agreement of both parties, subject to certain limitations.

Liberty Broadband’s overall voting interest (24.0% at September 30, 2020) is diluted by the outstanding A/N interest in a subsidiary of Charter because the A/N interest has voting rights in Charter. As a result of the A/N Proxy and the GCI Liberty Proxy, Liberty Broadband controls 25.01% of the aggregate voting power of Charter and is Charter’s largest stockholder.

Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the cap on its voting interest.  Liberty Broadband’s voting interest in Charter is capped at the greater of (x) 25.01% (or 0.01% above the person or group holding the highest voting percentage of Charter) and (y) 23.5% increased one-for-one to a maximum of

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

35% for each permanent reduction in A/N’s equity interest in Charter below 15%. As of September 30, 2020, Liberty Broadband does not believe it has exceeded the cap on its equity ownership in Charter.

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

During the nine months ended September 30, 2020, Liberty Broadband exercised its preemptive right to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $14.9 million.

Investment in Charter

The excess basis in our investment in Charter of $5,167 million as of September 30, 2020 is allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

	September 30,	December 31,
	2020	2019
Property and equipment	$307	225
Customer relationships	1,381	1,043
Franchise fees	2,402	1,996
Trademarks	29	29
Goodwill	2,182	1,630
Debt	(144)	(9)
Deferred income tax liability	(990)	(817)
	$5,167	4,097

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 5 years and 9 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the nine months ended September 30, 2020 was primarily due to Charter’s share buyback program. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $25.5 million and $32.7 million, net of related taxes, for the three months ended September 30, 2020 and 2019, respectively, and expenses of $107.3 million and $88.7 million, net of related taxes, for the nine months ended September 30, 2020 and 2019, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had a dilution loss of $35.3 million and $11.2 million during the three months ended September 30, 2020 and 2019, respectively, and a dilution loss of $140.6 million and $68.9 million during the nine months ended September 30, 2020 and 2019, respectively. The dilution losses for the periods presented were attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheets

	September 30, 2020	December 31, 2019
Current assets	$4,063	6,537
Property and equipment, net	34,196	34,591
Goodwill	29,554	29,554
Intangible assets, net	73,372	74,775
Other assets	3,008	2,731
Total assets	$144,193	148,188
Current liabilities	10,256	12,385
Deferred income taxes	17,929	17,711
Long-term debt	77,947	75,578
Other liabilities	4,349	3,703
Equity	33,712	38,811
Total liabilities and shareholders’ equity	$144,193	148,188

Charter condensed consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$12,039	11,450	35,473	34,003
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	7,483	7,435	22,212	21,915
Depreciation and amortization	2,370	2,415	7,295	7,465
Other operating (income) expenses, net	14	14	23	71
	9,867	9,864	29,530	29,451
Operating income	2,172	1,586	5,943	4,552
Interest expense, net	(946)	(963)	(2,883)	(2,833)
Other income (expense), net	(117)	(30)	(413)	(220)
Income tax benefit (expense)	(177)	(126)	(372)	(329)
Net income (loss)	932	467	2,275	1,170
Less: Net income attributable to noncontrolling interests	(118)	(80)	(299)	(216)
Net income (loss) attributable to Charter shareholders	$814	387	1,976	954

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	September 30,	September 30,	December 31,
	2020	2020	2019
	(amounts in thousands)
Margin Loan	$700,000	700,000	575,000
Exchangeable Senior Debentures	575,000	621,000	—
Deferred financing costs	—	(2,336)	(2,056)
Total	$1,275,000	1,318,664	572,944

Margin Loan Facility

On August 12, 2020, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”), entered into Amendment No. 3 to its multi-draw margin loan credit facility and Amendment No. 2 to its Collateral Account Control Agreement (the “Third Amendment”), which amends SPV’s margin loan agreement, dated as of August 31, 2017 (as amended by Amendment No. 1 to Margin Loan Agreement, dated as of August 24, 2018, and as further amended by Amendment No. 2 to Margin Loan Agreement and Amendment No. 1 to Collateral Account Control Agreement, dated August 19, 2019, the “Existing Margin Loan Agreement”; the Existing Margin Loan Agreement, as amended by the Third Amendment, the “Margin Loan Agreement”), with Wilmington Trust, National Association, as the administrative agent, BNP Paribas, as the calculation agent, and the lenders party thereto.  The Margin Loan Agreement provides for, among other things, a multi-draw term loan credit facility (the “Margin Loan Facility”) in an aggregate principal amount of up to $2.3 billion, including the Incremental Facility (as defined below).  SPV’s obligations under the Margin Loan Facility are secured by first priority liens on the shares of Charter owned by SPV.

SPV is permitted, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $1.0 billion. SPV will also have the ability to borrow up to $1.3 billion of additional loans under the Margin Loan Facility (the “Incremental Facility” and the loans made under the Incremental Facility, the “Additional Loans”). The borrowings under the Incremental Facility are subject to certain conditions precedent, including the completion of the Combination (as defined in note 1 to the accompanying condensed consolidated financial statements).  SPV drew down an additional $25 million on July 31, 2020 and an additional $100 million on August 20, 2020 on the Margin Loan Facility. Outstanding borrowings under the respective margin loan agreements were $700 million and $575 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, SPV was permitted to borrow an additional $300 million, which may be drawn through August 12, 2021. The maturity date of the loans under the Margin Loan Agreement is August 24, 2022 (except for any Additional Loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Borrowings under the Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%, increasing to a per annum spread of 1.85% from and after the completion of the Combination. The Margin Loan Agreement also provides for customary LIBOR replacement provisions.  Borrowings outstanding under this margin loan bore interest at a rate of 1.72% per annum at September 30, 2020 and is payable quarterly in arrears.

The Margin Loan Agreement contains various affirmative and negative covenants that restrict the activities of the SPV (and, in some cases, the Company and its subsidiaries with respect to shares of Charter owned by the Company and its subsidiaries). The Margin Loan Agreement does not include any financial covenants.  The Margin Loan Agreement also contains restrictions related to additional indebtedness and events of default customary for margin loans of this type.

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of September 30, 2020, 6.8 million shares of Charter with a value of $4.2 billion were pledged as collateral pursuant to the Margin Loan Agreement.

Exchangeable Senior Debentures

On August 27, 2020, the Company closed a private offering of $575 million aggregate original principal amount of its 2.75% Exchangeable Senior Debentures due 2050 (the “Debentures”), including Debentures with an aggregate original principal amount of $75 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of Debentures, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.1661 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $857.56 for each share of Charter Class A common stock. A total of 670,507 shares of Charter Class A common stock are attributable to the Debentures.  Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2020.  The Debentures may be redeemed by the Company, in whole or in part, on or after October 5, 2023. Holders of the Debentures also have the right to require the Company to purchase their Debentures on October 5, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The Company has elected to account for the Debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the accompanying condensed consolidated statements of operations.  See note 3 for information related to unrealized gains (losses) on debt measured at fair value.  As of September 30, 2020, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the condensed consolidated balance sheets.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expense	$10	12	23	60
Selling, general and administrative	1,992	2,519	5,713	7,610
	$2,002	2,531	5,736	7,670

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liberty Broadband – Grants of Awards

During the nine months ended September 30, 2020, Liberty Broadband granted 100 thousand options to purchase shares of Series C Liberty Broadband common stock to our CEO. Such options had a GDFV of $27.39 per share and vest on December 31, 2020.

There were no options to purchase shares of Series A or Series B common stock granted during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, Liberty Broadband granted 2 thousand time-based RSUs of Series C Liberty Broadband common stock to our CEO. The RSUs had a GDFV of $120.71 per share and cliff vest on December 10, 2020.  This RSU grant was issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he has waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2020	4	$47.92
Granted	—	$—
Exercised	(3)	$51.84
Forfeited/cancelled	—	$—
Outstanding at September 30, 2020	1	$39.70	1.7	$—
Exercisable at September 30, 2020	1	$39.70	1.7	$—

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2020	1,932	$61.43
Granted	122	$116.09
Exercised	(6)	$51.82
Forfeited/cancelled	—	$—
Outstanding at September 30, 2020	2,048	$64.73	4.7	$160
Exercisable at September 30, 2020	1,616	$50.00	4.2	$150

As of September 30, 2020, the total unrecognized compensation cost related to unvested Awards was approximately $9.0 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

As of September 30, 2020, Liberty Broadband reserved 2.0 million shares of Series A and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

Skyhook Equity Incentive Plans

Long-Term Incentive Plans

Skyhook has a long-term incentive plan which provides for the granting of phantom stock appreciation rights and phantom stock units to employees, directors, and consultants of Skyhook that is not significant to Liberty Broadband. As of September 30, 2020 and December 31, 2019, $1.0 million and $1.2 million, respectively, are included in other liabilities for the fair value (Level 2) of the Company’s long-term incentive plan obligations.

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

Certain Risks and Concentrations

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. The Company’s largest customers, that accounted for greater than 10% of revenue individually, aggregated 59% and 59% of total revenue for the three months ended September 30, 2020 and 2019, respectively, and 59% and 71% of total revenue for the nine months ended September 30, 2020 and 2019, respectively.

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

For the nine months ended September 30, 2020, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

	Three months ended September 30,
	2020		2019
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA

	(amounts in thousands)
Skyhook	$4,219	(662)	3,713	(1,105)
Charter	12,039,000	4,625,000	11,450,000	4,072,000
Corporate and other	—	(13,608)	—	(3,481)
	12,043,219	4,610,730	11,453,713	4,067,414
Eliminate equity method affiliate	(12,039,000)	(4,625,000)	(11,450,000)	(4,072,000)
Consolidated Liberty Broadband	$4,219	(14,270)	3,713	(4,586)

	Nine months ended September 30,
	2020		2019
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA

	(amounts in thousands)
Skyhook	$12,437	(2,429)	10,918	(3,174)
Charter	35,473,000	13,501,000	34,003,000	12,255,000
Corporate and other	—	(24,229)	—	(8,703)
	35,485,437	13,474,342	34,013,918	12,243,123
Eliminate equity method affiliate	(35,473,000)	(13,501,000)	(34,003,000)	(12,255,000)
Consolidated Liberty Broadband	$12,437	(26,658)	10,918	(11,877)

Other Information

	September 30, 2020
	Total	Investments	Capital
	assets	in affiliates	expenditures

	(amounts in thousands)
Skyhook	$16,071	—	42
Charter	144,193,000	—	5,352,000
Corporate and other	12,845,618	12,450,425	—
	157,054,689	12,450,425	5,352,042
Eliminate equity method affiliate	(144,193,000)	—	(5,352,000)
Consolidated Liberty Broadband	$12,861,689	12,450,425	42

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months
	September 30,		ended September 30,
	2020	2019	2020	2019

	(amounts in thousands)
Adjusted OIBDA	$(14,270)	(4,586)	(26,658)	(11,877)
Stock-based compensation	(2,002)	(2,531)	(5,736)	(7,670)
Depreciation and amortization	(56)	(471)	(1,041)	(1,408)
Operating income (loss)	(16,328)	(7,588)	(33,435)	(20,955)
Interest expense	(3,719)	(6,123)	(14,711)	(19,008)
Share of earnings (loss) of affiliates, net	188,586	61,633	408,396	141,882
Gain (loss) on dilution of investment in affiliate	(35,284)	(11,219)	(140,610)	(68,944)
Realized and unrealized gains (losses) on financial instruments, net	(39,324)	(433)	(39,324)	(433)
Other, net	8	350	199	1,179
Earnings (loss) before income taxes	$93,939	36,620	180,515	33,721

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding new service and product offerings; future expenses; the performance of our equity affiliate, Charter Communications, Inc. (“Charter”), and its expectations related to COVID-19 (as defined below); the Combination (as defined below); our projected sources and uses of cash; indebtedness; and the anticipated non-material impact of certain contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiary and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

●	The impact of the novel coronavirus (“COVID-19”) pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors, and our businesses generally;
●	the satisfaction of conditions to the Combination;
●	Charter’s ability to sustain and grow revenue and cash flow from operations by offering Internet, video, voice, mobile, advertising and other services to residential and commercial customers, to adequately meet the customer experience demands in its service areas and to maintain and grow its customer base, particularly in the face of increasingly aggressive competition, the need for innovation and the related capital expenditures;
●	the impact of competition from other market participants, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband and telephone providers, digital subscriber line providers, fiber to the home providers, and providers of video content over broadband Internet connections;
●	Charter’s ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
●	Charter’s ability to develop and deploy new products and technologies, including mobile products and any other consumer services and service platforms;
●	any events that disrupt Charter’s or Skyhook’s networks, information systems or properties and impair their operating activities or negatively impact their respective reputation;
●	the effects of governmental regulation on the business of Charter and Skyhook, including costs, disruptions and possible limitations on Charter’s operating flexibility related to, and its ability to comply with, regulatory conditions applicable to Charter as a result of previous mergers;
●	general business conditions, economic uncertainty or downturn, including the impacts of the COVID-19 pandemic to unemployment levels and the level of activity in the housing sector;
●	failure to protect the security of personal information about the customers of our operating subsidiary and equity affiliate, subjecting us to costly government enforcement actions or private litigation and reputational damage;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
●	the ability to retain and hire key personnel;
●	the ability of suppliers and vendors to deliver products, equipment, software and services;

●	the outcome of any pending or threatened litigation;
●	changes in the nature of key strategic relationships with partners, vendors and joint ventures;
●	the availability and access, in general, of funds to meet debt obligations prior to or when they become due and to fund operations and necessary capital expenditures, either through (i) cash on hand, (ii) free cash flow, or (iii) access to the capital or credit markets;
●	the ability of Charter and our company to comply with all covenants in their and our respective debt instruments, any violation of which, if not cured in a timely manner, could trigger a default of other obligations under cross-default provisions; and
●	our ability to successfully monetize certain of our assets.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. Pursuant to proxy agreements with GCI Liberty, Inc. (“GCI Liberty”) and Advance/Newhouse Partnership, Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

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

On August 6, 2020, Liberty Broadband and GCI Liberty entered into a definitive merger agreement under which Liberty Broadband agreed to acquire all of the outstanding shares of GCI Liberty in a stock-for-stock merger (the “Combination”).  Under the terms of the merger agreement each holder of Series A and B common stock of GCI Liberty will receive 0.58 of a share of Series C common stock and Series B common stock, respectively, of Liberty Broadband.  Additionally, holders of a share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty will receive one share of Series A Cumulative Redeemable Preferred Stock with mirror terms to be issued by Liberty Broadband.  The Combination was recommended to the Company’s Board of Directors for approval by a special committee composed solely of independent, disinterested directors and advised by independent financial and legal advisors.  The closing of the Combination is subject to certain customary conditions, including: (i) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the GCI Liberty outstanding stock entitled to vote thereon not owned by John C. Malone and certain other persons, (ii) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the Liberty Broadband outstanding stock entitled to vote thereon not owned by John C. Malone and certain other persons, (iii) the adoption of the merger agreement by holders of a majority of the aggregate voting power of the GCI Liberty outstanding stock entitled to vote thereon, (iv) approval of the Liberty Broadband stock issuance by holders of a majority of the aggregate voting power of the Liberty Broadband outstanding stock present in person or by proxy at the stockholder meeting and entitled to vote thereon and (v) the receipt of any applicable regulatory approvals.  Liberty Broadband and GCI Liberty expect the Combination to close no later than the first quarter of 2021, subject to potential COVID-19 related delays.

In December 2019, Chinese officials reported a novel coronavirus outbreak. COVID-19 has since spread through China and internationally.  On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices.  During this time, Skyhook has maintained function of all departments and service has been uninterrupted.  Skyhook’s business results for the three and nine months ended September 30, 2020 were largely unaffected by the pandemic; however, Skyhook cannot predict the ultimate impact of COVID-19 on its business, including its customer renewals, ability to generate new business and its ability to collect on payments from customers.

As the COVID-19 pandemic continues to significantly impact the United States, Charter has continued to deliver services uninterrupted by the pandemic. Because Charter has invested significantly in its network and through normal course capacity increases, Charter has been able to respond to the significant increase in network activity from the private and public response to COVID-19 as Charter does its part as a major provider of Internet services in the United States by, among other things, enabling social distancing through telecommuting and e-learning across its footprint of 41 states.  Charter has invested significantly in its self-service infrastructure, and customers have accelerated the adoption of its self-installation and digital self-service capabilities. Increased demand for Charter’s connectivity and the positive response to Charter’s Remote Education Offer pursuant to which new customers with students or educators in the household were eligible to receive Internet service for free for 60 days and the Keep Americans Connected (“KAC”) Pledge, which paused collection efforts and related disconnects for residential and small and medium business (“SMB”) customers with COVID-19 related payment challenges through June 30, 2020, have positively impacted Charter’s results for the nine months ended September 30, 2020 with retention rates for these customers similar to Charter’s average customer base.

During the three and nine months ended September 30, 2020, Charter’s results were negatively impacted by COVID-19, including recording $218 million of estimated customer credits to be provided to video customers offset by $173 million in-period recognition of estimated rebates from sports programming networks as a result of canceled sporting events and related costs.  The difference between the $218 million estimated credit to customers which lowered video revenue and the $163 million reduction in programming expense and $10 million reduction in regulatory, connectivity and produced content costs relates to an expected reduction in sports rights content costs which is being amortized over the life of the contract, consistent with the deferral of expense in the three months ended June 30, 2020 when games were canceled.  Charter intends to provide a credit on customers’ invoices for all of the rebates provided by the sports programming networks when details are finalized with these networks.

Charter has also seen declines in advertising revenue as a result of COVID-19 and lower revenue from seasonal plans offered to SMB and Enterprise hospitality customers that have requested a reduced level of service due to temporary business closure or because these customers have reduced their service offering to their own customers.  In addition, in an effort to assist COVID-19 impacted customers with overdue balances at the end of the KAC program, Charter waived approximately $85 million of receivables which was recorded as a reduction of revenue in the second quarter of 2020.

Charter cannot predict the ultimate impact of COVID-19 on its business, including the depth and duration of the economic impact to household formation and growth and its residential and business customers’ ability to pay for its products and services including the impact of extended unemployment benefits and other stimulus packages.  Charter expects that some of the COVID-19 programs discussed above may result in incremental churn and bad debt during the remainder of the year and into 2021.  In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of suppliers and vendors to provide products and services to Charter, the pace of new housing construction, changes in business spend in its local and national ad sales business, the effects to employees’ health and safety and resulting reorientation of its work activities, and the risk of limitations on the deployment and maintenance of services (including by limiting customer support and on-site service repairs and installations).

Results of Operations—Consolidated—September 30, 2020 and 2019

Consolidated operating results:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(amounts in thousands)
Revenue	$4,219	3,713	12,437	10,918
Operating expense	2,513	2,311	7,492	6,743
Selling, general and administrative	15,976	5,988	31,603	16,052
Stock-based compensation	2,002	2,531	5,736	7,670
Depreciation and amortization	56	471	1,041	1,408
Operating income (loss)	(16,328)	(7,588)	(33,435)	(20,955)
Less impact of stock-based compensation and depreciation and amortization	2,058	3,002	6,777	9,078
Adjusted OIBDA	$(14,270)	(4,586)	(26,658)	(11,877)

Revenue

Revenue increased $0.5 million and $1.5 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increase in revenue for the three and nine months ended September 30, 2020, as compared to the corresponding periods in the prior year, was primarily due to increased revenue from existing customers.

Operating expense and selling, general and administrative expenses

Operating expense increased by $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year, primarily due to increased personnel and cloud computing costs.  Selling, general, and administrative expense increased by $10.0 million and $15.6 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases in selling, general and administrative expense during the three and nine months ended September 30, 2020, compared to the corresponding periods in the prior year, were primarily due to increased professional service fees at the corporate level of $9.8 million and $15.2 million, respectively, due to the Combination and certain fees related to debt activity.

Stock-based compensation

The decrease in stock-based compensation expense of $0.5 million and $1.9 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year, was primarily due to a decrease in the value of restricted stock units of Liberty Broadband Series C common stock granted during the first half of 2020.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.4 million for both the three and nine months ended September 30, 2020, as compared to the corresponding periods in the prior year, primarily due to certain intangible assets becoming fully amortized.

Operating income (loss)

Operating loss increased $8.7 million and $12.5 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year due to the items discussed above.

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

Adjusted OIBDA decreased $9.7 million and $14.8 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases in Adjusted OIBDA for the three and nine months ended September 30, 2020, as compared to the corresponding periods in the prior year, were due primarily to the increases in operating and selling, general and administrative expenses, partially offset by the increases in revenue, as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(amounts in thousands)
Other income (expense):
Interest expense	$(3,719)	(6,123)	(14,711)	(19,008)
Share of earnings (losses) of affiliates	188,586	61,633	408,396	141,882
Gain (loss) on dilution of investment in affiliate	(35,284)	(11,219)	(140,610)	(68,944)
Realized and unrealized gains (losses) on financial instruments, net	(39,324)	(433)	(39,324)	(433)
Other, net	8	350	199	1,179
	$110,267	44,208	213,950	54,676

Interest expense

Interest expense decreased $2.4 million and $4.3 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were driven by a decrease in our weighted average interest rate during the current periods as compared to the corresponding periods in the prior year, partially offset by additional amounts outstanding on the Margin Loan Facility and Debentures (as defined in note 5 to the accompanying condensed consolidated financial statements) that were borrowed in August 2020.

Share of earnings (losses) of affiliates

Share of earnings of affiliates increased $127.0 million and $266.5 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $25.5 million and $32.7 million, net of related taxes, for the three months ended September 30, 2020 and 2019, respectively, and $107.3 million and $88.7 million, net of related taxes, for the nine months ended September 30, 2020 and 2019, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program. The change in the share of earnings of affiliates in the three and nine months ended September 30, 2020, as compared to the corresponding periods in the prior year, was the result of the corresponding change in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(amounts in millions)
Revenue	$12,039	11,450	35,473	34,003
Operating expenses, excluding stock-based compensation	(7,414)	(7,378)	(21,972)	(21,748)
Adjusted OIBDA	4,625	4,072	13,501	12,255
Depreciation and amortization	(2,370)	(2,415)	(7,295)	(7,465)
Stock-based compensation	(83)	(71)	(263)	(238)
Operating income	2,172	1,586	5,943	4,552
Other expenses, net	(1,063)	(993)	(3,296)	(3,053)
Net earnings (loss) before income taxes	1,109	593	2,647	1,499
Income tax benefit (expense)	(177)	(126)	(372)	(329)
Net earnings (loss)	$932	467	2,275	1,170

Charter net earnings increased $465 million and $1,105 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $589 million and $1,470 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in the number of residential Internet and mobile customers, price adjustments and during the three months ended September 30, 2020, advertising sales offset by a decrease in video customers and $218 million of estimated customer credits to be issued to video customers due to canceled sporting events. For the nine months ended September 30, 2020, revenue also decreased as compared to the corresponding prior period due to $85 million of waived receivables related to the KAC program.

During the three and nine months ended September 30, 2020, operating expenses, excluding stock-based compensation, increased $36 million and $224 million as compared to the corresponding periods in the prior year, respectively. Operating costs increased primarily due to increased mobile device costs and mobile service and operating costs, and for the nine months ended September 30, 2020, increases in costs to service customers offset by lower regulatory, connectivity and produced content costs.

Programming costs during the three and nine months ended September 30, 2020 were reduced by $163 million of estimated rebates from sports programming networks as a result of canceled sporting events due to COVID-19 and further benefited from a higher mix of lower cost video packages within Charter’s video customer base and lower video customers.  The decrease was offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent. Charter expects programming expenses will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. Charter has been unable to fully pass these increases on to its customers nor does it expect to be able to do so in the future without a potential loss of customers.

Costs to service customers increased primarily due to higher labor costs resulting from COVID-19 related wage increases and flex time benefits along with 6.8% customer growth offset by a decrease in bad debt expense given the revenue write-off associated with the KAC program and better collections enhanced by government stimulus benefits.

Regulatory, connectivity and produced content costs remained constant and decreased during the three and nine months ended September 30, 2020, respectively, due to deferred sports rights costs associated with the shortened baseball season resulting from COVID-19.

Charter’s Adjusted OIBDA for the three and nine months ended September 30, 2020 increased for the reasons described above.

Depreciation and amortization expense decreased $45 million and $170 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by other expenses, net which increased $70 million and $243 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increase in other expenses, net for the three months ended September 30, 2020, as compared to the corresponding period in the prior year, was primarily due to increased other pension costs and a loss on extinguishment of debt, partially offset by increased gains on financial instruments.  The increase in other expenses, net for the nine months ended September 30, 2020, as compared to the corresponding period in the prior year, was primarily due to increased other pension costs and a loss on extinguishment of debt, partially offset by a decrease to other expense.

Income tax expense increased $51 million and $43 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. Income tax expense increased during the three and nine months ended September 30, 2020 compared to the corresponding periods in 2019 primarily as a result of higher pretax income offset by increased recognition of excess tax benefits resulting from share-based compensation during 2020.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased by $24.1 million and $71.7 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year, primarily due to an increase in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net for the three and nine months ended September 30, 2020, were primarily related to changes in fair value of the Debentures related to changes in market price of underlying Charter stock. Realized and unrealized gains (losses) on financial instruments, net for the three and nine months ended September 30, 2019, were related to the zero-strike call options. See discussion in note 3 to the accompanying condensed consolidated financial statements for additional information.

Other, net

Other, net decreased $0.3 million and $1.0 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The decreases were primarily due to decreases in dividend and interest income as a result of lower interest rates and lower cash balances during the current year.

Income tax benefit (expense)

During the three and nine months ended September 30, 2020, we had an income tax expense of $25.0 million and $47.2 million, respectively, and the effective rate was approximately 26.6% and 26.1%.  For the three and nine months ended September 30, 2019, we had an income tax expense of $9.1 million and $8.5 million, respectively, and the effective tax rate was approximately 24.9% and 25.1%, respectively. The differences between the effective income tax rates and the U.S.

Federal income tax rate of 21% for the three and nine months ended September 30, 2020 and September 30, 2019 were primarily due to the effect of state income taxes.

Liquidity and Capital Resources

As of September 30, 2020, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our investments, outstanding debt facilities, including $300 million available to be drawn under the Margin Loan Facility (as defined in note 5 to the accompanying condensed consolidated financial statements) until August 12, 2021, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2020, Liberty Broadband had a cash balance of $400 million.

	Nine months ended September 30,
	2020	2019

	(amounts in thousands)
Cash flow information
Net cash provided (used) by operating activities	$(36,812)	(27,232)
Net cash provided (used) by investing activities	$(14,952)	(75)
Net cash provided (used) by financing activities	$402,308	(9,250)

The increase in cash used by operating activities in the nine months ended September 30, 2020, as compared to the corresponding period in the prior year, was primarily driven by the increase in operating loss.

During the nine months ended September 30, 2020, net cash flows used by investing activities were primarily for the exercise of preemptive rights to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $14.9 million.

During the nine months ended September 30, 2020, net cash flows provided by financing activities were primarily borrowings of $700 million under the Company’s margin loan and Debentures (see note 5 to the accompanying condensed financial statements for more information), partially offset by repurchases of Series C Liberty Broadband common stock of $285.7 million.

The projected use of our cash will be primarily to fund any operational needs of our subsidiary, to service debt, to reimburse Liberty for amounts due under various agreements, to fund potential investment opportunities, the potential buyback of common stock under the approved share buyback program and to refinance Liberty Broadband’s margin loan, under its Margin Loan Facility, maturing in 2022. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which could include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We could achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2020, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
(dollar amounts in millions)
$700	1.72%	$575	2.75%

Our stock in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended on March 31, 2020 and June 30, 2020 include "Legal Proceedings" under Item 3 of Part I and Item 1 of Part II, respectively. There have been no material changes from the legal proceedings described in these Forms 10-K and 10-Q, except as described below.

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the United States District Court for the District of Kansas alleging that Time Warner Cable, Inc. (“TWC” or “Legacy TWC”) infringed certain U.S. patents purportedly relating to Voice over Internet Protocol (“VoIP”) services. At the trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents. The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $6 million, representing pre-judgment interest on the damages award. Charter has now paid the verdict, interest and costs in full. Charter continues to pursue indemnity from its vendors and has brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the United States District Court for the District of Delaware implicating Sprint's LTE technology and a similar suit against T-Mobile USA, Inc. in the Western District of Texas. The ultimate outcomes of the pursuit of indemnity against Charter’s vendors and the TC Tech litigation cannot be predicted. Charter does not expect the outcome of its indemnity claims nor the outcome of the TC Tech litigation will have a material adverse effect on its operations or financial condition.

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

On October 23, 2020, a lawsuit was filed by a purported GCI Liberty stockholder in the United States District Court for the District of Delaware under the caption Lewis Baker v. GCI Liberty, Inc., et al., Case No. 1:20-cv-01425-UNA. The lawsuit named as defendants GCI Liberty, the members of the GCI Liberty board of directors, Liberty Broadband and certain subsidiaries of Liberty Broadband. The lawsuit asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 under the Exchange Act, as well as Section 20(a) of the Exchange Act. The lawsuit alleged that the defendants caused a registration statement that omitted material information to be filed in connection with the Combination, which allegedly rendered the registration statement false and misleading. The lawsuit further alleged that the members of the GCI Liberty board of directors and Liberty Broadband acted as controlling persons of GCI Liberty and had knowledge of the allegedly false and misleading statements contained in the registration statement. The lawsuit sought an injunction barring the Combination, rescission of the Combination in the event it had been consummated, an order directing the GCI Liberty board of directors to disseminate a registration statement that did not contain any allegedly untrue statements or omit material facts, a declaration that defendants violated the Exchange Act, costs and attorneys’ fees, and other relief.

Liberty Broadband believes this lawsuit was without merit. On October 29, 2020, the plaintiff voluntarily dismissed the lawsuit with prejudice.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A. Risk Factors of its Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Liberty Broadband will incur direct and indirect costs as a result of the Combination.

Liberty Broadband will incur substantial expenses in connection with and as a result of completing the Combination, including advisory, legal and other transaction costs, and, following the completion of the Combination, Liberty Broadband expects to incur additional expenses in connection with combining the companies. A majority of these costs have already been incurred or will be incurred regardless of whether the Combination is completed. Factors beyond Liberty Broadband’s control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.  Management of Liberty Broadband continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Combination. Although Liberty Broadband expects that the realization of benefits related to the Combination will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

The announcement and pendency of the Combination could divert the attention of management and cause disruptions in the businesses of Liberty Broadband, which could have an adverse effect on the business and financial results of Liberty Broadband.

Management of Liberty Broadband may be required to divert a disproportionate amount of attention away from its day-to-day activities and operations, and devote time and effort to consummating the Combination.  The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the Combination.  These factors could adversely affect the financial position or results of operations of Liberty Broadband, regardless of whether the Combination is completed.

Liberty Broadband is subject to contractual restrictions while the Combination is pending, which could adversely affect its business and operations.

Under the terms of the merger agreement, Liberty Broadband is subject to certain restrictions on the conduct of its business prior to completing the Combination which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to amend its organizational documents, pay extraordinary dividends or distributions or incur indebtedness. Such limitations could adversely affect Liberty Broadband prior to the completion of the Combination. These risks may be exacerbated by delays or other adverse developments with respect to the completion of the Combination.

The Combination is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Combination could have material adverse effects on Liberty Broadband.

The completion of the Combination is subject to a number of conditions, including, among other things, receipt of the required Liberty Broadband and GCI Liberty stockholder approvals, including approval of the merger agreement by the affirmative vote of holders of a majority of the aggregate voting power of outstanding shares of each company that are not owned by John C. Malone and certain other persons for each company. While the parties have agreed in the merger agreement to use reasonable best efforts to satisfy the closing conditions, the parties may not be successful in their efforts to do so.  The failure to satisfy all of the required conditions could delay the completion of the Combination for a significant period of time or prevent it from occurring at all. Any delay in completing the Combination could cause Liberty Broadband not to realize some or all of the benefits, or realize them on a different timeline than expected, that Liberty Broadband expects to achieve if the Combination is successfully completed within the expected timeframe. There can be no assurance that the conditions to the closing of the Combination will be satisfied or (to the extent permitted) waived or that the Combination will be completed. Also, subject to limited exceptions, either Liberty Broadband or GCI Liberty may terminate the merger agreement if the Combination has not been completed by August 6, 2021, subject to possible extension as set forth in the merger agreement.

If the Combination is not completed, Liberty Broadband may be materially adversely affected and, without realizing any of the benefits of having completed the Combination, and Liberty Broadband will be subject to a number of risks, including the following:

●	the market price of Liberty Broadband common stock could decline;
●	Liberty Broadband could owe a substantial termination fee to GCI Liberty under certain circumstances;
●	if the merger agreement is terminated and Liberty Broadband seeks another business combination, Liberty Broadband may not find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms agreed to in the merger agreement;
●	time and resources, financial and other, committed by Liberty Broadband’s and its subsidiaries’ management to matters relating to the Combination could otherwise have been devoted to pursuing other beneficial opportunities;
●	Liberty Broadband and its subsidiaries may experience negative reactions from the financial markets or from its customers, suppliers or employees;
●	Liberty Broadband will be required to pay its costs relating to the Combination, such as legal, accounting, financial advisory and printing fees, whether or not the Combination is completed; and
●	reputational harm due to the adverse perception of any failure to successfully complete the Combination.

In addition, if the Combination is not completed, Liberty Broadband could be subject to litigation related to any failure to complete the Combination or related to any enforcement proceeding commenced against it to perform its obligations under the merger agreement. Any of these risks could materially and adversely impact Liberty Broadband’s financial condition, financial results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In December 2016, the Board of Directors authorized the repurchase of $250 million of Liberty Broadband Series A and Series C common stock.  In August 2020, the Board of Directors increased its repurchase authorization by $1.0 billion, with an aggregate repurchase amount not to exceed $1.3 billion.

A summary of the repurchase activity for the three months ended September 30, 2020 is as follows:

	Series C Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
July 1 - 31, 2020	–	$–	–	$202	million
August 1 - 31, 2020	559,621	$140.89	559,621	$1,123	million
September 1 - 30, 2020	1,471,865	$140.55	1,471,865	$917	million
Total	2,031,486	$140.65	2,031,486

There were no repurchases of Series A or Series B common stock during the three months ended September 30, 2020.

During the three months ended September 30, 2020, no shares of Liberty Broadband Series A common stock and no shares of Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Agreement and Plan of Merger, dated as of August 6, 2020, by and among GCI Liberty, Inc., Liberty Broadband Corporation, Grizzly Merger Sub 1, LLC, and Grizzly Merger Sub 2, Inc. (incorporated by reference to Exhibit 2.1 to Liberty Broadband Corporation’s Current Report on Form 8-K (File No. 001-36713), filed on August, 7, 2020 (the “August 2020 8-K”)).

4.1	Form of Amendment No. 3 to Margin Loan Agreement and Amendment No. 2 to Collateral Account Control Agreement, dated as of August 12, 2020.*
10.1

Exchange Agreement, made and entered into on August 6, 2020, by and among John C. Malone, the John C. Malone 1995 Revocable Trust U/A DTD 3/6/1995 and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the August 2020 8-K).

10.2

Voting Agreement, dated as of August 6, 2020, by and among Liberty Broadband Corporation, GCI Liberty, Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.2 to the August 2020 8-K).

10.3

Voting Agreement, dated as of August 6, 2020, by and among Liberty Broadband Corporation, GCI Liberty, Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.3 to the August 2020 8-K).

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

LIBERTY BROADBAND CORPORATION

Date: November 4, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: November 4, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer