Form 10-K
period 2020-12-31
Liberty Broadband Corp
filed 2021-02-26
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-36713

LIBERTY BROADBAND CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	47-1211994 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	LBRDA	The Nasdaq Stock Market LLC
Series C common stock	LBRDK	The Nasdaq Stock Market LLC
Series A Cumulative Redeemable preferred stock	LBRDP	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of Liberty Broadband Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2020, was $21.3 billion.

The number of outstanding shares of Liberty Broadband Corporation common stock as of January 31, 2021 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	26,495,445	2,549,274	166,274,052

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2021 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY BROADBAND

CORPORATION

2020 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

General Development of Business

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is comprised of two wholly owned subsidiaries, GCI Holdings, LLC (“GCI Holdings”) (as of December 18, 2020) and Skyhook Holding, Inc. (“Skyhook”), as well as an equity method investment in Charter Communications, Inc. (“Charter”).

During May 2014, the board of directors of Liberty Media Corporation (for accounting purposes a related party of the Company) and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband, and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). Liberty Broadband was formed in 2014 as a Delaware corporation.

On December 18, 2020, pursuant to the Agreement and Plan of Merger, dated as of August 6, 2020, entered into by GCI Liberty, Inc. (“GCI Liberty”), Liberty Broadband, Grizzly Merger Sub 1, LLC, a wholly owned subsidiary of Liberty Broadband (“Merger LLC”), and Grizzly Merger Sub 2, Inc., a wholly owned subsidiary of Merger LLC (“Merger Sub”), Merger Sub merged with and into GCI Liberty (the “First Merger”), with GCI Liberty surviving the First Merger as an indirect wholly owned subsidiary of Liberty Broadband (the “Surviving Corporation”), and immediately following the First Merger, GCI Liberty (as the Surviving Corporation in the First Merger) merged with and into Merger LLC (the “Upstream Merger”, and together with the First Merger, the “Combination”), with Merger LLC surviving the Upstream Merger as a wholly owned subsidiary of Liberty Broadband.  Prior to the Combination, GCI Liberty consisted of a wholly owned subsidiary, GCI Holdings, an equity method investment in Liberty Broadband, an investment in Charter and other assets and liabilities.

As a result of the Combination, each holder of a share of Series A common stock and Series B common stock of GCI Liberty received 0.58 of a share of Series C common stock and Series B common stock, respectively, of Liberty Broadband.  Additionally, each holder of a share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty received one share of newly issued Liberty Broadband Series A Cumulative Redeemable Preferred Stock, which has substantially identical terms to GCI Liberty’s former Series A Cumulative Redeemable Preferred Stock, including a mandatory redemption date of March 9, 2039. Cash was paid in lieu of issuing fractional shares of Liberty Broadband stock in the Combination. No shares of Liberty Broadband stock were issued with respect to shares of GCI Liberty capital stock held by (i) GCI Liberty as treasury stock, (ii) any of GCI Liberty’s wholly owned subsidiaries or (iii) Liberty Broadband or its wholly owned subsidiaries.

In December 2019, Chinese officials reported a novel coronavirus (“COVID-19”) outbreak. COVID-19 has since spread through China and internationally.  On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices, which has caused a significant disruption to most sectors of the economy.

In connection with the Broadband Spin-Off, Liberty and Liberty Broadband entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Broadband Spin-Off and to provide for an orderly transition, including a services agreement and a facilities sharing agreement. Additionally, in connection with a prior transaction, GCI Liberty and Qurate Retail, Inc. (“Qurate Retail”) (for accounting purposes a related party of the Company) entered into a tax sharing agreement, which was assumed by Liberty Broadband as a result of the Combination.  The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and Liberty Broadband and other agreements related to tax matters.

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. In December 2019, the Company entered into an amendment to the services agreement with Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc. (“TripCo”), GCI Liberty, Inc., and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement, currently set at 18% for the Company but subject to adjustment on an annual basis upon the occurrence of certain events. Following the Combination, GCI

Liberty no longer participates in the services agreement arrangement. The amended services agreement between Liberty Media and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”). A portion of the grants made to our CEO in the year ended December 31, 2020 related to our Company’s allocable portion of these upfront awards.

Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that will be negotiated semi-annually.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the recognition of deferred revenue; the recoverability of our goodwill and other long-lived assets; competition; the performance, results of operations and cash flows of our equity affiliate; projected sources and uses of cash; renewal of licenses; the effects of regulatory developments; the impact of COVID-19; the Rural Healthcare Program; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our, GCI Holdings, and Charters’ ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our, GCI Holdings and Charters’ ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our, GCI Holdings and Charters’ significant indebtedness and our, GCI Holdings and Charters’ ability to comply with any covenants in our and their respective debt instruments;
●	the impact of the COVID-19 pandemic and local, state and federal governmental responses to the pandemic on the economy, customers, vendors and businesses generally;
●	competition faced by GCI Holdings and Charter;
●	the ability of GCI Holdings and Charter to acquire and retain subscribers;
●	the impact of governmental legislation and regulation including, without limitation, regulations of the Federal Communications Commission (the "FCC"), on GCI Holdings and Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	changes in the cost of programming expenses and the ability of GCI Holdings and Charter to pass on related costs to their customers;
●	changes in the amount of data used on the networks of GCI Holdings and Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of GCI Holdings and Charter to respond to new technology and meet customer demands for new products and services;

●	changes in customer demand for the products and services of GCI Holdings and Charter and their ability to adapt to changes in demand;
●	the ability of GCI Holdings and Charter to license or enforce intellectual property rights;
●	natural or man-made disasters, terrorist attacks, pandemics; cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to hire and retain key personnel;
●	risks related to the Investment Company Act of 1940;
●	the outcome of any pending or threatened litigation; and
●	changes to general economic conditions, including economic conditions in Alaska, and their impact on potential customers, vendors and third parties.

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

Description of Business

The following table identifies the Company’s more significant subsidiaries and minority investments:

Consolidated Subsidiaries

GCI Holdings

Skyhook

Equity Method Investments

Charter Communications, Inc. (Nasdaq: CHTR)

GCI Holdings, LLC

GCI Holdings, a wholly owned subsidiary of the Company, provides a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under the GCI brand. Due to the unique nature of the markets it serves, including harsh winter weather and remote geographies, its customers rely extensively on its systems to meet their communication and entertainment needs.

Since its founding in 1979 as a competitive long distance provider, GCI Holdings has consistently expanded its product portfolio and facilities to become the leading integrated communication services provider in markets it serves. Its facilities include redundant and geographically diverse digital undersea fiber optic cable systems linking its Alaska terrestrial networks to the networks of other carriers in the lower 48 contiguous states and a statewide wireless network.

Throughout its history, GCI Holdings has successfully added and expects to continue to add new products to its product portfolio. GCI Holdings has a demonstrated history of new product evaluation, development and deployment for its customers, and it continues to assess revenue-enhancing opportunities that create value for its customers. Where feasible and where economic analysis supports geographic expansion of its network coverage, it is currently pursuing or expects to pursue opportunities to increase the scale of its facilities, enhance its ability to serve existing customers’ needs and attract new customers. Additionally, due to the unique market conditions in Alaska, GCI Holdings, and in some cases its customers, participate in several federal (and to a lesser extent locally) subsidized programs designed to financially support the implementation and purchase of telecommunications services in high cost areas. With these programs, GCI Holdings has been able to expand its network into previously undeveloped areas of Alaska and offer comprehensive communications services in many rural parts of the state where it would not otherwise be able to construct facilities within appropriate return-on-investment requirements.

GCI Holdings’ revenue was comprised of the following:

	Years ended December 31,
	2020	2019

Data services	56%	51%
Wireless services	27%	22%
Video, voice and other services	17%	27%

GCI Holdings sells new and enhanced services and products to its existing customer base to achieve increased revenue and penetration of its services. Through close coordination of its customer service and sales and marketing efforts, its customer service representatives suggest to its customers other services they can purchase or enhanced versions of services they already purchase. Many calls into the customer service centers or visits into one of the retail stores result in sales of additional services and products.

GCI Holdings operates its own customer service department and has empowered its customer service representatives to handle most service issues and questions on a single call. GCI Holdings prioritizes its customer services to expedite handling of its most valuable customers’ issues, particularly for its largest commercial customers. GCI Holdings believes its integrated approach to customer service, including service set-up, programming various network databases with the customer’s information, installation, and ongoing service, allows it to provide a customer experience that fosters customer loyalty.

GCI Holdings continues to expand and evolve its integrated network for the delivery of its services. GCI Holdings’ bundled strategy and integrated approach to serving customers creates efficiencies of scale and maximizes network utilization. By offering multiple services, GCI Holdings is better able to leverage its network assets and increase returns on its invested capital. GCI Holdings periodically evaluates its network assets and continually monitors technological developments that it can potentially deploy to increase network efficiency and performance.

GCI Holdings does not hold franchises (with the exception of video services as described below) or concessions for communications services or local access services. GCI Holdings holds a number of federally registered service marks used by its business. It owns two utility patents issued in 2017 pertaining to device diagnostics and network connectivity. The Communications Act of 1934, as amended (the "Communications Act"), gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications. GCI Holdings holds licenses for its satellite and microwave transmission facilities for provision of long-distance services. GCI Holdings holds various licenses for wireless spectrum. These licenses may be revoked and license renewal applications may be denied for cause. However, GCI Holdings expects these licenses to be renewed in due course when, at the end of the license period, a renewal application will be filed.

GCI Holdings has licenses for earth stations that are generally licensed for fifteen years. The FCC also issues a single blanket license for a large number of technically identical earth stations. Its operations may require additional licenses in the future.

GCI Holdings is certified through the Regulatory Commission of Alaska ("RCA") to provide local, long distance, and video service by Certificates of Public Convenience and Necessity (“CPCN”). These CPCNs are nonexclusive certificates defining each authorized service area. Although CPCNs have no stated expiration date, they may be revoked due to cause.

Facilities. GCI Holdings operates a modern, competitive communications network providing switched and dedicated voice and broadband services. Its fiber network employs digital transmission technology over its fiber optic facilities within Alaska and between Alaska and the lower 48 states.

GCI Holdings serves many rural and remote Alaska locations solely via satellite communications. It operates a hybrid fiber optic cable and digital microwave system (“TERRA”) linking Anchorage with the Bristol Bay, Yukon-Kuskokwim, and northwest regions of the state.

GCI Holdings owns and operates a statewide wireless network providing voice and data services to the urban and rural communities of Alaska. Its statewide wireless network provides 5G data service, 4G LTE voice and data service, EVDO, 3G UMTS/HSPA+, 2G CDMA, and 2G GSM/EDGE service. It continues to expand and upgrade these services to provide a modern network for Alaska.

GCI Holdings’ dedicated Internet access and Internet protocol data services are delivered to an Ethernet port located at the service end-point. GCI Holdings’ management platform continuously monitors the network and service end-points for performance. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access network elements and service end-points, permitting changes in configuration without the need to physically be at the service end-point. This management platform allows GCI Holdings to offer network monitoring and management services to businesses and governmental entities.

GCI Holdings’ video businesses are located throughout Alaska and serve the majority of the population. Its facilities include hybrid-fiber-coax plant and head-end distribution equipment. The majority of its locations on the fiber routes are served from head-end distribution equipment in Anchorage. All of its cable systems are completely digital.

Charter Communications, Inc.

Introduction

Charter is a leading broadband connectivity company and cable operator serving more than 31 million customers in 41 states through its Spectrum brand.  Over an advanced high-capacity, two-way telecommunications network, Charter offers a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice.  For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. Charter also distributes award-winning news coverage, sports and high-quality original programming to its customers through Spectrum Networks and Spectrum Originals.

Charter’s network, which it owns and operates, passes over 53 million households and small and medium businesses (“SMBs”) across the United States. Charter’s core strategy is to use its network to deliver high quality products at competitive prices, combined with outstanding customer service. This strategy, combined with simple, easy to understand pricing and packaging, is central to Charter’s goal of growing its customer base while selling more of its core connectivity services, which include both fixed and mobile Internet, video and voice services, to each individual customer. Charter executes this strategy by managing its operations in a consumer-friendly, efficient and cost-effective manner. Charter's operating strategy includes insourcing nearly all of its customer care and field operations workforces, which results in higher quality service delivery. While an insourced operating model can increase the field operations and customer care costs associated with individual service transactions, the higher quality nature of insourced labor service transactions significantly reduces the volume of service transactions per customer, more than offsetting the higher investment made in each insourced service transaction. As Charter reduces the number of service transactions and recurring costs per customer relationship, Charter continues to provide its customers with products and prices that Charter believes provides more value than what its competitors offer. The combination of offering high quality, competitively priced products and outstanding service, allows Charter to both increase the number of customers it serves over its fully deployed network, and to increase the number of products it sells to each customer.  That combination also reduces the number of service transactions Charter performs per relationship, yielding higher customer satisfaction and lower customer churn, resulting in lower costs to acquire and serve customers and greater profitability.

Charter has enhanced its service operations to allow its customers to (1) more frequently interact with Charter through its customer website and My Spectrum application, online chat and social media, (2) have their services installed at the time and in the manner of their own choosing, including self-installation, and (3) receive a variety of video packages on an increasing number of connected devices, including those owned by Charter and those owned by the customer. By offering its customers growing levels of choices in how they receive and install their services and how they interact with Charter, Charter is driving higher overall levels of customer satisfaction and reducing its operating costs and capital expenditures per customer relationship. Ultimately, this operating strategy enables Charter to offer high quality, competitively priced services profitably, while continuing to invest in new products and services.

The capability and functionality of Charter’s network continues to grow in a number of areas, especially with respect to wireless connectivity. Charter’s Internet service offers consumers the ability to wirelessly connect to its network using WiFi technology. Charter estimates that approximately 400 million devices are wirelessly connected to its network through WiFi.  In addition, Charter extends Internet connectivity to its customers beyond the home via its Spectrum Mobile product through Charter’s mobile virtual network operator (“MVNO”) reseller agreement with Verizon Communications Inc. ("Verizon").  In 2020, Charter purchased 210 Citizens Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”) within its footprint from the FCC.  Charter intends to use the licenses along with unlicensed CBRS spectrum to build its own fifth generation (“5G”) mobile network which it plans to use in combination with its MVNO and WiFi network to enhance its customer’s experience and improve its cost structure.

Products and Services

Charter offers its customers subscription-based Internet services, video services, and mobile and voice services. Charter’s services are offered to residential and commercial customers on a subscription basis, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and based on the equipment necessary to receive Charter’s services. Bundled services are available to substantially all of Charter’s passings, and approximately 56% of Charter’s residential customers subscribe to a bundle of services, including some combination of Charter’s Internet, video and/or voice products.

The following table from Charter’s Form 10-K for the year ended December 31, 2020 summarizes Charter’s customer statistics for Internet, video, voice and mobile as of December 31, 2020 and 2019 (in thousands except per customer data and footnotes).

	Approximate as of December 31,
	2020 (a)	2019 (a)
Customer Relationships (b)
Residential	29,079	27,277
SMB	2,051	1,958
Total Customer Relationships	31,130	29,235

Monthly Residential Revenue per Residential Customer (c)	$111.15	$112.63
Monthly SMB Revenue per SMB Customer (d)	$165.60	$169.90

Internet
Residential	27,023	24,908
SMB	1,856	1,756
Total Internet Customers	28,879	26,664

Video
Residential	15,639	15,620
SMB	561	524
Total Video Customers	16,200	16,144

Voice
Residential	9,215	9,443
SMB	1,224	1,144
Total Voice Customers	10,439	10,587

Mobile Lines
Residential	2,320	1,078
SMB	55	4
Total Mobile Lines	2,375	1,082

Enterprise Primary Service Units ("PSUs") (e)	274	267
(a)	Charter calculates the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of December 31, 2020 and 2019, customers include approximately 168,400 and 154,200 customers, respectively, whose accounts were over 60 days past due, approximately 17,800 and 13,500 customers, respectively, whose accounts were over 90 days past due, and approximately 11,100 and 10,000 customers, respectively, whose accounts were over 120 days past due.
(b)	Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, video and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude enterprise and mobile-only customer relationships.
(c)	Monthly residential revenue per residential customer is calculated as total residential annual revenue divided by twelve divided by average residential customer relationships during the respective year and excludes mobile revenue and customers.
(d)	Monthly SMB revenue per SMB customer is calculated as total SMB annual revenue divided by twelve divided by average SMB customer relationships during the respective year and excludes mobile revenue and customers.
(e)	Enterprise PSUs represent the aggregate number of fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Residential Services

Internet Services

Charter’s Spectrum pricing and packaging (“SPP”) offers an entry level Internet download speed of at least 200 megabits per second (“Mbps”) in nearly 75% of its footprint and 100 Mbps across the remainder of its footprint, which among other things, allows several people within a single household to stream high definition (“HD”) video content while simultaneously using its Internet service for other purposes. Additionally, leveraging DOCSIS 3.1 technology, Charter offers Spectrum Internet Gig (940 Mbps) speed service in nearly all of its footprint. Finally, Charter offers a security suite with its Internet services which, upon installation by customers, provides protection against computer viruses and spyware and includes parental control features.

Charter offers an in-home WiFi product that provides customers with high performance wireless routers and a managed WiFi service to maximize their in-home wireless Internet experience. During 2020, Charter continued to roll out its advanced in-home WiFi product and Charter plans to expand availability from over 65% of its footprint to substantially all by the end of 2021.  With advanced in-home WiFi, customers enjoy an optimized WiFi connection and have the ability to view and control WiFi network the My Spectrum App allowing them to set schedules for specific devices.  Advanced in-home WiFi is built on a software platform that will allow Charter to integrate and launch additional network based security and control features as well as enhanced speeds for its mobile customers within the home.  In 2020, Charter also launched the option to add Spectrum WiFi Pods to its advanced in-home WiFi product.  Spectrum WiFi pods are small, discreet and powerful pods that plug into electrical outlets in the home to deliver additional access points, resulting in more consistent coverage throughout the home.

Video Services

Charter’s video customers receive a package of programming which generally includes a digital receiver that provides an interactive electronic programming guide with parental controls, access to pay-per-view services, including video on demand (“VOD”) (available to nearly all of its passings), and the ability to view certain video services on third-party devices inside and outside the home. Customers have the option to purchase additional tiers of services including premium channels which provide original programming, commercial-free movies, sports, and other special event entertainment programming. Substantially all of Charter’s video programming is available in high definition. Charter also offers certain video packages containing a limited number of channels.

In the vast majority of its footprint, Charter offers VOD service which allows customers to select from over 75,000 titles at any time. VOD programming options may be accessed at no additional cost if the content is associated with a customer’s linear subscription, or for a fee on a transactional basis. VOD services are also offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per-event basis to view a single showing of a one-time special sporting event, music concert, or similar event on a commercial-free basis.

Charter’s goal is to provide its video customers with the programming they want, when they want it, on any device. Digital video recorder (“DVR”) service enables customers to digitally record programming and to pause and rewind live programming. Customers can also use the Spectrum TV application on Internet Protocol (“IP”) devices to watch over 375 channels of cable TV, in home and approximately 300 channels out of home and view VOD programming. Customers are increasingly accessing their subscription video content through connected IP devices via Charter’s IP network. Charter’s cloud DVR service allows customers to schedule, record and watch their favorite programming anytime from connected IP devices as well as SpectrumTV.com. Charter’s video customers also have access to programmer authenticated applications and websites (known as TV Everywhere services) such as Fox Now, Discovery Go and ESPN.  Charter deploys Spectrum Guide®, its network or “cloud-based” user interface, to new video customers in the majority of its service areas. Spectrum Guide runs on traditional digital receivers, but offers a look and feel similar to that of Charter’s IP-based Spectrum TV application. Spectrum Guide also provides access to third-party video applications such as Netflix.

Voice Services

Charter provides voice communications services using voice over Internet protocol (“VoIP”) technology to transmit digital voice signals over its network. Charter’s voice services include unlimited local and long distance calling to the United States, Canada, Mexico and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute, or through packages of minutes per month. For customers that subscribe to both voice and video offerings, caller ID on TV is also available in most areas.  In early 2021, Charter launched Call Guard, a new advanced caller ID and robocall blocking solution, for its residential and SMB voice customers. Call Guard reduces customer frustration and improves security by blocking malicious calls while ensuring customers continue to receive the legitimate automated calls they need from schools or healthcare providers.

Mobile Services

Charter’s Spectrum Mobile service is offered to customers subscribing to its Internet service and runs on Verizon’s mobile network combined with Spectrum WiFi.  In 2020, Charter launched nationwide 5G service at no incremental cost to its customers enabling them to stream content several times faster and reducing latency when connecting to apps or webpages where 5G coverage exists.  In addition, Charter continues to focus on improving the customer experience and integrating its mobile and Internet products providing improved WiFi speeds and performance using more than 500,000 of its out of home access points across its footprint. In addition, Charter refreshed its device portfolio with new devices including 5G models from Apple, Google and Samsung that include installment plan and trade-in options along with a bring-your-own-device program which lowers the costs for Charter’s customers switching to Spectrum Mobile from other mobile operators.

Commercial Services

Charter offers scalable broadband communications solutions for businesses and carrier organizations of all sizes, selling Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

Small and Medium Business

Spectrum Business offers Internet, voice and video services to SMBs over its hybrid fiber coaxial network. In addition, Charter offers its Spectrum Mobile service to SMB customers. Spectrum Business includes a full range of video programming and entry-level Internet speeds of 200 Mbps downstream and 10 Mbps upstream in virtually all of its markets. Additionally, customers can upgrade their Internet speeds by purchasing Internet Ultra (600 Mbps downstream) or Internet Gig (940 Mbps downstream). Spectrum Business also includes a set of business services including static IP and business WiFi, e-mail and security, and multi-line telephone services with more than 35 business features including web-based service management, that are generally not available to residential customers.  In 2020, Charter launched Wireless Internet Backup for its SMB customers throughout its footprint.  Wireless Internet Backup is designed to enhance and protect Internet service for small- and medium-sized businesses in the event of a network disruption.

Enterprise

Spectrum Enterprise offers tailored communications products and managed service solutions to larger businesses, as well as high-capacity last-mile data connectivity services to mobile and wireline carriers on a wholesale basis.  The Spectrum Enterprise product portfolio includes Internet access (fiber, wireless and coax delivered); Wide Area Network ("WAN") Solutions including Ethernet; SD-WAN and cloud connectivity services that privately and securely connect geographically dispersed customer locations; and managed services which address a wide range of enterprise networking and security challenges. To meet the communications needs of these more sophisticated customers, Spectrum Enterprise also offers an array of voice trunking services and unified messaging/unified communications solutions. In addition, for industries such as hospitality, education and healthcare where specialized video solutions are demanded, Spectrum Enterprise offers a wide range of solutions designed to meet those requirements. Spectrum Enterprise serves businesses nationally by combining its large, serviceable footprint and robust portfolio of fiber lit buildings with a significant wholesale partner network. As a result, these customers benefit by obtaining advanced communications solutions from a single provider who is committed to an exceptional customer experience and who delivers compelling value by simplifying procurement and potentially reducing their costs.

Advertising Services

Charter’s advertising sales division, Spectrum Reach, offers local, regional and national businesses the opportunity to advertise in individual and multiple service areas on cable television networks and advanced advertising platforms. Charter receives revenue from the sale of local advertising across various platforms for networks such as MTV, CNN and ESPN. In any particular service area, Charter typically inserts local advertising on 40 to 85 channels. Charter’s large footprint provides opportunities for advertising customers to address broader regional audiences from a single provider and thus reach more customers with a single transaction. Charter’s size also provides scale to invest in new technology to create more targeted and addressable advertising capabilities.

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

In 2020, Charter continued to expand its deployment of household addressability (“HHA”), which allows for more precise targeting within various parts of its footprint. This will be more widely deployed in 2021.  Additionally in the next year, in conjunction with other MVPD’s, Spectrum Reach will enable affiliated cable networks to deploy HHA on their own inventory in Charter’s footprints, charging them an enablement fee.  Charter also continued to develop its Ad Portal, which allows small businesses to purchase local cable advertising and/or creative services via its web portal with no sales personnel interaction at a price within their budgets.  They join Charter’s fully deployed Audience App, which uses its proprietary digital receiver viewership data (all anonymized and aggregated) to optimize linear inventory, and Streaming TV, Charter’s expanded Ads Everywhere offering which includes inventory on over-the-top streaming content providers, in its suite of advanced advertising products available to the marketplace.

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

Charter manages 31 local news channels, including Spectrum News NY1® and LA1, 24-hour news channels focused on New York City and Los Angeles.  Charter’s local news channels provide 24/7 hyperlocal content, focusing on news, programming and storytelling that addresses the deeper needs and interests of the diverse communities and neighborhoods it serves.  Charter also provides the Spectrum News app where customers can read, watch and listen to news stories by its Spectrum News journalists and local partner publications on their mobile device.

Pricing of Charter’s Products and Services

Charter’s revenue is principally derived from the monthly fees customers pay for the services Charter provides. Charter typically charges a one-time installation fee which is sometimes waived or discounted in certain sales channels during certain promotional periods.

Charter’s Spectrum pricing and packaging generally offers a standardized price for each tier of service, bundle of services, and add-on service in a service area. Charter sells Internet and video packages with the option to add on voice and mobile services at attractive pricing.  Charter’s mobile customers can choose one of two simple ways to pay for data. Customers can choose from unlimited data plans or by-the-gig data usage plans and pricing includes all taxes and fees. All plans include free nationwide talk and text and customers can easily switch between mobile data plans during the month. Customers can also purchase mobile devices and accessory products and have the option to pay for devices under interest-free monthly installment plans.

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

Charter’s last-mile network utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable. In most systems, Charter delivers its signals via fiber optic cable from the headend to a group of nodes, and uses coaxial cable to deliver the signal from individual nodes to the homes served by that node. For Charter’s Spectrum Enterprise customers, fiber optic cable is extended from individual nodes to the customer’s site. For certain new build and MDU sites, Charter increasingly brings fiber to the customer site. Charter’s design standard allows spare fiber strands to each node to be utilized for additional residential traffic capacity, and enterprise customer needs as they arise. Charter believes that this hybrid network design provides high capacity and signal quality.

HFC architecture benefits include:

●	bandwidth capacity to enable traditional and two-way video and broadband services;
●	dedicated bandwidth for two-way services; and
●	signal quality and high service reliability.

Charter’s systems provide a two-way all-digital platform, leveraging DOCSIS 3.1 technology and bandwidth of 750 megahertz or greater, to approximately 100% of its estimated passings.  This bandwidth-rich network enables Charter to offer a large selection of HD channels and Spectrum Internet Gig while providing greater plant security and enabling lower installation and disconnect service truck rolls.  Charter believes as demand for data continues to grow, that with its deployed DOCSIS 3.1 technology, Charter has the ability to increase speeds and reliability by allocating more of its plant bandwidth to both upstream and downstream IP services in a variety of ways, including moving its video services to MPEG-4 compression, moving more HD video content to switched digital video and more efficiently packaging its non-IP service channels. Charter is also evaluating additional network upgrades that could be made on the increment giving it the ability to offer multi-gigabit downstream speeds and up to one gigabit upstream speeds all in advance of migrating towards the next standard, DOCSIS 4.0, in which Charter is currently investing with key vendors and industry participants.

In 2020, Charter purchased 210 CBRS PALs and intends to use the licenses along with unlicensed CBRS spectrum to build its own 5G mobile network on targeted 5G small cell sites leveraging its HFC network providing power and data connectivity to the majority of the sites.  These 5G small cells, combined with improving WiFi capabilities, increase speed and reliability along with improving Charter’s cost structure.  During 2021, Charter will focus on scaling its systems to actively manage traffic on Spectrum Mobile devices using its MVNO, network through WiFi and future 5G mobile network.  In addition, Charter plans on deploying some targeted 5G small cell sites which will help it learn how to pace its broader multi-year 5G mobile network build-out based on disciplined cost reduction targets.

Charter also participated in phase I of the Rural Digital Opportunity Fund (“RDOF”) auction to further extend its broadband services in states where it currently operates.  The purpose of Phase 1 of RDOF was to bring broadband to unserved areas.  Approximately $9.2 billion was awarded nationwide in Phase I of RDOF through a reverse auction process of which Charter won a bidding process for $1.2 billion in December 2020.  Charter expects to fund its multi-billion dollar fiber-based build-out over a six to eight-year period.  This investment will allow Charter to generate long-term infrastructure-style returns by further taking advantage of the efficiencies of the scale and quality of its network and construction capabilities while offering its high quality products and services to more homes and businesses. Charter expects newly-served homes will be enabled to engage in distance learning, remote work, telemedicine and other bandwidth-heavy applications that require high speed broadband connectivity. Newly-served rural areas would also benefit from Charter’s high-value SPP structure including its voice and mobile offerings, as well as its comprehensive selection of video products.  The successful and timely execution of such build-out is dependent on a variety of external factors, including the make-ready and utility pole permitting processes.  With fewer homes and businesses in these areas, broadband providers need to access multiple poles per home, as opposed to multiple homes per pole in higher-density settings.  As a result, pole applications, pole replacement rules and their affiliated issue resolution processes are all factors that can have a significant impact on build-out timing and speed to completion.  The RDOF auction rules establish construction milestones for the build-out utilizing RDOF funding.  Failure to meet those milestones could subject Charter to financial penalties.

Management, Customer Operations and Marketing

Charter’s operations are centralized, with senior executives responsible for coordinating and overseeing operations, including establishing company-wide strategies, policies and procedures. Sales and marketing, network operations, field operations, customer operations, engineering, advertising sales, human resources, legal, government relations, information technology and finance are all directed at the corporate level. Regional and local field operations are responsible for customer premise service transactions and maintaining and constructing that portion of Charter’s network which is located outdoors.  Charter’s field operations strategy includes completing a significant portion of its activity with its employees which Charter finds drives consistent and higher quality services.  In 2020, Charter’s in-house field operations workforce handled approximately 80% of its customer premise service transactions.

Charter continues to focus on improving the customer experience through enhanced product offerings, reliability of services, and delivery of quality customer service. As part of Charter’s operating strategy, Charter insources most of its customer operations workload. Charter’s in-house call centers handle over 90% of Charter’s total cable customer service calls. Charter manages its customer service call centers centrally to ensure a consistent, high quality customer experience. In addition, Charter routes calls by call type to specific agents that only handle such call types, enabling agents to become experts in addressing specific customer needs, creating a better customer experience. Charter’s call center agent desktop interface tool enables virtualization of all call centers thereby better serving its customers.  Virtualization allows calls to be routed across Charter’s call centers regardless of the location origin of the call, reducing call wait times, and saving costs. Charter continues to migrate its call centers to full virtualization and expects its call centers to be fully virtualized by 2022.

Charter also provides customers with the opportunity to interact with it through a variety of forums in addition to telephonic communications, including through its customer website, mobile device applications, online chat, and social media. Charter’s customer websites and mobile applications enable customers to pay their bills, manage their accounts, order new services and utilize self-service help and support.  In addition, Charter’s self-install program has enabled product installations to continue despite COVID-19 social distancing challenges.

Charter sells its residential and commercial services using national brand platforms known as Spectrum, Spectrum Business, Spectrum Enterprise and Spectrum Reach. These brands reflect Charter’s comprehensive approach to industry-leading products, driven by speed, performance and innovation. Charter’s marketing strategy emphasizes the sale of its bundled services through targeted direct response marketing programs to existing and potential customers, and increases awareness and the value of the Spectrum brand. Charter’s marketing organization creates and executes marketing programs intended to grow customer relationships, increase the number of services it sells per relationship, retain existing customers and cross-sell additional products to current customers. Charter monitors the effectiveness of its marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, in order to increase its responsiveness to customers and to improve sales and customer retention. Charter’s marketing organization manages all residential and SMB sales channels including inbound, direct sales, on-line, outbound telemarketing and stores.

Programming

Charter believes that offering a wide variety of video programming choices influences a customer’s decision to subscribe and retain its cable video services. Charter obtains basic and premium programming, usually pursuant to written contracts, from a number of suppliers. Media corporation and broadcast station group consolidation has, however, resulted in fewer suppliers and additional selling power on the part of programming suppliers. Although an insignificant amount of Charter’s programming budget, recently Charter has begun entering into agreements to co-produce or exclusively license original content which gives it the right to provide customers with certain exclusive content for a period of time.

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

Charter’s programming costs have historically increased in excess of customary inflationary and cost-of-living type increases. Charter expects programming costs per customer to increase due to a variety of factors including, annual increases pursuant to Charter’s programming contracts, contract renewals with programmers and the carriage of incremental programming, including new services and VOD programming. Increases in the cost of sports programming and the amounts paid for broadcast station retransmission consent have been the largest contributors to the growth in Charter’s programming costs over the last few years. Additionally, the demands of large media companies who link carriage of their most popular networks to carriage and cost increases of their less popular networks and who require Charter to carry their most popular networks to a large percentage of its video subscribers, have limited Charter’s flexibility in creating more tailored and cost-sensitive programming packages for consumers.

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

Over the past several years, increases in Charter’s video service rates have not fully offset the increases in its programming costs, and with the impact of increasing competition and other marketplace factors, Charter does not expect the increases in its video service rates to fully offset the increase in its programming costs per customer for the foreseeable future. Although Charter passes along a portion of amounts paid for retransmission consent to the majority of its customers, Charter’s inability to fully pass programming cost increases on to its video customers has had, and is expected in the future to have, an adverse impact on Charter’s cash flow and operating margins associated with its video product. In order to mitigate reductions of Charter’s operating margins due to rapidly increasing programming costs, Charter continues to review its pricing and programming packaging strategies.

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

Footprint

Charter operates in geographically diverse areas which are managed centrally on a consolidated level.  The map below highlights its footprint as of December 31, 2020.

Ownership Interests

We own an approximate 30.7% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of December 31, 2020.  Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership ("A/N"), as amended (the “Stockholders Agreement”), became fully effective.   Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the Voting Cap (as defined below) (“Equity Cap”).

Liberty Broadband’s overall voting interest (27.2% at December 31, 2020) is diluted by the outstanding A/N interest in a subsidiary of Charter because the A/N interest has voting rights in Charter.  Pursuant to the Stockholders Agreement, Liberty Broadband’s voting interest in Charter is capped at the greater of (x) 25.01% (or 0.01% above the person or group holding the highest voting percentage of Charter) and (y) 23.5% increased one-for-one to a maximum of 35% for each permanent reduction in A/N’s equity interest in Charter below 15% (the "Voting Cap").  Therefore, our voting control of the aggregate voting power of Charter is 25.01%, and at any meeting of Charter's stockholders, subject to certain exceptions, any shares held by Liberty Broadband that exceed the Voting Cap are to be voted in the same proportion as all other votes cast with respect to the applicable matter (determined without inclusion of the votes cast by (x) Liberty Broadband or (y) any other person or group that beneficially owns voting securities representing 10% or more of Charter's voting power), subject to the terms and conditions set forth in the Stockholders Agreement. Liberty Broadband is also party to a proxy agreement with A/N, but as of December 31, 2020, due to Liberty Broadband's voting interest exceeding the Voting Cap, no shares subject to the A/N proxy agreement were included in Liberty Broadband's voting power.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement.  On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband expects the first Charter Repurchase to occur in March 2021.

Additionally, so long as the A/N Proxy is in effect, if A/N proposes to transfer common units of Charter Communications Holdings, LLC  or Charter shares, Liberty Broadband will have a right of first refusal (“ROFR”) to purchase all or a portion of any such securities A/N proposes to transfer, on the terms and conditions set forth in the A/N Proxy. Liberty Broadband cannot exercise any such ROFR to the extent that its equity ownership would exceed its cap on its equity ownership set forth in the Stockholders Agreement following such transaction. On February 23, 2021, Liberty Broadband waived, until May 18, 2021, its rights under the A/N Proxy and the Stockholders Agreement relating to such ROFR.

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

Skyhook

Skyhook Holding, Inc. was originally incorporated on November 24, 1992 to provide technology for locating wireless phones and other mobile devices. Through its wholly-owned subsidiary, Skyhook Wireless Inc., Skyhook markets and sells a location determination service called the Precision Location Solution. Skyhook also previously marketed and sold a location intelligence and data insights service called Geospatial Insights.  In November 2020, Skyhook decided to wind down the Geospatial Insights business, which did not constitute a material portion of Skyhook’s business.

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

Skyhook’s revenue is primarily derived from the sale and integration of its Precision Location Solution (including the licensing of software and data components that make up that solution). In addition, Skyhook earns revenue through entering into licensing agreements with companies to utilize its underlying intellectual property (including patents).

Regulatory Matters

The following summary addresses the key regulatory and legislative developments affecting the cable industry and Charter and GCI Holdings’ services for both residential and commercial customers. Cable systems and related communications networks and services are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments. A failure to comply with these regulations could subject both Charter and GCI Holdings to substantial penalties. The following summary of regulatory issues does not purport to describe all existing and proposed federal, state and local laws and regulations, or judicial and regulatory proceedings that affect these businesses.  These businesses can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. Changes in legislation, regulation and regulatory enforcement are expected to result from the recent political elections.  Charter and GCI Holdings could be materially disadvantaged in the future if they are subject to new laws, regulations or regulatory actions that do not equally impact key competitors. For example, Internet-delivered streaming video services compete with traditional video service, but they are not subject to the same level of federal, state, and local regulation.  There is no assurance that the already extensive regulation of cable systems and communications networks will not be expanded in the future. In addition, Charter is subject to Charter-specific conditions regarding certain business practices as a result of the FCC’s approval of Charter’s merger in 2016 with Time Warner Cable Inc. (“TWC”) and acquisition of Bright House Networks, LLC (“Bright House”).

Video Service and Products

Must Carry/Retransmission Consent

There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Popular stations invoking “retransmission consent” have been demanding substantial compensation increases in their recent negotiations with cable operators, thereby significantly increasing operating costs.  The current rules do not require any cable operator to carry multiple digital programming streams from a single broadcast television station, but should the FCC change this policy, additional cable capacity would need to be devoted to carrying additional broadcast television programming streams, a step that could require the removal of other programming services.

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

For the state of Alaska, in which GCI Holdings’ subsidiaries operate, the RCA does not use the federal formula and instead has adopted its own formula that has been in place since 1987. This formula could be subject to further revisions upon petition to the RCA. In addition, in 2011, the FCC adopted an order to rationalize different pole attachment rates among types of services, and in 2015, took further steps to bring telecommunications and cable pole attachment rates into parity. Though the general purpose of the rule changes was to ensure pole attachment rates as low and as uniform as possible, GCI Holdings does not expect the rules to have an impact on the terms under which it accesses poles. GCI Holdings cannot predict the likelihood of the RCA changing its formula, adopting the federal formula, or relinquishing its oversight of pole attachments to the FCC, any of which could increase the cost of its operations.

Cable Rate Regulation

Pursuant to federal law, a cable system’s video offerings are universally exempt from rate regulation, except for a cable system’s minimum level of video programming service, referred to as “basic service,” and associated equipment.  FCC regulations require a local franchise authority interested in regulating rates for basic service and associated equipment to first make an affirmative showing that there is no “effective competition” (as defined under federal law)  in the community. Given the competitive nature of Charter and GCI Holding’s markets, the FCC and RCA recently rescinded certifications for the relatively few communities where Charter and GCI Holdings had been subject to rate regulation. It is possible that this rescission could be reversed, the competitive situation could change, and that some local franchising authorities may be certified to regulate rates in the future.  In addition, the Television Viewer Consumer Protection Act of 2019 and other existing and potential laws and regulations may affect our businesses’ marketing practices (including its disclosure and itemization of subscriber fees).

Other FCC Regulatory Matters

The Communications Act and FCC regulations cover a variety of additional areas applicable to its video services, including, among other things: (1) licensing of systems and facilities, including the grant of various spectrum licenses; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical service standards; (5) mandatory blackouts of certain network and syndicated programming; (6) restrictions on political advertising; (7) restrictions on advertising in children's programming; (8) ownership restrictions; (9) maintenance of public files; (10) emergency alert systems; (11) inside wiring and exclusive contracts for MDU complexes; (12) disability access, including requirements governing video-description and closed-captioning; (13) competitive availability of cable equipment; (14) the provision of up to 15% of video channel capacity for commercial leased access by unaffiliated third parties; and (15) public, education and government entity access requirements. Each of these regulations restricts Charter and GCI Holdings’ business practices to varying degrees and may impose additional costs on Charter and GCI Holdings’ operations.

The FCC regulates spectrum usage in ways that could impact Charter and GCI Holdings’ operations. For example, the FCC has adopted a plan to reallocate certain spectrum for new wireless communications purposes, which could be disruptive to the satellite platform Charter and GCI Holdings rely upon to provide their video services and that GCI Holdings relies upon to provide various services to rural communities. The FCC is also preparing to make additional spectrum available for commercial services, which Charter and GCI Holdings might acquire to deliver services in the future. These businesses’ ability to access and use such spectrum is uncertain and may be limited by further FCC auction or allocation decisions.  New spectrum obtained by other parties could also lead to additional wireless competition to these businesses’ existing and future services.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems and competing services in the future, and Charter and GCI Holdings cannot predict at this time how that might impact their businesses.

Copyright

Cable systems are subject to a federal compulsory copyright license covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals.  The copyright law provides copyright owners the right to audit payments under the compulsory license, and the Copyright Office is currently considering modifications to the license’s royalty calculations and reporting obligations. The possible modification or elimination of this license is the subject of continuing legislative proposals and administrative review and could adversely affect Charter and GCI Holdings’ ability to obtain desired broadcast programming.  Copyright clearances for non-broadcast programming services are arranged through private negotiations.

Franchise Matters

Charter and GCI Holdings’ cable systems generally are operated pursuant to nonexclusive franchises, permits, and similar authorizations granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of cable franchises vary significantly between jurisdictions. They generally contain provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, supporting and carrying public access channels, and changes in the ownership of the franchisee. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law imposes a 5% cap on franchise fees. In 2019, the FCC clarified that in-kind contribution requirements set forth in cable franchises are subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing duplicative franchise and/or fee requirements on franchised cable systems providing non-cable services. An appeal of the FCC’s order is pending in federal court.

A number of states have adopted franchising laws that provide for statewide franchising. Generally, state-wide cable franchises are issued for a fixed term, streamline many of the traditional local cable franchise requirements and eliminate local negotiation.  The RCA is the franchising authority for all of Alaska, and issues certificates of public convenience and necessity (“CPCNs”) for communities. GCI Holdings believes that it has generally met the terms of its CPCNs, which do not require periodic renewal, and has provided quality levels of service. Military franchise requirements also affect its ability to provide video services to military bases.

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

Data Services and Products

General. There is no one entity or organization that governs the global operation of the Internet. Each facilities-based network provider that is interconnected with the global Internet controls operational aspects of its own network. Certain functions, such as IP addressing, domain name routing, and the definition of the TCP/IP protocol, are coordinated by an array of quasi-governmental, intergovernmental, and non-governmental bodies. The legal authority of these bodies is not precisely defined.

The vast majority of users connect to the Internet over facilities of existing communications carriers. Those communications carriers are subject to varying levels of regulation at both the federal and state level. Thus, non-Internet-specific regulatory decisions exercise a significant influence over the economics of the Internet market.

Many aspects of the coordination and regulation of Internet activities and the underlying networks over which those activities are conducted are evolving. Internet-specific and non-Internet-specific changes in the regulatory environment, including changes that affect communications costs or increase competition from ILECs or other communications services providers, could adversely affect the costs and the prices for Internet-based services.

The FCC originally classified broadband Internet access services, such as those Charter and GCI Holdings offer, as an “information service,” which exempted the service from traditional communications common carrier laws and regulations.  In 2015, the FCC reclassified broadband Internet access services as “telecommunications service” and, on that basis, imposed a number of “net neutrality” rules governing the provision of broadband service.  In an order released in 2018, the FCC reversed its 2015 decision and eliminated the 2015 rules, other than a transparency requirement, which obligates Charter and GCI Holdings to disclose performance statistics and other service information to consumers.  It is possible that the FCC might again revise its approach to broadband Internet access, or that Congress might enact legislation affecting the rules applicable to the service.  The application of new legal requirements to both Charter and GCI Holdings’ Internet services could adversely affect their respective businesses.

The 2018 FCC order reclassifying Internet access services also ruled that state regulators may not impose obligations similar to federal network neutrality obligations that the FCC eliminated but this blanket prohibition was vacated by the U.S. Court of Appeals in 2019.  The court left open the possibility that individual state laws could be deemed preempted on a case by case basis if it is shown that they conflict with federal law.  Several states (including California) have adopted state obligations, and additional states may consider the imposition of new regulations on Internet services, such as rules similar to the network neutrality requirements that were eliminated by the FCC.  California’s legislation has been challenged in court, and it cannot be predicted how the challenge to California’s legislation or challenges to other state legislation will be resolved.

In recent years, the FCC has demonstrated an interest in accelerating advancements in, and deployment of, wired and wireless broadband infrastructure, including advanced 5G wireless service.  For example, the FCC and many states offer subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” including the recently concluded RDOF auction.  Charter and GCI Holdings have sought subsidies for their own broadband construction in unserved areas, and they have generally opposed such subsidies when directed to areas that are already served. Government efforts to subsidize areas that Charter and GCI Holdings already serve create regulatory imbalances that could adversely affect these businesses.

Aside from the FCC’s generally applicable regulations, Charter made certain commitments to comply with the FCC’s order in connection with the FCC’s approval of Charter’s merger with TWC and acquisition of Bright House that are discussed below in “Description of Business – Regulatory Matters – Commitments Related to the 2016 Merger with TWC and Acquisition of Bright House.

Rural Health Care (“RHC”) Program. The USF RHC Program provides funding to eligible healthcare providers for telecommunications and broadband services. The RHC Telecommunications Program subsidizes the rates for telecommunications services provided to rural health care providers based on the difference between the urban and rural rates for such services. The Healthcare Connect Fund Program provides support for high-capacity broadband connectivity to eligible health care providers. In connection with receiving these subsidies, GCI Holdings prepares annual cost studies in support of the rates it charges, and submits these studies to the FCC for review.

FCC Rate Reduction.  In November 2017, the Universal Service Administrative Company ("USAC") requested further information in support of the rural rates charged to a number of GCI Holdings' RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI Holdings received a letter from the FCC's Wireline Competition Bureau (“Bureau”) notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million. The FCC also informed GCI Holdings that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the Bureau’s letter, GCI Holdings filed an Application for Review with the FCC.

On October 20, 2020, the Wireline Competition Bureau of the FCC issued two separate letters approving the cost-based rural rates GCI Holdings historically applied when recognizing revenue for services provided to its RHC customers for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected $174 million in accounts receivable relating to these two funding years subsequent to December 31, 2020.

On June 25, 2020, GCI Holdings submitted cost studies with respect to a number of its rates for services provided to its RHC customers for the funding year ending June 30, 2021, which require approval by the Bureau.  GCI Holdings further updated those studies on November 12, 2020, to reflect the completion of the bidding season for that funding year.  Those studies remain pending before the Bureau, and we cannot predict when the Bureau will act upon them.

RHC Program Funding Cap.  The RHC program has a funding cap for each individual funding year that is annually adjusted for inflation, and which the FCC can increase by carrying forward unused funds from prior funding years.  In recent years, including the current year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.

Enforcement Bureau and Related Inquiries.  On March 23, 2018, GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC relating to the period beginning January 1, 2015 and including all future periods, to which it is in the process of responding. This includes inquiry into the rates charged by GCI Holdings, and presently it is unable to assess the ultimate outcome of this rate inquiry. Other aspects related to the Enforcement Bureau’s review of GCI Holdings’ compliance with program rules are discussed separately below. The ongoing uncertainty in program funding, as well as the uncertainty associated with the rate review, could have an adverse effect on its business, financial position, results of operations or liquidity.

In the fourth quarter of 2019, GCI Holdings became aware of potential RHC Program compliance issues related to certain of GCI Holdings’ currently active and expired contracts with certain of its RHC customers. The Company and its external experts performed significant and extensive procedures to determine whether GCI Holdings’ currently active and expired contracts with its RHC customers would be deemed to be in compliance with the RHC Program rules.   GCI Holdings notified the FCC of potential compliance issues in the fourth quarter of 2019.

On May 28, 2020, GCI Holdings received a second letter of inquiry from the Enforcement Bureau in the same matter noted above. This second letter, which was in response to a voluntary disclosure made by GCI Holdings to the FCC, extended the scope of the original inquiry to also include various questions regarding compliance with the records retention requirements related to the (i) original inquiry and (ii) RHC Program.

On December 17, 2020, GCI Holdings received a Subpoena Duces Tecum from the FCC’s Office of the Inspector General requiring production of documents from January 1, 2009 to the present related to a single RHC customer and related contracts, information regarding GCI Holdings’ determination of rural rates for a single customer, and to provide information regarding persons with knowledge of pricing practices generally.

GCI Holdings continues to work with the FCC to resolve all enforcement inquiries as discussed above.  With respect to the ongoing inquiries from the FCC’s Enforcement Bureau and the FCC’s Office of the Inspector General, GCI Holdings recognized a liability of approximately $12.0 million for contracts that were deemed probable of not complying with the RHC Program rules. The Company also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $44.0 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties, but such amounts could not be reasonably estimated.

Revision of Support Calculations.  On August 20, 2019, the FCC released an order changing the manner in which support issued under the RHC Program will be calculated and approved. Some of these changes will become effective beginning with the funding year ending June 30, 2021, while others will apply beginning with the funding year ending June 30, 2022. On October 21, 2019, GCI Holdings appealed the order to the United States Court of Appeals for the District of Columbia Circuit. On December 6, 2019, that appeal was held in abeyance for nine months due to pending Petitions for Reconsideration filed by other parties at the FCC and on September 25, 2020, the period of abeyance was extended through March 8, 2021. At the direction of the FCC, USAC has released a database that purports to determine a median rate which will cap the amount of support available for each service sold under the program, starting in the funding year ending June 30, 2022.  GCI Holdings has sought FCC review of various aspects of the database implementation.  On September 30, 2020, USAC released a refreshed version of the database incorporating limited changes submitted by interested parties. On January 19, 2021, the Wireline Competition Bureau of the FCC issued an Order that waives the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Order requires GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ending on June 30, 2021.

Schools and Libraries Program. In 2014, the FCC adopted orders modernizing the USF Schools and Libraries Program ("E-Rate"), which aids schools and libraries in obtaining affordable broadband. These orders, among other things, increased the annual E-Rate cap by approximately $1.5 billion, designated funds for internal connections within schools and libraries, and eliminated funding for certain legacy services, such as voice, to increase the availability of 21st century connectivity to support digital learning in schools nationwide. These orders did not have a material effect on the overall E-Rate support available to GCI Holdings’ schools and libraries customers, and therefore did not materially affect its revenue from such customers. See Item 1A. Risk Factors for additional risks related to GCI Holdings’ participation in this USF program.

Other Federal Activities. Congress and certain federal agencies are considering ways to streamline federal permitting obligations and are in the process of providing significant additional financial support for broadband services in areas that are difficult to serve. GCI Holdings continues to monitor these activities and cannot predict at this time whether those efforts will make a material difference to its ability to deploy broadband infrastructure.

Wireline Voice Services and Products

General. The FCC has never classified the VoIP wireline telephone services that Charter and GCI Holdings offer as “telecommunications services” that are subject to traditional federal common carrier regulation, but instead has imposed some of these requirements on a case-by-case basis, such as requirements relating to 911 emergency services (“E911”), Communications Assistance for Law Enforcement Act (“CALEA”) (the statute governing law enforcement access to and surveillance of communications), Universal Service Fund (“USF”) contributions, customer privacy and Customer Proprietary Network Information protections, number portability, network outage reporting, rural call completion, disability access, regulatory fees, back-up power obligations, robocall mitigation and discontinuance of service. It is possible that the FCC or Congress will impose additional requirements on VoIP telephone services in the future.

Charter and GCI Holdings’ VoIP telephone services are also subject to certain state and local regulatory fees such as E911 fees and contributions to state universal service funds.  Some states have attempted to subject cable VoIP services to state level regulation, and at least one state has asserted jurisdiction over Charter’s VoIP services. Charter prevailed on a legal challenge to that state’s assertion of jurisdiction, which was affirmed by a federal appellate court, but that ruling is limited to the seven states in the 8th circuit. Although Charter has registered with, or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which Charter offers competitive voice services in order to ensure the continuity of its services, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved. State regulatory commissions and legislatures in other jurisdictions may continue to consider imposing regulatory requirements on Charter’s fixed telephone services.

As an interexchange carrier, GCI Holdings is subject to regulation by the FCC and the RCA as a non-dominant provider of interstate, international, and intrastate long-distance services. As a state-certificated competitive local exchange carrier, GCI Holdings is subject to regulation by the FCC and the RCA as a non-dominant provider of local communications services. However, as of November 2019, the Alaska Legislature eliminated the RCA’s regulation of rates but retained its certificate authority for intrastate long-distance and local communications services. Military franchise requirements also affect GCI Holdings’ ability to provide communications services to military bases.

Universal Service for Rural and High Cost Areas. The USF provides support to Eligible Telecommunications Carriers (“ETCs”) related to their provision of facilities-based wireline telephone service in high cost areas. Under the Alaska High Cost Order issued by the FCC in 2016, GCI Holdings receives this support for its incumbent local exchange carrier operations, which are ETCs under FCC regulations and RCA Orders. This support is frozen at the 2011 levels for High Cost Loop Support and Interstate Common Line Support, with certain adjustments. The support has a ten-year term, from January 1, 2017 to December 31, 2026. Without ETC status, GCI Holdings would not qualify for USF support in these areas, and its net cost of providing local telephone services in these areas would be materially adversely affected. See “Description of Business – Regulatory Matters - Wireless Services and Products - Universal Service” for information on USF reform. Pursuant to the Alaska High Cost Order, GCI Holdings must meet certain performance requirements with respect to the offering of broadband services in its incumbent local exchange carrier areas. The FCC directed the Bureau to reassess those performance commitments before December 31, 2021. If GCI Holdings fails to meet these performance requirements, it will be subject to repayment of a portion of the high cost support received, as specified in the Alaska High Cost Order. Although GCI Holdings formerly received high cost support for service provided by its competitive local exchange carrier operations, the phase-down of that support pursuant to the Alaska High Cost Order concluded on December 31, 2018.

Rural Exemption and Interconnection. A Rural Telephone Company is exempt from compliance with certain material interconnection requirements under Section 251(c) of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, including the obligation to negotiate Section 251(b) and (c) interconnection requirements in good faith, unless and until a state regulatory commission lifts such “rural exemption” or otherwise finds it does not apply. All ILECs in Alaska are Rural Telephone Companies except Alaska Communications Systems Group, Inc. in its Anchorage study area. GCI Holdings participated in numerous proceedings regarding the rural exemptions of various ILECs in order to achieve the necessary interconnection agreements with the remaining ILECs. In other cases, the interconnection agreements were reached by negotiation without regard to the implications of the ILEC’s rural exemption.

GCI Holdings has completed negotiation and/or arbitration of the necessary interconnection provisions, and the RCA has approved current wireline Interconnection Agreements between GCI Holdings and all of the major ILECs. GCI Holdings has entered all of the major Alaskan markets with local access services.

See “Description of Business — Competition — Voice Services and Products Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks. In 2011, the FCC released rules to restructure and reduce over time terminating interstate access charges, along with a proposal to adopt similar reforms applicable to originating interstate access charges. The details of implementation in general and between different classes of technology continue to be addressed by the FCC, and could affect the economics of some aspects of GCI Holdings’ business. GCI Holdings cannot predict at this time the impact of this implementation or future implementation of adopted reforms, but GCI Holdings does not expect it to have a material adverse impact on its operations.

Unbundled Network Elements. Although GCI Holdings primarily provides communications services over its own facilities, the ability to obtain access to other providers’ networks is an important element of its local access services business. Changes in applicable regulations and the wholesale offerings of our suppliers could affect our ability to provide service

Wireless Services and Products

General. The FCC regulates the licensing, construction, interconnection, operation, acquisition, and transfer of wireless network systems in the United States pursuant to the Communications Act. GCI Holdings’ wireless licensee subsidiaries are subject to regulation by the FCC, and must comply with certain build-out and other license conditions, as well as with the FCC’s specific regulations governing wireless services. The FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of services licensees may offer and how such services may be offered, and the resolution of issues of interference between spectrum bands. The FCC does not currently regulate rates for services offered by commercial mobile radio service providers (the official legal description for wireless service providers).

Commercial mobile radio service wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting, construction, modification, and registration of antenna structures on which GCI Holdings’ antennas and associated equipment are located and are also subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from wireless handsets and antennas.

Universal Service. Under FCC regulations and RCA orders, GCI Holdings is an authorized ETC for purposes of providing wireless telephone service in many rural areas throughout Alaska. Without ETC status, GCI Holdings would not qualify for USF support in these areas or other rural areas where it proposes to offer facilities-based wireless telephone services, and its net cost of providing wireless telephone services in these areas would be materially adversely affected.

In 2016, the FCC published the Alaska High Cost Order. Per the Alaska High Cost Order, as of January 1, 2017, Remote (as defined by the Alaska High Cost Order) high cost support payments to Alaska High Cost participants are frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required. Under the terms of the Alaska High Cost Order, the FCC is to initiate a process in 2021 to eliminate duplicate support in areas that were served by more than one subsidized mobile wireless carrier as of December 31, 2020. As part of the Alaska High Cost Order, the FCC issued a Notice of Proposed Rulemaking seeking comment on how to implement that process. The FCC has not to date issued any further orders with respect to that process.

See “Description of Business — Regulatory Matters — Wireline Voice Services and Products — Regulatory Regime Applicable to IP-based Networks” for more information.

Emergency 911. The FCC has imposed rules requiring carriers to provide emergency 911 services, including E911 services that provide the caller’s phone number and approximate location to local public safety dispatch agencies. Providers are required to transmit the geographic coordinates of the customer’s location, for both indoor and outdoor locations, within accuracy parameters revised by the FCC, to be implemented over a phase-in period. The FCC also imposed requirements to allow users to text-to-911 if the local public safety dispatch agency requests and is able to receive such texts. Providers may not demand cost recovery as a condition of providing E911, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments. On June 1, 2020 GCI Holdings timely sought a waiver from the FCC concerning the percentage of wireless calls required to meet 911 location accuracy benchmarks pursuant to the FCC’s phase-in period.  GCI Holdings has been able to meet FCC requirements for text-to-911 obligations to date.

State and Local Regulation. While the Communications Act generally preempts state and local governments from regulating the entry of, and the rates charged by, wireless carriers, it also permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation when market conditions fail to adequately protect customers and such service is a replacement for a substantial portion of the telephone wireline exchange service within a state. The State of Alaska currently has no such petition on file.

In addition, the Communications Act does not expressly preempt the states from regulating the “terms and conditions” of wireless service. Several states have invoked this “terms and conditions” authority to impose or propose various consumer protection regulations on the wireless industry. State attorneys general have also become more active in enforcing state consumer protection laws against sales practices and services of wireless carriers. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the contribution requirements that have been established by the FCC.

States have become more active in attempting to impose new taxes and fees on wireless carriers, such as gross receipts taxes. Where successful, these taxes and fees are generally passed through to customers and result in higher costs to customers.

At the local level, wireless facilities typically are subject to zoning and land use regulation. Neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting construction. Pursuant to Section 6409(a) of the Middle Class Tax Relief Act of 2012, state and local governments are further constrained in their regulation of changes to existing wireless infrastructure. Nonetheless, securing federal, state and local government approvals for new antenna structures has been and is likely to continue to be difficult, lengthy, and costly.

Charter’s Spectrum Mobile Service

Charter’s Spectrum Mobile service offers mobile Internet access and telephone service.  Charter provides this service as an MVNO using Verizon’s network and its network through Spectrum WiFi. As an MVNO, Charter is subject to many of the same FCC regulations that apply to facilities-based wireless carriers, as well as certain state or local regulations, including (but not limited to): E911, local number portability, customer privacy, CALEA, universal service fund contribution, robocall mitigation, hearing aid compatibility and safety and emission requirements for mobile devices.  Spectrum Mobile’s broadband Internet access, service is also subject to the FCC’s transparency rule. The FCC or other regulatory authorities may adopt new or different regulations for MVNOs and/or mobile service providers in the future, or impose new taxes or fees applicable to Spectrum Mobile, which could adversely affect the service offering or Charter’s business generally.

Privacy and Information Security Regulation

The Communications Act limits Charter and GCI Holdings’ ability to collect, use, and disclose customers’ personally identifiable information for its Internet, video and voice services. Charter and GCI Holdings are subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer information. All broadband providers are also obliged by CALEA to configure their networks in a manner that facilitates the ability of state and federal law enforcement, with proper legal process authorized under the Electronic Communications Privacy Act, to obtain records and information concerning their customers, including the content of their communications. Further, the FCC, Federal Trade Commission (“FTC”), and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and sending unsolicited commercial emails.  The FTC currently has the authority, pursuant to its general authority to enforce against unfair or deceptive acts and practices, to protect the privacy of Internet service customers, including Charter and GCI Holdings’ use and disclosure of certain customer information.

Charter and GCI Holdings’ operations are also subject to federal and state laws governing information security. In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures. The FCC, the FTC and state attorneys general regularly bring enforcement actions against companies related to information security breaches and privacy violations.

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risks. One such standard is the voluntary framework released by the National Institute for Standards and Technology (“NIST”) in 2014 and updated in 2018, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure. The NIST cybersecurity framework provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. It was designed to supplement, not supersede, existing cybersecurity regulations and requirements. Several government agencies have encouraged compliance with the NIST cybersecurity framework, including the FCC, which is also considering expansion of its cybersecurity guidelines or the adoption of cybersecurity requirements. Charter and GCI voluntarily follow NIST as part of their overall cybersecurity programs.

Many states and local authorities have considered legislative or other actions that would impose restrictions on Charter’s ability to collect, use and disclose, and safeguard certain consumer information, particularly with regard to its broadband Internet business.   For example, the California Consumer Privacy Act (“CCPA”) and Maine’s Act to Protect Privacy of Online Customer Information both became effective in 2020.  The CCPA, under certain circumstances, regulates companies’ use and disclosure of the personal information of California residents and authorizes enforcement actions by the California Attorney General and private class actions for data breaches.  In addition, effective January 1, 2023, the California Consumer Privacy Rights Act, adopted by ballot initiative in 2020, will amend the CCPA to impose additional obligations on companies that handle the personal information of California residents.  The Maine law regulates how Internet service providers use and disclose customers’ personal information and requires Internet service providers to take reasonable measures to protect customers’ personal information. Several other state legislatures are considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for Charter’s business.  Congress may also adopt new privacy and data security obligations.  Charter cannot predict whether any of these efforts will be successful or preempted, or how new legislation and regulations, if any, would affect its business.

Environmental Regulations

GCI Holdings undertakes activities that may, under certain circumstances, affect the environment. Accordingly, it may be subject to federal, state, and local laws designed to preserve or protect the environment, including the Clean Water Act and the Emergency Planning and Community Right-to-Know Act. The FCC, Bureau of Land Management, U.S. Forest Service, U.S. Fish and Wildlife Service, U.S. Army Corps of Engineers, Bureau of Indian Affairs, and National Park Service are among the federal agencies required by the National Environmental Policy Act of 1969 and National Historic Preservation Act to consider the environmental impact of actions they authorize, including facility construction.

The principal effect of GCI Holdings’ facilities on the environment would be in the form of construction of facilities and networks at various locations in Alaska and between Alaska, Washington, and Oregon. GCI Holdings’ facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable. GCI Holdings obtains federal, state, and local permits, as required, for its projects and operations. GCI Holdings is unaware of any material violations of federal, state or local regulations or permits.

Commitments Related to the 2016 Merger with TWC and Acquisition of Bright House

In connection with approval of Charter’s 2016 merger with TWC and acquisition of Bright House (the “Transactions”), federal and state regulators imposed a number of post-transaction conditions on Charter including but not limited to the following.

FCC Conditions

●	Offer settlement-free Internet interconnection to any party that meets the requirements of Charter’s Interconnection Policy (available on Charter’s website) on terms generally consistent with the policy for seven years (with a possible reduction to five years from FCC approval in 2016). Pursuant to a judgment by the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”), this condition became invalid in October 2020;
●	Deploy and offer high-speed broadband Internet access service to an additional two million locations over five years. Charter reported to the FCC in October 2020 that this condition had been satisfied;
●	Refrain from charging usage-based prices or imposing data caps on any fixed mass market broadband Internet access service plans for seven years;

●	Offer 30/4 Mbps discounted broadband where technically feasible to eligible customers throughout Charter’s service area for four years from the offer’s commencement. Pursuant to a judgment by the D.C. Circuit, this condition became invalid in October 2020; and
●	Continue to provide CableCARDs to any new or existing customer upon request for use in third-party retail devices for four years and continue to support such CableCARDs for seven years (in each case, unless the FCC changes the relevant rules). The obligation to continue to provide CableCARDs expired in May 2020.

The FCC conditions also contain a number of compliance reporting requirements.

DOJ Conditions

The Department of Justice (“DOJ”) Order prohibits Charter from entering into or enforcing any agreement with a video programmer that forbids, limits or creates incentives to limit the video programmer’s provision of content to online video distributors. Charter will not be able to avail itself of other distributors’ most favored nation (“MFN”) provisions if they are inconsistent with this prohibition. The DOJ’s conditions are effective for seven years after entry of the final judgment in 2016, although Charter may petition the DOJ to eliminate the conditions after five years.  Charter currently does not expect to so petition.

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

Charter believes it has either completed or is on track to complete these state requirements.

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

Competition

Charter and GCI Holdings operate in intensely competitive industries and compete with a number of companies that provide a broad range of communication, entertainment, and information products and services.  Technological changes are further intensifying and complicating the competitive landscape and consumer behavior.

Residential/Consumer Services

Charter and GCI Holdings face intense competition for residential customers, both from existing competitors, and, as a result of the rapid development of new technologies, services and products, from new entrants.

Internet competition

The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price, service bundles, the services and enhancements offered, the technologies used, customer service, billing services, and perceived quality, reliability and availability.

Charter and GCI Holdings’ residential Internet services face competition across their footprints from fiber-to-the-home (“FTTH”), fiber-to-the-node (“FTTN”), fixed wireless broadband, Internet delivered via satellite and digital subscriber line (“DSL”) services. AT&T, Frontier Communications Corporation (“Frontier”) fiber optic service (“FiOS” or “Fios”) and Verizon’s Fios are Charter’s primary FTTH competitors. Given the FTTH deployments of Charter’s competitors, launches of broadband services offering 1 gigabit per second (“Gbps”) speed have recently grown. Several competitors, including AT&T, Frontier FiOS, Verizon’s Fios, WideOpenWest, Inc. (“WOW”) and Google Fiber, deliver 1 Gbps broadband speed in at least a portion of their footprints which overlap Charter’s footprint. In several markets, Charter and GCI Holdings also face competition from one or more fixed wireless providers which deliver point-to-point Internet connectivity, although generally in areas limited to residential MDUs.  Additionally, several mobile network operators have introduced Long Term Evolution (“LTE”) or 5G delivered fixed wireless home Internet service in a limited number of Charter’s markets.  DSL service is offered across Charter’s footprint and a portion of GCI Holdings’ footprint, often at prices lower than Charter and GCI Holdings’ Internet services, although typically at speeds much lower than the minimum speeds offered by Charter and GCI Holdings.  In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service.  Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks.  These options offer alternatives to cable-based Internet access.  Charter faces broadband Internet (defined as at least 25 Mbps) competition from three primary competitors, AT&T, Frontier and Verizon in approximately 33%, 8% and 5% of its operating areas, respectively.

Video competition

Charter and GCI Holdings’ residential video services face competition from direct broadcast satellite (“DBS”) service providers, which have a national footprint and compete in all of Charter’s operating areas. DBS providers offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. DBS providers offer aggressive promotional pricing, exclusive programming (e.g., NFL Sunday Ticket) and video services that are comparable in many respects to Charter and GCI Holdings' residential video service. Charter’s residential video service also faces competition from large telecommunications companies, primarily Frontier FiOS and Verizon Fios, which offer wireline video services in significant portions of Charter’s operating areas.

Charter and GCI Holdings’ residential video services also face growing competition across their footprints from a number of other sources, including companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices. These competitors include virtual multichannel video programming distributors (“V-MVPDs”) such as Hulu Live, YouTube TV, Sling TV, Philo and AT&T TV. Other online video business models and products have also developed, some offered by programmers that have not traditionally sold programming directly to consumers, including, (i) subscription video on demand (“SVOD”) services such as Netflix, Apple TV+, Amazon Prime, Hulu Plus, Disney+, HBO Max, Peacock, CBS All Access, Starz and Showtime Anytime, (ii) ad-supported free online video products, including YouTube and Pluto TV, some of which offer programming for free to consumers that Charter currently purchases for a fee, (iii) pay-per-view products, such as iTunes, and Amazon Instant, and (iv) additional offerings from mobile providers which continue to integrate and bundle video services and mobile products. Historically, Charter has generally viewed SVOD online video services as complementary to its own video offering, and has developed a cloud-based guide that is capable of incorporating video from online video services currently offered in the marketplace. As the proliferation of online video services grows, however, services from V-MVPDs and new direct to consumer offerings, as well as piracy and password sharing, negatively impact the number of customers purchasing Charter’s video product.

Voice competition

Charter and GCI Holdings’ residential voice services compete with wireless and wireline phone providers across their footprints, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. Charter and GCI Holdings also compete with “over-the-top” phone providers, such as Vonage, Skype, magicJack, Google Voice and Ooma, Inc., as well as companies that sell phone cards at a cost per minute for both national and international service. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which Charter and GCI Holdings operate their residential voice services.

GCI Holdings also competes against ILECs, long-distance resellers and certain smaller rural local telephone companies for local access and long-distance. GCI Holdings has competed by offering what it believes is excellent customer service and by providing desirable bundles of services.

Mobile Competition

Charter and GCI Holdings’ mobile services face competition from national mobile network operators including AT&T, Verizon and T-Mobile US, Inc. ("T-Mobile"), as well as a variety of regional operators and mobile virtual network operators.  Most carriers offer unlimited data packages to customers.  Various operators also offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds.  As a regional wireless carrier, GCI Holdings may not have immediate access to some wireless handsets that are available to these national wireless carriers.

In April 2020, Sprint Corporation and T-Mobile merged resulting in one of the nation’s largest mobile carriers, bringing increased competition with a stated intent of pursuing broad 5G network deployment and offering fixed wireless broadband service.  AT&T, Verizon and T-Mobile continue to expand 5G mobile services.  Additionally, in July 2020, in connection with Dish Network Corporation’s acquisition of Sprint Corporation’s prepaid mobile services businesses, the FCC and DOJ have imposed a timeline on Dish Network Corporation (70% by June 2023) for 5G network development and expansion.  Charter also competes for retail activations with other resellers that buy bulk wholesale service from wireless service providers for resale.

Regional Competitors

In some of Charter’s operating areas, other competitors have built networks that offer Internet, video and voice services that compete with its services. For example, in certain service areas, Charter’s residential Internet, video and voice services compete with Google Fiber, Cincinnati Bell Inc., Hawaiian Telcom (owned by Cincinnati Bell Inc.), RCN Telecom Services, LLC, Grande Communications Networks, LLC and WOW.

Additional competition

In addition to multi-channel video providers, cable systems compete with other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. Competition is also posed by fixed wireless and satellite master antenna television systems, serving MDUs, such as condominiums, apartment complexes, and private residential communities.

Business Services

Charter and GCI Holdings face intense competition across each of their business service product offerings. Charter’s SMB Internet, video, networking and voice services face competition from a variety of providers as described above. Charter’s enterprise solutions also face competition from the competitors described above as well as application-service providers and other telecommunications carriers, such as metro and regional fiber-based carriers. GCI Holdings’ business wireless, data and voice services face similar competition as described above for its consumer products.

Advertising

Charter and GCI Holdings face intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new advertising avenues seek to attract the same advertisers. Charter and GCI Holdings compete for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio stations, print media and online advertising companies and content providers.

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

Human Capital Resources

Employees

As described above, Liberty Broadband is party to a services agreement with Liberty Media, pursuant to which 84 Liberty Media corporate employees provide certain management services to Liberty Broadband for a determined fee. As a result, Liberty Broadband is not responsible for the hiring, retention and compensation of these individuals (except that Liberty Broadband does grant equity incentive awards to these individuals). However, Liberty Broadband directly benefits from the efforts undertaken by Liberty Media to attract and retain talented employees. Liberty Media strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Liberty Broadband fully supports these efforts.

As of December 31, 2020, the Company’s consolidated subsidiaries had an aggregate of approximately 1,971 full and part-time employees and the Company is not party to any union contracts with its employees. Liberty Broadband believes that its employee relations are good.

GCI Holdings

GCI Holdings (or “GCI”) has been operating in Alaska for more than 40 years and most of its almost 2,000 employees live in the communities it serves. Many of GCI’s employees have been with the company for decades and, in some cases, their children have joined the GCI team and have become the next generation of the GCI family. This sense of family and valuing its employees is a strong part of GCI’s culture and is one that generates pride among employees and company leadership. GCI is committed to creating and maintaining an environment that is inclusive, supportive and provides opportunities for excellence and advancements.  To that end, GCI is committed to ensuring its employees, at all levels of the company, are experts in their fields, and provides opportunities for training, including certifications relating to various technical aspects of the GCI business, training in people skills, management best practices and team-building, as well as tuition reimbursement to employees who are pursuing college or technical schools degrees while working for GCI. In 2020, GCI launched an initiative to evaluate the incorporation of diversity, equity and inclusion principles in all corporate operations and continues to assess and evolve its practices to create a focus on these principles.

GCI is committed to maintaining a safe and healthy workplace and has implemented several new safety protocols to keep its employees and customers safe during the pandemic, including moving more than 70% of employees to work-from-home status and installing plexiglass shields and sourcing additional sanitization supplies for our retail spaces. GCI has also limited the number of home visits by its field technicians by working with customers to resolve issues remotely and adopting new, socially distanced methods of troubleshooting and following strict safety precautions in the event an in-person visit is necessary.

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

Our ability to meet our current and future financial obligations, including to make debt service obligations under the Margin Loan Agreement (defined below) and the Company Debentures (defined below), and other contractual commitments depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our wholly-owned subsidiaries, any dividends and interest we may receive from our investments, available funds under the Margin Loan Agreement (defined below) (which was $300 million as of December 31, 2020) and proceeds from any asset sales or other forms of asset monetization we may undertake in the future. In addition, the ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject.

Other than cash generated from our participation in Charter’s stock repurchase program, we do not have access to the cash that Charter generates from its operating activities.

Notwithstanding our ownership interest in Charter and our having three nominees on its thirteen-member board of directors, we have no ability to cause Charter to pay dividends to us, and we cannot cause Charter to make funds available to us except to the extent we are obligated to participate in Charter’s stock repurchase program pursuant to the terms of the Stockholders Agreement and the letter agreement entered into on February 23, 2021 in order to reduce our percentage equity interest, on a fully diluted basis, to the Equity Cap.  Charter generated approximately $14,562 million, $11,748 million and $11,767 million of cash from its operations during the years ended December 31, 2020, 2019 and 2018, respectively. Charter uses the cash it generates from its operations primarily to fund its business operations, service its debt and other financial obligations and repurchase shares of its common stock. We do not have access to the cash that Charter generates unless Charter declares a dividend on its capital stock payable in cash, engages in stock repurchases for cash or otherwise distributes or makes payments to its stockholders, including us. Historically, Charter has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business, to service its debt obligations and to repurchase shares of its common stock. Covenants in Charter’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Charter will continue to apply its available cash as described above.

We rely on Charter to provide us with the financial information that we use in accounting for our ownership interest in Charter as well as information regarding Charter that we include in our public filings.

We account for our approximately 30.7% economic ownership interest in Charter using the equity method of accounting and, accordingly, in our financial statements we record our share of Charter’s net income or loss. Within the meaning of U.S. accounting rules, we rely on Charter to provide us with financial information prepared in accordance with generally accepted accounting principles, which we use in the application of the equity method. We also rely on Charter to provide us with the information regarding their company that we include in our public filings. In addition, we cannot change the way in which Charter reports its financial results or require Charter to change its internal controls over financial reporting. No assurance can be given that Charter will provide us with the information necessary to enable us to complete our public filings on a timely basis or at all. Furthermore, any material misstatements or omissions in the information Charter provides to us or publicly files could have a material adverse effect on our financial statements and filing status under federal securities laws.

We may become subject to the Investment Company Act of 1940.

We do not believe we are currently subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”) because our investment in Charter enables us to exercise significant influence over Charter. We have substantial involvement in the management and affairs of Charter, including through our board nominees. We nominated three of Charter’s thirteen current directors. In connection with the Transactions, on May 23, 2015, we entered into the Stockholders Agreement, which continues to provide us with board nomination rights. If, however, our investment in Charter was deemed to become passive (such as in the event that our equity interests were significantly diluted and our nominees ceased to serve as directors of Charter), we could become subject to regulation under the Investment Company Act. In such event, we would be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting and could restrict our activities going forward. Our restated certificate of incorporation includes a provision that would enable us, at the option of our board of directors, to automatically convert each outstanding share of our Series B common stock into one share of our Series A common stock at such time as we have outstanding less than 20% of the total number of shares of our Series B common stock issued in our 2014 spin-off from Liberty. In addition, if we were to become inadvertently subject to the Investment Company Act and failed to register as an investment company in violation of the Investment Company Act, such violation could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that our contracts would be deemed unenforceable.

Our company has overlapping directors and officers with Liberty, Qurate Retail, TripCo and Liberty Media Acquisition Corporation, which may lead to conflicting interests.

As a result of our spin-off from Liberty in 2014 and other transactions between 2011 and 2018 that resulted in the separate corporate existence of Liberty, Qurate Retail, and TripCo, as well as the initial public offering of Liberty Media Acquisition Corporation (“LMAC”) in January 2021, all of our executive officers also serve as executive officers of Liberty, Qurate Retail, TripCo and LMAC, and there are overlapping directors. Other than Liberty’s ownership of LMAC’s sponsor, which beneficially owns 20% of LMAC’s outstanding common stock as of January 26, 2021, none of these companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty, Qurate Retail, TripCo, LMAC or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty, Qurate Retail, TripCo or LMAC pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Each of our company, TripCo and LMAC has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Liberty, Qurate Retail, TripCo and LMAC) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to our company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty, Qurate Retail, TripCo, LMAC and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty, Qurate Retail, TripCo, or LMAC or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Certain of our inter-company agreements were negotiated while we were a subsidiary of Liberty.

We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Liberty for certain of our businesses. In addition, we entered into a services agreement with Liberty pursuant to which it provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we reimburse them on a fixed fee basis, which was amended to provide that components of our President and Chief Executive Officer’s compensation will either be paid directly to him by our company or reimbursed to Liberty, in each case, based on the allocation set forth in the amendment. The terms of all of these agreements (other than the amendment to the services agreement) were established while we were a wholly-owned subsidiary of Liberty, and hence may not be the result of arms’ length negotiations. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

Our ability to use net operating loss carryforwards and disallowed business interest carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

At December 31, 2020, we had federal and state net operating losses and disallowed business interest carryforwards of $192.3 million (on a tax effected basis) and, under the Code, we may carry forward our federal net operating losses and disallowed business interest deductions in certain circumstances to offset current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If we experiences an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation's stock over a rolling three-year period) at a time when its market capitalization is below a certain level or proposed Treasury regulations under Section 382 of the Code issued during 2019 have become final and are applicable (taking into account the delayed effective date of such regulations), our ability to use our federal net operating loss carryforwards and disallowed business interest carryforwards could be substantially limited. This limit could impact the timing of the usage of our net operating loss and disallowed business interest carryforwards, thus accelerating federal cash tax payments or causing certain federal net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset. Similar limitations may also apply at the state level.

Factors Related to Our and Our Subsidiaries’ Indebtedness

Our company may have future capital needs and may not be able to obtain additional financing, or refinance or renew our existing indebtedness, on acceptable terms. Further, our and our subsidiaries’ ability to service our respective debt and any other obligations will require access to funds, which may be restricted.

As of December 31, 2020, we had approximately $4.7 billion principal amount of debt outstanding, consisting of (i) $2.0 billion outstanding under a credit agreement (as amended, the “Margin Loan Agreement”) governing a multi-draw margin loan agreement credit facility entered into in 2017 by a bankruptcy remote wholly owned subsidiary (“SPV”) of Liberty Broadband; (ii) $575 million outstanding under our 2.75% Exchangeable Senior Debentures due 2050 and $825 million outstanding under our 1.25% Exchangeable Senior Debentures due 2050 (collectively, the “Company Debentures”); (iii) $14.5 million outstanding under the 1.75% exchangeable senior debentures due 2046 originally issued by GCI Liberty; (iv) $600 million outstanding under GCI, LLC’s 4.750% senior notes due 2028 (the “Senior Notes”); and (v) $704 million in outstanding term and revolving loans under GCI, LLC’s senior secured credit facility with a syndicate of banks (the “Senior

Credit Facility”). We also had $300 million remaining available to be drawn until August 12, 2021 (the “Delayed Draw”) at December 31, 2020 under the Margin Loan Agreement. Further, as a result of multiple transaction, including the Combination, we have entered into an indemnification agreement pursuant to which, among other things, (1) we will indemnify Liberty Interactive LLC (“Liberty LLC”) with respect to any of Liberty LLC's 1.75% Exchangeable Debentures due 2046 (the “Liberty Charter Exchangeable Debentures”) surrendered for exchange to Liberty LLC on or before October 5, 2023 for the amount by which (i) the exchange value exceeds (ii) the sum of the adjusted principal amount of such Liberty Charter Exchangeable Debentures plus the amount of certain tax benefits attributable to such Liberty Charter Exchangeable Debentures so exchanged, and (2) Qurate Retail, Liberty Broadband and GCI Liberty will indemnify each other with respect to certain potential losses in respect of the 2018 split-off of GCI Liberty by Qurate Retail.

Our and our subsidiaries’ ability to service the respective financial obligations will depend on our and their ability to access cash, and cash flows from operations may be insufficient to satisfy the respective financial obligations under indebtedness outstanding from time to time. Accessing cash at operating subsidiaries will depend on those subsidiaries individual operating results and any statutory or regulatory restrictions. The obligations under the Margin Loan Agreement are secured by a portion of our ownership interest in Charter. Such equity interests are held through SPV. The terms of the Margin Loan Agreement limit our company’s ability to secure additional financing on favorable terms. In addition, covenants included in the Senior Notes and Senior Credit Facility will limit the ability of certain subsidiaries to upstream or downstream cash for this purpose. Our and our subsidiaries’ other potential sources of cash include available cash balances, dividends and interest from its investments, monetization of public investments, and proceeds from asset sales.

Moreover, our and our subsidiaries’ ability to secure additional financing will depend upon the operating performance of our subsidiaries, the value of our investment in Charter, prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, the state of competition in our subsidiaries’ respective markets, the outcome of certain legislative and regulatory issues and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available, or that we will be able to renew (in the case of the Delayed Draw) or refinance existing indebtedness, on desirable terms or at all. If financing is not available when needed or is not available on favorable terms, we and our subsidiaries may be unable to take advantage of business or market opportunities as they arise, which could have a material adverse effect on our business and financial condition.

We and our subsidiaries have significant indebtedness, which could adversely affect our business and financial condition.

As discussed above, as of December 31, 2020, we and our subsidiaries had approximately $4.7 billion principal amount of debt outstanding. As a result of this significant indebtedness, we and our subsidiaries may:

●	Experience increased vulnerability to general adverse economic and industry conditions;
●	Be required to dedicate a substantial portion of cash flow from operations to principal and interest payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions and investments and other general corporate purposes;
●	Be handicapped in our and their ability to optimally capitalize and manage cash flows;
●	Be restricted from making strategic acquisitions or required to make non-strategic divestitures;
●	Be exposed to the risk of increased interest rates with respect to any variable rate portion of indebtedness; and
●	Be limited in planning for, or reacting to, changes in business or market conditions and placing us and our subsidiaries at a competitive disadvantage compared to competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our and our subsidiaries’ leverage may prevent us and them from exploiting.

In addition, it is possible that we may need to incur additional indebtedness in the future. For example, at December 31, 2020 we had $300 million remaining available to be drawn until August 12, 2021 under the Margin Loan Agreement and we could issue additional exchangeable senior debentures. If new debt is added to the current debt levels, the risks described above could intensify. For additional limitations on our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments” and “We do not have access to the cash that Charter generates from its operating activities” above.

The agreements that govern our and our subsidiaries’ current and future indebtedness may contain various affirmative and restrictive covenants that will limit our discretion in the operation of our business.

As discussed above, SPV entered into the Margin Loan Agreement pursuant to which SPV had outstanding borrowings of $2.0 billion, with $300 million remaining available to be drawn until August 12, 2021, at December 31, 2020. The Margin Loan Agreement contains various covenants, including those that limit our ability to, among other things, incur indebtedness by having SPV enter into financing arrangements with respect to the portion of stock of Charter pledged to secure the loans under the Margin Loan Agreement, and cause SPV to enter into unrelated businesses or otherwise conduct business other than owning common stock of Charter and other assets as permitted under the Margin Loan Agreement documents.

Further, the agreements governing our and our subsidiaries’ other indebtedness contain various covenants that could materially and adversely affect our and our subsidiaries’ ability to finance future operations or capital needs and to engage in other business activities that may be in our and their best interest.

We may also enter into certain other indebtedness arrangements in the future. The instruments governing such indebtedness, often contain covenants that, among other things, place certain limitations on a borrowers’ ability to incur more debt, exceed specified leverage ratios, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets. Any failure to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business and financial condition.

The various covenants in existing or future indebtedness may restrict our and our subsidiaries’ ability to expand or to pursue business strategies. Our and our subsidiaries’ ability to comply with these covenants may be affected by events beyond our and their control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we and our subsidiaries will be able to comply. A breach of these covenants could result in a default under the indentures and/or the credit agreements. If there were an event of default under the Margin Loan Agreement, the indentures and/or the credit agreements, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we or our subsidiaries fail to repay the debt under any secured indebtedness when it becomes due, the lenders under such indebtedness could proceed against the assets that are pledged to them as security. Our and our subsidiaries’ assets or cash flow may not be sufficient to repay borrowings under outstanding debt instruments in the event of a default thereunder.

Variable rate indebtedness subjects the Company to interest rate risk, which could cause its debt service obligations to increase significantly.

Borrowings under the Margin Loan Agreement and the Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, the Company's debt service obligations on any variable rate indebtedness could increase even though the amount borrowed remained the same, and net income and cash flow could decrease.

In addition, the Company’s variable rate indebtedness uses London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rate. The United Kingdom's Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, the administrator of U.S. dollar LIBOR announced a delay in the phase out of a majority of the U.S. dollar LIBOR publications until June 30, 2023, with the remainder of LIBOR publications still being phased out at the end of 2021. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. As such, the potential effect of a transition away from LIBOR cannot be entirely predicted, but could include an increase in the cost of the Company’s variable rate indebtedness.  In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, Liberty Broadband has incorporated alternative reference rates when amending these facilities.

In order to manage the Company's exposure to interest rate risk, in the future, it may enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If the Company is unable to enter into interest rate swaps, it may adversely affect its cash flow and may impact its ability to make required principal and interest payments on its indebtedness.

Factors Relating to COVID-19

The ongoing COVID-19 pandemic could materially affect the financial condition and results of operations of Charter, GCI Holdings and Skyhook.

The ongoing COVID-19 pandemic has significantly increased economic and demand uncertainty.  The current pandemic and continued spread of COVID-19 has caused an economic recession.  At this time, we cannot predict the duration of any business disruption and the ultimate impact of COVID-19 on the businesses of Charter, GCI Holdings and Skyhook. As a general matter, the COVID-19 pandemic has significantly increased economic and demand uncertainty, and a significant global recession may result.

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

With respect to GCI Holdings, because of the geographic concentration of GCI Holdings’ operations in Alaska, growth of GCI Holdings' business and operations depends upon economic conditions in Alaska, which we expect will continue to be adversely impacted by COVID-19 and the measures taken in Alaska and around the world to address the pandemic. At the end of 2019, the Alaska economy showed signs of emerging from a recession that started in late 2015. However, GCI Holdings expects this recession to continue as a result of the COVID-19 pandemic. GCI Holdings is unable to predict the depth and duration of the economic impact to its customers’ ability to pay for products and services, even after taking into account the impact of extended unemployment benefits and other stimulus packages and governmental assistance provided to its customers. Historically, recessions have had an adverse impact on its business and could continue to adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. There is a risk that GCI Holdings’ accounts receivable and bad debt expense will increase substantially due to the economic impact of the COVID-19 pandemic. In addition, GCI Holdings is unable to predict the impact to its business from future government emergency declarations, the ability of its suppliers and vendors to provide products and services to GCI Holdings and the risk of limitations on the deployment and maintenance of GCI Holdings’ services, changes in business spend in GCI Holdings’ ad sales business, the effects to employees’ health and safety, and resulting reorientation of its work activities and the risk of limitations on the deployment and maintenance of its services (including by limiting customer support and on-site service repairs and installations).

The Alaska economy is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. The price of Alaska North Slope Crude oil has decreased significantly and large tourism companies have decided not to operate during 2020 due to the COVID-19 pandemic. It is expected that the decline in oil prices will put significant pressure on the Alaska state government budget. Although Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years, major structural budgetary reforms will be required in order to offset the impact of the COVID-19 pandemic and low oil prices. Although GCI Holdings cannot predict the long-term impact COVID-19 will have on these sectors of the Alaska economy, adverse circumstances in these industries may have an adverse impact on the demand for its products and services and on its results of operations and financial condition.

With respect to Skyhook, its business may be impacted due to declines in customer renewals, an inability to maintain full functionality of Skyhook’s operations support or customer care, Skyhook’s inability to generate new business and Skyhook’s inability to collect on future payments from existing customers.  The degree to which COVID-19 impacts Charter’s, GCI Holdings’ and Skyhook’s respective results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Further, the extent of the impact of the COVID-19 pandemic on Charter, GCI Holdings and Skyhook remains fluid and the likelihood of an impact that could be material increases the longer the virus impacts activity levels in the locations in which they operate. In particular, the widespread distribution, acceptance and effectiveness of vaccines is highly uncertain and cannot be predicted at this time. Delays in the widespread distribution of vaccines, or lack of public acceptance, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if vaccines are widely distributed and accepted, there can be no assurance that the vaccines will ultimately be successful in limiting or stopping the spread of COVID-19. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience a prolonged recession, and we anticipate Charter, GCI Holdings and Skyhook could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

To the extent the COVID-19 pandemic adversely affects our or Charter’s, GCI Holdings’ or Skyhook’s respective businesses, financial conditions and results of operations, it may also have the effect of heightening the other risks described in these Risk Factors, such as those relating to fluctuations in our stock price and the market value of our interests in publicly-traded securities, the effect of increases in data usage on GCI Holdings’ wired and wireless networks on network capacity limitations, impairments, our significant level of indebtedness and our ability to generate sufficient cash to service our debt obligations.

Factors Relating to GCI Holdings

Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may also materially and adversely affect the business operations of GCI Holdings, which the Company refers to as "GCI" in the following risk factors relating to the business of GCI Holdings. Any of the following risks could materially and adversely affect the Company’s business, financial position, results of operations or liquidity.

GCI faces competition that may reduce its market share and harm its financial performance.

There is substantial competition in the telecommunications and entertainment industries. Through mergers, various service integration strategies, and business alliances, major providers are striving to strengthen their competitive positions. GCI faces increased wireless services competition from national carriers in the Alaska market and increasing video services competition from DBS providers and over-the-top content providers who are often able to offer more flexible subscription packages and exclusive content.

The Company expects competition to increase as a result of the rapid development of new technologies, services and products. The Company cannot predict which of many possible future technologies, products or services will be important to maintain GCI’s competitive position or what expenditures will be required to develop and provide these technologies, products or services. GCI’s ability to compete successfully will depend on marketing and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, economic conditions and pricing strategies by competitors. To the extent GCI does not keep pace with technological advances or fails to timely respond to changes in competitive factors in its industry and in its markets, GCI could lose market share or experience a decline in its revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services. Competitive pressures also create challenges for its ability to grow new businesses or introduce new services successfully and execute its business plan. GCI also faces the risk of potential price cuts by the Company’s competitors that could materially adversely affect its market share and gross margins.

GCI’s wholesale customers including its major roaming customers may construct facilities in locations where they currently contract with GCI to use its network to provide service on their behalf. The Company could experience a decline in revenue and net income if any of GCI’s wholesale customers constructed or expanded their existing networks in places where service is currently provided by GCI’s network. Some of GCI’s wholesale customers have greater access to financial, technical, and other resources than GCI does. GCI expects to continue to offer competitive alternatives to such customers in order to retain significant traffic on GCI’s network. The Company cannot predict whether such customers will continue to see GCI’s network as a compelling alternative. GCI’s inability to negotiate renewals of such contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.

If GCI experiences low or negative rates of subscriber acquisition or high rates of turnover, the Company’s financial performance will be negatively impacted.

GCI is in the business of selling communications and entertainment services to subscribers, and its economic success is based on its ability to retain current subscribers and attract new subscribers. In recent years, GCI has seen a general decrease in subscriber metrics. If GCI is unable to retain and attract subscribers, its and the Company’s financial performance will be impaired. GCI’s rates of subscriber acquisition and turnover are affected by a number of competitive factors including the size of its service areas, network performance and reliability issues, its device and service offerings, subscribers’ perceptions of its services, and customer care quality. Managing these factors and subscribers’ expectations is essential in attracting and retaining subscribers. Although GCI has implemented programs to attract new subscribers and address subscriber turnover, the Company cannot assure you that these programs or GCI’s strategies to address subscriber acquisition and turnover will be successful. A high rate of turnover or low or negative rate of new subscriber acquisition would reduce revenue and increase the total marketing expenditures required to attract the minimum number of subscribers required to sustain GCI’s business plan which, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

GCI may be unable to obtain or maintain the roaming services it needs from other carriers to remain competitive.

Some of GCI’s competitors have national networks that enable them to offer nationwide coverage to their subscribers at a lower cost than GCI can offer. The networks GCI operates do not, by themselves, provide national coverage and GCI must pay fees to other carriers who provide roaming services to it. GCI currently relies on roaming agreements with several carriers for the majority of its roaming services.

The FCC requires commercial mobile radio service providers to provide roaming, upon request, for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC also requires carriers to offer data roaming services. The rules do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. If GCI were to lose the benefit of one or more key roaming or wholesale agreements unexpectedly, it may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and data roaming services for its customers or may be unable to provide such services on a cost-effective basis. GCI’s inability to obtain new or replacement roaming services on a cost-effective basis may limit its ability to compete effectively for wireless customers, which may increase its turnover and decrease its revenue, which in turn could materially adversely affect the Company’s business, financial condition and results of operations.

GCI’s business is subject to extensive governmental legislation and regulation. Changes to or interpretations of existing statutes, rules, regulations, or the adoption of new ones, could adversely affect GCI’s business, financial position, results of operations or liquidity.

As described above in “Item 1. - Business - Regulatory Matters,” GCI’s business is subject to extensive federal and state governmental legislation and regulation. There can be no assurance that future changes or additions to the regulatory system under which GCI operates will benefit or have no effect on GCI. Similarly, these rules and regulations are subject to interpretation by the applicable agencies, and new interpretations, or those of which GCI is not aware, could impact GCI’s operations and have an adverse effect on GCI’s business, position, results of operations or liquidity. There can be no assurance that future regulatory actions taken by Congress, the FCC or other federal, state or local government authorities will not have a similar effect.

With respect to wireless services provided by GCI, the licensing, construction, operation, sale and interconnection arrangements of wireless communications systems are regulated by the FCC, Alaska, and, potentially other state and local regulatory agencies. In particular, the FCC grants wireless licenses and imposes significant regulation on licensees of wireless spectrum. There can be no guarantee that GCI’s existing licenses will be renewed. In addition, while the FCC does not currently regulate wireless service providers’ rates, states may exercise authority over such things as certain billing practices and consumer-related issues. These regulations could increase the costs of GCI’s wireless operations, including with respect to the maintenance of existing licenses granted by the FCC due to failure to comply with applicable regulations. GCI is also subject to FCC rules relating to E911 capabilities, and failure to comply with these rules could subject GCI to significant fines. With respect to video services provided by GCI, GCI is subject to changes in regulation that could potentially result in rate reductions or refunds of previously collected fees in the future.

With respect to Internet services provided by GCI, GCI would be adversely impacted by the reclassification of Internet service as a telecommunications service under Title II of the Communications Act. In 2015, the FCC classified Internet service as a telecommunication service. The FCC’s implementing regulations prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users’ and edge providers’ ability to send traffic to, from, and among each other. Although a 2018 FCC order returned to a Title I classification of Internet service and eliminated many of the requirements imposed in its initial 2015 order the change in administration may result in the FCC seeking to re-impose net neutrality requirements or some variation thereof. In addition, Congress and state legislatures may undertake similar efforts.  The Company cannot predict whether the FCC or Congress will re-impose the 2015 rules or some variation thereof.  The increased regulatory burden if the 2015 rules are re-imposed likely would increase GCI’s costs and could adversely affect the manner and price of providing service, which could have a material adverse effect on GCI’s business, financial position, results of operations, or liquidity.

USF receivables and contributions are subject to change due to regulatory actions taken by the FCC, including the FCC’s interpretations of the USF program rules, or legislative actions that change the rules and regulations governing the USF program.

GCI participates in various USF programs, which provide government subsidies to customers in low income areas, including schools, libraries and other facilities. This support was 29% and 24% of GCI Holding’s revenue for the years ended December 31, 2020 and December 31, 2019, respectively. GCI had USF net receivables of $280.5 million and $151.2 million at December 31, 2020 and 2019, respectively. In addition, the USF programs require GCI, Charter and other telecommunications providers to make contributions, based on certain revenue earned, into a fund used to subsidize the provision of voice services and broadband-capable voice networks in high-cost areas, the provision of voice and broadband services to low-income consumers, and the provision of internet, voice and telecommunications services to schools, libraries and certain health care providers. The USF programs in which GCI participates are highly regulated. While the rules and regulations governing the USF programs are fairly robust, there can be no assurance that any new rules or regulations adopted will not impact GCI’s USF program anticipated receivables or contributions. Further, the FCC and USAC may interpret or apply the applicable rules and regulations in ways that are unexpected to GCI or other program participants. As a result, material changes to receivables and contributions may occur, which could have an adverse effect on GCI’s business and the Company’s financial position, results of operations or liquidity. As described above in “Item 1. Business - Regulatory Matters,” GCI has experienced material changes to receivables and contributions from the USF programs in recent years. For example, in October 2018, the Bureau notified GCI of its decision to reduce rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million, and stated that it would apply the same cost methodology going forward. In addition, although the FCC has adjusted the RHC Program funding cap and committed to annual adjustments in future years for inflation, there is no guarantee that aggregate funding will be available to pay in full the approved funding for future years. Furthermore, the FCC has adopted changes to the manner in which support issued under the RHC Program will be calculated and approved, and GCI is currently unable to assess the substance, impact on funding or timing of these changes.

Failure to comply with USF program requirements may have an adverse effect on GCI’s business and the Company’s financial position.

The USF programs in which GCI participates are highly regulated, and, in many cases, require highly technical and nuanced processes and procedures in order to obtain funding and to ensure compliance with the USF programs. For example, telecommunication providers and their customers are subject to regulations that set forth requisite procedures that must be followed by both the provider and the customer, and there are limitations on communications between these parties. If a customer or a provider is found to have not complied with any aspect of these regulations, regardless of whether such noncompliance was unintentional or accidental, the FCC may deny funding and/or require disgorgement of any amounts received under the affected contracts. The FCC may also invalidate any affected contract and impose fines or penalties. Accordingly, failure to comply with these rules and regulations could have a material adverse effect on GCI’s business and the Company’s financial position, results of operations or liquidity. As described in note 15 to the consolidated financial statements, the Company accrued a loss of approximately $12 million resulting from a review of certain active and expired RHC Program contracts where it has identified potential compliance issues. Although the FCC has been made aware of the potential RHC Program compliance issues, there can be no assurance that the FCC will not impose penalties or fines that would be additive to any required disgorgement or denial of funding. Further, no assurance can be given that any novated contracts will be replicated subsequently, which may affect future revenue.

Loss of GCI’s ETC status would disqualify it for USF support.

The USF pays support to ETCs to support the provision of facilities-based wireline and wireless telephone service in high cost areas. If GCI were to lose its ETC status in any of the study areas where it is currently an authorized ETC whether due to legislative or regulatory reform or its failure to comply with applicable laws and regulations, GCI would be ineligible to receive high cost or low income USF support for providing service in that area, which would have an adverse effect on the Company’s business, financial position, results of operations or liquidity.

GCI may not meet its performance plan milestones under the Alaska High Cost Order.

As an ETC, GCI receives support from the USF to support the provision of wireline local access and wireless service in high cost areas.  In 2016, the FCC published the Alaska High Cost Order which requires GCI to submit to the FCC a performance plan with five-year and ten-year commitments. If GCI is unable to meet the final performance plan milestones approved by the FCC it will be required to repay 1.89 times the average amount of support per location received over the ten-year term for the relevant number of locations that GCI failed to deploy to, plus ten percent of its total Alaska High Cost Order support received over the ten-year term. Inability to meet GCI’s performance plan milestones could have an adverse effect on its business, financial position, results of operations or liquidity.

GCI may lose USF high cost support if another carrier adds 4G LTE service in an area where it currently provides 4G LTE service.

Under the Alaska High Cost Order, the FCC adopted a process for revisiting after five years whether and to what extent there is duplicative support for 4G LTE service in rural Alaska and to take steps to eliminate such duplicative support levels in the second half of the ten-year term. As a result, if another carrier builds 4G LTE service in an area where GCI is the sole provider and the FCC decides to redistribute the support then GCI’s high cost support may be reduced, which could have an adverse effect on its business, financial position, results of operations or liquidity.

Programming expenses for GCI’s video services are increasing, which could adversely affect the Company’s business.

The Company expects programming expenses for GCI’s video services to continue to increase in the foreseeable future. The multichannel video provider industry has continued to experience an increase in the cost of programming, especially sports programming and costs to retransmit local broadcast stations. As GCI’s contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case GCI may be unable to provide such content as part of its video services and the Company’s business could be adversely affected. If GCI adds programming to its video services or if GCI chooses to distribute existing programming to its customers through additional delivery platforms, GCI may incur increased programming expenses. If GCI is unable to raise its customers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on the Company’s business, financial condition, or results of operations.

The decline in GCI’s voice services’ results of operations, which include long-distance and local access services, may accelerate.

The Company expects GCI’s voice services’ results of operations, which include long-distance and local access services, will continue to decline. As competition from wireless carriers, such as GCI, increases the Company expects GCI’s long-distance and local access services’ subscribers and revenue will continue to decline and the rate of decline may accelerate.

In addition, GCI’s success in the local telephone market depends on its continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are reasonable and that are based on the cost of providing these services. GCI’s ability to provide service in the local telephone market depends on its negotiation or arbitration with local exchange carriers to allow interconnection to the carrier’s existing local telephone network (in some Alaska markets at cost-based rates), to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to certain unbundled network elements. Future negotiations or arbitration proceedings with respect to new or existing markets could result in a change in GCI’s cost of serving these markets via the facilities of the Incumbent Local Exchange Carriers or via wholesale offerings. GCI’s local telephone services business faces the risk of unfavorable changes in regulation or legislation or the introduction of new regulations.

Failure to stay abreast of new technology could affect GCI’s ability to compete in the industry.

GCI tests and deploys various new technologies and support systems intended to enhance its competitiveness and increase the utility of its services. As GCI’s operations grow in size and scope, it must continuously improve and upgrade its systems and infrastructure while maintaining or improving the reliability and integrity of its systems and infrastructure. The emergence of alternative platforms such as mobile or tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. Further, current and new wireless internet technologies such as 4G and 5G wireless broadband services continue to evolve rapidly to allow for greater speed and reliability, and the Company expects other advances in communications technology to occur in the future. GCI may not successfully complete the rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by GCI’s customers or may not be profitable, in which case GCI could not recover its investment in the technology. There can be no assurance that GCI will be able to compete with advancing technology or introduce new technologies and systems as quickly as it would like or in a cost effective manner. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of its networks with respect to both the new and existing services. Any resulting customer dissatisfaction could affect GCI’s ability to retain customers and may have an adverse effect on the Company’s financial position, results of operations, or liquidity. In addition to introducing new technologies and offerings, GCI must phase out outdated and unprofitable technologies and services. If GCI is unable to do so on a cost-effective basis, GCI could experience reduced profits.

GCI’s operations are geographically concentrated in Alaska and are impacted by the economic conditions in Alaska, and GCI may not be able to continue to increase its share of the existing market for its services.

As described above in “The ongoing COVID-19 pandemic could materially affect the financial condition and results of operations of Charter, GCI Holdings and Skyhook,” GCI offers products and services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI’s business and operations depends upon economic conditions in Alaska, which have been negatively impacted in recent years by a recession and the COVID-19 pandemic.

In addition, the customer base in Alaska is limited and GCI has already achieved significant market penetration with respect to its service offerings in Anchorage and other locations in Alaska. GCI may not be able to continue to increase its share of the existing markets for its services, and no assurance can be given that the Alaskan economy will grow and increase the size of the markets GCI serves or increase the demand for the services it offers. The markets in Alaska for wireless and wireline telecommunications and video services are unique and distinct within the United States due to Alaska’s large geographical size, its sparse population located in a limited number of clusters, and its distance from the rest of the United States. The expertise GCI has developed in operating its businesses in Alaska may not provide GCI with the necessary expertise to successfully enter other geographic markets.

Natural or man-made disasters or terrorist attacks could have an adverse effect on GCI’s business.

GCI’s technical infrastructure (including the Company’s communications network infrastructure and ancillary functions supporting its network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. As a communications provider, there is an increased risk that GCI’s technological infrastructure may be targeted in connection with terrorism or cyberattacks, either as a primary target, or as a means of facilitating additional attacks on other targets.

In addition, earthquakes, floods, fires and other unforeseen natural disasters or events could materially disrupt GCI’s business operations or its provision of service in one or more markets. Specifically, the majority of GCI’s facilities are located in areas with known significant seismic activity. Costs GCI incurs to restore, repair or replace its network or technical infrastructure, as well as costs associated with detecting, monitoring or reducing the incidence of unauthorized use, may be substantial and increase GCI’s cost of providing service. Many of the areas in which GCI operates have limited emergency response services and may be difficult to reach in an emergency situation. Should a natural disaster or other event occur, it could be weeks or longer before remediation efforts could be implemented, if they could be implemented at all. Further, any failure in or interruption of systems that GCI or third parties maintain to support ancillary functions, such as billing, point of sale, inventory management, customer care and financial reporting, could materially impact GCI’s ability to timely and accurately record, process and report information important to the Company’s business. If any of the above events were to occur, GCI could experience higher churn, reduced revenue and increased costs, any of which could harm its reputation and have a material adverse effect on the Company’s business, financial condition or results of operations.

Additionally, the Company’s insurance may not be adequate to cover the costs associated with a natural disaster or terrorist attack.

Cyberattacks or other network disruptions could have an adverse effect on GCI’s business.

Through the Company’s operations, sales and marketing activities, it collects and stores certain non-public personal information related to its customers. The Company also gathers and retains information about employees in the normal course of business. The Company may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of its business. In addition, the Company’s operations depend upon the transmission of information over the Internet. Unauthorized parties may attempt to gain access to the Company or its vendors’ computer systems by, among other things, hacking into its systems or those of third parties, through fraud or other means of deceiving the Company’s employees or its vendors, burglaries, errors by the Company or its vendors’ employees, misappropriation of data by employees, or other irregularities that may result in persons obtaining unauthorized access to its data. The techniques used to gain such access to the Company’s or its vendors’ technology systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target.

Cyberattacks against GCI’s or the Company’s vendors’ technological infrastructure or breaches of network information technology may cause equipment failures, disruption of its or their operations, and potentially unauthorized access to confidential customer or employee data, which could subject the Company to increased costs and other liabilities as discussed further below. Cyberattacks, which include the use of malware, computer viruses, and other means for service disruption or unauthorized access to confidential customer or employee data, have increased in frequency, scope, and potential harm for businesses in recent years. It is possible for such cyberattacks to go undetected for an extended period of time, increasing the potential harm to GCI’s customers, employees, assets, and reputation.

To date, GCI has not been subject to cyberattacks or network disruptions that, individually or in the aggregate, have been material to GCI’s operations or financial condition. Although GCI has not detected a material security breach or cybersecurity incident to date, it has been the target of events of this nature and expects to be subject to similar attacks in the future. GCI engages in a variety of preventive measures at an increased cost to GCI, in order to reduce the risk of cyberattacks and safeguard its infrastructure and confidential customer information, but as with all companies, these measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyberattacks, system compromises or misuses of data. Such measures include, but are not limited to the following industry best practices: application whitelisting, anti-malware, message and spam filtering, encryption, advanced firewalls, threat detection, and URL filtering. Despite these preventive and detective actions, GCI’s efforts may be insufficient to repel a major cyberattack or network disruption in the future and prevent the risks described above.

Some of the most significant risks to GCI’s information technology systems, networks, and infrastructure include:

●	Cyberattacks that disrupt, damage, and gain unauthorized access to GCI’s network and computer systems including data breaches caused by criminal or terrorist activities;
●	Undesired human actions including intentional or accidental errors and break-ins;
●	Malware (including viruses, worms, cryptoware, and Trojan horses), software defects, unsolicited mass advertising, denial of service, ransomware, and other malicious or abusive attacks by third parties; and
●	Unauthorized access to GCI’s information technology, billing, customer care, and provisioning systems and networks and those of its vendors and other providers.

If hackers or cyberthieves gain improper access to GCI’s technology systems, networks, or infrastructure, they may be able to access, steal, publish, delete, misappropriate, modify or otherwise disrupt access to confidential customer or employee data. Moreover, additional harm to customers or employees could be perpetrated by third parties who are given access to the confidential customer data. A network disruption (including one resulting from a cyberattack) could cause an interruption or degradation of service and diversion of management attention, as well as permit access, theft, publishing, deletion, misappropriation, or modification to or of confidential customer data. Due to the evolving techniques used in cyberattacks to disrupt or gain unauthorized access to technology networks, GCI may not be able to anticipate or prevent such disruption or unauthorized access.

The costs imposed on the Company as a result of a cyberattack or network disruption could be significant. Among others, such costs could include increased expenditures on cyber security measures, litigation, regulatory actions, fines, sanctions, lost revenue from business interruption, and damage to the public’s perception regarding the Company’s ability to provide a secure service. As a result, a cyberattack or network disruption could have a material adverse effect on the Company’s business, financial condition, and operating results. The Company also faces similar risks associated with security breaches affecting third parties with which it is affiliated or otherwise conduct business. While the Company maintains cyber liability insurance that provides both third-party liability and first-party insurance coverage, its insurance may not be sufficient to protect against all of its losses from any future disruptions or breaches of its systems or other events as described above.

Increases in data usage on GCI’s wired and wireless networks may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for GCI’s customers.

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these services continues to grow, GCI’s customers will likely use more bandwidth than in the past. Additionally, new wireless handsets and devices may place a higher demand for data on GCI’s wireless network. If this occurs, GCI could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for its customers. Alternatively, GCI could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect its ability to retain and attract customers in affected areas. While the Company believes demand for these services may drive customers to pay for faster speeds, competitive or regulatory constraints may preclude GCI from recovering the costs of the necessary network investments which could result in an adverse impact to its business, financial condition, and operating results.

Prolonged service interruptions or system failures could affect GCI’s business.

GCI relies heavily on its network equipment, communications providers, data and software to support all of its functions. GCI relies on its networks and the networks of others for substantially all of its revenue. GCI is able to deliver services and serve its customers only to the extent that it can protect its network systems against damage from power or communication failures, computer viruses, natural disasters, unauthorized access and other disruptions. While GCI endeavors to provide for failures in the network by providing back-up systems and procedures, GCI cannot guarantee that these back-up systems and procedures will operate satisfactorily in an emergency. Disruption to its billing systems due to a failure of existing hardware and backup protocols could have an adverse effect on the Company’s revenue and cash flow. Should GCI experience a prolonged failure, it could seriously jeopardize its ability to continue operations. In particular, should a significant service interruption occur, GCI’s ongoing customers may choose a different provider, and its reputation may be damaged, reducing its attractiveness to new customers.

If failures occur in GCI’s undersea fiber optic cable systems or GCI’s TERRA facilities and its extensions, GCI’s ability to immediately restore the entirety of GCI’s service may be limited and the Company could incur significant costs.

GCI’s communications facilities include undersea fiber optic cable systems that carry a large portion of its traffic to and from the contiguous lower 48 states, one of which provides an alternative geographically diverse backup communication facility to the other. GCI’s facilities also include TERRA and its extensions some of which are unringed, operating in a remote environment and are at times difficult to access for repairs. Damage to an undersea fiber optic cable system or TERRA and its extensions could result in significant unplanned expense. For example, in January 2020, a fiber break occurred in GCI’s TERRA ring in Alaska’s Cook Inlet. Although service was not materially affected and has since been fully restored, and the financial impact was not significant, full functionality was not restored until March 2020 due to the uniquely challenging environmental conditions in the location of the fiber break. If a failure of both sides of the ring of GCI’s undersea fiber optic facilities or GCI’s ringed TERRA facility and its unringed extensions occurs and GCI is not able to secure alternative facilities, some of the communications services GCI offers to its customers could be interrupted, which could have a material adverse effect on the Company’s business, financial position, results of operations or liquidity.

If a failure occurs in GCI’s satellite communications systems, GCI’s ability to immediately restore the entirety of its service may be limited.

GCI’s communications facilities include satellite transponders that GCI uses to serve many rural and remote Alaska locations. Each of GCI’s C-band and Ku-band satellite transponders are backed up using on-board transponder redundancy. In the event of a complete spacecraft failure the services are restored using capacity on other spacecraft that are held in reserve. If a failure of GCI’s satellite transponders occurs and GCI is not able to secure alternative facilities, some of the communications services GCI offers to its customers could be interrupted which could have a material adverse effect on the Company’s business, financial position, results of operations or liquidity.

GCI depends on a limited number of third-party vendors to supply communications equipment. If GCI does not obtain the necessary communications equipment, GCI will not be able to meet the needs of its customers.

GCI depends on a limited number of third-party vendors to supply wireless, Internet, video and other telephony-related equipment. If GCI’s providers of this equipment are unable to timely supply the equipment necessary to meet GCI’s needs or provide them at an acceptable cost, GCI may not be able to satisfy demand for its services and competitors may fulfill this demand. Due to the unique characteristics of the Alaska communications markets (i.e., remote locations, rural, satellite-served, low density populations, and the Company’s leading edge services and products), in many situations GCI deploys and utilizes specialized, advanced technology and equipment that may not have a large market or demand. GCI’s vendors may not succeed in developing sufficient market penetration to sustain continuing production and may fail. Vendor bankruptcy, or acquisition without continuing product support by the acquiring company, may require GCI to replace technology before its otherwise useful end of life due to lack of on-going vendor support and product development.

The suppliers and vendors on which GCI relies may also be subject to litigation with respect to technology on which GCI depends, including litigation involving claims of patent infringement. Such claims have been growing rapidly in the communications industry. The Company is unable to predict whether GCI’s business will be affected by any such litigation. The Company expects GCI’s dependence on key suppliers to continue as they develop and introduce more advanced generations of technology. The failure of GCI’s key suppliers to provide products or product support could have a material adverse effect on the Company’s business, financial position, and results of operations.

GCI does not have insurance to cover certain risks to which it is subject, which could lead to the occurrence of uninsured liabilities.

As is typical in the communications industry, GCI is self-insured for damage or loss to certain of its transmission facilities, including its buried, undersea and above-ground fiber optic cable systems. If GCI becomes subject to substantial uninsured liabilities due to damage or loss to such facilities, the Company’s financial position, results of operations or liquidity may be adversely affected.

GCI uses a third-party vendor for its customer billing systems. Any errors, cyber-attacks or other operational disruption could have adverse operational, financial and reputational effects on the Company’s business.

GCI’s third-party billing services vendor may experience errors, cyber-attacks or other operational disruptions that could negatively impact GCI and over which GCI may have limited control. Interruptions and/or failure of this billing services system could disrupt GCI’s operations and impact its ability to provide or bill for its services, retain customers, or attract new customers, and negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on the Company’s operations and financial condition, material weaknesses in its internal control over financial reporting and reputational damage.

Any significant impairment of GCI’s indefinite-lived intangible assets would lead to a reduction in its net operating performance and a decrease in its assets.

GCI had $1.3 billion of indefinite-lived intangible assets at December 31, 2020, consisting of goodwill of $739.1 million, cable certificates of $560.0 million, wireless licenses of $20.0 million and other intangibles of $1.5 million. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition.

GCI’s cable certificates represent agreements with government entities to construct and operate a video business. GCI’s wireless licenses are from the FCC and give it the right to provide wireless service within a certain geographical area.

If GCI makes changes in its business strategy or if market or other conditions adversely affect its operations, it may be forced to record an impairment charge, which would lead to a decrease in its assets and a reduction in its net operating performance. GCI’s indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the assets might be impaired. If the testing performed indicates that impairment has occurred, GCI is required to record an impairment charge for the difference between the carrying value and the fair value of the goodwill and/or the indefinite-lived intangible assets, as appropriate, in the period in which the determination is made. The testing of goodwill and indefinite-lived intangible assets for impairment requires GCI to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future operating performance, changes in competition, or changes in technologies. Any changes to key assumptions, or actual performance compared with those assumptions, about GCI’s business and its future prospects or other assumptions could affect the fair value, resulting in an impairment charge.

The Company has identified a material weakness in GCI Holdings’ internal control over financial reporting, that, if not properly remediated, could adversely affect its business and results of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in "Part II. Item 9A. Controls and Procedures,” although we have concluded that our internal control over financial reporting was effective and have excluded GCI Liberty from our assessment of the effectiveness of our disclosure controls and procedures, in each case as of December 31, 2020, management has identified a material weakness as of December 31, 2020 at our wholly-owned subsidiary, GCI Holdings. Prior to the Combination, material weaknesses were identified by GCI Liberty in GCI Holdings’ internal control over financial reporting in 2018 and 2019. While significant improvements have been made at GCI Holdings and management is continuing to make appropriate changes as deemed necessary, a material weakness continued to exist as of December 31, 2020.  The internal controls over financial reporting at GCI Holdings as of December 31, 2020 were not consistently operating effectively to ensure certain components of revenue would be recorded completely and accurately, due to:

●	Insufficient staffing and training of certain control operators;
●	Inadequate assessment of financial reporting risks, which in turn contributed to reliance on business process controls that were not designed and operating effectively to adequately mitigate existing risks;
●	Breakdowns in communication of expectations and prioritization of control execution to certain control operators; and
●	Lack of accountability for effective control operation

The control deficiencies did not result in any identified misstatements, however, a reasonable possibility exists that material misstatements in the Company’s consolidated financial statements will not be prevented or detected on a timely basis.

As further described in “Item 9A. Controls and Procedures,” the Company and GCI Holdings are taking the necessary steps to remediate the material weakness. The reliability of the internal control process requires repeatable execution and the successful remediation of this material weakness will require on-going training, monitoring and evidence of effectiveness prior to concluding that the controls are effective. Therefore, we cannot assure you the remediation efforts will be effective in the future or that additional material weaknesses will not develop or be identified.

Implementing any further changes to GCI Holdings’ internal controls may distract its officers and employees and entail material costs to implement new processes and/or modify its existing processes. Moreover, these changes do not guarantee that the Company will be effective in maintaining the adequacy of GCI Holdings’ internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business. In addition, investors’ perceptions that GCI Holdings’ internal controls are inadequate or that the Company is unable to produce accurate financial statements on a timely basis may harm the price of the Company's common stock.

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

Charter’s Internet service faces competition from the phone companies’ FTTH, FTTN, fixed wireless broadband, Internet delivered via satellite and DSL services. Various operators offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds and also continue to expand 5G mobile services. Charter’s voice and mobile services compete with wireless and wireline phone providers, as well as other forms of communication, such as text, instant messaging, social networking services, video conferencing and email. Competition from these companies, including intensive marketing efforts with aggressive pricing and exclusive programming may have an adverse impact on Charter’s ability to attract and retain customers.

Charter’s video service faces competition from a number of sources, including DBS services, and companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices, often with password sharing among multiple users and security that makes content susceptible to piracy. Newer products and services, particularly alternative methods for the distribution, sale and viewing of content will likely continue to be developed, further increasing the number of competitors that Charter faces.

The increasing number of choices available to audiences, including low-cost or free choices, could negatively impact not only consumer demand for Charter’s products and services, but also advertisers’ willingness to purchase advertising from Charter. Charter competes for the sale of advertising revenue with television networks and stations, as well as other advertising platforms, such as online media, radio and print.  Competition related to Charter’s service offerings to businesses continues to increase as well, as more companies deploy more fiber to more buildings, which may negatively impact Charter’s growth and/or put pressure on margins.

Charter’s failure to effectively anticipate or adapt to new technologies and changes in customer expectations and behavior could significantly adversely affect its competitive position with respect to the leisure time and discretionary spending of its customers and, as a result, affect its business and results of operations. Competition may also reduce its expected growth of future cash flows which may contribute to future impairments of Charter’s franchises and goodwill and Charter’s ability to meet cash flow requirements, including debt service requirements.

Programming costs per video customer are rising at a faster rate than wages or inflation, and Charter may not have the ability to reduce or moderate the growth rates of, or pass on to its customers, its increasing programming costs, which would adversely affect its cash flow and operating margins.

Video programming has been, and is expected to continue to be, Charter’s largest operating expense item. Media corporation and broadcast station group consolidation has resulted in fewer suppliers and additional selling power on the part of programming suppliers. Charter expects programming rates per video customer will continue to increase due to a variety of factors including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. The inability to fully pass programming cost increases on to its customers has had, and is expected in the future to have, an adverse impact on Charter’s cash flow and operating margins associated with the video product. Programming contracts often restrict the structure of the video packages Charter offers which impacts the affordability and competitive positioning of its video service. The contracts set to expire in any particular year vary. There can be no assurance that these agreements will be renewed on favorable or comparable terms.

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

Charter operates in a highly competitive, consumer-driven and rapidly changing environment. From time to time, Charter may pursue strategic initiatives to launch products or enhancements to its products. Charter’s success is, to a large extent, dependent on its ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers’ changing demands and distinguish its services from those of its competitors. Charter may not be able to accurately predict technological trends or the success of new products and services. If Charter chooses technologies or equipment that are less effective, cost-efficient or attractive to customers than those chosen by its competitors, if technologies or equipment on which Charter has chosen to rely cease to be available to it on reasonable terms or conditions, if Charter offers services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, or Charter is not able to fund the expenditures necessary to keep pace with technological developments, or if Charter is no longer able to make its services available to its customers on a third-party devise on which a substantial number of customers have relief to access its services, its competitive position could deteriorate, and its business and financial results could suffer.

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

Charter’s inability to maintain and expand its upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect Charter’s ability to attract and retain customers.

In addition, as Charter continues to grow its mobile services using virtual network operator rights from a third party, Charter expects continued growth-related sales and marketing and other customer acquisition costs as well as negative working capital impacts from the timing of device-related cash flows when Charter provides the devices pursuant to equipment installation plans. Charter also continues to consider and pursue opportunities in the mobile space which may include the acquisition of additional licensed spectrum and may include entering into or expanding joint ventures or partnerships with wireless or cable providers which may require significant investment.  For example, Charter now holds CBRS PALs to support existing and future mobile services.  These licenses are subject to revocation and expiration.  Although Charter expects to be able to maintain and renew these licenses, the loss of one or more licenses could significantly impair its ability to offload mobile traffic and achieve cost reductions.  If Charter is unable to continue to grow its mobile business and achieve the outcomes it expects from its investments in the mobile business, Charter’s growth, financial condition and results of operations could be adversely affected.

Charter depends on third party service providers, suppliers and licensors; thus, if it is unable to procure the necessary services, equipment, software or licenses on reasonable terms and on a timely basis, its ability to offer services could be impaired, and Charter’s growth, operations, business, financial results and financial condition could be materially adversely affected.

Charter depends on a limited number of third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of its services. Some of Charter’s hardware, software and operational support vendors, and service providers represent its sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breach or terminate or elect not to renew their agreements with Charter or otherwise fail to perform their obligations in a timely manner, demand exceeds these vendors’ capacity, tariffs are imposed that impact vendors’ ability to perform their obligations or significantly increase the amount Charter pays, they experience operating or financial difficulties, they significantly increase the amount Charter is required to pay (including demands for substantial non-monetary compensation) for necessary products or services, or they cease production of any necessary product due to lack of demand, profitability or a change in ownership or are otherwise unable to provide the equipment or services Charter needs in a timely manner, at its specifications and at reasonable prices, its ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might interrupt or delay Charter’s ability to serve its customers. In addition, the existence of only a limited number of vendors of key technologies can lead to less product innovation and higher costs. These events could materially and adversely affect Charter’s ability to retain and attract customers and its operations, business, financial results and financial condition.

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

Charter processes, stores and transmits large amounts of data, including the personal information of its customers.  Ongoing increases in the potential for mis-use of personal information, the public’s awareness of the importance of safeguarding personal information, and the volume of legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information have resulted in increases to Charter’s information-related risks. Charter could be exposed to significant costs if such risks were to materialize, and such events could damage Charter’s reputation, credibility and business and have a negative impact on its revenue. Charter could be subject to regulatory actions and claims made by consumers in private litigations involving privacy issues related to consumer data collection and use practices. Charter also could be required to expend significant capital and other resources to remedy any such security breach.

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

Charter had approximately $5.3 billion of federal tax net operating loss carryforwards resulting in a gross deferred tax asset of approximately $1.1 billion as of December 31, 2020. These losses resulted from the operations of Charter Communications Holding Company, LLC (“Charter Holdco”) and its subsidiaries, and from loss carryforwards received as a result of the merger with TWC. Federal tax net operating loss carryforwards expire in the years 2022 through 2035. In addition, Charter had state tax net operating loss carryforwards resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $223 million as of December 31, 2020. State tax net operating loss carryforwards generally expire in the years 2021 through 2040.

In the past, Charter has experienced “ownership changes” as defined in Section 382 of the Code. In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned, directly or indirectly, by “5-percent stockholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned, directly or indirectly, by such “5-percent stockholders” at any time over the preceding three years. As a result, Charter is subject to an annual limitation on the use of its loss carryforwards which existed at November 30, 2009 for the first “ownership change,” those that existed at May 1, 2013 for the second “ownership change,” and those created at May 18, 2016 for the third "ownership change." The limitation on Charter’s ability to use its loss carryforwards, in conjunction with the loss carryforward expiration provisions, could reduce its ability to use a portion of its loss carryforwards to offset future taxable income, which could result in Charter being required to make material cash tax payments. Charter’s ability to make such income tax payments, if any, will depend at such time on its liquidity or its ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries.

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

Charter has a significant amount of debt and expects to (subject to applicable restrictions in its debt instruments) incur additional debt in the future as Charter maintains its stated objective of 4.0 to 4.5 times Adjusted EBITDA leverage (net debt divided by the last twelve months Adjusted EBITDA). As of December 31, 2020, Charter’s total principal amount of debt was approximately $82.1 billion with a leverage ratio of 4.4 times Adjusted EBITDA.

Charter’s significant amount of debt could have consequences, such as:

●	impact its ability to raise additional capital at reasonable rates, or at all;
●	make it vulnerable to interest rate increases, in part because approximately 13% of its borrowings as of December 31, 2020 were, and may continue to be, subject to variable rates of interest;
●	expose it to increased interest expense to the extent it refinances existing debt with higher cost debt;

●	require it to dedicate a significant portion of its cash flow from operating activities to make payments on its debt, reducing its funds available for working capital, capital expenditures, and other general corporate expenses;
●	limit its flexibility in planning for, or reacting to, changes in its business, the cable and telecommunications industries, and the economy at large;
●	place it at a disadvantage compared to its competitors that have proportionately less debt; and
●	adversely affect its relationship with customers and suppliers.

To the extent Charter’s current debt amounts increase more than expected, Charter’s business results are lower than expected, or credit rating agencies downgrade its debt limiting its access to investment grade markets, the related risks that Charter now faces will intensify.

In addition, Charter’s variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop one week and 2 month U.S. Dollar (“USD”) LIBOR rates after 2021 with remaining USD LIBOR rates ceasing to be published on June 30, 2023 (the “FCA Announcement”).  In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could increase in the cost of Charter’s variable rate indebtedness.

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

Additionally, the Charter Communications Operating, LLC (“Charter Operating”) credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The breach of any covenants or obligations in Charter’s indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing Charter’s long-term indebtedness. In addition, the secured lenders under Charter’s notes and the Charter Operating credit facilities could foreclose on their collateral, which includes equity interests in substantially all of Charter’s subsidiaries, and exercise other rights of secured creditors.

Charter’s business is subject to extensive governmental legislation and regulation, which could adversely affect its business.

Regulation of the cable industry has increased cable operators’ operational and administrative expenses and limited their revenue. Cable operators are subject to numerous laws and regulations including those covering the following:

●	the provision of high-speed Internet service, including net neutrality and transparency rules;
●	the provision of voice communications;
●	cable franchise renewals and transfers;
●	the provisioning and marketing of cable and Internet equipment;
●	customer and employee privacy and data security;
●	copyright royalties for retransmitting broadcast signals;
●	when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;
●	limitations on Charter’s ability to enter into exclusive agreements with multiple dwelling unit complexes and control Charter’s inside wiring;
●	equal employment opportunity;
●	emergency alert systems, disability access, pole attachments, commercial leased access and technical standards;
●	marketing practices, customer service, and consumer protection; and
●	approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant's business in order to secure approval of the proposed transaction.

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

There are ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over Charter’s cable systems, which may compound the regulatory risks Charter already faces. For example, with respect to Internet services provided by Charter, Charter would be adversely impacted by the reclassification of Internet service as a telecommunications service under Title II of the Communications Act. In 2015, the FCC classified Internet service as a telecommunication service. The FCC’s implementing regulations prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users’ and edge providers’ ability to send traffic to, from, and among each other. Although a 2018 FCC order returned to a Title I classification of Internet service and eliminated many of the requirements imposed in its initial 2015 order the change in administration may result in the FCC seeking to re-impose net neutrality requirements or some variation thereof. In addition, Congress and state legislatures may undertake similar efforts. The Company cannot predict whether the FCC or Congress will re-impose the 2015 rules or some variation thereof. The increased regulatory burden if the 2015 rules are reimposed likely would increase Charter’s costs and could adversely affect the manner and price of providing service, which could have a material adverse effect on Charter.

Other potential legislative and regulatory changes could adversely impact Charter’s business by increasing its costs and competition and limiting its ability to offer services in a manner that would maximize its revenue potential.  These changes could  include, for example, the adoption of new privacy restrictions on Charter’s collection, use and disclosure of certain customer information, new data security and cybersecurity mandates that could result in additional network and information security requirements for Charter’s business, new restraints on its discretion over programming decisions, new restrictions on the rates Charter charges for video programming and the marketing and packaging of that video programming and other services to consumers, changes to the cable industry’s compulsory copyright license to carry broadcast signals, new requirements to assure the availability of navigation devices (such as digital receivers) from third party providers, new Universal Service Fund obligations on Charter’s provision of Internet service that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of Charter’s more rural facilities, changes to the FCC’s administration of spectrum and changes in the regulatory framework for VoIP phone service, including the scope of regulatory obligations associated with Charter’s VoIP service and Charter’s ability to interconnect its VoIP service with incumbent providers of traditional telecommunications service.

If any of these such laws or regulations are enacted, they could affect Charter’s operations and require significant expenditures.  Charter cannot predict future developments in these areas, and any changes to the regulatory framework for Charter’s Internet, video or VoIP services could have a negative impact on its business and results of operations.

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

Charter operates cable systems in locations throughout the United States and, as a result, is subject to the tax laws and regulations of federal, state and local governments. From time to time, legislative and administrative bodies change laws and regulations that change Charter’s effective tax rate or tax payments.  For instance, there are initiatives at the federal level to reverse the corporate tax cuts in the favorable Tax Cuts and Jobs Act of 2017. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on Charter’s services or changing the methodologies or base on which certain fees and taxes are computed. Potential changes include additional taxes or fees on Charter’s services which could impact its customers, changes to income tax sourcing rules and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase Charter’s income, franchise, sales, use and/or property tax liabilities. For example, some local franchising authorities are seeking to impose franchise fee assessments on our broadband Internet access service (in addition to Charter’s video service), and more may do so in the future. If they do so, and challenges to such assessments are unsuccessful, it could adversely impact Charter’s costs. Although the FCC issued a decision precluding the imposition of such duplicative fees, that favorable decision is currently subject to judicial review. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that Charter’s tax positions will not be challenged by relevant tax authorities or that it would be successful in any such challenge.

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

The fair value of our investment in Charter, on an as-converted basis, was approximately $39.3 billion as of December 31, 2020, which represents a meaningful portion of our total market value. As a result, our stock price will continue to be directly affected by the results of operations of Charter and the developments in its business.

Although our Series B common stock is quoted on the OTC Markets, there is no meaningful trading market for the stock.

Our Series B common stock is not widely held, with approximately 93% of the outstanding shares beneficially owned by John C. Malone, the Chairman of the board and a director of our company as of January 31, 2021. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of "bid" and "ask" quotations, and market conditions. Each share of the Series B common stock is convertible, at any time at the option of the holder, into one share of our Series A common stock, which is listed and traded on the Nasdaq Global Select Market under the symbol "LBRDA."

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

In addition, John C. Malone currently beneficially owns shares representing the power to direct approximately 46% of the aggregate voting power in our company, due to his beneficial ownership of approximately 93% of the outstanding shares of our Series B common stock as of January 31, 2021.

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

GCI Holdings

GCI Holdings’ properties do not lend themselves to description by location of principal units. The majority of GCI Holdings’ properties are located in Alaska.

GCI Holdings leases most of its executive, corporate and administrative facilities and business offices. GCI Holdings’ operating, executive, corporate and administrative properties are in good condition. GCI Holdings considers its properties suitable and adequate for its present needs and they are being fully utilized.

GCI Holdings’ properties consist primarily of undersea and terrestrial fiber optic cable networks, switching equipment, satellite transponders and earth stations, microwave radio, cable and wire facilities, cable head-end equipment, wireless towers and equipment, coaxial distribution networks, connecting lines (aerial, underground and buried cable), routers, servers, transportation equipment, computer equipment, general office equipment, land, land improvements, landing stations and other buildings. See note 3 of the consolidated financial statements found in Part II of this report for additional information on its properties. Substantial amounts of GCI Holdings’ properties are located on or in leased real property or facilities. Substantially all of GCI Holdings’ properties secure the Senior Credit Facility. See note 9 of the Company’s consolidated financial statements found in Part II of this report for additional information on the Senior Credit Facility.

Skyhook

Skyhook maintains corporate offices in two locations: Boston, Massachusetts and Wayne, Pennsylvania. Skyhook subleases an approximately 8,000 square foot facility in Boston, which expires in December 2022, and a 6,751 square foot facility in Wayne, which expires in December 2023.

Item 3.  Legal Proceedings

Litigation Relating to the Combination

Lewis Baker v. GCI Liberty, Inc., et al.

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

Hollywood Firefighters’ Pension Fund, et al. v. GCI Liberty, Inc., et al.

On October 9, 2020, a putative class action complaint was filed by two purported GCI Liberty stockholders in the Court of Chancery of the State of Delaware under the caption Hollywood Firefighters’ Pension Fund, et al. v. GCI Liberty, Inc., et al., Case No. 2020-0880. A new version of the complaint was filed on October 11, 2020. The complaint named as defendants GCI Liberty, as well as the members of the GCI Liberty board of directors. The complaint alleged, among other things, that Mr. Gregory B. Maffei, a director and the President and Chief Executive Officer of Liberty Broadband and, prior to the Combination, GCI Liberty, and Mr. John C. Malone, the Chairman of the Board of Directors of Liberty Broadband and, prior to the Combination, GCI Liberty, in their purported capacities as controlling stockholders and directors of GCI Liberty, and the other directors of GCI Liberty, breached their fiduciary duties by approving the Combination. The lawsuit further alleged that the Combination violated Section 203 of the General Corporation Law of the State of Delaware (“DGCL”) and that the Joint Proxy Statement/Prospectus that was filed in connection with the Combination misstated and omitted material information. The complaint also alleged that various prior and current relationships among members of the GCI Liberty special committee, Mr. Malone and Mr. Maffei rendered the members of the GCI Liberty special committee not independent.

The complaint sought certification of a class action, declarations that Messrs. Maffei and Malone and the other directors of GCI Liberty breached their fiduciary duties and that the Combination violates Section 203 of the DGCL, an injunction barring the stockholder vote and the Combination, and the recovery of damages and other relief. On October 15, 2020, the plaintiffs filed a motion for expedited proceedings. On October 27, 2020, after a hearing, the Court granted the motion. On November 6, 2020, the Court entered an order setting a hearing on the plaintiffs’ motion for preliminary injunction for December 7, 2020.

On November 21, 2020, the plaintiffs and defendants filed a stipulation and proposed order (the “Agreed Stipulation and Order”) describing an agreement reached among them, including plaintiffs’ agreement to dismiss their claim that the Combination violates Section 203 of the DGCL as moot and to withdraw their motion for preliminary injunction in return for certain agreements by Mr. Malone and Mr. Maffei described in our Current Report on Form 8-K filed on November 24, 2020. The Court granted the Agreed Stipulation and Order and canceled the hearing on Plaintiffs’ motion for preliminary injunction.

On December 23, 2020, the plaintiffs filed a Second Amended Complaint. The Second Amended Complaint does not include claims against GCI Liberty or Ms. Sue Ann Hamilton, a former member of the GCI Liberty special committee. The Second Amended Complaint also does not assert Plaintiffs’ prior claims regarding violations of Section 203 of the DGCL or seek an injunction barring the stockholder vote or the Combination. The Second Amended Complaint includes a new count of breach of fiduciary duty against Mr. Maffei and Mr. Gregg Engles, the other former member of the GCI Liberty special committee, for purportedly failing to inform the GCI board of former and current social and professional relationships between Mr. Maffei, Mr. Engles and Mr. Anthony Magro, an employee of Evercore, financial advisor to the GCI Liberty special committee. The Second Amended Complaint also contains new allegations that the price of GCI Liberty was depressed as a result of statements and omissions by Mr. Maffei in November of 2019.

The parties are conducting discovery. Trial in the matter is scheduled for November 2021. Liberty Broadband believes this lawsuit is without merit.

Charter and Liberty Broadband - Delaware Litigation

In August 2015, a purported stockholder of Charter filed a lawsuit in the Delaware Court of Chancery (the “Court”), on behalf of a putative class of Charter stockholders, challenging the transactions involving Charter, TWC, A/N, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit is captioned Sciabacucchi v. Liberty Broadband Corp., C.A. No. 11418-VCG, and names as defendants Liberty Broadband, Charter and the board of directors of Charter. Plaintiff alleged that the transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. The lawsuit has proceeded to the discovery phase. Charter and Liberty Broadband deny any liability, believe that they have substantial defenses, and are vigorously defending this lawsuit.  Although Charter is unable to predict the outcome of this lawsuit, it does not expect the outcome will have a material effect on its operations, financial condition or cash flows.

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

On December 19, 2011, Sprint Communications Company L.P. (“Sprint”) filed a complaint in the United States. District Court for the District of Kansas alleging that TWC infringed certain U.S. patents purportedly relating to VOIP services. At the trial, the jury returned a verdict of $140 million against TWC and further concluded that TWC had willfully infringed Sprint’s patents.  The court subsequently declined to enhance the damage award as a result of the purported willful infringement and awarded Sprint an additional $10 million, representing pre- and post-judgment interest on the damages award and an additional $1 million in costs.  In November 2019, Charter paid the verdict, interest and costs in full.  Charter continues to pursue indemnity claims from two of its vendors for a portion of the judgment.  Charter has also brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the United States District Court for the District of Delaware implicating Sprint's LTE technology and a similar suit against T-Mobile USA, Inc. in the Western District of Texas.  The ultimate outcomes of the pursuit of indemnity against Charter’s vendor and the TC Tech litigation cannot be predicted. Charter does not expect the outcome of its indemnity claims nor the outcome of the TC Tech litigation will have a material adverse effect on its operations or financial condition.

Sprint filed a second patent suit against Charter and Bright House on December 2, 2017 in the United States District Court for the District of Delaware.  This suit alleges infringement of 9 patents related to Charter's provision of VoIP services (eight of which were asserted against TWC in the matter described above).

Sprint filed a third patent suit against Charter on May 17, 2018 in the United States District Court for the Eastern District of Virginia.  This suit alleges infringement of two patents related to Charter's video on demand services.  The court transferred this case to the United States District Court for the District of Delaware on December 20, 2018 pursuant to an agreement between the parties.

On February 18, 2020, Sprint filed a lawsuit against Charter, Bright House and TWC.  Sprint alleges that Charter misappropriated trade secrets from Sprint years ago through employees hired by Bright House.  Sprint asserts that the alleged trade secrets relate to the VoIP business of Charter, TWC and Bright House. The case is now pending in the United States District Court for the District of Kansas.

While Charter is vigorously defending these suits and is unable to predict the outcome of the Sprint lawsuits, Charter does not expect that the litigation will have a material effect on its operations, financial condition, or cash flows.

In addition to the Sprint litigation described above, Charter is a defendant or co-defendant in several additional lawsuits involving alleged infringement of various intellectual property relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases or related cases. In the event that a court ultimately determines that Charter infringes on any intellectual property, Charter may be subject to substantial damages and/or an injunction that could require Charter or its vendors to modify certain products and services it offers to its subscribers, as well as negotiate royalty or license agreements with respect to the intellectual property at issue. While Charter believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to Charter’s consolidated financial condition, results of operations, or liquidity. Charter cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

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

The following table sets forth the quarterly range of high and low sales prices of our Series B common stock for the years ended December 31, 2020 and 2019. There is no established public trading market for our Series B common stock, which is quoted on the OTC Markets. Such over-the-counter market quotations reflect inter-dealer prices without dealer mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Liberty Broadband Corporation
	Series B
	(LBRDB)
	High	Low
2019
First quarter	$90.50	75.85
Second quarter	$100.85	96.95
Third quarter	$108.85	98.60
Fourth quarter	$124.20	109.75

2020
First quarter	$131.80	95.25
Second quarter	$140.00	107.75
Third quarter	$139.00	125.35
Fourth quarter	$161.05	145.47

Holders

As of January 31, 2021, there were 682, 87 and 2,235 holders of our Series A, Series B and Series C common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

In December 2016, the Board of Directors authorized the repurchase of $250 million of Liberty Broadband Series A and Series C common stock.  In August 2020, the Board of Directors increased its repurchase authorization by $1.0 billion, with an aggregate repurchase amount not to exceed $1.3 billion. On February 23, 2021, the Board of Directors authorized an additional $2.23 billion under the Company’s share repurchase program.

A summary of the repurchase activity for the three months ended December 31, 2020 is as follows:

	Series C Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
October 1 - 31, 2020	1,403,600	$144.17	1,403,600	$714	million
November 1 - 30, 2020	147,480	$138.97	147,480	$694	million
December 1 - 31, 2020	553,425	$159.20	553,425	$606	million
Total	2,104,505	$147.76	2,104,505

There were no repurchases of Liberty Broadband Series A or Series B common stock during the three months ended December 31, 2020.

During the three months ended December 31, 2020, 123 shares of Series A and 242 shares of Series C Liberty Broadband common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is comprised of two wholly owned subsidiaries, GCI Holdings, LLC (“GCI Holdings”) (as of December 18, 2020) and Skyhook Holding, Inc. (“Skyhook”), as well as an equity method investment in Charter Communications, Inc. (“Charter”).

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband, and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”).

On December 18, 2020, pursuant to the Agreement and Plan of Merger, dated as of August 6, 2020, entered into by GCI Liberty, Inc. (“GCI Liberty”), Liberty Broadband, Grizzly Merger Sub 1, LLC, a wholly owned subsidiary of Liberty Broadband (“Merger LLC”), and Grizzly Merger Sub 2, Inc., a wholly owned subsidiary of Merger LLC (“Merger Sub”), Merger Sub merged with and into GCI Liberty (the “First Merger”), with GCI Liberty surviving the First Merger as an indirect wholly owned subsidiary of Liberty Broadband (the “Surviving Corporation”), and immediately following the First Merger, GCI Liberty (as the Surviving Corporation in the First Merger) merged with and into Merger LLC (the “Upstream Merger”, and together with the First Merger, the “Combination”), with Merger LLC surviving the Upstream Merger as a wholly owned subsidiary of Liberty Broadband.

As a result of the Combination, each holder of a share of Series A common stock and Series B common stock of GCI Liberty received 0.58 of a share of Series C common stock and Series B common stock, respectively, of Liberty Broadband.  Additionally, each holder of a share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty received one share of newly issued Liberty Broadband Series A Cumulative Redeemable Preferred Stock, which has substantially identical terms to GCI Liberty’s former Series A Cumulative Redeemable Preferred Stock, including a mandatory redemption date of March 9, 2039. Cash was paid in lieu of issuing fractional shares of Liberty Broadband stock in the Combination. No shares of Liberty Broadband stock were issued with respect to (x) shares of GCI Liberty capital stock held by (i) GCI Liberty as treasury stock, (ii) any of GCI Liberty’s wholly owned subsidiaries or (iii) Liberty Broadband or its wholly owned subsidiaries or (y) shares of GCI Liberty Series B Common Stock held by any stockholders who perfected and did not waive, effectively withdraw or lost their appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware

Through a number of prior years’ transactions, including the Combination, Liberty Broadband has acquired an interest in Charter Communications, Inc. (“Charter”). Pursuant to a proxy agreement with Advance/Newhouse Partnership (“A/N”), Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

Strategies and Challenges

Executive Summary

GCI Holdings, a wholly owned subsidiary of the Company, provides a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under the GCI brand.

Skyhook, a wholly owned subsidiary of the Company, markets and sells a location determination service called the Precision Location Solution.  Skyhook also previously marketed and sold a location intelligence and data insights service called Geospatial Insights.  In November 2020, Skyhook decided to wind down the Geospatial Insights business, which did not constitute a material portion of Skyhook’s business.

Charter is a leading broadband connectivity company and cable operator serving more than 31 million customers in 41 states through its Spectrum brand.  Over an advanced high-capacity, two-way telecommunications network, Charter offers a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice.  For small and medium-sized companies, Spectrum Business delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach delivers tailored advertising and production for the modern media landscape. Charter also distributes award-winning news coverage, sports and high-quality original programming to its customers through Spectrum Networks and Spectrum Originals.  At December 31, 2020, Liberty Broadband owned approximately 59.5 million shares of Charter Class A common stock, representing an approximate 30.7% economic ownership interest in Charter’s issued and outstanding shares.

Key Drivers of Revenue

GCI Holdings earns revenue from the monthly fees customers pay for wireless, data, video, voice and managed services.  Through close coordination of its customer service and sales and marketing efforts, its customer service representatives suggest to its customers other services they can purchase or enhanced versions of services they already purchase to achieve increased revenue and penetration of its multiple service offerings.

Skyhook earns revenue from the sale and integration of its Precision Location Solution (including the licensing of software and data components that make up that solution). In addition, Skyhook earns revenue from licensing its intellectual property (including patents) to other enterprises.

Charter’s revenue is principally derived from the monthly fees customers pay for services it provides. Charter also earns revenue from one-time installation fees and advertising sales. Charter’s marketing organization creates and executes marketing programs intended to grow customer relationships, increase the number of services they sell per relationship, retain existing customers and cross-sell additional products to current customers.

Current Trends Affecting Our Business

GCI Holdings, Skyhook and Charter must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. These companies must be able to incorporate new technologies into their products and services in order to address the needs of their customers.

GCI Holdings

GCI Holdings offers wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska. In December 2019, Chinese officials reported a novel coronavirus outbreak. COVID-19 has since spread through China and internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices, which has caused a significant disruption to most sectors of the economy.

Although the COVID-19 pandemic has significantly impacted Alaska, GCI Holdings has continued to deliver services uninterrupted by the pandemic and expects to be able to continue to respond to the increase in network activity. As a major provider of Internet services in Alaska, GCI Holdings believes it plays an instrumental role in enabling social distancing through telecommuting and e-learning across the state and remains focused on its service to customers, as well as the health and safety of its employees and customers.

The majority of GCI Holdings’ workforce has transitioned to working at home full time and it expects to keep those employees working from home through the middle of 2021.

GCI Holdings cannot predict the ultimate impact of COVID-19 on its business, including the depth and duration of the economic impact to its customers’ ability to pay for products and services including the impact of extended unemployment benefits and other stimulus packages and what assistance may be provided to its customers. There is a risk that GCI Holdings’ accounts receivable and bad debt expense will increase substantially due to the economic impact of the COVID-19 pandemic. In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of suppliers and vendors to provide products and services to GCI Holdings and the risk of limitations on the deployment and maintenance of its services.

The Alaska economy is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. The price of Alaska North Slope Crude oil has decreased significantly and large tourism companies have decided not to operate during 2020 due to the COVID-19 pandemic. It is expected that the decline in oil prices will continue to put significant pressure on the Alaska state government budget. Although Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years, major structural budgetary reforms will be required in order to offset the impact of the COVID-19 pandemic and low oil prices. Although GCI Holdings cannot predict the long-term impact COVID-19 will have on these sectors of the Alaska economy, adverse circumstances in these industries may have an adverse impact on the demand for its products and services and on its results of operations and financial condition.

The Alaska economy was in a recession that started in late 2015. At the end of 2019, the Alaska economy showed signs of emerging from this recession, however, the recession has continued as a result of the COVID-19 pandemic and continued low oil prices. While it is difficult for GCI Holdings to predict the future impact of a renewed or continuing recession on its business, these conditions have had an adverse impact on its business and could continue to adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. Additionally, GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. If that were to occur, GCI Holdings could be required to increase its allowance for doubtful accounts, and the number of days outstanding for its accounts receivable could increase. If the recession continues, it could continue to negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the Federal Communications Commission ("FCC"), interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned and receivables recognized by the Company. As of December 31, 2020, the Company had net accounts receivable from the RHC Program in the amount $237 million, which is included within Trade and other receivables in the consolidated balance sheets.

FCC Rate Reduction.  In November 2017, the Universal Service Administrative Company ("USAC") requested further information in support of the rural rates charged to a number of GCI Holdings' RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI Holdings received a letter from the FCC's Wireline Competition Bureau (“Bureau”) notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million. The FCC also informed GCI Holdings that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the Bureau’s letter, GCI Holdings filed an Application for Review with the FCC.

On October 20, 2020, the Wireline Competition Bureau of the FCC issued two separate letters approving the cost-based rural rates GCI Holdings historically applied when recognizing revenue for services provided to its RHC customers for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected $174 million in accounts receivable relating to these two funding years subsequent to December 31, 2020.

On June 25, 2020, GCI Holdings submitted cost studies with respect to a number of its rates for services provided to its RHC customers for the funding year ending June 30, 2021, which require approval by the Bureau.  GCI Holdings further updated those studies on November 12, 2020, to reflect the completion of the bidding season for that funding year.  Those studies remain pending before the Bureau, and we cannot predict when the Bureau will act upon them.

RHC Program Funding Cap. The RHC program has a funding cap for each individual funding year that is annually adjusted for inflation, and which the FCC can increase by carrying forward unused funds from prior funding years.  In recent years, including the current year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.

Enforcement Bureau and Related Inquiries.  On March 23, 2018, GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC relating to the period beginning January 1, 2015 and including all future periods, to which it is in the process of responding. This includes inquiry into the rates charged by GCI Holdings, and presently it is unable to assess the ultimate outcome of this rate inquiry. Other aspects related to the Enforcement Bureau’s review of GCI Holdings’ compliance with program rules are discussed separately below. The ongoing uncertainty in program funding, as well as the uncertainty associated with the rate review, could have an adverse effect on its business, financial position, results of operations or liquidity.

In the fourth quarter of 2019, GCI Holdings became aware of potential RHC Program compliance issues related to certain of GCI Holdings’ currently active and expired contracts with certain of its RHC customers. The Company and its external experts performed significant and extensive procedures to determine whether GCI Holdings’ currently active and expired contracts with its RHC customers would be deemed to be in compliance with the RHC Program rules.   GCI Holdings notified the FCC of our potential compliance issues in the fourth quarter of 2019.

On May 28, 2020, GCI Holdings received a second letter of inquiry from the Enforcement Bureau in the same matter noted above. This second letter, which was in response to a voluntary disclosure made by GCI Holdings to the FCC, extended the scope of the original inquiry to also include various questions regarding compliance with the records retention requirements related to the (i) original inquiry and (ii) RHC Program.

On December 17, 2020, GCI Holdings received a Subpoena Duces Tecum from the FCC’s Office of the Inspector General requiring production of documents from January 1, 2009 to the present related to a single RHC customer and related contracts, information regarding GCI Holdings’ determination of rural rates for a single customer, and to provide information regarding persons with knowledge of pricing practices generally.

GCI Holdings continues to work with the FCC to resolve all enforcement inquiries discussed above.  With respect to the ongoing inquiries from the FCC’s Enforcement Bureau and the FCC’s Office of the Inspector General, GCI Holdings recognized a liability of approximately $12.0 million for contracts that were deemed probable of not complying with the RHC Program rules. The Company also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $44.0 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties but such amounts could not be reasonably estimated.

Revision of Support Calculations.  On August 20, 2019, the FCC released an order changing the manner in which support issued under the RHC Program will be calculated and approved. Some of these changes will become effective beginning with the funding year ending June 30, 2021, while others will apply beginning with the funding year ending June 30, 2022. On October 21, 2019, GCI Holdings appealed the order to the United States Court of Appeals for the District of Columbia Circuit. On December 6, 2019, that appeal was held in abeyance for nine months due to pending Petitions for Reconsideration filed by other parties at the FCC and on September 25, 2020, the period of abeyance was extended through March 8, 2021. At the direction of the FCC, USAC has released a database that purports to determine a median rate which will cap the amount of support available for each service sold under the program, starting in the funding year ending June 30, 2022.  GCI Holdings has sought FCC review of various aspects of the database implementation.  On September 30, 2020, USAC released a refreshed version of the database incorporating limited changes submitted by interested parties. On January 19, 2021, the Wireline Competition Bureau of the FCC issued an Order that waives the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Order requires GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ending on June 30, 2021.

Skyhook

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

Skyhook’s business results for the year ended December 31, 2020 were largely unaffected by the pandemic; however, Skyhook cannot predict the ultimate impact of COVID-19 on its business, including its customer renewals, ability to generate new business and its ability to collect on payments from customers.  Since the pandemic began, Skyhook has maintained function of all departments and service has been uninterrupted.

Charter

Charter faces intense competition for residential customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants. With respect to its residential business, Charter competes with other providers of video, high-speed Internet access, telephone and mobile services, and other sources of home entertainment. Specifically, newer categories of competitors include virtual multichannel video programming distributors such as Hulu Live, YouTube TV, Sling TV, Philo and AT&T TV. In the broadband communications industry, Charter’s principal competitors for video services are DBS service providers and telephone companies that offer video services. Charter’s principal competitors for high-speed Internet services are the broadband services provided by telephone companies, including fiber-to-the-home, fiber-to-the-node, fixed wireless broadband, Internet delivered via satellite and DSL services.  A growing number of commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service.  Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. These options offer alternatives to cable-

based Internet access. Charter’s principal competitors for voice and mobile services are other mobile and wireline phone providers, as well as other forms of communication, such as text messaging over cellular phones, instant messaging, social networking services, video conferencing and email. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which Charter operates its residential voice service.

The COVID-19 pandemic and measures taken to prevent its spread impacted Charter’s business and presented significant challenges throughout 2020.  To reduce the transmission of COVID-19, federal, state and local governments implemented a wide range of restrictions on business and individual activities, including closures or limitations on the operations of businesses along with restrictions on large gatherings, travel and other actions to promote or enforce physical distancing.  Despite these restrictions, Charter has continued to deliver its services uninterrupted across its footprint.  The pandemic has significantly impacted how its customers use its products and services, how they interact with Charter, and how its employees work and provide services to customers. The impacts of COVID-19 have significantly impacted Charter’s results of operations during the year ended December 31, 2020 and it expects that there will continue to be impacts through 2021.

●	Beginning in March 2020, Charter offered its customers a set of programs, including its Remote Education Offer pursuant to which new customers with students or educators in the household were eligible to receive its Internet service for free for 60 days; and the Keep Americans Connected (“KAC”) pledge which paused collection efforts and related disconnects for residential and small and medium business (“SMB”) customers with COVID-19 related payment challenges through June 30, 2020. These programs resulted in higher customer net additions in 2020 than prior year with retention rates for these customers similar to Charter’s average customer base. In an effort to assist COVID-19 impacted customers with overdue balances at the end of the KAC and certain state-mandated programs, Charter waived approximately $102 million of receivables which was recorded as a reduction of revenue.
●	The interruption of professional sports seasons resulted in $163 million lower programming expenses as a result of estimated sports rebates from sports programming networks as a result of canceled sporting events and a $217 million reduction in regulatory, connectivity and produced content costs as a result of a shortened 2020 baseball season and a delay to the start of the 2020-2021 basketball season which will push some expense that otherwise would have been recognized in 2020 to 2021 and beyond. In the third quarter of 2020, Charter recognized $218 million of estimated credits that it intends to provide on its customers' invoices related to the rebates to be received from sports programming networks. The difference between the estimated credits and the estimated rebates is due to an expected reduction in sports rights content costs which is being amortized over the life of the contract.
●	Economic conditions and temporary closures or reductions in operations of businesses resulted in reduced advertising spend and lower revenue from seasonal plans offered to SMB and Enterprise hospitality customers that have requested a reduced level of service due to temporary business closure or because these customers have reduced their service offering to their own customers. Despite the economic conditions, Charter saw improved collections of residential customer receivables which it believes were enhanced by government stimulus benefits. Charter expects bad debt expense and churn in 2021 to return to pre-pandemic levels.
●	Charter increased wages for all hourly field operations and customer service call center employees and gave its employees additional paid sick time for COVID-19-related illnesses and a flex time program to address other COVID-19 issues. Charter also committed to raise its minimum starting wage for hourly employees to $20 an hour over the next 2 years.
●	Through accelerated network capacity increases Charter has been able to respond to the significant increase in data demands on its network to enable social distancing through telecommuting and e-learning with usage by its Internet-only customers averaging over 600 gigabytes per month, up nearly 20% from the end of 2019.
●	WiFi access points were opened across Charter’s footprint for public use.
●	Requests from government, healthcare and educational institutions for new fiber connections, bandwidth upgrades and new services were prioritized.

●	Charter has invested significantly in its self-service infrastructure, and customers have accelerated the adoption of its digital self-service capabilities and self-installation program with nearly 80% of installations using the program.
●	A significant portion of Charter’s workforce was temporarily moved to remote work arrangements.
●	Charter enhanced safety protocols for field and other employees working outside their home.
●	Charter offered public access to its Spectrum News websites to ensure people have access to high-quality local news and information and donated significant airtime to run public service announcements to its entire footprint.

Charter’s ability to successfully operate its business and deliver services during the COVID-19 pandemic is a result of investments made in its network, its employees and its systems.  Charter’s operating and investment strategy has allowed it to sustain and accelerate its customer and financial growth during the pandemic.

Charter cannot predict the ultimate impact of COVID-19 on its business, including the depth and duration of the economic impact to household formation and growth, its residential and business customers’ ability to pay for its products and services including the impact of extended unemployment benefits and other stimulus packages and the long-term impact on its business, including from consumer behavior, after the pandemic is over. Some of the COVID-19 programs discussed above may result in incremental churn and bad debt in 2021 and may have accelerated demand into 2020. In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of suppliers and vendors to provide products and services to Charter, the pace of new housing construction, changes in business spend in Charter’s local and national ad sales business, the effects to its employees’ health and safety and resulting reorientation of work activities, and the risk of limitations on the deployment and maintenance of services (including by limiting customer support and on-site service repairs and installations).

Although the ultimate impact of the COVID-19 pandemic cannot be predicted, Charter remains focused on driving customer relationship growth by deploying superior products and services packaged with attractive pricing.  Further, Charter expects to continue to drive customer relationship growth through sales of bundled services and improving customer retention despite the expectation for continued losses of video and wireline voice customers.

Results of Operations—Consolidated

General.     We provide information regarding our consolidated operating results and other income and expenses, as well as information regarding the contribution to those items from our reportable segments in the tables below. The "Corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. See note 16 to the accompanying consolidated financial statements for more discussion regarding our reportable segments. GCI Holdings’ results are only included in the Company’s consolidated results beginning on December 18, 2020.  For a more detailed discussion and analysis of GCI Holding’s results, see "Results of Operations-GCI Holdings" below.

Operating Results

	Years ended December 31,
	2020	2019	2018

	amounts in thousands
Revenue
GCI Holdings	$33,670	—	—
Skyhook	17,036	14,859	22,256
Corporate and other	—	—	—
Consolidated	$50,706	14,859	22,256

Operating Income (Loss)
GCI Holdings	$(4,934)	—	—
Skyhook	(4,549)	(6,875)	77
Corporate and other	(50,172)	(22,402)	(12,091)
Consolidated	$(59,655)	(29,277)	(12,014)

Adjusted OIBDA
GCI Holdings	$9,509	—	—
Skyhook	(3,689)	(4,704)	3,161
Corporate and other	(19,965)	(12,187)	(6,689)
Consolidated	$(14,145)	(16,891)	(3,528)

Revenue

Revenue increased $35.8 million and decreased $7.4 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The increase in revenue in 2020 was primarily due to revenue from GCI Holdings from the date of the Combination on December 18, 2020 through December 31, 2020. Additionally, Skyhook had increased revenue from existing customers. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings. The decrease in revenue in 2019 was primarily due to a license agreement in the prior year, partially offset by increased net revenue from existing customers, coupled with new customer growth.

Operating Income (Loss)

Consolidated operating loss increased $30.4 million and $17.3 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods.  The increase in operating loss in 2020 is primarily driven by an increase in professional service fees mostly related to the Combination and to a lesser extent corporate compensation expense.  The increase in operating loss in 2019 is also due to increased professional service fees at the corporate level of $4.6 million and the decrease to Skyhook’s revenue, as discussed above.

Operating income (loss) was also impacted by GCI Holdings from the date of the Combination.  See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Stock-based compensation

Stock-based compensation expense decreased $1.4 million and increased $4.8 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The decrease in stock-based compensation expense during 2020 was primarily due to a decrease in the value of restricted stock units of Liberty Broadband Series C common stock granted during the first half of 2020. The increase in stock-based compensation during 2019 was primarily due to an increase in the number of restricted stock units of Liberty Broadband Series C common stock granted during the first quarter of 2019.

Adjusted OIBDA

To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure.  We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, transaction costs, separately reported litigation settlements, restructuring, and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.  The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA.

	Years ended December 31,
	2020	2019	2018

	amounts in thousands
Operating income (loss)	$(59,655)	(29,277)	(12,014)
Depreciation and amortization	15,227	1,875	2,779
Stock-based compensation	9,134	10,511	5,707
Transaction costs	21,149	—	—
Adjusted OIBDA	$(14,145)	(16,891)	(3,528)

Adjusted OIBDA improved $2.7 million and declined $13.4 million in the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The increase in Adjusted OIBDA for the year ended December 31, 2020 was due to the results of operations of GCI Holdings from the date of the Combination through December 31, 2020, as discussed above, partially offset by increases in corporate compensation expense and professional service fees unrelated to the Combination.  The decrease in Adjusted OIBDA for the year ended December 31, 2019 was due to decreased revenue of $35.8 million, discussed above, coupled with increased professional service fees at the corporate level, discussed above.

Other Income and Expense:

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2020	2019	2018

	amounts in thousands
Other income (expense):
Interest expense	$(28,158)	(25,166)	(23,302)
Share of earnings (losses) of affiliate	713,329	286,401	166,146
Gain (loss) on dilution of investment in affiliate	(183,575)	(79,329)	(43,575)
Realized and unrealized gains (losses) on financial instruments, net	(83,070)	1,170	3,659
Other, net	2,294	1,359	963
	$420,820	184,435	103,891

Interest expense

Interest expense increased $3.0 million and $1.9 million during the years ended December 31, 2020 and 2019, respectively. The increase in 2020 was driven by additional amounts outstanding on the Margin Loan Facility (as defined in note 9 to the accompanying consolidated financial statements), the 2.75% Exchangeable Senior Debentures due 2050 that were issued in August 2020 and the 1.25% Exchangeable Senior Debentures due 2050 that were issued in November 2020, partially offset by a decrease in our weighted average interest rate during 2020 compared to the prior year.  The increase in 2019 was driven by additional amounts outstanding on the Margin Loan Facility during 2019, as well as an increase in the weighted average interest rate during 2019 compared to the prior year.

Share of earnings (losses) of affiliates

Share of earnings from affiliates increased $426.9 million and $120.3 million during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. Share of earnings (losses) from affiliates is attributable to the Company’s ownership interest in Charter. Upon the Company’s initial investment in Charter, the Company allocated the excess basis, between the book basis of Charter and fair value of the shares acquired, and ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. Outstanding debt is amortized over the contractual period using the straight-line method. Amortization related to debt and intangible assets with identifiable useful lives is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying consolidated statements of operations and aggregated $144 million, $124 million, and $119 million, net of related taxes, for the years ended December 31, 2020, 2019 and 2018, respectively.

The following is a discussion of Charter’s stand alone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations. Charter is a separate publicly traded company and additional information about Charter can be obtained through its website and public filings, which are not incorporated by reference. The amounts included in the table below, derived from Charter’s public filings, represent Charter’s results for each of the years ended December 31, 2020, 2019 and 2018.

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Revenue	$48,097	45,764	43,634
Operating expenses, excluding stock-based compensation	(29,637)	(29,012)	(27,810)
Adjusted OIBDA	18,460	16,752	15,824
Depreciation and amortization	(9,704)	(9,926)	(10,318)
Stock-based compensation	(351)	(315)	(285)
Operating income	8,405	6,511	5,221
Other expenses, net	(4,103)	(4,080)	(3,535)
Net income (loss) before income taxes	4,302	2,431	1,686
Income tax benefit (expense)	(626)	(439)	(180)
Net income (loss)	$3,676	1,992	1,506

Charter’s revenue increased $2.3 billion and $2.1 billion during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior years. Revenue growth during 2020 was primarily due to increases in the number of residential Internet and mobile customers, price adjustments and higher political advertising sales offset by lower local advertising revenue as a result of COVID-19, $218 million of estimated customer credits to be issued to video customers due to canceled sporting events and $102 million of waived receivables related to the KAC and certain state-mandated programs. Revenue growth during 2019 primarily reflected increases in the number of residential Internet and commercial business customers, price adjustments as well as the launch of Charter’s mobile service in the second half of 2018 offset by a decrease in video customers.

The increases in revenue during 2020 and 2019 were partially offset by the net impact of increased operating expenses, excluding stock-based compensation, of $0.6 billion and $1.2 billion, respectively. Operating costs increased during the year ended December 31, 2020, as compared to the corresponding prior year, primarily due to increased mobile device costs and mobile service and operating costs, increases in costs to service customers and increases in programming costs, offset by lower regulatory, connectivity and produced content costs. Operating costs increased during the year ended December 31, 2019, as compared to the corresponding prior year, primarily due to increased programming costs and incremental mobile costs which were comprised of mobile device costs, and mobile services and operating costs.

Programming costs increased during both years as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent, as well as an increase in video customers in 2020.  The increase in 2020 was offset by $163 million of estimated rebates from sports programming networks as a result of canceled sporting events due to COVID-19 and further benefited from a higher mix of lower cost video packages within its video customer base during the year ended December 31, 2020. The increase in 2019 was partly offset by lower video customers and pay-per-view during the year ended December 31, 2019. Charter expects programming rates per customer will continue to increase in future periods due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming, particularly new services. Charter has been unable to fully pass these increases on to its customers and do not expect to be able to do so in the future without a potential loss of customers.

Costs to service customers increased during 2020 primarily due to higher labor costs resulting from COVID-19 related wage increases and flex time benefits along with 6.5% customer growth offset by a decrease in bad debt expense given the revenue write-off associated with the KAC program and better collections enhanced by government stimulus benefits.

Regulatory, connectivity and produced content cost decreased during 2020 due to deferred sports rights costs associated with the shortened baseball season and delayed start to the 2020-2021 basketball season as a result of COVID-19.

Charter’s Adjusted OIBDA in 2020 and 2019 increased for the reasons described above.

Depreciation and amortization expense decreased $222 million and $392 million during the years ended December 31, 2020 and 2019, respectively. The decreases in both years were primarily due to a decrease in depreciation and amortization as certain assets become fully depreciated, offset by an increase in depreciation as a result of more recent capital expenditures.

Other expenses increased $23 million and $545 million in the years ended December 31, 2020 and 2019, respectively, compared to the corresponding prior year periods.  The increase in other expenses, net for the year ended December 31, 2020, as compared to the corresponding period year, was primarily due to increased losses on the extinguishment of debt and increased net interest expense, partially offset by a decrease to other expense.  The increase in other expenses, net for the year ended December 31, 2019, as compared to the corresponding prior year, was primarily due to increased net interest expense and increased other pension costs primarily as a result of a remeasurement loss recorded in 2019 versus a remeasurement gain in 2018.

Income tax expense increased $187 million and $259 million during the years ended December 31, 2020 and 2019, respectively, compared to the corresponding prior year periods.  Income tax expense increased during the year ended December 31, 2020, compared to the corresponding prior year, as a result of higher pretax income offset by increased recognition of excess tax benefits resulting from share-based compensation during 2020.  The income tax expense in 2019 was primarily the result of higher pretax income and lower benefit from state tax rate changes.

Gain (loss) on dilution of investment in equity affiliate

The loss on dilution of investment in affiliate during 2020 and 2019 is primarily due to the issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter warrants and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net decreased $84.2 million and $2.5 million for each of the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The realized and unrealized gains (losses) on financial instruments, net during the year ended December 31, 2020 were primarily related to changes in fair value of the 1.25% Exchangeable Senior Debentures due 2050 and the 2.75% Exchangeable Senior Debentures due 2050 related to changes in market price of underlying Charter stock (see note 9 in the accompanying consolidated financial statements for additional discussion).  The realized and unrealized gains (losses) on financial instruments, net during the years ended December 31, 2019 and 2018 were related to zero-strike call options (see note 6 in the accompanying consolidated financial statements for additional discussion).

Other, net

Other, net increased $935 thousand and increased $396 thousand for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The increase in 2020 was primarily due to a tax sharing receivable with Qurate Retail that resulted in gains of $1,953 thousand for the period from December 18, 2020 to December 31, 2020, partially offset by decreases in dividend and interest income as a result of lower interest rates and lower cash balances during the current year. The Company’s cash balance increased during the fourth quarter of 2020, but not until the Combination on December 18, 2020.  See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying consolidated financial statements. The increase in 2019 was primarily due to increases in dividend and interest income as a result of higher interest rates in the current year.

Income taxes

The Company had an income tax benefit of $36.4 million for the year ended December 31, 2020.  The current year tax benefit was primarily due to a change in the effective state tax rate used to measure deferred taxes due to the Combination.

Our effective tax rate for both of the years ended December 31, 2019 and 2018 was 24%.  Our effective tax rate was higher than the federal tax rate of 21% for these periods primarily due to state income taxes.  See note 11 to the accompanying consolidated financial statements for more information.

Net earnings (losses)

We had net earnings of $397.6 million, $117.2 million and $70.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The change in net earnings (losses) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2020, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), monetization of investments, outstanding or anticipated debt facilities including $300 million available to be drawn under the Margin Loan Facility until August 12, 2021, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2020, Liberty Broadband had a cash balance of $1,418 million.

	Years ended December 31,
	2020	2019	2018

	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$(95,742)	(37,563)	(26,260)
Net cash provided (used) by investing activities	$575,512	(500)	(41)
Net cash provided (used) by financing activities	$903,798	4,684	28,147

The increase in cash used by operating activities in 2020 and 2019, as compared to the corresponding prior year periods was primarily driven by the decrease in operating income, as well as by timing differences in working capital accounts.

During the year ended December 31, 2020, net cash flows provided by investing activities were primarily due to the $592.2 million in cash acquired as a result of the Combination, as well as the exercise of preemptive rights to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $14.9 million.

During the year ended December 31, 2020, net cash flows provided by financing activities were primarily borrowings of $2.8 billion under the Company’s margin loan and issuances of multiple senior exchangeable debentures (see note 9 to the accompanying financial statements for more information), partially offset by repayments of debt of $1.3 billion and repurchases of Series C Liberty Broadband common stock of $0.6 billion.

During the year ended December 31, 2019, net cash flows provided by financing activities were primarily from additional borrowings under the Company’s Margin Loan Facility and the settlement of zero-strike call options, partially offset by the purchase of zero-strike call options and payment of withholding taxes on net settlements of stock-based compensation.

During the year ended December 31, 2018, net cash flows from financing activities were primarily related to the settlement of zero-strike call options, as well as the modification to the Company’s Margin Loan Facility and a drawdown of $25 million on the Company’s Margin Loan Facility.

The projected uses of our cash are capital expenditures of approximately $130 million, approximately $120 million for interest payments on outstanding debt, approximately $15 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to reimburse Liberty for amounts due under various agreements, to fund potential investment opportunities, the potential buyback of common stock under the approved share buyback program and to refinance Liberty Broadband’s margin loan, under its Margin Loan Facility, maturing in 2022. In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 7 to the accompanying consolidated financial statements). The Company expects the Charter Repurchase to be a significant source of liquidity in future periods. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations is summarized below.

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years

	amounts in thousands
Consolidated contractual obligations
Debt (1)	$4,724,978	4,676	2,009,402	693,472	2,017,428
Preferred stock liquidation value	178,397	—	—	—	178,397
Interest expense and preferred stock dividends (2)	1,403,010	133,148	204,441	167,784	897,637
Finance lease obligations, including interest	8,010	3,625	2,651	1,385	349
Tower obligations, including interest	155,578	7,402	15,249	15,865	117,062
Operating lease commitments	108,501	34,710	44,286	12,095	17,410
Purchase obligations	65,739	65,739	—	—	—
Total contractual obligations	$6,644,213	249,300	2,276,029	890,601	3,228,283
(1)	Amounts are reflected in the table at the outstanding principal amount at December 31, 2020, assuming the debt instrument will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2020, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2020 rates and (iii) assume that our existing debt is repaid at maturity.

Critical Accounting Estimates and Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates and accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.

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

Fair Value of Non-Financial Instruments. The Company’s non-financial instrument valuations are primarily comprised of its determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, the Company’s annual assessment of the recoverability of its goodwill and other nonamortizable intangibles, and the Company’s evaluation of the recoverability of its other long-lived assets upon certain triggering events.

The Company periodically reviews the carrying value of its intangible assets with definite lives and other long-lived assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets or asset groups might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset group, or a significant decline in the observable market value of an asset group, among others. If such facts indicate a potential impairment, the recoverability of the asset group is assessed by determining whether the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group over the remaining economic life of the asset group. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is recognized.

If the carrying value of the Company’s amortizing intangible or long-lived assets exceeds their estimated fair value, the Company is required to write the carrying value down to fair value. Any such write down is included in impairment expense in the Company’s consolidated statements of operations. A high degree of judgment is required to estimate the fair value of the Company’s amortizing intangible and long-lived assets. The Company may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. The Company may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from the Company’s amortizing intangible or long-lived assets may differ from its estimate of fair value.

The Company utilizes the cost approach as the primary method used to establish fair value for its property and equipment in connection with business combinations. The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of physical depreciation and functional and technological obsolescence as of the appraisal date. The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of the Company’s property and equipment along with assumptions regarding the age and estimated useful lives of its property and equipment.

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

The Company utilizes an income approach as the primary method used to establish fair value for its customer relationships and cable certificates in connection with business combinations and annual impairment testing when deemed necessary. The income approach quantifies the expected earnings of the Company’s customer relationships and cable certificates, by isolating the after tax cash flows attributable to the respective asset and then discounting the cash flows to their present value. The income approach relies on management’s assumptions such as projected revenue, market penetration, expenses, capital expenditures, customer trends, and a discount rate applied to the estimated after tax cash flows.

The Company performs an annual assessment of the recoverability of its goodwill during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. The Company utilizes a qualitative assessment for determining whether the quantitative goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of its reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes.

The fair value of goodwill is determined using an income approach, when deemed necessary. The Company’s income approach model used for its goodwill valuation is consistent with that used for the cable certificates except that cash flows from the entire business enterprise are used for the goodwill valuation.

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

Results of Operations—GCI Holdings, LLC

As described in notes 1 and 5 to the accompanying consolidated financial statements, Liberty Broadband acquired GCI Holdings in the Combination on December 18, 2020.  As GCI Holdings’ results are only included in the Company’s results for 13 days following the Combination, we believe a discussion of GCI Holdings’ results for a comparative two year period promotes a better understanding of GCI Holdings’ operations.  For comparison and discussion purposes the Company is presenting actual historical results of GCI Holdings for the years ended December 31, 2020 and 2019, exclusive of the effects of acquisition accounting. In future periods the most significant effect of acquisition accounting is an expected increase to depreciation and amortization of approximately ten to fifteen percent as compared to prior years as a result of an increase in fair values of depreciable or amortizable assets.  This historical financial information of GCI Holdings can be found in historical filings of GCI

Liberty, Inc. with the exception of the fourth quarter of 2020. The financial information below is presented voluntarily and does not purport to represent what the results of operations of GCI Holdings would have been if it were a wholly owned subsidiary of Liberty Broadband for the periods presented or to project the results of operations of GCI Holdings for any future periods.

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	December 31,
	2020	2019
Consumer
Wireless:
Revenue generating wireless lines in service[1]	176,900	176,200
Non-revenue generating wireless lines in service[2]	2,200	6,100
Wireless lines in service	179,100	182,300
Data:
Cable modem subscribers[3]	140,600	127,000
Video:
Basic subscribers[4]	74,300	81,200
Homes passed[5]	253,400	253,400
Voice:
Total local access lines in service[6]	36,600	39,900
Business
Wireless:
Revenue generating wireless lines in service[1]	25,200	20,500
Data:
Cable modem subscribers[3]	13,800	8,800
Voice:
Total local access lines in service[6]	33,100	34,500

1 A revenue generating wireless line in service is defined as a wireless device with a monthly fee for services.

2 A non-revenue generating wireless line in service is defined as a data-only line with no monthly fee for services.

3  A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

4 A basic subscriber is defined by the purchase of basic video service.

5 A home passed is defined as a dwelling unit that can be connected to GCI Holdings’ network without the need of otherwise extending its network.

6 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

GCI Holdings’ operating results for the years ended December 31, 2020 and 2019 are as follows:

	Years ended December 31,
	2020	2019

	amounts in thousands
Revenue	$949,114	869,662
Operating expenses (excluding stock-based compensation included below):
Operating expense	(271,044)	(266,565)
Selling, general and administrative expenses	(332,706)	(346,219)
Adjusted OIBDA	345,364	256,878
Stock-based compensation	(9,586)	(14,907)
Impairment of intangibles and long-lived assets	—	(167,062)
Insurance proceeds and restructuring, net	—	5,758
Depreciation and amortization	(249,170)	(263,508)
Operating income (loss)	$86,608	(182,841)

Revenue

The components of revenue are as follows:

	Years ended December 31,
	2020	2019

	amounts in thousands
Consumer
Wireless	$171,090	168,086
Data	188,151	169,332
Video	91,336	83,946
Voice	15,128	17,111
Business
Wireless	88,461	92,603
Data	339,290	277,519
Video	11,675	16,170
Voice	43,983	44,895
Total revenue	$949,114	869,662

Consumer wireless revenue increased $3.0 million for the year ended December 31, 2020, as compared to the corresponding prior year period. The increase in revenue in 2020 was primarily due to increased plan service fee revenue of $5.3 million, driven by subscribers’ selection of plans with higher recurring monthly charges that offer higher usage limits.  The increase was partially offset by a $1.8 million decrease in equipment sales revenue due to a decrease in the number of handsets sold in 2020.

Consumer data revenue increased $18.8 million for the year ended December 31, 2020, as compared to the corresponding prior year period.  The increase in 2020 was driven by an increase in the number of subscribers and the subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer video revenue increased $7.4 million for the year ended December 31, 2020, as compared to the corresponding prior year period. The increase in 2020 was due to a $10.9 million increase in advertising revenue driven by a reorganization effective August 1, 2020. The Company transitioned its advertising sales to Consumer video following the sale of the Company’s broadcast television station.  The increase was partially offset by a decrease in plan fee revenue driven by a decrease in the number of subscribers.

Consumer voice revenue decreased $2.0 million for the year ended December 31, 2020, as compared to the corresponding prior year periods. The decrease in 2020 was primarily due to a reduction in the number of customers.

Business wireless revenue decreased $4.1 million for the year ended December 31, 2020, as compared to the corresponding prior year period. The decrease in 2020 was primarily due to wholesale customers removing backhaul circuits from our network and a decrease in grant revenue partially offset by increases in roaming revenue driven by the renegotiation of a roaming contract.

Business data revenue increased $61.8 million for the year ended December 31, 2020, as compared to the corresponding prior year period.  The increase in 2020 was due to a $73.4 million increase in data and transport revenue driven by increased sales to school and medical customers for service upgrades. The increase also included $9 million associated with prior periods for an RHC customer whose funding was initially denied but subsequently approved in the first quarter of 2020. The increases were partially offset by a $11.7 million decrease in professional services revenue driven by a reduction in time and materials project work.

Business video revenue decreased $4.5 million for the year ended December 31, 2020, as compared to the corresponding prior year period. The decrease in 2020 was primarily due to the sale of the Company’s broadcast television station.

Business voice revenue decreased $0.9 million for the year ended December 31, 2020, as compared to the corresponding prior year period. The decrease in 2020 was driven by a decrease in local service lines partially offset by an increase in long distance and conferencing services.

Operating expenses increased $4.5 million for the year ended December 31, 2020, as compared to the corresponding prior year period. The increase in 2020 was primarily due to a $18.1 million increase in costs to operate our network driven by the increase in demand from school and medical customers. The increase is partially offset by decreases of $7.5 million in professional services costs driven by a reduction in time and materials project work and $4.2 million in video costs paid to content producers driven by a decrease in video subscribers.

Selling, general and administrative expenses decreased $13.5 million for the year ended December 31, 2020, as compared to the corresponding prior year period. The decrease in 2020 was primarily due to the absence of a $17.0 million reserve recorded in the fourth quarter of 2019 for contracts that were deemed probable of not complying with RHC Program rules, and the Company’s cost cutting efforts. The decrease was partially offset by a $4.9 million increase in legal and compliance costs.

Stock based compensation decreased $5.3 million for the year ended December 31, 2020, as compared to the corresponding prior year period.  The decrease in 2020 was primarily due to the reversal of expense for performance-based awards that did not vest due to a shortfall in certain financial metrics and qualitative criteria; employees who left the company prior to the vesting of their awards; and a decrease in the number of awards granted.

Depreciation and amortization decreased $14.3 million for the year ended December 31, 2020, as compared to the corresponding prior year period. The decrease in 2020 was primarily due to assets which became fully depreciated prior to 2020, a decrease in assets placed in service since January 1, 2019, and lower amortization expense because of an accelerated recognition pattern for amortizing intangibles.

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

Liberty Broadband’s borrowings under the Margin Loan Agreement (as defined in note 9 of the accompanying consolidated financial statements) and the Senior Credit Facility (as defined in note 9 of the accompanying consolidated financial statements) carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, Liberty Broadband has incorporated alternative reference rates when amending these facilities.

As of December 31, 2020, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$710,442	2.8%	$600,000	4.8%
Corporate and other	$2,000,000	2.1%	$1,414,536	1.9%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is subject to market risk that is not directly reflected in our financial statements.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Broadband Corporation are filed under this Item, beginning on Page II-29.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. On December 18, 2020, the Company acquired GCI Liberty, Inc. in a business combination. Management has excluded the acquired business from its assessment of the effectiveness of the disclosure controls and procedures as of December 31, 2020.  Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

See page II-24 for Management's Report on Internal Control Over Financial Reporting.

See page II-25 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

On December 18, 2020, the Company acquired GCI Liberty, Inc. As a result of the acquisition, the Company is reviewing the internal controls of GCI Liberty, Inc. and is making appropriate changes as deemed necessary. Except for the changes in internal controls related to GCI Liberty, Inc., there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Material Weakness in the Acquired Business’s Internal Control Over Financial Reporting

As discussed above, on December 18, 2020, the Company acquired GCI Liberty, Inc in a purchase business combination and has excluded the acquired entity from the December 31, 2020 evaluation of the effectiveness of internal control over financial reporting and disclosure controls and procedures.  However, management has identified a material weakness in internal control over financial reporting related to revenue at GCI Holdings, a wholly-owned subsidiary, as of December 31, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The internal controls over financial reporting at GCI Holdings were not consistently operating effectively to ensure certain components of revenue would be recorded completely and accurately, due to:

●	Insufficient staffing and training of certain control operators;
●	Inadequate assessment of financial reporting risks, which in turn contributed to reliance on business process controls that were not designed and operating effectively to adequately mitigate existing risks;
●	Breakdowns in communication of expectations and prioritization of control execution to certain control operators; and
●	Lack of accountability for effective control operation.

The control deficiencies did not result in any identified misstatements.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified above, the Company developed a plan to remediate the material weakness at GCI Holdings. Remediation activities include:

•	Continue to hire, train and retain individuals with appropriate skills and experience related to designing, operating and documenting internal control over financial reporting.
•	Enhance the comprehensive and continuous risk assessment process to identify and assess financial statement risks and ensure that the financial reporting process and related internal controls are in place to respond to those risks.
•	Enhance the design of and implement additional process-level control activities and ensure they are properly evidenced and operating effectively.
•	Communicate expectations, monitor for compliance with expectations, and hold individuals accountable for their roles related to internal control over financial reporting.

The Company believes the foregoing efforts will effectively remediate the material weakness described above. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. The Company's remediation efforts are underway; however, there is no assurance that the remediation efforts will be effective in the future or that additional material weaknesses will not develop or be identified.

Item 9B.  Other Information.

None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2020, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2020, the Company's internal control over financial reporting is effective. The Company’s assessment of internal control over financial reporting did not include the internal controls of GCI Liberty, Inc., which the Company acquired in the 4th quarter of 2020, as discussed in Item 9A. Controls and Procedures, above. The amount of total assets and revenue of GCI Liberty, Inc. included in our consolidated financial statements as of and for the year ended December 31, 2020 was $7,736.7 million and $33.7 million, respectively.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page II-25 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty Broadband Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Broadband Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired GCI Liberty, Inc. during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, GCI Liberty, Inc.’s internal control over financial reporting associated with total assets of $7,736.7 million and total revenue of $33.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of GCI Liberty, Inc.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Broadband Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Broadband Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in note 7 to the consolidated financial statements, the Company’s equity method investee, Charter Communications, Inc. (Charter) changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Equity method accounting for the Company’s investment in Charter

As discussed in notes 3 and 7 to the consolidated financial statements, the Company has recorded an investment in Charter of $16,178.9 million as of December 31, 2020, accounted for using the equity method. The investment represents approximately 75.7% of the total assets of the Company as of December 31, 2020. The investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses as they occur. The Company’s investment in Charter differs from the underlying equity of Charter which results in excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s investee within memo accounts used for equity method accounting.

We identified the evaluation of the equity method of accounting for the Company’s investment in Charter as a critical audit matter. Evaluating the Company’s application of the equity method of accounting for the Company’s investment in Charter required a higher degree of auditor judgment to determine the nature and extent of audit effort required to address the matter, including the involvement of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s application of its equity method accounting, including the related share of earnings calculation, allocation of excess basis to the memo accounts, and the associated amortization. We performed risk assessment procedures, including sensitivity analyses, and applied auditor judgment to determine the nature and extent of procedures to be performed over the investment. We recalculated (1) the Company’s share of earnings of Charter, (2) the allocation of excess basis to the memo accounts, and (3) the related excess basis amortization. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the allocation of the excess basis, including (1) assessing the valuation methodology used by the Company to estimate the fair value of Charter’s assets and liabilities by comparison to generally accepted valuation methodologies, (2) assessing the identification of marketplace transactions used in the model by considering the comparability to Charter, and (3) assessing the allocation of excess basis to the underlying assets and liabilities of Charter by considering comparability to other marketplace transactions.

Preliminary fair value measurement of certain intangible assets acquired and contingent liabilities assumed in the GCI Liberty acquisition

As discussed in note 5 to the consolidated financial statements, the Company acquired GCI Liberty, Inc. (GCI Liberty) in December 2020 for total consideration of $3,264.2 million, which resulted in the allocation of such consideration to the assets acquired and liabilities assumed. The Company recognized $673.9 million of intangible assets subject to amortization which included certain customer relationships, $581.5 million of intangible assets not subject to amortization which included cable certificates, and $12.0 million of contingent liabilities. The determination of the initial acquisition date fair value of certain intangible assets required the Company to develop assumptions regarding projected revenue growth rates, EBITDA margins, and the discount rates (the key assumptions). Additionally, the Company assessed the probability that a contingent liability exists and the amount of that liability as it relates to GCI Liberty’s potential compliance issues with the Rural Health Care (RHC) Program. The purchase price allocated to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based on preliminary information, which is subject to change as additional information is obtained by the Company. The information that was available to allocate consideration to the assets acquired and liabilities assumed was affected by the proximity of the acquisition date to the Company’s fiscal year-end date of December 31, 2020. During the measurement period, the Company may adjust the preliminary estimated values allocated to the assets acquired and liabilities assumed if additional information is obtained about the facts and circumstances that existed as of the acquisition date.

We identified the assessment of the preliminary measurement of certain intangible assets acquired and contingent liabilities assumed in the GCI Liberty acquisition as a critical audit matter. There was a high degree of subjective auditor judgment in applying and evaluating the results of our audit procedures over the discounted cash flow model used to calculate the fair value of certain customer relationships and cable certificates. Specifically, the key assumptions which were used by the Company to estimate the fair value of these intangible assets involved a higher degree of subjectivity due to the sensitivity of the fair value to changes in these assumptions and the proximity of the acquisition to the end of the year. Additionally, there was especially subjective auditor judgment involved in assessing the probability that a contingent liability exists at the acquisition date associated with GCI Liberty’s compliance with the RHC Program, and the amount of that liability. Specifically, the consideration of whether events and circumstances in the current year would impact the assessment of the probability of loss and the amount of such loss made by GCI Liberty management in prior reporting periods involved a higher degree of subjectivity.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s preliminary fair value measurement process, including controls related to the development of the key assumptions, and an internal control related to accurately identifying, evaluating, and recording the contingent liability related to the RHC Program. We performed sensitivity analyses to assess the impact of possible changes to the key assumptions on the preliminary fair value measurements of these intangible assets. We compared GCI Liberty’s forecasted revenue growth rate and EBITDA margin assumptions to the historical revenue growth rates and EBITDA margins, to projected revenue growth rates and EBITDA margins for comparable companies, and to other publicly available data, including third party market studies. Due to the proximity of the acquisition to the end of the year, we evaluated the relevance and reliability of the internal and external data used to develop those assumptions. We involved valuation professionals with specialized skills and knowledge who assisted in:

—evaluating the Company’s discount rates for certain customer relationships and cable certificates by comparing them to publicly available market data for comparable entities considering the discount rate for the overall business;
—assessing the estimates of the fair values of certain customer relationships and cable certificates using the Company’s cash flow projections and discount rates.

We inquired of and inspected minutes of meetings involving senior management and those charged with governance of GCI Liberty. We inspected correspondence between GCI Liberty and the Federal Communications Commission (FCC) regarding developments in FCC regulatory compliance matters. We inquired of GCI Liberty’s internal legal and external legal counsel and we read letters received directly from GCI Liberty’s external legal counsel. Based on these procedures, we assessed whether the Company properly considered events and circumstances in the current year when evaluating the probability of loss made in determining whether a liability exists at acquisition, and the amount of that liability.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado

February 26, 2021

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$1,417,802	49,724
Trade and other receivables, net of allowance for doubtful accounts of $10 and $20, respectively (note 3)	349,256	1,216
Other current assets	79,453	1,193
Total current assets	1,846,511	52,133
Investment in Charter, accounted for using the equity method (note 7)	16,178,939	12,194,674
Property and equipment, net (note 3)	1,098,512	532
Intangible assets not subject to amortization (note 8)
Goodwill	745,577	6,497
Cable certificates	560,000	—
Other	21,500	—
Intangible assets subject to amortization, net (note 8)	674,049	888
Tax sharing receivable	94,549	—
Other assets, net	151,487	1,618
Total assets	$21,371,124	12,256,342

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets (Continued)

December 31, 2020 and 2019

	2020	2019

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$97,933	6,107
Deferred revenue	24,926	4,840
Current portion of debt, including $26,350 and $0 measured at fair value, respectively (note 9)	31,026	—
Indemnification obligation (note 6)	344,643	—
Other current liabilities	113,234	1,192
Total current liabilities	611,762	12,139
Long-term debt, net, including $1,445,775 and $0 measured at fair value, respectively (note 9)	4,785,207	572,944
Obligations under finance leases and tower obligations, excluding current portion (note 10)	92,840	—
Long-term deferred revenue	39,649	1,807
Deferred income tax liabilities (note 11)	1,977,643	999,757
Preferred stock (note 12)	202,917	—
Other liabilities	146,687	1,749
Total liabilities	7,856,705	1,588,396
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,495,249 and 26,493,197 at December 31, 2020 and 2019 respectively	265	265
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,549,470 and 2,451,920 at December 31, 2020 and 2019, respectively	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 167,480,926 and 152,956,316 at December 31, 2020 and 2019, respectively	1,675	1,529
Additional paid-in capital	10,319,754	7,890,084
Accumulated other comprehensive earnings, net of taxes	15,436	8,158
Retained earnings	3,165,504	2,767,885
Total stockholders' equity	13,502,659	10,667,946
Non-controlling interests	11,760	—
Total equity	13,514,419	10,667,946
Commitments and contingencies (note 15)
Total liabilities and equity	$21,371,124	12,256,342

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	amounts in thousands,
	except per share amounts
Revenue:
Skyhook revenue	$17,036	14,859	22,256
GCI Holdings revenue	33,670	—	—
Total revenue	50,706	14,859	22,256
Operating costs and expenses
Operating, including stock-based compensation (note 13)	20,443	9,450	7,994
Selling, general and administrative, including stock-based compensation and transaction costs	74,691	32,811	23,497
Depreciation and amortization	15,227	1,875	2,779
	110,361	44,136	34,270
Operating income (loss)	(59,655)	(29,277)	(12,014)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(28,158)	(25,166)	(23,302)
Share of earnings (losses) of affiliate (note 7)	713,329	286,401	166,146
Gain (loss) on dilution of investment in affiliate (note 7)	(183,575)	(79,329)	(43,575)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(83,070)	1,170	3,659
Other, net	2,294	1,359	963
Earnings (loss) before income taxes	361,165	155,158	91,877
Income tax benefit (expense)	36,443	(37,942)	(21,924)
Net earnings (loss)	397,608	117,216	69,953
Less net earnings (loss) attributable to the non-controlling interests	(11)	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$397,619	117,216	69,953
Basic earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$2.18	0.65	0.39
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$2.17	0.64	0.38

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	amounts in thousands
Net earnings (loss)	$397,608	117,216	69,953
Other comprehensive earnings (loss), net of taxes:
Comprehensive earnings (loss) attributable to debt credit risk adjustments	7,278	—	—
Other	—	380	(646)
Other comprehensive earnings (loss), net of taxes	7,278	380	(646)
Comprehensive earnings (loss)	404,886	117,596	69,307
Less comprehensive earnings (loss) attributable to the non-controlling interests	(11)	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$404,897	117,596	69,307

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$397,608	117,216	69,953
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	15,227	1,875	2,779
Stock-based compensation	9,134	10,511	5,707
Share of (earnings) losses of affiliate, net	(713,329)	(286,401)	(166,146)
(Gain) loss on dilution of investment in affiliate	183,575	79,329	43,575
Realized and unrealized (gains) losses on financial instruments, net	83,070	(1,170)	(3,659)
Deferred income tax expense (benefit)	(36,456)	37,940	21,569
Other, net	903	1,471	1,496
Changes in operating assets and liabilities:
Current and other assets	(13,926)	(820)	1,476
Payables and other liabilities	(21,548)	2,486	(3,010)
Net cash provided by (used in) operating activities	(95,742)	(37,563)	(26,260)
Cash flows from investing activities:
GCI Liberty, Inc. cash acquired in merger	592,240	—	—
Capital expended for property and equipment	(1,818)	(500)	(41)
Exercise of preemptive right to purchase Charter shares	(14,910)	—	—
Net cash provided by (used in) investing activities	575,512	(500)	(41)
Cash flows from financing activities:
Borrowings of debt	2,825,000	50,000	158,000
Repayments of debt, finance leases and tower obligations	(1,301,419)	—	(133,000)
Repurchases of Liberty Broadband common stock	(596,679)	—	—
Proceeds (payments) from issuances of financial instruments	—	(46,330)	(142,824)
Proceeds (payments) from settlements of financial instruments	—	47,500	146,483
Payment to former parent under tax sharing agreement related to net settlement of Awards	—	(49,718)	—
Other financing activities, net	(23,104)	3,232	(512)
Net cash provided by (used in) financing activities	903,798	4,684	28,147
Net increase (decrease) in cash, cash equivalents and restricted cash	1,383,568	(33,379)	1,846
Cash, cash equivalents and restricted cash, beginning of period	49,724	83,103	81,257
Cash, cash equivalents and restricted cash, end of period	$1,433,292	49,724	83,103

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Equity

Years ended December 31, 2020, 2019 and 2018

					Accumulated	Retained	Noncontrolling
				Additional	other	earnings	interest in
	Common stock			paid-in	comprehensive	(accumulated	equity of	Total
	Series A	Series B	Series C	capital	earnings	deficit)	subsidiaries	equity

	amounts in thousands
Balance at December 31, 2017	$262	25	1,526	7,907,900	8,424	2,568,764	—	10,486,901
Net earnings (loss)	—	—	—	—	—	69,953	—	69,953
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(646)	—	—	(646)
Stock-based compensation	—	—	—	5,402	—	—	—	5,402
Issuance of common stock upon exercise of stock options	1	—	—	737	—	—	—	738
Cumulative effect of accounting change (note 3)	—	—	—	—	—	1,223	—	1,223
Cumulative effect of accounting change at Charter	—	—	—	—	—	10,729	—	10,729
Noncontrolling interest activity at Charter	—	—	—	24,318	—	—	—	24,318
Balance at December 31, 2018	$263	25	1,526	7,938,357	7,778	2,650,669	—	10,598,618
Net earnings (loss)	—	—	—	—	—	117,216	—	117,216
Other comprehensive earnings (loss), net of taxes	—	—	—	—	380	—	—	380
Stock-based compensation	—	—	—	10,216	—	—	—	10,216
Issuance of common stock upon exercise of stock options	2	—	3	4,481	—	—	—	4,486
Payment to former parent under tax sharing agreement related to net settlement of Awards	—	—	—	(49,921)	—	—	—	(49,921)
Noncontrolling interest activity at Charter and other	—	—	—	(13,049)	—	—	—	(13,049)
Balance at December 31, 2019	$265	25	1,529	7,890,084	8,158	2,767,885	—	10,667,946
Net earnings (loss)	—	—	—	—	—	397,619	(11)	397,608
Other comprehensive earnings (loss), net of taxes	—	—	—	—	7,278	—	—	7,278
Stock-based compensation	—	—	—	9,354	—	—	—	9,354
Issuance of common stock upon exercise of stock options	—	—	—	105	—	—	—	105
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2,121)	—	—	—	(2,121)
Series C Liberty Broadband stock repurchase	—	—	(41)	(596,638)	—	—	—	(596,679)
Net impact of GCI Liberty, Inc. Acquisition	—	—	187	3,059,762	—	—	11,771	3,071,720
Noncontrolling interest activity at Charter and other	—	—	—	(40,792)	—	—	—	(40,792)
Balance at December 31, 2020	$265	25	1,675	10,319,754	15,436	3,165,504	11,760	13,514,419

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(1) Basis of Presentation

During May 2014, the board of directors of Liberty Media Corporation (for accounting purposes a related party of the Company) and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly-owned subsidiary, Liberty Broadband Corporation, and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). These financial statements refer to Liberty Broadband Corporation as “Liberty Broadband,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements.

On December 18, 2020, pursuant to the Agreement and Plan of Merger, dated as of August 6, 2020, entered into by GCI Liberty, Inc. (“GCI Liberty”), Liberty Broadband, Grizzly Merger Sub 1, LLC, a wholly owned subsidiary of Liberty Broadband (“Merger LLC”), and Grizzly Merger Sub 2, Inc., a wholly owned subsidiary of Merger LLC (“Merger Sub”), Merger Sub merged with and into GCI Liberty (the “First Merger”), with GCI Liberty surviving the First Merger as an indirect wholly owned subsidiary of Liberty Broadband (the “Surviving Corporation”), and immediately following the First Merger, GCI Liberty (as the Surviving Corporation in the First Merger) merged with and into Merger LLC (the “Upstream Merger”, and together with the First Merger, the “Combination”), with Merger LLC surviving the Upstream Merger as a wholly owned subsidiary of Liberty Broadband.

As a result of the Combination, each holder of a share of Series A common stock and Series B common stock of GCI Liberty received 0.58 of a share of Series C common stock and Series B common stock, respectively, of Liberty Broadband.  Additionally, each holder of a share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty (“GCI Liberty Preferred Stock”) received one share of newly issued Liberty Broadband Series A Cumulative Redeemable Preferred Stock (“Liberty Broadband Preferred Stock”), which has substantially identical terms to GCI Liberty’s former Series A Cumulative Redeemable Preferred Stock, including a mandatory redemption date of March 9, 2039. Cash was paid in lieu of issuing fractional shares of Liberty Broadband stock in the Combination. No shares of Liberty Broadband stock were issued with respect to shares of GCI Liberty capital stock held by (i) GCI Liberty as treasury stock, (ii) any of GCI Liberty’s wholly owned subsidiaries or (iii) Liberty Broadband or its wholly owned subsidiaries.

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread through China and internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices, which has caused a significant disruption to most sectors of the economy.

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

In connection with the Broadband Spin-Off, Liberty (for accounting purposes a related party of the Company) and Liberty Broadband entered into certain agreements in order to govern certain of the ongoing relationships between the two companies and to provide for an orderly transition, including a services agreement and a facilities sharing agreement. Additionally, in connection with a prior transaction, GCI Liberty and Qurate Retail, Inc. (“Qurate Retail”) (for accounting purposes a related party of the Company) entered into a tax sharing agreement, which was assumed by Liberty Broadband as a result of the Combination.  The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and Liberty Broadband and other agreements related to tax matters.  Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which will be negotiated semi-annually.

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. In December 2019, the Company entered into an

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

amendment to the services agreement with Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., GCI Liberty, and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement, currently set at 18% for the Company but subject to adjustment on an annual basis upon the occurrence of certain events. Following the Combination, GCI Liberty no longer participates in the services agreement arrangement. The amended services agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”). A portion of the grants made to our CEO in the year ended December 31, 2020 related to our company’s allocable portion of these upfront awards.

Under these various agreements, amounts reimbursable to Liberty were approximately $4.9 million and $54.2 million for the years ended December 31, 2020 and 2019, respectively.  Liberty Broadband had a tax sharing receivable with Qurate Retail of $119 million as of December 31, 2020, of which $24 million was in other current assets as of December 31, 2020.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent the historical consolidated financial information of Skyhook Holdings, Inc. (“Skyhook”), the Company’s interest in Charter and, as of December 18, 2020, GCI Holdings, LLC (“GCI Holdings”), as well as certain other assets and liabilities. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

(2) Description of Business

GCI Holdings, a wholly owned subsidiary of the Company, provides a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under the GCI brand.

Skyhook, a wholly owned subsidiary of the Company, markets and sells a location determination service called the Precision Location Solution.  Skyhook also previously marketed and sold a location intelligence and data insights service called Geospatial Insights.  In November 2020, Skyhook decided to wind down the Geospatial Insights business, which did not constitute a material portion of Skyhook’s business. Skyhook’s Precision Location Solution works by collecting nearby radio signals (such as information from WiFi access points, cell towers, IP addresses and other radio beacons) that are observed by a mobile device.

Charter, an equity method investment of the Company, is a leading broadband connectivity company and cable operator.  Over an advanced high-capacity, two-way telecommunications network, Charter offers a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice.  For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. Charter also distributes award-winning news coverage, sports and high-quality original programming to its customers through Spectrum Networks and Spectrum Originals.

(3) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash consists of cash deposits held in global financial institutions. Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash that has restrictions upon its usage has been

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

excluded from cash and cash equivalents. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and corporate debt securities. The Company maintains some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits.

Accounts Receivable and Allowance for Doubtful Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful receivables is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company bases its estimates on the aging of its accounts receivable balances, financial health of specific customers, regional economic data, changes in its collections process, regulatory requirements and its customers’ compliance with Universal Service Administrative Company rules. The Company reviews its allowance for doubtful receivables methodology at least annually.

Depending upon the type of account receivable the Company’s allowance is calculated using a pooled basis with an allowance for all accounts greater than 120 days past due, a pooled basis using a percentage of related accounts, or a specific identification method. When a specific identification method is used, potentially uncollectible accounts due to bankruptcy or other issues are reviewed individually for collectability. Account balances are charged off against the allowance when it determines that it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Allowance for doubtful receivables as of December 31, 2020, 2019 and 2018 was not material.

Derivative Instruments and Hedging Activities

All of the Company’s derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. None of the Company’s derivatives are currently designated as hedges, as a result, changes in the fair value of the derivative are recognized in earnings.

The fair value of certain of the Company’s derivative instruments are estimated using the Black Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtained volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate was obtained at the inception of the derivative instrument and updated each reporting period, based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Management judgment was required in estimating the Black-Scholes variables. The Company had no outstanding derivative instruments at December 31, 2020.

Investments in Equity Method Affiliates

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

As Liberty Broadband does not control the decision making process or business management practices of our affiliates accounted for using the equity method, Liberty Broadband relies on management of its affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on the audit reports that are provided by the affiliates’ independent auditors on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty Broadband’s consolidated financial statements.  See note 7 for additional discussion regarding our investment in Charter.

Other Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values.

The Company performs a qualitative assessment each reporting period for its equity securities without readily determinable fair values to identify whether an equity security could be impaired. When the Company’s qualitative assessment indicates that an impairment could exist, it estimates the fair value of the investment and to the extent the fair value is less than the carrying value, it records the difference as an impairment in the consolidated statements of operations.

Property and Equipment

Property and equipment is stated at depreciated cost less impairments, if any. Construction costs of facilities are capitalized. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2020, that management intends to place in service when the assets are ready for their intended use. Depreciation is computed using the straight-line method based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Net property and equipment consists of the following:

	December 31,
	2020	2019

	amounts in thousands
Land	$16,369	—
Buildings (25 years)	93,947	—
Telephony transmission equipment and distribution facilities (5-20 years)	666,412	—
Cable transmission equipment and distribution facilities (5-30 years)	83,978	—
Support equipment and systems (3-20 years)	85,458	1,341
Fiber optic cable systems (15-25 years)	68,307	—
Other (2-20 years)	33,444	168
Construction in progress	60,703	—
	1,108,618	1,509
Less accumulated depreciation	(10,106)	(977)
Property and equipment, net	$1,098,512	532

Depreciation of property and equipment under finance leases is included in depreciation and amortization expense in the consolidated statements of operations. Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $9,300 thousand, $92 thousand and $200 thousand, respectively.

Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of sales or other dispositions of property and equipment.

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. Capitalized interest costs were $145 thousand and zero for the years ended December 31, 2020 and 2019, respectively.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company generally measures fair value by considering sale prices for similar asset groups or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred in Other liabilities in the consolidated balance sheet. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. In periods subsequent to initial measurement, changes in the liability for an asset retirement obligation resulting from revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The majority of the Company’s asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property. The asset retirement obligation is in Other liabilities in the consolidated balance sheets. Following is a reconciliation of the beginning and ending aggregate carrying amounts of the liability for asset retirement obligations (amounts in thousands):

Balance at December 31, 2019	$—
Liability acquired	76,133
Accretion expense	97
Liability settled	(2)
Balance at December 31, 2020	$76,228

Certain of the Company’s network facilities are on property that requires it to have a permit and the permit contains provisions requiring the Company to remove its network facilities in the event the permit is not renewed. The Company expects to continually renew its permits and therefore cannot estimate any liabilities associated with such agreements. A remote possibility exists that the Company would not be able to successfully renew a permit, which could result in it incurring significant expense in complying with restoration or removal provisions.

Intangible Assets

Internally used software, whether developed or purchased and installed as is, is capitalized and amortized using the straight-line method over an estimated useful life of three to five years. The Company capitalizes certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects, external direct costs for materials and services, and interest costs incurred. Costs associated with internally developed software to be used internally are expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage.

The Company has Software as a Service ("SaaS") arrangements which are accounted for as service agreements, and are not capitalized. Internal and other third party costs for SaaS arrangements are expensed as incurred. Data migration costs for such arrangements are expensed consistent with the same type of costs for internally developed and modified software. Additionally, configuration costs paid to the vendor are recorded as a prepaid expense and expensed over the term of the SaaS arrangement.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Intangible assets with estimable useful lives are being amortized over 1 to 16 year periods with a weighted-average life of 13 years.

Goodwill, cable certificates (certificates of convenience and public necessity) and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Cable certificates represent certain perpetual operating rights to provide cable services. Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. The Company’s annual impairment assessment of its indefinite-lived intangible assets is performed during the fourth quarter of each year.

The accounting guidance allows entities the option to perform a qualitative impairment test for goodwill. The entity may resume performing the quantitative assessment in any subsequent period. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of its reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value and to the extent the carrying value is greater than the fair value, the difference is recorded as an impairment in the consolidated statements of operations. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company’s valuation analyses are based on management’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The accounting guidance also allows entities the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

Revenue Recognition

GCI Holdings

Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. GCI Holdings recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer. Substantially all of GCI Holding’s revenue is earned from services transferred over time. If at contract inception, GCI Holdings determines the time period between when it transfers a promised good or service to a customer and when the customer pays for that good or service is one year or less, it does not adjust the promised amount of consideration for the effects of a significant financing component.

Certain of GCI Holding’s customers have guaranteed levels of service. If an interruption in service occurs, GCI Holdings does not recognize revenue for any portion of the monthly service fee that will be refunded to the customer or not billed to the customer due to these service level agreements.

Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue-producing transaction that are collected by GCI Holdings from a customer, are excluded from revenue from contracts with customers.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Nature of Services and Products

Wireless

Wireless revenue is generated by providing access to, and usage of GCI Holding’s network by consumer, business, and wholesale carrier customers. Additionally, GCI Holdings generates revenue by selling wireless equipment such as handsets and tablets. In general, access revenue is billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer. Equipment sales revenue associated with the sale of wireless devices and accessories is generally recognized when the products are delivered to and control transfers to the customer. Consideration received from the customer is allocated to the service and products based on stand-alone selling prices when purchased together.

New and existing wireless customers have the option to participate in Upgrade Now, a program that provides eligible customers with the ability to purchase certain wireless devices in installments over a period of up to 24 months. Participating customers have the right to trade-in the original equipment for a new device after making the equivalent of 12 monthly installment payments, provided their handset is in good working condition. Upon upgrade, the outstanding balance of the wireless equipment installment plan is exchanged for the used handset. GCI Holdings accounts for this upgrade option as a right of return with a reduction of Revenue and Operating expense for handsets expected to be upgraded based on historical data.

Data

Data revenue is generated by providing data network access, high-speed internet services, and product sales. Monthly service revenue for data network access and high-speed internet services is billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer. Internet service excess usage revenue is recognized when the services are provided. GCI Holdings recognizes revenue for product sales when a customer takes possession of the equipment. GCI Holdings provides telecommunications engineering services on a time and materials basis. Revenue is recognized for these services as-invoiced.

Video

Video revenue is generated primarily from residential and business customers that subscribe to GCI Holding’s cable video plans. Video revenue is billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer.

Voice

Voice revenue is for fixed monthly fees for voice plans as well as usage based fees for long-distance service usage. Voice plan fees are billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer. Usage based fees are recognized as services are provided.

Arrangements with Multiple Performance Obligations

Contracts with customers may include multiple performance obligations as customers purchase multiple services and products within those contracts. For such arrangements, revenue is allocated to each performance obligation based on the relative standalone selling price for each service or product within the contract. Standalone selling prices are generally determined based on the prices charged to customers.

Significant Judgments

Some contracts with customers include variable consideration, and may require significant judgment to determine the total transaction price, which impacts the amount and timing of revenue recognized. GCI Holdings uses historical customer data to estimate the amount of variable consideration included in the total transaction price and reassess its estimate at each reporting

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

period. Any change in the total transaction price due to a change in the estimated variable consideration is allocated to the performance obligations on the same basis as at contract inception. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation is recognized as revenue (or a reduction in revenue) in the period of the transaction price change. Variable consideration has been constrained to reduce the likelihood of a significant revenue reversal.

Often contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the standalone selling price for each distinct performance obligation. Services and products are generally sold separately, and help establish standalone selling price for services and products GCI Holdings provides.

Skyhook

Skyhook earns revenue from the sale and integration of its Precision Location Solution (including the licensing of software and data components that make up that solution). In addition, Skyhook earns revenue through entering into licensing agreements with companies to utilize its underlying intellectual property.

Revenue is recognized upon transfer of control of promised products or services to its customers in an amount that reflects the consideration expected to be received in exchange for those products and services.

Skyhook sells its Precision Location Solution via fixed fee, usage basis or revenue share licensing arrangements. Revenue for fixed fee arrangements is recognized on a straight-line basis over the performance period. Revenue for usage based contracts or revenue share arrangements is recognized upon transfer of the service to its customers. Contracts with customers often include multiple products and services, which in general are not distinct within the context of the contract. Transaction prices of individual products and services are not allocated to specific performance obligations and are recognized ratably.

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

Skyhook excludes all taxes assessed by a governmental authority from the measurement of the transaction price.

Skyhook estimates variable consideration at the most likely amount to which it expects to be entitled. The estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all historical, current and forecast information that is reasonably available to it.

Remaining Performance Obligations

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020 of $256.4 million in 2021, $156.3 million in 2022, $62.5 million in 2023, $23.9 million in 2024 and $51.3 million in 2025 and thereafter.

The Company applies certain practical expedients as permitted and does not disclose information about remaining performance obligations that have original expected durations of one year or less, information about revenue remaining from usage based performance obligations that are recognized over time as-invoiced, or variable consideration allocated to wholly unsatisfied performance obligations.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Contract Balances

The Company had receivables of $350.7 million at December 31, 2020, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $34.4 million at December 31, 2020, the long-term portion of which are included in Other liabilities. The receivables and deferred revenue are only from contracts with customers. GCI Holding’s customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during 2020 was not materially impacted by other factors.

Assets Recognized from the Costs to Obtain a Contract with a Customer

Management expects that incremental commission fees paid to intermediaries as a result of obtaining customer contracts are recoverable and therefore the Company capitalizes them as contract costs.

Capitalized commission fees are amortized based on the transfer of goods or services to which the assets relate which typically range from two to five years, and are included in Selling, general, and administrative expenses.

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have recognized is one year or less. These costs are included in Selling, general, and administrative expenses.

Revenue from contracts with customers, classified by customer type and significant service offerings follows:

	Years ended December 31,
	2020	2019

	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$4,724	—
Data	7,222	—
Video	2,689	—
Voice	461	—
Business Revenue
Wireless	2,653	—
Data	11,976	—
Video	380	—
Voice	847	—
Lease, grant, and revenue from subsidies	2,718	—
Total GCI Holdings	33,670	—
Skyhook	17,036	14,859
Corporate and other	—	—
Total	$50,706	14,859

Stock-Based Compensation

As more fully described in note 13, Liberty Broadband has granted to its directors, employees and employees of certain of its subsidiaries, restricted stock and stock options to purchase shares of Liberty Broadband common stock (collectively, “Awards”). Liberty Broadband measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

during which the employee is required to provide service (usually the vesting period of the Award). Liberty Broadband measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not that such net deferred tax assets will not be realized. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

Certain Risks and Concentrations

GCI Holdings offers wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska.

GCI Holdings receives support from each of the various Universal Service Fund ("USF") programs: rural health care, schools and libraries, high-cost, and lifeline. The programs are subject to change by regulatory actions taken by the Federal Communications Commission ("FCC") or legislative actions, therefore, changes to the programs could result in a material decrease in revenue that the Company has recorded. Historical revenue recognized from the programs was 29% and 24% of GCI Holdings’ revenue for the year ended December 31, 2020 and 2019, respectively. The Company had USF net receivables of $280.5 million at December 31, 2020. See note 15 for more information regarding the rural health care receivables.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The Skyhook business is subject to certain risks and concentrations including dependence on relationships with its customers. Skyhook’s largest customers, that accounted for greater than 10% of revenue, aggregated 58% of total revenue for both the years ended December 31, 2020 and 2019 and 66% for the year ended December 31, 2018.

Contingent Liabilities

Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of net earnings (loss), cumulative foreign currency translation adjustments, comprehensive earnings (loss) attributable to debt credit risk adjustments and the Company’s share of the comprehensive earnings (loss) of our equity method affiliate.

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

	Years ended December 31,
	2020	2019	2018

	number of shares in thousands
Basic WASO	182,036	181,531	181,325
Potentially dilutive shares	1,210	1,253	1,264
Diluted WASO	183,246	182,784	182,589

Potential common shares excluded from diluted EPS because their inclusion would be antidilutive for the years ended December 31, 2020, 2019 and 2018 are approximately 694 thousand, 309 thousand and 10 thousand, respectively.

Reclassifications

Reclassifications have been made to the prior years’ consolidated financial statements to conform to the classifications used in the current year.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

considers (i) the application of the equity method of accounting for its affiliates, (ii) non-recurring fair value measurements of non-financial instruments and (iii) accounting for income taxes to be its most significant estimates.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(4) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2020	2019	2018

	amounts in thousands
Cash paid for acquisitions:
Property and equipment	$1,105,128	—	—
Investment in Charter	3,493,677
Intangible assets not subject to amortization	1,320,580	—	—
Intangible assets subject to amortization	673,855	—	—
Receivables and other assets	641,631
Net liabilities assumed	(3,728,967)	—	—
Deferred tax assets (liabilities)	(1,026,424)	—	—
Noncontrolling interests	(11,771)
Fair value of equity consideration	(3,059,949)	—	—
Cash paid (received) for acquisitions, net of cash acquired	$(592,240)	—	—

	Years ended December 31,
	2020	2019	2018

	amounts in thousands
Cash paid for interest	$24,207	23,908	21,948
Cash paid (received) for taxes	$3	5	(730)

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total amount presented in its consolidated statements of cash flows:

	Years ended December 31,
	2020	2019	2018

	amounts in thousands
Cash and cash equivalents	$1,417,802	49,724	83,103
Restricted cash included in other current assets	15,490	—	—
Total cash and cash equivalents and restricted cash at end of period	$1,433,292	49,724	83,103

Restricted cash primarily relates to cash restricted for use on GCI Holdings’ various arrangements under the New Markets Tax Credits program to help fund various projects that extended terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(5) Acquisition

On December 18, 2020, the Company completed the Combination with GCI Liberty.  The Company accounted for the Combination using the acquisition method of accounting.

The following details the acquisition consideration as of December 18, 2020 (amounts in thousands), which is primarily based on level 1 inputs:

Fair value of newly issued Liberty Broadband Series C and B common stock [1]	$9,695,184
Fair value of newly issued Liberty Broadband Preferred Stock [2]	202,944
Fair value of share-based payment replacement awards [3]	104,683
Total fair value of consideration	10,002,811
Less: Fair value of Liberty Broadband shares attributable to share repurchase [4]	(6,738,609)
Total fair value of consideration attributable to business combination	3,264,202
Less: Fair value of newly issued Liberty Broadband Preferred Stock[2]	(202,944)
Less: Fair value of share-based payment replacement awards accounted for as liability awards	(1,309)
Total fair value of acquisition consideration to be allocated	$3,059,949
(1)	The fair value of newly issued Series C and B Liberty Broadband common stock was calculated by multiplying (i) the outstanding shares of GCI Liberty Series A and B common stock as of December 18, 2020 (ii) the exchange ratio of 0.580, and (iii) the closing share price of Liberty Broadband Series C and B common stock on December 18, 2020. Liberty Broadband issued 61.3 million shares of Series C common stock and 98 thousand shares of Series B common stock.

(2)	The fair value of the newly issued Liberty Broadband Preferred Stock was calculated by multiplying (i) the outstanding shares of GCI Liberty Preferred Stock as of December 18, 2020, and (ii) the closing share price of GCI Liberty Preferred Stock on December 18, 2020. The GCI Liberty Preferred Stock was converted on a one to one ratio into Liberty Broadband Preferred Stock.

(3)	This amount represents the fair value of share-based payment replacement awards.

(4)	GCI Liberty owned approximately 42.7 million shares of Liberty Broadband Series C common stock. The acquisition of Liberty Broadband Series C common stock is accounted for as a share repurchase by Liberty Broadband. This amount was calculated by multiplying (i) the number of shares of Liberty Broadband Series C common stock owned by GCI Liberty as of December 18, 2020 and (ii) the closing share price of Liberty Broadband Series C common stock on December 18, 2020.

The application of the acquisition method resulted in the assignment of purchase price to the GCI Liberty assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values (primarily level 3). The determination of the fair values of the acquired assets and liabilities (and the determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The preliminary acquisition purchase price allocation for GCI Liberty is as follows (amounts in thousands):

Cash and cash equivalents including restricted cash	$592,240
Receivables	339,061
Property and equipment	1,105,128
Goodwill	739,080
Investment in Charter	3,493,677
Intangible assets not subject to amortization	581,500
Intangible assets subject to amortization	673,855
Other assets	302,570
Deferred revenue	(60,292)
Debt, including obligations under tower and finance leases	(2,772,147)
Indemnification liability	(336,141)
Deferred income tax liabilities	(1,026,424)
Preferred stock	(202,944)
Non-controlling interest	(11,771)
Other liabilities	(357,443)
$3,059,949

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and non-contractual relationships. Amortizable intangible assets of $674 million were acquired and are comprised of customer relationships with a weighted average useful life of approximately 14 years and right-to-use assets with a weighted average useful life of 12 years. Approximately $134.3 million of the acquired goodwill will be deductible for income tax purposes. As of December 31, 2020, the valuation related to the acquisition of GCI Liberty is not final, and the acquisition price allocation is preliminary and subject to revision.  The primary areas of the acquisition price allocation that are not yet finalized are related to property and equipment, intangible assets, liabilities, deferred income tax liabilities, and discount rates used to determine the fair value of intangible assets.

Since the date of the acquisition, included in net earnings (loss) attributable to Liberty Broadband shareholders for the year ended December 31, 2020 is $28.0 million in earnings related to GCI Liberty. The unaudited pro forma revenue, net earnings and basic and diluted net earnings per common share of Liberty Broadband, prepared utilizing the historical financial statements of Liberty Broadband, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition discussed above occurred on January 1, 2019, are as follows:

	Years ended December 31,
	2020	2019

	amounts in thousands, except
	per share amounts
Revenue	$968,109	903,350
Net earnings (loss)	$695,164	(171,843)
Net earnings (loss) attributable to Liberty Broadband shareholders	$695,266	(171,387)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$3.82	(0.86)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$3.79	(0.86)

The pro forma results include adjustments directly attributable to the business combination including adjustments related to the amortization of acquired tangible and intangible assets, revenue, interest expense, stock-based compensation, and the exclusion of transaction related costs. The pro forma information is not representative of the Company’s future results of

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

operations nor does it reflect what the Company’s results of operations would have been if the acquisition had occurred previously and the Company consolidated the results of GCI Liberty during the periods presented.

(6) Assets and Liabilities Measured at Fair Value

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2020			December 31, 2019
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in thousands
Cash equivalents	$1,368,176	1,368,176	—	48,174	48,174	—
Indemnification obligation	$344,643	—	344,643	—	—	—
Exchangeable senior debentures	$1,472,125	—	1,472,125	—	—	—

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with the Combination, Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”), a subsidiary of Qurate Retail, for certain payments made to holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the "1.75% Exchangeable Debentures"). An indemnity obligation in the amount of $336.1 million was recorded upon completion of the Combination. The indemnification liability due to LI LLC pertains to the holders’ ability to exercise their exchange right according to the terms of the 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the consolidated balance sheets as of December 31, 2020 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of December 31, 2020, a holder of the 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification obligation is included as a current liability in the Company’s consolidated balance sheets.

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt (with the exception of the 1.75% Debentures (defined in note 9)) and long-term debt (with the exception of the 1.25% Debentures and the 2.75% Debentures (defined in note 9)) . With the exception of long-term debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our consolidated balance sheets. The carrying value of our long-term debt bears interest at a variable rate and therefore is also considered to approximate fair value.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2020	2019	2018

	(amounts in thousands)
Indemnification obligation	(8,502)	—	—
Exchangeable senior debentures (1)	(74,568)	—	—
Other	—	1,170	3,659
	$(83,070)	1,170	3,659
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a gain of $7.3 million for the year ended December 31, 2020. The cumulative change was a gain of $7.3 million as of December 31, 2020.

(7)  Investment in Affiliates Accounted for Using the Equity Method

Charter

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of December 31, 2020, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $16,179 million and $39,340 million, respectively.  We own an approximate 30.7% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of December 31, 2020.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership ("A/N"), as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the Voting Cap (as defined below) (“Equity Cap”).

Liberty Broadband’s overall voting interest (27.2% at December 31, 2020) is diluted by the outstanding A/N interest in a subsidiary of Charter because the A/N interest has voting rights in Charter. Pursuant to the Stockholders Agreement, Liberty Broadband’s voting interest in Charter is capped at the greater of (x) 25.01% (or 0.01% above the person or group holding the highest voting percentage of Charter) and (y) 23.5% increased one-for-one to a maximum of 35% for each permanent reduction in A/N’s equity interest in Charter below 15% (the “Voting Cap”). Therefore, our voting control of the aggregate voting power of Charter is 25.01% and at any meeting of Charter's stockholders, subject to certain exceptions, any shares held by Liberty Broadband that exceed the Voting Cap are to be voted in the same proportion as all other votes cast with respect to the applicable matter (determined without inclusion of the votes cast by (x) Liberty Broadband or (y) any other person or group that beneficially owns voting securities representing 10% or more of Charter's voting power), subject to the terms and conditions set forth in the Stockholders Agreement. Liberty Broadband is also party to a proxy agreement with A/N (the “A/N Proxy”), but as of December 31, 2020, due to Liberty Broadband's voting interest exceeding the Voting Cap, no shares subject to the A/N Proxy agreement were included in Liberty Broadband's voting power.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement.  On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband expects the first Charter Repurchase to occur in March 2021.

During the year ended December 31, 2020, Liberty Broadband exercised its preemptive right to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $14.9 million.

During the years ended December 31, 2020, 2019 and 2018, there were dilution losses of $184 million, $79 million, and $44 million, respectively, in the Company’s investment in Charter. The dilution losses are attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share.

During the years ended December 31, 2020, 2019 and 2018, the Company recorded zero, $380 thousand and $172 thousand, respectively, of its share of Charter’s other comprehensive earnings (loss), net of income taxes. Charter records gains and losses related to the fair value of its interest rate swap agreements which qualify as hedging activities in other comprehensive earnings (loss). The pre-tax portion of Liberty Broadband’s share of Charter’s other comprehensive earnings was zero, $0.5 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The excess basis has been allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	Years ended December 31,
	2020	2019
Property and equipment	$733	225
Customer relationships	2,726	1,043
Franchise fees	3,693	1,996
Trademarks	29	29
Goodwill	3,934	1,630
Debt	(602)	(9)
Deferred income tax liability	(1,641)	(817)
	$8,872	4,097

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 6 years and 10 years, respectively, and indefinite lives to franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the year ended December 31, 2020, was primarily due to Charter’s share buyback program and the impact of the Combination. Included in our share of earnings from Charter of $713 million, $286 million and $166 million for the years ended December 31, 2020, 2019 and 2018, respectively, are $144 million, $124 million and $119 million, respectively, of losses, net of taxes, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Accounting Changes

Charter adopted the new leasing standard as of January 1, 2019, using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption. The new standard resulted in the recording of leased assets and lease liabilities for Charter’s operating leases of approximately $1.1 billion and $1.2 billion, respectively, as of January 1, 2019.  The difference between the leased assets and lease liabilities primarily represents the prior year end deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the leased assets.  The adoption of the standard did not have a material impact on Charter’s shareholders equity, results from operations and cash flows.

Summarized financial information for Charter is as follows:

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

	amounts in millions
Current assets	$3,909	6,537
Property and equipment, net	34,357	34,591
Goodwill	29,554	29,554
Intangible assets	72,937	74,775
Other assets	3,449	2,731
Total assets	$144,206	148,188
Current liabilities	$9,875	12,385
Deferred income taxes	18,108	17,711
Long-term debt	81,744	75,578
Other liabilities	4,198	3,703
Equity	30,281	38,811
Total liabilities and equity	$144,206	148,188

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Consolidated Statements of Operations

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Revenue	$48,097	45,764	43,634
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	29,930	29,224	27,860
Depreciation and amortization	9,704	9,926	10,318
Other operating expenses, net	58	103	235
	39,692	39,253	38,413
Operating income	8,405	6,511	5,221
Interest expense, net	(3,848)	(3,797)	(3,540)
Loss on extinguishment of debt	(143)	(25)	—
Other income (expense), net	(112)	(258)	5
Income tax (expense) benefit	(626)	(439)	(180)
Net earnings (loss)	3,676	1,992	1,506
Less: Net income attributable to noncontrolling interests	(454)	(324)	(276)
Net Income (loss) attributable to Charter shareholders	$3,222	1,668	1,230

(8)  Goodwill and Intangible Assets

Goodwill and Indefinite Lived Assets

Changes in the carrying amount of goodwill are as follows:

			Corporate and
	GCI Holdings	Skyhook	other	Total

	amounts in thousands
Balance at December 31, 2018	$—	6,497	—	6,497
Balance at December 31, 2019	—	6,497	—	6,497
Acquisitions	739,080	—	—	739,080
Balance at December 31, 2020	$739,080	6,497	—	745,577

As of December 31, 2020, the Company’s accumulated goodwill impairment loss was $39.1 million.  As presented in the accompanying consolidated balance sheets, cable certificates are the majority of the other significant indefinite lived intangible assets.

Intangible Assets Subject to Amortization, net

	December 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in thousands
Customer relationships	$560,212	(13,687)	546,525	10,212	(9,530)	682
Other amortizable intangibles	137,315	(9,791)	127,524	8,228	(8,022)	206
Total	$697,527	(23,478)	674,049	18,440	(17,552)	888

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Amortization expense for intangible assets with finite useful lives was $5.9 million, $1.8 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years ending December 31,
2021	$79,116
2022	$69,727
2023	$61,307
2024	$55,055
2025	$52,082
(1)

(9) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2020	2020	2019
	amounts in thousands
Margin Loan Facility	$2,000,000	2,000,000	575,000
2.75% Exchangeable Senior Debentures due 2050	575,000	608,804	—
1.25% Exchangeable Senior Debentures due 2050	825,000	836,971	—
1.75% Exchangeable Senior Debentures due 2046	14,536	26,350	—
Senior notes	600,000	635,683	—
Senior credit facility	704,000	704,000	—
Wells Fargo note payable	6,442	6,442	—
Deferred financing costs	—	(2,017)	(2,056)
Total debt	$4,724,978	4,816,233	572,944
Debt classified as current		(31,026)	—
Total long-term debt		$4,785,207	572,944

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

SPV is permitted, subject to certain funding conditions, to borrow term loans up to an aggregate principal amount equal to $1.0 billion. Upon the completion of the Combination on December 18, 2020, SPV also has the ability to borrow up to $1.3

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

billion of additional loans under the Margin Loan Facility (the “Incremental Facility” and the loans made under the Incremental Facility, the “Additional Loans”). SPV drew down an additional $25 million on July 31, 2020 and an additional $100 million on August 20, 2020 on the Margin Loan Facility.  Upon the completion of the Combination on December 18, 2020, SPV borrowed an additional $1.3 billion on the Margin Loan Facility in order to repay an existing margin loan at GCI Liberty.  Outstanding borrowings under the respective margin loan agreements were $2.0 billion and $0.6 billion as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, SPV was permitted to borrow an additional $300 million, which may be drawn through August 12, 2021. The maturity date of the loans under the Margin Loan Agreement is August 24, 2022 (except for any Additional Loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Borrowings under the Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%, increasing to a per annum spread of 1.85% from and after the completion of the Combination. The Margin Loan Agreement also provides for customary LIBOR replacement provisions.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of December 31, 2020, 12.3 million shares of Charter with a value of $8.1 billion were pledged as collateral pursuant to the Margin Loan Agreement.

Exchangeable Senior Debentures

On August 27, 2020, the Company closed a private offering of $575 million aggregate original principal amount of its 2.75% Exchangeable Senior Debentures due 2050 (the “2.75% Debentures”), including debentures with an aggregate original principal amount of $75 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of 2.75% Debentures, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.1661 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 2.75% Debentures, representing an initial exchange price of approximately $857.56 for each share of Charter Class A common stock. A total of 670,507 shares of Charter Class A common stock are attributable to the 2.75% Debentures.  Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2020.  The 2.75% Debentures may be redeemed by the Company, in whole or in part, on or after October 5, 2023. Holders of the 2.75% Debentures also have the right to require the Company to purchase their 2.75% Debentures on October 5, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 2.75% Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution.  As of December 31, 2020, a holder of the 2.75% Debentures does not have the ability to exchange and, accordingly, the 2.75% Debentures are classified as long-term debt in the consolidated balance sheets.

On November 19, 2020, the Company closed a private offering of $825 million aggregate original principal amount of its 1.25% Exchangeable Senior Debentures due 2050 (the “1.25% Debentures), including debentures with an aggregate original principal amount of $75 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of 1.25% Debentures, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.1111 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 1.25% Debentures, representing an initial exchange price of approximately $900.00 for each share of Charter Class A common stock.  A total of 916,657 shares of Charter Class A common stock are attributable to the 1.25% Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing March 31, 2021.  The 1.25% Debentures may be redeemed by the Company, in whole or in part, on or after October 5, 2023. Holders of the 1.25% Debentures also have the right to require the Company to purchase their

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

debentures on October 5, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 1.25% Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution.  As of December 31, 2020, a holder of the 1.25% Debentures does not have the ability to exchange and, accordingly, the 1.25% Debentures are classified as long-term debt in the consolidated balance sheets.

In connection with the closing of the Combination on December 18, 2020, the Company assumed GCI Liberty’s outstanding approximately $14.5 million aggregate original principal 1.75% exchangeable senior debentures due 2046 (the “1.75% Debentures) at fair value.  The total fair value of the acquired 1.75% Debentures was approximately $26.1 million.  The 1.75% Debentures were initially issued on June 18, 2018 by GCI Liberty.  Upon an exchange of 1.75% Debentures, the Company, at its option, may deliver Charter Class A common stock, cash or a combination of Charter Class A common stock and cash. Initially, 2.6989 shares of Charter Class A common stock are attributable to each $1,000 principal amount of 1.75% Debentures, representing an initial exchange price of approximately $370.52 for each share of Charter Class A common stock. A total of 39,231 shares of Charter Class A common stock are attributable to the 1.75% Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The 1.75% Debentures may be redeemed by the Company, in whole or in part, on or after October 5, 2023. Holders of the 1.75% Debentures also have the right to require the Company to purchase their debentures on October 5, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 1.75% Debentures plus accrued and unpaid interest.  As of December 31, 2020, the holders of the 1.75% Debentures will have the ability to exchange their debentures for the period from January 1, 2021 through March 31, 2021 given that the trading value of the reference shares exceeded 130% of the par value for twenty of the last thirty trading days in the third quarter of 2020.  Given the holders’ ability to exchange the debentures within a one-year period from the balance sheet date and the Company’s option to settle any exchange in cash, shares of Charter Class A common stock, or a combination of cash and shares of Charter Class A common stock, the 1.75% Debentures have been classified as current within the consolidated balance sheets as of December 31, 2020.

The Company elected to account for all exchangeable senior debentures at fair value in its consolidated financial statements.  Accordingly, changes in the fair value of these instruments are recognized in unrealized gains (losses) in the accompanying consolidated statements of operations.  See note 6 for information related to unrealized gains (losses) on debt measured at fair value. The Company reviews the terms of all the debentures on a quarterly basis to determine whether an event has occurred to require current classification on the consolidated balance sheets.

Senior Notes

In connection with the closing of the Combination on December 18, 2020, the Company assumed the outstanding $600.0 million 4.75% senior notes due 2028 (the “Senior Notes”) from GCI, LLC, now a wholly-owned subsidiary of the Company.  The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured.  Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $35.7 million at December 31, 2020. Such premium is being amortized to interest expense in the accompanying consolidated statements of operations

Senior Credit Facility

In connection with the closing of the Combination on December 18, 2020, the Company assumed GCI, LLC’s outstanding Senior Credit Facility (as defined below).

On October 15, 2020, GCI, LLC entered into a Seventh Amended and Restated Credit Agreement (the “Senior Credit Facility”), which includes a $550.0 million revolving credit facility, with a $25 million sub-limit for standby letters of credit, and a $400.0 million Term Loan B. The borrowings under the Senior Credit Facility bear interest at either the alternate base rate or LIBOR (based on an interest period selected by GCI, LLC of one month, two months, three months or six months) at the election of GCI, LLC in each case plus a margin. The revolving credit facility borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

total leverage ratio. The revolving credit facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Term Loan B borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin of 1.75%. Term Loan B borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin of 2.75% with a LIBOR floor of 0.75%.

The borrowings under the revolving credit facility and the Term Loan B are scheduled to mature on October 15, 2025; provided that, if the Term Loan B is not refinanced or repaid in full prior to April 15, 2025, then the borrowings under the revolving credit facility will mature on April 15, 2025. Principal payments are due quarterly on the Term Loan B equal to 0.25% of the original principal amount. The loans are subject to customary mandatory prepayment provisions. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs and, in the case of the Term Loan B, subject to a customary six month “soft call.” Any amounts prepaid on the revolving credit facility may be reborrowed.

GCI, LLC’s Senior Credit Facility Total Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 6.50 to 1.00, the Secured Leverage Ratio may not exceed 4.50 to 1.00 and the First Lien Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 4.00 to 1.00.

The terms of the Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Senior Credit Facility. The obligations under the Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI Holdings and the subsidiary guarantors, as defined in the Senior Credit Facility, and on the stock of GCI Holdings.

As of December 31, 2020, there was $399.0 million outstanding under the Term Loan B, $305.0 million outstanding under the revolving portion of the Senior Credit Facility and $4.0 million in letters of credit under the Senior Credit Facility, leaving $241.0 million available for borrowing.

Subsequent to December 31, 2020, GCI, LLC repaid $180 million on its revolving credit facility and completed an internal restructuring whereby GCI, LLC transferred the subsidiary that holds the Charter shares to Liberty Broadband parent.

Wells Fargo Note Payable

In connection with the closing of the Combination on December 18, 2020, the Company assumed GCI Holdings’ outstanding $6.4 million under its Wells Fargo Note Payable (as defined below).

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). The interest rate is variable at one month LIBOR plus 2.25%.

The note is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the note are secured by a security interest and lien on the building purchased with the note.

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of December 31, 2020.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Five Year Maturities

The annual principal maturities of debt, based on stated maturity dates, for each of the next five years is a follows (amounts in thousands):

2021	$4,676
2022	$2,004,693
2023	$4,710
2024	$4,727
2025	$688,745

Fair Value of Debt

The fair value of the Senior Notes was $642.2 million at December 31, 2020.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at December 31, 2020.

(10) Leases

In February 2016 and subsequently, the FASB issued new guidance which revises the accounting for leases (“ASC 842”). Under the new guidance, entities that lease assets are required to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. In addition, new disclosures are required to meet the objective of enabling users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this guidance on January 1, 2019 and elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption. Results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.  Leasing activity was not material to Liberty Broadband until the closing of the Combination with GCI Liberty on December 18, 2020.  Prior to the closing of the Combination, Liberty Broadband’s only leases were for office space and accounted for as operating leases.  Their impact to the consolidated balance sheet, statements of operations and statements of cash flows was not material for any of the prior years.

In 2016 and 2017, GCI Holdings sold certain tower sites and entered into a master lease agreement in which it leased back space on those tower sites. At the time, GCI Holdings determined that it was precluded from applying sales-leaseback accounting. We also considered whether the Combination resulted in a completed sale-leaseback transaction and concluded that the transaction did not meet the criteria and should continue to be accounted for in the same manner as previously determined.

GCI Holdings has entered into finance lease agreements with satellite providers for transponder capacity to transmit voice and data traffic in rural Alaska.  GCI Holdings is also party to finance lease agreements for an office building and certain retail store locations.  GCI Holdings also leases office space, land for towers and communication facilities, satellite transponders, fiber capacity, and equipment. These leases are classified as operating leases. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate at the commencement date of the lease.

The Company has leases with remaining lease terms that range from less than one year up to 30 years. Certain of the Company’s leases may include an option to extend the term of the lease with such options to extend ranging from 5 years up to 38 years. The Company also has the option to terminate certain of its leases early with such options to terminate ranging from as early as 30 days up to 17 years from December 31, 2020.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The components of lease cost during the year ended December 31, 2020 were as follows:

Year ended December 31,
2020

Operating lease cost (1)	$2,840

Finance lease cost
Depreciation of leased assets	$1,472
Interest on lease liabilities	25
Total finance lease cost	$1,497
(1)	Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.

Total operating lease cost for the year ended December 31, 2019 was $0.7 million.  For the year ended December 31, 2018, the Company recorded total rental expense of $1.0 million.

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

Year ended
December 31, 2020
Weighted-average remaining lease term (years):
Finance leases	3.1
Operating leases	4.8
Weighted-average discount rate:
Finance leases	3.9%
Operating leases	4.2%

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Supplemental balance sheet information related to leases was as follows:

December 31,
2020
amounts in thousands
Operating leases:
Operating lease ROU assets, net (1)	$98,992

Current operating lease liabilities (2)	$34,402
Operating lease liabilities (3)	61,305
Total operating lease liabilities	$95,707

Finance Leases:
Property and equipment, at cost	$9,926
Accumulated depreciation	(1,472)
Property and equipment, net	$8,454

Current obligations under finance leases (4)	$3,745
Obligations under finance leases	3,744
Total finance lease liabilities	$7,489
(1)	Operating lease ROU assets, net are included within the Other assets, net line item in the accompanying consolidated balance sheets.
(2)	Current operating lease liabilities are included within the Other current liabilities line item in the accompanying consolidated balance sheets.
(3)	Operating lease liabilities are included within the Other liabilities line item in the accompanying consolidated balance sheets.
(4)	Current obligations under finance leases are included within the Other current liabilities line item in the accompanying consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

Year ended December 31,
2020
amounts in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,572
Operating cash flows from finance leases	$18
Financing cash flows from finance leases	$362
ROU assets obtained in exchange for lease obligations
Operating leases	$—
Finance leases	$—

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Future lease payments under finance leases, operating leases and tower obligations with initial terms of one year or more at December 31, 2020 consisted of the following:

	Finance Leases	Operating Leases	Tower Obligations

	amounts in thousands
2021	$3,625	34,710	7,401
2022	1,973	26,786	7,549
2023	678	17,500	7,700
2024	688	8,090	7,854
2025	697	4,005	8,011
Thereafter	349	17,410	117,062
Total payments	8,010	108,501	155,577
Less: imputed interest	521	12,794	64,724
Total liabilities	$7,489	95,707	90,853

(11) Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2020	2019	2018

	amounts in thousands
Current:
Federal	$—	—	—
State and local	(13)	(2)	(355)
	(13)	(2)	(355)
Deferred:
Federal	(116,085)	(30,841)	(17,501)
State and local	152,541	(7,099)	(4,068)
	36,456	(37,940)	(21,569)
Income tax benefit (expense)	$36,443	(37,942)	(21,924)

Income tax benefit (expense) differs from the amounts computed by applying the applicable U.S. federal income tax rate of 21%as a result of the following:

	Years ended December 31,
	2020	2019	2018

	amounts in thousands
Computed expected tax benefit (expense)	$(75,845)	(32,583)	(19,294)
State and local taxes, net of federal income taxes	(12,208)	(5,414)	(3,831)
Change in valuation allowance	(2,590)	(249)	380
Change in tax rate - other	133,184	18	(27)
Capitalized transaction costs	(3,318)	—	—
Nontaxable equity contribution	(1,375)	—	—
Executive compensation	(1,493)	(44)	—
Other	88	330	848
Income tax (expense) benefit	$36,443	(37,942)	(21,924)

For the year ended December 31, 2020, the significant reconciling item, as noted in the table above, is primarily the result of a change in the effective state tax rate used to measure deferred taxes due to the Combination.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

For the years ended December 31, 2019 and 2018, the significant reconciling item, as noted in the table above, is the result of state income taxes.

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2020	2019

	amounts in thousands
Deferred tax assets:
Tax loss and tax credit carryforwards	$214,605	66,329
Accrued stock-based compensation	14,896	7,969
Deferred revenue	14,075	1,562
Debt	21,126	—
Operating lease liability	26,401	—
Other future deductible amounts	43,626	—
Other accrued liabilities	13,751	114
Total deferred tax assets	348,480	75,974
Less: valuation allowance	(12,899)	(8,021)
Net deferred tax assets	335,581	67,953
Deferred tax liabilities:
Investments	(1,755,783)	(1,067,492)
Fixed assets	(220,376)	—
Intangible assets	(309,740)	(46)
Other	(27,325)	(74)
Total deferred tax liabilities	(2,313,224)	(1,067,612)
Net deferred tax asset (liability)	$(1,977,643)	(999,659)

The Company’s valuation allowance increased $4.9 million in 2020, of which $2.6 million affected tax expense and $2.3 million affected goodwill recorded in the Combination.

As a result of the Combination, the Company’s deferred tax liabilities increased $1,026.4 million, of which $714.2 million related to GCI Liberty’s investment in Charter.

At December 31, 2020, Liberty Broadband had federal and state net operating losses, capital loss carryforwards, interest expense carryforwards and tax credit carryforwards for income tax purposes aggregating $214.6 million (on a tax effected basis). Of the $214.6 million, $77.4 million are carryforwards with no expiration. The remaining carryforwards expire at certain future dates. These carryforwards are expected to be utilized prior to expiration, except for $12.9 million which based on current projections, may expire unused and accordingly are subject to a valuation allowance.  The carryforwards that are expected to be utilized begin to expire in 2021.

As of December 31, 2020, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2020, the IRS has completed its examination of Liberty Broadband’s 2017, 2018 and 2019 tax years.  Because Liberty Broadband’s ownership of Charter is less than the required 80%, Charter is not consolidated with Liberty Broadband for federal income tax purposes.  As of December 31, 2020, there are no GCI Liberty tax years under IRS examination.  Prior to the March 9, 2018 GCI Liberty split-off from Qurate Retail, Inc., certain GCI Liberty businesses were part of the Qurate Retail, Inc. consolidated federal tax group.  The IRS has completed its examinations of Qurate Retail’s 2017 and 2018 tax years.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(12) Stockholders' Equity

Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.

Liberty Broadband Preferred Stock was issued as a result of the Combination on December 18, 2020. Each share of GCI Liberty Preferred Stock outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,193,631 shares issued and outstanding at December 31, 2020.  An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s consolidated statements of operations.

There were 50,000,000 shares of preferred stock of the Company authorized and undesignated as to series, and zero shares issued and outstanding at December 31, 2019.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date.

The holders of shares of Liberty Broadband Preferred Stock are entitled to receive, when and as declared by the Liberty Broadband Board of Directors, out of legally available funds, preferential dividends that accrue and cumulate as provided in the certificate of designations for the Liberty Broadband Preferred Stock.

Dividends on each share of Liberty Broadband Preferred Stock accrue on a daily basis at a rate of 7.00% per annum of the liquidation price.

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On December 21, 2020, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on January 15, 2021 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on December 31, 2020.

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

As of December 31, 2020, there were 1 thousand shares of Series A and 3.3 million shares of Series C common stock reserved for issuance under exercise privileges of outstanding stock options.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Purchases of Common Stock

There were no repurchases of Liberty Broadband common stock made pursuant to the Company’s authorized repurchase program during the years ended December 31, 2018 and 2019.

During the year ended December 31, 2020, the Company repurchased 4.1 million shares of Liberty Broadband Series C common stock for aggregate cash consideration of $596.7 million under the authorized repurchase program.  All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance.  There were no repurchases of Series A or Series B common stock during the year ended December 31, 2020.  As of December 31, 2020, the Company had $606 million available to be used for share repurchases under the Company’s share repurchase program. On February 23, 2021, the Board of Directors authorized an additional $2.23 billion under the Company’s share repurchase program.

(13) Stock-Based Compensation

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	December 31,
	2020	2019	2018
Operating expense	$(80)	113	108
Selling, general and administrative	9,214	10,398	5,599
	$9,134	10,511	5,707

Liberty Broadband - Incentive Plans

Liberty Broadband grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and re-measures the fair value of the Award at each reporting date.

Pursuant to the Liberty Broadband 2019 Omnibus Incentive Plan, as amended, the Company may grant Awards to be made in respect of a maximum of 6.0 million shares of Liberty Broadband common stock. In addition, and in connection with the Combination at the close of business on December 18, 2020 (the “Effective Date”), the number of shares of common stock of GCI Liberty that remained available for issuance immediately prior to the Effective Date of the Combination under the GCI Liberty, Inc. 2018 Omnibus Incentive Plan (“GCI Liberty 2018 Plan”), as amended, were converted to 3.7 million shares of Liberty Broadband common stock and are available for use provided that:

i.	the period during which such shares are available for Awards is not extended beyond the period during which they would have been available under the GCI Liberty 2018 Plan, absent the Combination, and

ii.	such Awards are not granted to individuals who were employed by the Company or its subsidiaries immediately prior to the Effective Date.

Awards generally vest over 1-5 years and have a term of 7-10 years.  Liberty Broadband issues new shares upon exercise of equity awards.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Liberty Broadband – Grants

During the years ended December 31, 2020 and 2019, Liberty Broadband granted 389 thousand and 302 thousand options, respectively, to purchase shares of Series C Liberty Broadband common stock (“LBRDK”) to our CEO.  Such options had a weighted average GDFV of $38.23 per share and $31.12 per share, respectively, at the time they were granted and mainly vest on December 31, 2024 and December 31, 2023, respectively. These grants include the two upfront option grants related to the CEO’s new employment agreement.  See discussion in note 1 regarding the new compensation agreement with the Company’s CEO.

During the year ended December 31, 2020, Liberty Broadband granted 2 thousand time-based RSUs of LBRDK to our CEO.  The RSUs had a GDFV of $120.71 per share and cliff vested on December 10, 2020.   This RSU grant was issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.

During the year ended December 31, 2019, Liberty Broadband granted 25 thousand performance-based RSUs of LBRDK to our CEO.  The RSUs had a GDFV of $88.99 per share at the time they were granted and cliff vested one year from the month of grant, subject to satisfaction of certain performance objectives.  Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized.  When the satisfaction of the performance objectives becomes probable, the Company records compensation expense.  The probability of satisfying the performance objectives is assessed at the end of each reporting period.

During the years ended December 31, 2020 and 2019, Liberty Broadband granted to its employees 151 thousand and 41 thousand options, respectively, to purchase shares of LBRDK. Such options had a weighted average GDFV of $41.06 per share and $32.21 per share, respectively, and vest between two and five years.

During the years ended December 31, 2020, 2019 and 2018, Liberty Broadband granted 15 thousand, 8 thousand and 10 thousand options, respectively, to purchase shares of LBRDK to its non-employee directors with a weighted average GDFV of $37.78, $31.18 and $24.04 per share, respectively, which mainly cliff vest over a one year vesting period.

There were no options to purchase shares of Series A or Series B Liberty Broadband common stock granted during 2020.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent re-measurement of its liability classified awards using the Black-Scholes Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2020, 2019 and 2018, the range of expected terms was 5.3 to 6.3 years.  The volatility used in the calculation for Awards is based on the historical volatility of Liberty Broadband common stock. For grants made in 2020, 2019 and 2018, the range of volatilities was 25.1% to 27.3%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

In connection with the Combination, on the Effective Date:

i.	Each outstanding stock option to purchase shares of Series A GCI Liberty common stock (“GLIBA”) or Series B GCI Liberty common stock (“GLIBB” and, together with GLIBA, “GLIBA/B”) was converted to 0.580 of a corresponding stock option to purchase LBRDK or Series B Liberty Broadband common stock (“LBRDB” and, together with LBRDK, “LBRDK/B”), respectively, rounded down to the nearest whole share. Additionally, the exercise price of the GLIBA/B stock option was divided by 0.580, with the resulting LBRDK/B exercise price rounded up to the nearest cent. Except as described above, all other terms and restrictions of the LBRDK/B stock options are the same as the corresponding original GLIBA/B stock options.

ii.	Each outstanding GLIBA RSU (other those held by non-employee directors of GCI Liberty) was converted to 0.580 of a corresponding LBRDK RSU, rounded down to the nearest whole LBRDK RSU. No cash was paid in lieu of

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

fractional LBRDK RSUs. All terms of the LBRDK RSUs are subject to the same terms and restrictions as those applicable to the corresponding original GLIBA RSUs.

iii.	Each outstanding GLIBA share of restricted stock (“RSA”) was converted to 0.580 of a corresponding LBRDK RSA, rounded down to the nearest whole LBRDK RSA. Cash was issued in lieu of fractional LBRDK RSAs. All terms of the LBRDK RSAs are subject to the same terms and restrictions as those applicable to the corresponding original GLIBA RSAs.

iv.	Each outstanding GCI Liberty Series A Cumulative Redeemable Preferred Stock (“GLIBP”) RSA was converted into one Liberty Broadband Series A Cumulative Redeemable Preferred Stock (“LBRDP”) RSA. All terms of the LBRDP RSAs are subject to the same terms and restrictions as those applicable to the corresponding original GLIBP RSAs.

Liberty Broadband – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2020	1,932	$61.43
Granted	554	$154.20
Exercised	(8)	$47.92
Forfeited/Cancelled	—	$—
GLIBA awards converted to LBRDK awards	849	$121.80
Outstanding at December 31, 2020	3,327	$92.35	5.0	$224
Exercisable at December 31, 2020	2,055	$59.41	4.1	$203

As of December 31, 2020, Liberty Broadband also had 1 thousand Series A options outstanding and exercisable at a WAEP of $35.81 and a weighted average remaining contractual life of 2.0 years.

As a result of the Combination, 1.2 million options to purchase shares of GLIBB were converted to 722 thousand options to purchase shares of LBRDB with a weighted average exercise price of $96.79 per share.  All options of LBRDB are exercisable, have a weighted average remaining contractual life of 2.1 years and an aggregate intrinsic value of $44 million.

As of December 31, 2020, the total unrecognized compensation cost related to unvested Liberty Broadband Awards was approximately $64.4 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.0 years.

As of December 31, 2020, Liberty Broadband reserved 4.1 million shares of Series A, Series B and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Liberty Broadband – Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2020, 2019 and 2018 was $961 thousand, $91.7 million and $3.0 million, respectively.

Liberty Broadband – Restricted Stock and Restricted Stock Units

The aggregate fair value of all LBRDA and LBRDK RSAs and RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $5.4 million, $2.6 million and $112 thousand, respectively.  No RSAs or RSUs of LBRDP vested during the year ended December 31, 2020 subsequent to the Combination.

As of December 31, 2020, the Company had approximately 406 thousand unvested RSAs and RSUs of LBRDA, LBRDK and LBRDP held by certain directors, officers and employees of the Company with a weighted average GDFV of $136.86 per share.

Skyhook equity incentive plans

Long-Term Incentive Plans

Skyhook has a long-term incentive plan which provides for the granting of PARs and PSUs to employees, directors, and consultants of Skyhook that is not significant to Liberty Broadband. As of December 31, 2020 and 2019, $0.7 million and $1.2 million, respectively, are included in other liabilities for the fair value (Level 2) of the Company's LTIP obligations.

(14) Employee Benefit Plans

Subsidiaries of the Company sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment.  The Company’s subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees. Employer cash contributions to all plans aggregated $1.0 million, $0.8 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(15) Commitments and Contingencies

Guaranteed Service Levels

Certain customers have guaranteed levels of service with varying terms. In the event the Company is unable to provide the minimum service levels, it may incur penalties or issue credits to customers.

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

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Company's financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned and receivables recognized by the Company. As of December 31, 2020, the Company had net accounts receivable from the RHC Program in the amount of $237 million, which is included within Trade and other receivables in the consolidated balance sheets.

FCC Rate Reduction.  In November 2017, the Universal Service Administrative Company ("USAC") requested further information in support of the rural rates charged to a number of GCI Holdings' RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI Holdings received a letter from the FCC's Wireline Competition Bureau (“Bureau”) notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million. The FCC also informed GCI Holdings that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the Bureau’s letter, GCI Holdings filed an Application for Review with the FCC.

On October 20, 2020, the Wireline Competition Bureau of the FCC issued two separate letters approving the cost-based rural rates GCI Holdings historically applied when recognizing revenue for services provided to its RHC customers for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected $174 million in accounts receivable relating to these two funding years subsequent to December 31, 2020.

On June 25, 2020, GCI Holdings submitted cost studies with respect to a number of its rates for services provided to its RHC customers for the funding year ending June 30, 2021, which require approval by the Bureau.  GCI Holdings further updated those studies on November 12, 2020, to reflect the completion of the bidding season for that funding year.  Those studies remain pending before the Bureau, and we cannot predict when the Bureau will act upon them.

RHC Program Funding Cap.  The RHC program has a funding cap for each individual funding year that is annually adjusted for inflation, and which the FCC can increase by carrying forward unused funds from prior funding years.  In recent years, including the current year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.

Enforcement Bureau and Related Inquiries.  On March 23, 2018, GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC relating to the period beginning January 1, 2015 and including all future periods, to which it is in the process of responding. This includes inquiry into the rates charged by GCI Holdings, and presently it is unable to assess the ultimate outcome of this rate inquiry. Other aspects related to the Enforcement Bureau’s review of GCI Holdings’ compliance with program rules are discussed separately below. The ongoing uncertainty in program funding, as well as the uncertainty associated with the rate review, could have an adverse effect on its business, financial position, results of operations or liquidity.

In the fourth quarter of 2019, GCI Holdings became aware of potential RHC Program compliance issues related to certain of GCI Holdings’ currently active and expired contracts with certain of its RHC customers. The Company and its external experts performed significant and extensive procedures to determine whether GCI Holdings’ currently active and expired contracts with its RHC customers would be deemed to be in compliance with the RHC Program rules.   GCI Holdings notified the FCC of our potential compliance issues in the fourth quarter of 2019.

On May 28, 2020, GCI Holdings received a second letter of inquiry from the Enforcement Bureau in the same matter noted above. This second letter, which was in response to a voluntary disclosure made by GCI Holdings to the FCC, extended the scope of the original inquiry to also include various questions regarding compliance with the records retention requirements related to the (i) original inquiry and (ii) RHC Program.

On December 17, 2020, GCI Holdings received a Subpoena Duces Tecum from the FCC’s Office of the Inspector General requiring production of documents from January 1, 2009 to the present related to a single RHC customer and related

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

contracts, information regarding GCI Holdings’ determination of rural rates, and to provide information regarding persons with knowledge of pricing practices.

GCI Holdings continues to work with the FCC to resolve all enforcement inquiries discussed above.  With respect to the ongoing inquiries from the FCC’s Enforcement Bureau and the FCC’s Office of the Inspector General, GCI Holdings recognized a liability of approximately $12.0 million for contracts that were deemed probable of not complying with the RHC Program rules. The Company also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $44.0 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties, but such amounts could not be reasonably estimated.

Off-Balance Sheet Arrangements

Liberty Broadband did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

(16) Segment Information

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

For segment reporting purposes, Liberty Broadband defines Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock-based compensation and transaction costs). Liberty Broadband believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends.  In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock based compensation, transaction costs, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty Broadband generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the year ended December 31, 2020, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

●	GCI Holdings – a wholly owned subsidiary of the Company that provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska.
●	Skyhook— a wholly owned subsidiary of the Company that provides the Precision Location Solution (a location determination service).
●	Charter—an equity method investment that is one of the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

Performance Measures

	Years ended December 31,
	2020		2019		2018
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in thousands
GCI Holdings	$33,670	9,509	—	—	—	—
Skyhook	17,036	(3,689)	14,859	(4,704)	22,256	3,161
Charter	48,097,000	18,460,000	45,764,000	16,752,000	43,634,000	15,824,000
Corporate and other	—	(19,965)	—	(12,187)	—	(6,689)
	48,147,706	18,445,855	45,778,859	16,735,109	43,656,256	15,820,472
Eliminate equity method affiliate	(48,097,000)	(18,460,000)	(45,764,000)	(16,752,000)	(43,634,000)	(15,824,000)
Consolidated Liberty Broadband	$50,706	(14,145)	14,859	(16,891)	22,256	(3,528)

Other Information

	December 31, 2020			December 31, 2019
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in thousands
GCI Holdings	$3,676,511	424	1,775	—	—	—
Skyhook	12,336	—	43	18,145	—	500
Charter	144,206,000	—	7,415,000	148,188,000	—	7,195,000
Corporate and other	17,682,277	16,179,261	—	12,238,197	12,194,674	—
	165,577,124	16,179,685	7,416,818	160,444,342	12,194,674	7,195,500
Eliminate equity method affiliate	(144,206,000)	—	(7,415,000)	(148,188,000)	—	(7,195,000)
Consolidated Liberty Broadband	$21,371,124	16,179,685	1,818	12,256,342	12,194,674	500

Revenue by Geographic Area

	Years ended December 31,
	2020	2019	2018

	amounts in thousands
United States	$48,529	12,507	19,946
Other countries	2,177	2,352	2,310
	$50,706	14,859	22,256

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and earnings (loss) before income taxes:

	Years ended December 31,
	2020	2019	2018

	amounts in thousands
Consolidated segment Adjusted OIBDA	$(14,145)	(16,891)	(3,528)
Stock-based compensation	(9,134)	(10,511)	(5,707)
Depreciation and amortization	(15,227)	(1,875)	(2,779)
Transaction costs	(21,149)	—	—
Operating income (loss)	(59,655)	(29,277)	(12,014)
Interest expense	(28,158)	(25,166)	(23,302)
Share of earnings (loss) of affiliates, net	713,329	286,401	166,146
Gain (loss) on dilution of investment in affiliate	(183,575)	(79,329)	(43,575)
Realized and unrealized gains (losses) on financial instruments, net	(83,070)	1,170	3,659
Other, net	2,294	1,359	963
Earnings (loss) before income taxes	$361,165	155,158	91,877

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2021:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2021 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2021.

III-1

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

Included in Part II of this report:

(a)(2)  Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
(ii)

The audited consolidated financial statements of Charter Communications, Inc. as of December 31, 2020 and 2019, and for each of the years ended December 31, 2020, 2019 and 2018, as well as the accompanying notes thereto and the related Report of Independent Registered Public Accounting Firm, are contained in Charter Communications, Inc.’s Annual Report on  Form 10-K for the year ended December 31, 2020, filed with the SEC on January 29, 2021 and are incorporated herein by reference as Exhibit 99.1.

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Agreement and Plan of Merger, dated as of August 6, 2020, by and among GCI Liberty, Inc., Liberty Broadband Corporation, Grizzly Merger Sub 1, LLC, and Grizzly Merger Sub 2, Inc. (incorporated by reference to Annex A to the Prospectus filed by Liberty Broadband Corporation on October 30, 2020 with the SEC pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-248854) (the “Prospectus”)).

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

3.3

Certificate of Designations of Series A Cumulative Redeemable Preferred Stock of Liberty Broadband Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2020 (File No. 001-36713)).

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

4.7

Form of Amendment No. 3 to Margin Loan Agreement and Amendment No. 2 to Collateral Account Control Agreement, dated as of August 12, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 4, 2020 (File No. 001-36713)).

4.8	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

4.9

Specimen Certificate for shares of Series A Cumulative Redeemable Preferred Stock of Liberty Broadband Corporation (incorporated by reference to Exhibit 4.3 to Liberty Broadband’s Amendment No. 2 to its Registration Statement on Form S-4 filed on October 29, 2020 (File No. 333-248854)).

4.10	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

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

10.7

Proxy and Right of First Refusal Agreement, dated as of May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership, Charter Communications, Inc. and CCH I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2016 (File No. 001-36713)).

10.8

Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between Liberty Broadband Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 12, 2016 (File No. 001-36713) (the “2015 10-K”)).

10.9+

Form of Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.21 to the 2015 10-K).

10.10+

Form of Restricted Stock Award Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.22 to the 2015 10-K).

10.11

Registration Rights Agreement, dated as of May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership and Charter Communications, Inc. (incorporated by reference to Exhibit 10.3 to Charter Communications, Inc.’s Current Report on Form 8-K filed on May 20, 2016 (File No. 001-33664)).

10.12+

Amendment, dated March 12, 2018, of certain Liberty Broadband Corporation incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 2, 2018 (File No. 001-36713)).

10.13

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019 (File No. 001-36713)).

10.14+	Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed on April 18, 2019 (File No. 001-36713)).

10.15+

Form of Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 3, 2020 (File No. 001-36713) (the “2019 10-K”)) .

10.16+	Form of Performance-Based Restricted Stock Units Award Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the 2019 10-K).

10.17+

Services Agreement, dated as of November 4, 2014, by and between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 14, 2014 (File No. 001-36713)).

10.18+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the 2019 10-K).

10.19+

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 001-35707)).

10.20+

Form of Annual Option Award Agreement between Liberty Broadband Corporation and Gregory B. Maffei under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (Filed No. 001-36713) (the “December 2019 8-K”)).

10.21+

Form of Annual Performance-based Restricted Stock Unit Award Agreement between Liberty Broadband Corporation and Gregory B. Maffei under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the December 2019 8-K).

10.22+

Form of Upfront Award Agreement between Liberty Broadband Corporation and Gregory B. Maffei under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 8-K).

10.23

Assumption and Joinder Agreement to Tax Sharing Agreement, made and entered into as of August 6, 2020, by and among Liberty Broadband Corporation, GCI Liberty, Inc. and Qurate Retail, Inc. (incorporated by reference to Annex H to the Prospectus).

10.24

Tax Sharing Agreement, dated as of March 9, 2019, by and between GCI Liberty, Inc. and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc.’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “March 2018 8-K”)).

10.25

Assumption and Joinder Agreement to Indemnification Agreement, made and entered into as of August 6, 2020, by and among Liberty Broadband Corporation, GCI Liberty, Inc., Qurate Retail, Inc., Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Annex I to the Prospectus).

10.26

Indemnification Agreement, dated as of March 9, 2018, by and among GCI Liberty, Inc., Liberty Interactive Corporation, Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the March 2018 8-K).

10.27

Assignment and Assumption Agreement, dated as of August 6, 2020, by and among Liberty Broadband Corporation, GCI Liberty, Inc., Grizzly Merger Sub 1, LLC, Qurate Retail, Inc. and Liberty Interactive LLC (incorporated by reference to Annex J to the Prospectus).

10.28

Agreement and Plan of Reorganization, dated as of April 4, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc. (incorporated by reference to Exhibit 2.1 to GCI Liberty, Inc.’s Current Report on Form 8-K/A filed on May 1, 2017 (File No. 000-15279)).

10.29	Amendment No. 1 to Reorganization Agreement, dated as of July 19, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC, and General Communication, Inc.

(incorporated by reference to Exhibit 10.4 to GCI Liberty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 2, 2017 (File No. 000-15279)).

10.30

Amendment No. 2 to Reorganization Agreement, dated as of November 8, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc.’s Current Report on Form 8-K filed on November 9, 2017 (File No. 000-15279)).

10.31

GCI Liberty, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to GCI Liberty, Inc.’s Registration Statement on Form S-8 filed on March 15, 2018 (File No. 333-223667)).

10.32

Amendment, dated November 26, 2018, to the Amended and Restated 1986 Stock Option Plan of GCI Liberty, Inc. (Restated Effective September 26, 2014) (incorporated by reference to Exhibit 10.14 to GCI Liberty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019 (File No. 001-38385)).

10.33	GCI Liberty, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A to GCI Liberty’s Proxy Statement on Schedule 14A filed on May 22, 2018 (File No. 001-38385)).

10.34

Amendment to The Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.7 to Liberty Broadband Corporation’s Registration Statement on Form S-8 filed on December 22, 2020 (File No. 333-251570).

10.35+	Form of Nonqualified Stock Option Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors.*

10.36+	Form of Restricted Stock Units Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors.*

10.37+	Form of Nonqualified Stock Option Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers.*

21	Subsidiaries of Liberty Broadband Corporation.*

23.1	Consent of KPMG LLP.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**
99.1

Audited consolidated financial statements of Charter Communications, Inc. as of December 31, 2020 and 2019 and for each of the years ended December 31, 2020, 2019 and 2018 (incorporated by reference to Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-33664), filed on January 29, 2021).

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

LIBERTY BROADBAND CORPORATION

Date: February 26, 2021	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: February 26, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 26, 2021
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	February 26, 2021
Gregory B. Maffei	and President

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 26, 2021
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/J. David Wargo	Director	February 26, 2021
J. David Wargo

/s/Richard R. Green	Director	February 26, 2021
Richard R. Green

/s/John E. Welsh III	Director	February 26, 2021
John E. Welsh III

/s/Sue Ann Hamilton	Director	February 26, 2021
Sue Ann Hamilton

/s/Gregg L. Engles	Director	February 26, 2021
Gregg L. Engles

/s/ Julie D. Frist	Director	February 26, 2021
Julie D. Frist