Form 10-Q
period 2021-03-31
Liberty Broadband Corp
filed 2021-05-07
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of April 30, 2021 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	26,495,671	2,549,048	160,240,257

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2021	2020

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$1,177,161	1,417,802
Trade and other receivables, net of allowance for doubtful accounts of $537 and $10, respectively	201,228	349,256
Other current assets	82,954	79,453
Total current assets	1,461,343	1,846,511
Investment in Charter, accounted for using the equity method (note 5)	15,734,862	16,178,939
Property and equipment, net	1,071,969	1,098,512
Intangible assets not subject to amortization
Goodwill	764,686	745,577
Cable certificates	550,000	560,000
Other	36,500	21,500
Intangible assets subject to amortization, net (note 6)	624,956	674,049
Tax sharing receivable	86,260	94,549
Other assets, net	160,466	151,487
Total assets	$20,491,042	21,371,124

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2021	2020

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$198,045	97,933
Deferred revenue	22,244	24,926
Current portion of debt, including $24,741 and $26,350 measured at fair value, respectively (note 7)	29,425	31,026
Indemnification obligation (note 4)	292,873	344,643
Other current liabilities	133,499	113,234
Total current liabilities	676,086	611,762
Long-term debt, net, including $1,399,600 and $1,445,775 measured at fair value, respectively (note 7)	4,557,172	4,785,207
Obligations under finance leases and tower obligations, excluding current portion	91,524	92,840
Long-term deferred revenue	38,278	39,649
Deferred income tax liabilities	1,974,045	1,977,643
Preferred stock (note 8)	202,795	202,917
Other liabilities	140,910	146,687
Total liabilities	7,680,810	7,856,705
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,495,557 and 26,495,249 at March 31, 2021 and December 31, 2020, respectively	265	265
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,549,162 and 2,549,470 at March 31, 2021 and December 31, 2020, respectively	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 162,652,971 and 167,480,926 at March 31, 2021 and December 31, 2020, respectively	1,627	1,675
Additional paid-in capital	9,563,275	10,319,754
Accumulated other comprehensive earnings, net of taxes	15,597	15,436
Retained earnings	3,217,724	3,165,504
Total stockholders' equity	12,798,513	13,502,659
Non-controlling interests	11,719	11,760
Total equity	12,810,232	13,514,419
Commitments and contingencies (note 10)
Total liabilities and equity	$20,491,042	21,371,124

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2021	2020

	amounts in thousands, except per share amounts
Revenue	$246,534	4,104
Operating costs and expenses
Operating, including stock-based compensation (note 9)	69,178	2,468
Selling, general and administrative, including stock-based compensation and transaction costs (note 9)	104,473	8,418
Depreciation and amortization	63,762	493
Litigation settlement	110,000	—
	347,413	11,379
Operating income (loss)	(100,879)	(7,275)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(33,143)	(5,861)
Share of earnings (losses) of affiliates (note 5)	188,979	61,682
Gain (loss) on dilution of investment in affiliate (note 5)	(82,215)	(59,325)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	99,348	—
Other, net	(8,126)	163
Earnings (loss) before income taxes	63,964	(10,616)
Income tax (expense) benefit	(11,785)	2,774
Net earnings (loss)	52,179	(7,842)
Less net earnings (loss) attributable to the non-controlling interests	(41)	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$52,220	(7,842)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.27	(0.04)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.27	(0.04)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2021	2020

	amounts in thousands
Net earnings (loss)	$52,179	(7,842)
Other comprehensive earnings (loss), net of taxes:
Comprehensive earnings (loss) attributable to debt credit risk adjustments	161	—
Other	—	—
Other comprehensive earnings (loss), net of taxes	161	—
Comprehensive earnings (loss)	52,340	(7,842)
Less comprehensive earnings (loss) attributable to the non-controlling interests	(41)	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$52,381	(7,842)

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2021	2020

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$52,179	(7,842)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	63,762	493
Stock-based compensation	9,870	1,801
Litigation settlement	110,000	—
Share of (earnings) losses of affiliate, net	(188,979)	(61,682)
(Gain) loss on dilution of investment in affiliate	82,215	59,325
Realized and unrealized (gains) losses on financial instruments, net	(99,348)	—
Deferred income tax expense (benefit)	10,669	(2,774)
Other, net	(739)	436
Changes in operating assets and liabilities:
Current and other assets	164,639	(192)
Payables and other liabilities	(11,304)	(4,066)
Net cash provided by (used in) operating activities	192,964	(14,501)
Cash flows from investing activities:
Capital expended for property and equipment	(28,617)	(15)
Exercise of preemptive right to purchase Charter shares	—	(14,910)
Cash received for Charter shares repurchased by Charter	518,405	—
Other investing activities, net	141	—
Net cash provided by (used in) investing activities	489,929	(14,925)
Cash flows from financing activities:
Repayments of debt, finance leases and tower obligations	(182,571)	—
Repurchases of Liberty Broadband common stock	(738,411)	—
Other financing activities, net	(2,481)	(1,941)
Net cash provided by (used in) financing activities	(923,463)	(1,941)
Net increase (decrease) in cash, cash equivalents and restricted cash	(240,570)	(31,367)
Cash, cash equivalents and restricted cash, beginning of period	1,433,292	49,724
Cash, cash equivalents and restricted cash, end of period	$1,192,722	18,357

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	March 31,	December 31,
	2021	2020

	amounts in thousands
Cash and cash equivalents	$1,177,161	1,417,802
Restricted cash included in other current assets	15,561	15,490
Total cash and cash equivalents and restricted cash at end of period	$1,192,722	1,433,292

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in thousands
Balance at January 1, 2021	$265	25	1,675	10,319,754	15,436	3,165,504	11,760	13,514,419
Net earnings (loss)	—	—	—	—	—	52,220	(41)	52,179
Other comprehensive loss	—	—	—	—	161	—	—	161
Stock-based compensation	—	—	—	9,859	—	—	—	9,859
Issuance of common stock upon exercise of stock options	—	—	—	151	—	—	—	151
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2,631)	—	—	—	(2,631)
Series C Liberty Broadband stock repurchases	—	—	(48)	(738,363)	—	—	—	(738,411)
Noncontrolling interest activity at Charter and other	—	—	—	(25,495)	—	—	—	(25,495)
Balance at March 31, 2021	$265	25	1,627	9,563,275	15,597	3,217,724	11,719	12,810,232

					Accumulated
				Additional	other
	Common stock			paid-in	comprehensive	Retained
	Series A	Series B	Series C	capital	earnings	earnings	Total equity

	amounts in thousands
Balance at January 1, 2020	$265	25	1,529	7,890,084	8,158	2,767,885	10,667,946
Net earnings (loss)	—	—	—	—	—	(7,842)	(7,842)
Stock-based compensation	—	—	—	1,805	—	—	1,805
Issuance of common stock upon exercise of stock options	—	—	1	3	—	—	4
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1,944)	—	—	(1,944)
Noncontrolling interest activity at Charter	—	—	—	(12,998)	—	—	(12,998)
Balance at March 31, 2020	$265	25	1,530	7,876,950	8,158	2,760,043	10,646,971

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

Liberty Broadband Corporation (“Liberty Broadband”, “the Company,” “us,” “we” and “our”), is primarily comprised of a wholly owned subsidiary, GCI Holdings, LLC (“GCI Holdings”) (as of December 18, 2020) and an equity method investment in Charter Communications, Inc. (“Charter”).  During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly owned subsidiary, Liberty Broadband, and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”).

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2020. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) the application of the equity method of accounting for its affiliates, (ii) non-recurring fair value measurements of non-financial instruments and (iii) accounting for income taxes to be its most significant estimates.

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread through China and internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices, which has caused a significant disruption to most sectors of the economy.

We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities.  Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the condensed consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

Through a number of prior years’ transactions, including the Combination, Liberty Broadband has acquired an interest in Charter.  Liberty Broadband holds an investment in Charter that is accounted for using the equity method. Liberty Broadband does not control the decision making process or business management practices of this affiliate. Accordingly, Liberty Broadband relies on the management of this affiliate to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on audit reports that are provided by the affiliate's independent auditor on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Liberty Broadband's condensed consolidated financial statements.

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

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support.  In December 2019, the Company entered into an amendment to the services agreement with Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., GCI Liberty, and Qurate Retail, Inc. (“Qurate Retail”) (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement, currently set at 18% for the Company but subject to adjustment on an annual basis upon the occurrence of certain events. Following the Combination, GCI Liberty no longer participates in the services agreement arrangement.

Additionally, in connection with a prior transaction, GCI Liberty and Qurate Retail (for accounting purposes a related party of the Company) entered into a tax sharing agreement, which was assumed by Liberty Broadband as a result of the Combination.  The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and Liberty Broadband and other agreements related to tax matters.

Under these various agreements, amounts reimbursable to Liberty were approximately $3.5 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.  Liberty Broadband had a tax sharing receivable with Qurate Retail of $110.0 million and $119.0 million as of March 31, 2021 and December 31, 2020, respectively, of which $23.7 million and $24.4 million was in Other current assets as of March 31, 2021 and December 31, 2020, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2) Earnings Attributable to Liberty Broadband Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.  Excluded from diluted EPS for the three months ended March 31, 2021 and 2020 are 893 thousand and zero potential common shares, respectively, because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months
	ended	ended
	March 31, 2021	March 31, 2020

	(numbers of shares in thousands)
Basic WASO	194,433	181,902
Potentially dilutive shares (1)	1,681	906
Diluted WASO	196,114	182,808

(1)   Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

(3) Acquisition

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The preliminary acquisition purchase price allocation for GCI Liberty is as follows (amounts in thousands):

Cash and cash equivalents including restricted cash	$592,240
Receivables	339,061
Property and equipment	1,108,588
Goodwill	758,189
Investment in Charter	3,493,677
Intangible assets not subject to amortization	586,500
Intangible assets subject to amortization	638,855
Other assets	302,570
Deferred revenue	(60,292)
Debt, including obligations under tower and finance leases	(2,772,147)
Indemnification liability	(336,141)
Deferred income tax liabilities	(1,018,993)
Preferred stock	(202,944)
Non-controlling interest	(11,771)
Other liabilities	(357,443)
$3,059,949

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and non-contractual relationships. Amortizable intangible assets of $638.9 million were acquired and are comprised of customer relationships with a weighted average useful life of approximately 14 years and right-to-use assets with a weighted average useful life of approximately 12 years. Approximately $134.3 million of the acquired goodwill will be deductible for income tax purposes. As of March 31, 2021, the valuation related to the acquisition of GCI Liberty is not final, and the acquisition price allocation is preliminary and subject to revision.  The primary areas of our acquisition price allocation that changed from the initial allocation relate to an increase to property and equipment of $3.5 million, an increase to goodwill of $19.1 million, an increase to intangible assets not subject to amortization of $5.0 million, a decrease to intangible assets subject to amortization of $35.0 million and an increase to deferred income tax liabilities of $7.4 million. The primary areas of the acquisition price allocation that are not yet finalized are related to property and equipment, intangible assets, liabilities, deferred income tax liabilities, and discount rates used to determine the fair value of intangible assets.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The unaudited pro forma revenue, net earnings and basic and diluted net earnings per common share of Liberty Broadband, prepared utilizing the historical financial statements of Liberty Broadband, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition discussed above occurred on January 1, 2019, are as follows:

Three months ended
March 31, 2020
amounts in thousands,
except per share amounts
Revenue	$238,383
Net earnings (loss)	$12,318
Net earnings (loss) attributable to Liberty Broadband shareholders	$12,343
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$0.07
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$0.07

The pro forma results include adjustments directly attributable to the business combination including adjustments related to the amortization of acquired tangible and intangible assets, revenue, interest expense, stock-based compensation, and the exclusion of transaction related costs. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition had occurred previously and the Company consolidated the results of GCI Liberty during the period presented.

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

The Company’s assets and (liabilities) measured at fair value are as follows:

	March 31, 2021			December 31, 2020
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in thousands
Cash equivalents	$1,108,784	1,108,784	—	1,368,176	1,368,176	—
Indemnification obligation	$292,873	—	292,873	344,643	—	344,643
Exchangeable senior debentures	$1,424,341	—	1,424,341	1,472,125	—	1,472,125

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with the Combination,  Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”), a subsidiary of Qurate Retail, for certain payments made to holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

"LI LLC 1.75% Exchangeable Debentures"). An indemnity obligation in the amount of $336.1 million was recorded upon completion of the Combination. The indemnification liability due to LI LLC pertains to the holders’ ability to exercise their exchange right according to the terms of the LI LLC 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the LI LLC 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the condensed consolidated balance sheets as of March 31, 2021 represents the fair value of the estimated exchange feature included in the LI LLC 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of March 31, 2021, a holder of the LI LLC 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification obligation is included as a current liability in the Company’s condensed consolidated balance sheets.

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt (with the exception of the 1.75% Debentures (defined in note 7)) and long-term debt (with the exception of the 1.25% Debentures and the 2.75% Debentures (defined in note 7)). With the exception of long-term debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of our long-term debt bears interest at a variable rate and therefore is also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2021	2020

	amounts in thousands
Indemnification obligation	$51,770	—
Exchangeable senior debentures (1)	47,578	—
	$99,348	—
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a gain of $205 thousand and zero for the three months ended March 31, 2021 and 2020, respectively. The cumulative change was a gain of $8.8 million as of March 31, 2021.

(5) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of March 31, 2021, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $15,735 million and $36,177 million, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

We own an approximate 31.1% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of March 31, 2021.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership ("A/N"), as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (“Equity Cap”).  As of March 31, 2021, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement.  On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 834,576 shares of Charter Class A common stock to Charter for $518.4 million in March 2021 to maintain our fully diluted ownership percentage at 26%.  Subsequent to March 31, 2021, Liberty Broadband sold 735,209 shares of Charter Class A common stock to Charter for $459.7 million in April 2021.

During the three months ended March 31, 2020, Liberty Broadband exercised its preemptive right to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $14.9 million.

Investment in Charter

The excess basis in our investment in Charter of $9,210 million as of March 31, 2021 is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	March 31,	December 31,
	2021	2020
Property and equipment	$766	733
Customer relationships	2,769	2,726
Franchise fees	3,849	3,693
Trademarks	29	29
Goodwill	4,116	3,934
Debt	(626)	(602)
Deferred income tax liability	(1,693)	(1,641)
	$9,210	8,872

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 6 years and 10 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the three months ended March 31, 2021 was primarily due to Charter’s share buyback program, partially offset by Liberty Broadband’s participation in Charter’s share buyback program. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $57.9 million and $40.1 million, net of related taxes, for the three months ended March 31, 2021 and 2020, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had a dilution loss of $82.2 million and $59.3 million during the three months ended March 31, 2021 and 2020, respectively. The dilution losses for the periods presented were attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share, slightly offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the three months ended March 31, 2021.

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheets

	March 31, 2021	December 31, 2020
Current assets	$3,663	3,909
Property and equipment, net	34,184	34,357
Goodwill	29,554	29,554
Intangible assets, net	72,507	72,937
Other assets	3,531	3,449
Total assets	$143,439	144,206
Current liabilities	$9,916	9,875
Deferred income taxes	18,227	18,108
Long-term debt	83,882	81,744
Other liabilities	4,233	4,198
Equity	27,181	30,281
Total liabilities and shareholders’ equity	$143,439	144,206

Charter condensed consolidated statements of operations

	Three months ended
	March 31,
	2021	2020
Revenue	$12,522	11,738
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	7,711	7,432
Depreciation and amortization	2,441	2,497
Other operating expenses, net	302	7
	10,454	9,936
Operating income	2,068	1,802
Interest expense, net	(983)	(980)
Other income (expense), net	52	(326)
Income tax (expense) benefit	(216)	(29)
Net income (loss)	921	467
Less: Net income attributable to noncontrolling interests	(114)	(71)
Net income (loss) attributable to Charter shareholders	$807	396

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Intangible Assets

Intangible Assets Subject to Amortization, net

	March 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in thousands
Customer relationships	$515,000	(14,975)	500,025	560,212	(13,687)	546,525
Other amortizable intangibles	133,840	(8,909)	124,931	137,315	(9,791)	127,524
Total	$648,840	(23,884)	624,956	697,527	(23,478)	674,049

Amortization expense for intangible assets with finite useful lives was $18.6 million and $437.0 thousand for the three months ended March 31, 2021 and 2020, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Remainder of 2021	$55,172
2022	$63,880
2023	$57,570
2024	$51,698
2025	$50,246

(7) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	March 31,	March 31,	December 31,
	2021	2021	2020
	amounts in thousands
Margin Loan Facility	$2,000,000	2,000,000	2,000,000
2.75% Exchangeable Senior Debentures due 2050	575,000	588,064	608,804
1.25% Exchangeable Senior Debentures due 2050	825,000	811,536	836,971
1.75% Exchangeable Senior Debentures due 2046	14,536	24,741	26,350
Senior notes	600,000	634,697	635,683
Senior credit facility	523,000	523,000	704,000
Wells Fargo note payable	6,273	6,273	6,442
Deferred financing costs	—	(1,714)	(2,017)
Total debt	$4,543,809	4,586,597	4,816,233
Debt classified as current		(29,425)	(31,026)
Total long-term debt		$4,557,172	4,785,207

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

SPV drew down an additional $25 million on July 31, 2020 and an additional $100 million on August 20, 2020 on the Margin Loan Facility.  Upon the completion of the Combination on December 18, 2020, SPV borrowed an additional $1.3 billion on the Margin Loan Facility in order to repay an existing margin loan at GCI Liberty (the “Incremental Facility”).  Outstanding borrowings under the Margin Loan Facility were $2.0 billion at both March 31, 2021 and December 31, 2020. As of March 31, 2021, SPV was permitted to borrow an additional $300.0 million, subject to certain funding conditions, which may be drawn through August 12, 2021. The maturity date of the loans under the Margin Loan Agreement is August 24, 2022 (except for any additional loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Prior to the completion of the Combination, borrowings under the Margin Loan Agreement bore interest at the three-month LIBOR rate plus a per annum spread of 1.5%, which increased to a per annum spread of 1.85% from and after the completion of the Combination. The Margin Loan Agreement also provides for customary LIBOR replacement provisions.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of March 31, 2021, 12.3 million shares of Charter with a value of $7.6 billion were pledged as collateral pursuant to the Margin Loan Agreement.

Exchangeable Senior Debentures

The Company has elected to account for all of its exchangeable senior debentures at fair value in its condensed consolidated financial statements.  Accordingly, changes in the fair value of these instruments are recognized in unrealized gains (losses) in the accompanying condensed consolidated statements of operations.  See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of March 31, 2021, a holder of the Company’s 2.75% Exchangeable Senior Debentures due 2050 (the “2.75% Debentures”) or a holder of the Company’s 1.25% Exchangeable Senior Debentures due 2050 (the “1.25% Debentures) does not have the ability to exchange and, accordingly, the 2.75% Debentures and 1.25% Debentures are classified as long-term debt in the condensed consolidated balance sheets.  As of March 31, 2021, the holders of the 1.75% exchangeable senior debentures due 2046 (the “1.75% Debentures), which were issued by GCI Liberty and assumed in connection with the closing of the Combination, will have the ability to exchange their debentures for the period from April 1, 2021 through June 30, 2021 given that the trading value of the reference shares exceeded 130% of the par value for twenty of the last thirty trading days in the fourth quarter of 2020.  Given the holders’ ability to exchange the debentures within a one-year period from the balance sheet date and the Company’s option to settle any exchange in cash, shares of Charter Class A common stock, or a combination of cash and shares of Charter Class A common stock, the 1.75% Debentures have been classified as current within the condensed consolidated balance sheets as of March 31, 2021. The Company reviews the terms of all the debentures on a quarterly basis to determine whether an event has occurred to require current classification on the condensed consolidated balance sheets.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Senior Notes

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company.  GCI, LLC is the issuer of $600.0 million 4.75% senior notes due 2028 (the “Senior Notes”).  The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured.  Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $34.7 million at March 31, 2021. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

Senior Credit Facility

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company.  GCI, LLC is the borrower under the Senior Credit Facility (as defined below).

On October 15, 2020, GCI, LLC entered into a Seventh Amended and Restated Credit Agreement (the “Senior Credit Facility”), which includes a $550.0 million revolving credit facility, with a $25 million sub-limit for standby letters of credit, and a $400.0 million Term Loan B. The borrowings under the Senior Credit Facility bear interest at either the alternate base rate or LIBOR (based on an interest period selected by GCI, LLC of one month, two months, three months or six months) at the election of GCI, LLC in each case plus a margin. The revolving credit facility borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Term Loan B borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin of 1.75%. Term Loan B borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin of 2.75% with a LIBOR floor of 0.75%.

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

GCI, LLC’s Senior Credit Facility Total Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 6.50 to 1.00, the Secured Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 4.50 to 1.00 and the First Lien Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 4.00 to 1.00.

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

As of March 31, 2021, there was $398.0 million outstanding under the Term Loan B, $125.0 million outstanding under the revolving portion of the Senior Credit Facility and $3.2 million in letters of credit under the Senior Credit Facility, leaving $421.8 million available for borrowing.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three months ended March 31, 2021, GCI, LLC repaid $180 million on its revolving credit facility and completed an internal restructuring whereby GCI, LLC transferred the subsidiary that holds the Charter shares formerly beneficially owned by GCI Liberty to Liberty Broadband parent.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of March 31, 2021.

Fair Value of Debt

The fair value of the Senior Notes was $531.1 million at March 31, 2021.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at March 31, 2021.

(8) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.

Liberty Broadband Preferred Stock was issued as a result of the Combination on December 18, 2020. Each share of GCI Liberty Preferred Stock outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,192,369 shares issued and outstanding at March 31, 2021.  An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s condensed consolidated statements of operations.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On March 15, 2021, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on April 15, 2021 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on March 31, 2021.

(9) Stock-Based Compensation

Liberty Broadband grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock units and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three months
	ended
	March 31,
	2021	2020
Operating expense	$3	1
Selling, general and administrative	9,867	1,800
	$9,870	1,801

Liberty Broadband – Grants of Awards

During the three months ended March 31, 2021, Liberty Broadband granted 167 thousand options to purchase shares of Series C Liberty Broadband common stock to our CEO in connection with his employment agreement. Such options had a GDFV of $40.05 per share and vest on December 31, 2021.

There were no options to purchase shares of Series A or Series B common stock granted during the three months ended March 31, 2021.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2021	3,327	$92.35
Granted	199	$152.25
Exercised	(3)	$73.85
Forfeited/cancelled	—	$—
Outstanding at March 31, 2021	3,523	$95.74	4.9	$202
Exercisable at March 31, 2021	2,052	$59.39	3.8	$186

As of March 31, 2021, Liberty Broadband also had 1 thousand Series A options and 722 thousand Series B options outstanding and exercisable at a WAEP of $35.81 and $96.79, respectively, and a weighted average remaining contractual life of 1.7 years and 1.8 years, respectively.

As of March 31, 2021, the total unrecognized compensation cost related to unvested Awards was approximately $68.9 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

As of March 31, 2021, Liberty Broadband reserved 4.2 million shares of Series A, Series B and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

(10) Commitments and Contingencies

General Litigation

The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

Hollywood Firefighters’ Pension Fund, et al. v. GCI Liberty, Inc., et al. On October 9, 2020, a putative class action complaint was filed by two purported GCI Liberty stockholders in the Court of Chancery of the State of Delaware under the caption Hollywood Firefighters’ Pension Fund, et al. v. GCI Liberty, Inc., et al., Case No. 2020-0880. A new version of the complaint was filed on October 11, 2020. The complaint named as defendants GCI Liberty, as well as the members of the GCI Liberty board of directors. The complaint alleged, among other things, that Mr. Gregory B. Maffei, a director and the President and Chief Executive Officer of Liberty Broadband and, prior to the Combination, GCI Liberty, and Mr. John C. Malone, the Chairman of the Board of Directors of Liberty Broadband and, prior to the Combination, GCI Liberty, in their purported capacities as controlling stockholders and directors of GCI Liberty, and the other directors of GCI Liberty, breached their fiduciary duties by approving the Combination. The complaint also alleged that various prior and current relationships

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

among members of the GCI Liberty special committee, Mr. Malone and Mr. Maffei rendered the members of the GCI Liberty special committee not independent.

The complaint sought certification of a class action, declarations that Messrs. Maffei and Malone and the other directors of GCI Liberty breached their fiduciary duties and the recovery of damages and other relief.

On December 23, 2020, the plaintiffs filed a Second Amended Complaint, which, among other things, included a new count of breach of fiduciary duty against Mr. Maffei and Mr. Gregg Engles, the other former member of the GCI Liberty special committee, and new allegations that the price of GCI Liberty was depressed as a result of statements and omissions by Mr. Maffei in November of 2019.  During the first quarter for 2021, the parties were conducting discovery with the trial scheduled for November 2021.  We believed the lawsuit was without merit.

During March 2021 and in advance of the expenditure of significant time and costs to conduct the depositions proposed to have been taken in this action, the parties began negotiations for a potential settlement of this action. On May 5, 2021, the plaintiffs (on behalf of themselves and other members of a proposed settlement class) and defendants entered into an agreement in principle to settle the litigation pursuant to which the parties agreed that the plaintiffs will dismiss their claims with prejudice, with customary releases, in return for a settlement payment of $110 million, which has been accrued as a current liability in the condensed consolidated balance sheet and recorded as a litigation settlement expense within operating income in the condensed consolidated statements of operations. This agreement will be further codified in a final Stipulation and Agreement of Settlement, which will be subject to approval by the Court.

(11) Segment Information

Liberty Broadband identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings or losses represent 10% or more of Liberty Broadband’s annual pre-tax earnings (losses).

During the first quarter of 2021, as a result of the closing of the Combination on December 18, 2020, Skyhook Holding, Inc., a wholly owned subsidiary of the Company, is no longer significant to the Company and has been included in Corporate and other for presentation purposes. The revised segment reporting structure includes the following reportable segments: (1) GCI Holdings and (2) Charter.  All prior period segment disclosure information has been reclassified to conform to the current reporting structure.  These reclassifications had no effect on our condensed consolidated financial statements in any period.

Liberty Broadband evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA. In addition, Liberty Broadband reviews nonfinancial measures such as subscriber growth.

For the three months ended March 31, 2021, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The accounting policies of the segment that is also a consolidated company are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We have included amounts attributable to Charter in the tables below. Although Liberty Broadband owns less than 100% of the outstanding shares of Charter, 100% of the Charter amounts are included in the tables below and subsequently eliminated in order to reconcile the account totals to the Liberty Broadband condensed consolidated financial statements.

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended
	March 31,
	2021	2020

	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$31,971	—
Data	52,225	—
Video	18,929	—
Voice	3,554	—
Business Revenue
Wireless	18,901	—
Data	90,286	—
Video	802	—
Voice	6,148	—
Lease, grant, and revenue from subsidies	19,400	—
Total GCI Holdings	242,216	—
Corporate and other	4,318	4,104
Total	$246,534	4,104

Charter revenue totaled $12,522 million and $11,738 million for the three months ended March 31, 2021 and 2020, respectively.

The Company had gross receivables of $206.0 million and deferred revenue of $31.0 million at March 31, 2021 from contracts with customers, which amounts exclude receivables and deferred revenue arising from leases, grants, and subsidies. Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three ended March 31, 2021 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $177.4 million in the remainder of 2021, $159.3 million in 2022, $63.3 million in 2023, $25.2 million in 2024 and $54.3 million in 2025 and thereafter.

For segment reporting purposes, Liberty Broadband defines Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses (excluding stock-based compensation and transaction costs). Liberty Broadband believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends.  In addition, this measure allows management to view operating results and perform analytical comparisons and

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, transaction costs, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty Broadband generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2021	2020

	amounts in thousands
GCI Holdings	$96,059	—
Charter	4,643,000	4,389,000
Corporate and other	(13,306)	(4,981)
	4,725,753	4,384,019
Eliminate equity method affiliate	(4,643,000)	(4,389,000)
Consolidated Liberty Broadband	$82,753	(4,981)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Information

	March 31, 2021
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in thousands
GCI Holdings	$3,507,595	391	28,605
Charter	143,439,000	—	1,821,000
Corporate and other	16,983,447	15,735,280	12
	163,930,042	15,735,671	1,849,617
Eliminate equity method affiliate	(143,439,000)	—	(1,821,000)
Consolidated Liberty Broadband	$20,491,042	15,735,671	28,617

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2021	2020

	amounts in thousands
Adjusted OIBDA	$82,753	(4,981)
Stock-based compensation	(9,870)	(1,801)
Depreciation and amortization	(63,762)	(493)
Litigation settlement	(110,000)	—
Operating income (loss)	(100,879)	(7,275)
Interest expense	(33,143)	(5,861)
Share of earnings (loss) of affiliates, net	188,979	61,682
Gain (loss) on dilution of investment in affiliate	(82,215)	(59,325)
Realized and unrealized gains (losses) on financial instruments, net	99,348	—
Other, net	(8,126)	163
Earnings (loss) before income taxes	$63,964	(10,616)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the recognition of deferred revenue; the performance, results of operations and cash flows of our equity affiliate, Charter Communications, Inc. (“Charter”); projected sources and uses of cash; the effects of regulatory developments; the impact of COVID-19 (as defined below); the Rural Healthcare Program; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our, GCI Holdings, LLC (“GCI Holdings”), GCI, LLC, and Charters’ ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our, GCI Holdings, GCI, LLC and Charters’ ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our, GCI Holdings, GCI, LLC and Charters’ significant indebtedness and our, GCI Holdings and Charters’ ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels and the level of activity in the housing sector and economic uncertainty or downturn, including the impact of the novel coronavirus (“COVID-19”) pandemic to GCI Holdings and Charter’s customers and vendors and local, state and federal governmental responses to the pandemic;
●	competition faced by GCI Holdings and Charter;
●	the ability of GCI Holdings and Charter to acquire and retain subscribers;
●	the impact of governmental legislation and regulation including, without limitation, regulations of the Federal Communications Commission (the "FCC"), on GCI Holdings and Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	changes in the cost of programming expenses and the ability of GCI Holdings and Charter to pass on related costs to their customers;
●	changes in the amount of data used on the networks of GCI Holdings and Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of GCI Holdings and Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for the products and services of GCI Holdings and Charter and their ability to adapt to changes in demand;
●	the ability of GCI Holdings and Charter to license or enforce intellectual property rights;
●	natural or man-made disasters, terrorist attacks, pandemics; cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to hire and retain key personnel;
●	risks related to the Investment Company Act of 1940;
●	the outcome of any pending or threatened litigation; and

●	changes to general economic conditions, including economic conditions in Alaska, and their impact on potential customers, vendors and third parties.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is primarily comprised of a wholly owned subsidiary, GCI Holdings (as of December 18, 2020) and an equity method investment in Charter.

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly owned subsidiary, Liberty Broadband, and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”).

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

Through a number of prior years’ transactions, including the Combination, Liberty Broadband has acquired an interest in Charter.

During the first quarter of 2021, as a result of the closing of the Combination on December 18, 2020, Skyhook Holding, Inc., a wholly owned subsidiary of the Company, is no longer significant to the Company and has been included in Corporate and other for presentation purposes. The revised segment reporting structure includes the following reportable segments: (1) GCI Holdings and (2) Charter.  All prior period segment disclosure information has been reclassified to conform to the current reporting structure.  These reclassifications had no effect on our condensed consolidated financial statements in any period.

Update on Economic Conditions

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

The majority of GCI Holdings’ workforce has transitioned to working at home full time and it expects to keep those employees working from home through at least August 2021.

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

The Alaska economy is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. Although Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years, major structural budgetary reforms will be required in order to offset the impact of the COVID-19 pandemic and a decline in oil prices. Although GCI Holdings cannot predict the long-term impact COVID-19 will have on these sectors of the Alaska economy, adverse circumstances in these industries may have an adverse impact on the demand for its products and services and on its results of operations and financial condition.

The Alaska economy is in a recession that started in late 2015 and has continued as a result of the COVID-19 pandemic and continued low oil prices. While it is difficult for GCI Holdings to predict the future impact of a continuing recession on its business, these conditions have had an adverse impact on its business and could continue to adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. Additionally, GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. If that were to occur, GCI Holdings could be required to increase its allowance for doubtful accounts, and the number of days outstanding for its accounts receivable could increase. If the recession continues, it could continue to negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company. As of March 31, 2021, the Company had net accounts receivable from the RHC Program of approximately $100 million, which is included within Trade and other receivables in the condensed consolidated balance sheets.

The Company disclosed, in additional detail, the following items related to GCI Holdings’ involvement in the RHC Program in its Annual Report on Form 10-K for the year ended December 31, 2020:

●	The FCC reduced the rates charged to RHC customers by approximately 26% for the funding year that ended June 30, 2018. An Application for Review is currently with the FCC.
●	The FCC approved the cost-based rural rates GCI Holdings historically applied for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected $174.6 million in accounts receivable relating to these two funding years during the first quarter of 2021.
●	GCI Holdings submitted cost studies for the funding year ending June 30, 2021, which require approval by the FCC. Those studies remain pending before the FCC and we cannot predict when the FCC will act upon them.
●	The RHC Program has a funding cap for each individual funding year that is annually adjusted for inflation, and which the FCC can increase by carrying forward unused funds from prior funding years. In recent years, including the current year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.
●	GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC (the “Enforcement Bureau”) in March 2018 relating to the period beginning January 1, 2015 and including all future periods. GCI Holdings has also received other related inquiries to which it is in the process of responding.
●	GCI Holdings became aware of potential RHC Program compliance issues related to certain of its currently active and expired contracts with certain of its RHC customers.
●	The FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved. On January 19, 2021, the Wireline Competition Bureau of the FCC issued an Order that waives the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Order requires GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ending on June 30, 2021.

The Company does not have any significant updates regarding the items noted above except as discussed in the remainder of this paragraph.  On April 8, 2021, the Wireline Competition Bureau issued an Order further extending the January 19, 2021 waiver to carriers nationwide and eliminating the ability or requirement to use the database to establish the healthcare provider payments for services subsidized by the RHC Telecom Program.  On April 21, 2021, representatives of the Department of Justice informed GCI Holdings that a qui tam action has been filed in the Western District of Washington arising from the subject matter under review by the Enforcement Bureau.  Given the confidentiality of the qui tam process, the Company is unable to assess the ultimate outcome of this action and whether any type of fine or penalty would ultimately be assessed as is permitted under the applicable law.

Charter

In the first quarters of both 2021 and 2020, the COVID-19 pandemic has significantly impacted how Charter’s customers use its products and services, how they interact with Charter, and how Charter’s employees work and provide services to customers.  During the first quarter of 2021, customer activity levels remained below normal which contributed to lower operating expense from reduced service transactions and significantly lower bad debt, however, Charter expects those trends to slowly return to pre-COVID-19 levels throughout 2021 as the economy reopens and normal activities resume.

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

Results of Operations—Consolidated—March 31, 2021 and 2020

General.     We provide information regarding our consolidated operating results and other income and expenses, as well as information regarding the contribution to those items from our reportable segments in the tables below. The "Corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. See note 11 to the accompanying condensed consolidated financial statements for more discussion regarding our reportable segments. GCI Holdings’ results are only included in the Company’s consolidated results beginning on December 18, 2020.  For a more detailed discussion and analysis of GCI Holding’s results, see "Results of Operations-GCI Holdings" below.

Consolidated operating results:

	Three months ended
	March 31,
	2021	2020

	amounts in thousands
Revenue
GCI Holdings	$242,216	—
Corporate and other	4,318	4,104
Consolidated	$246,534	4,104

Operating Income (Loss)
GCI Holdings	$28,748	—
Corporate and other	(129,627)	(7,275)
Consolidated	$(100,879)	(7,275)

Adjusted OIBDA
GCI Holdings	$96,059	—
Corporate and other	(13,306)	(4,981)
Consolidated	$82,753	(4,981)

Revenue

Revenue increased $242.4 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The increase in revenue was primarily due to revenue from GCI Holdings as a result of the Combination on December 18, 2020. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Revenue for Corporate and other increased slightly due to increased revenue from both existing and new customers.

Operating Income (Loss)

Consolidated operating loss decreased $93.6 million for the three months ended March 31, 2021, as compared to the corresponding prior year period.  Operating losses for Corporate and other increased $122.4 million for the three months ended March 31, 2021, primarily due to a litigation settlement of $110.0 million, as well as an increase in professional service fees and, to a lesser extent, corporate compensation expense.

Operating income increased at GCI Holdings as a result of the Combination on December 18, 2020.  See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Stock-based compensation

Stock-based compensation expense increased $8.1 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The increase in stock-based compensation expense was primarily due to upfront grants per our CEO’s employment agreement, along with the impact of the Combination.

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

	Three months ended
	March 31,
	2021	2020

	amounts in thousands
Operating income (loss)	$(100,879)	(7,275)
Depreciation and amortization	63,762	493
Stock-based compensation	9,870	1,801
Litigation settlement	110,000	—
Adjusted OIBDA	$82,753	(4,981)

Adjusted OIBDA improved $87.7 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The increase in Adjusted OIBDA was due to the results of operations of GCI Holdings as a result of the Combination, as discussed above, partially offset by increases in corporate professional service fees and compensation expense.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2021	2020

	amounts in thousands
Other income (expense):
Interest expense	$(33,143)	(5,861)
Share of earnings (losses) of affiliates	188,979	61,682
Gain (loss) on dilution of investment in affiliate	(82,215)	(59,325)
Realized and unrealized gains (losses) on financial instruments, net	99,348	—
Other, net	(8,126)	163
	$164,843	(3,341)

Interest expense

Interest expense increased $27.3 million during the three months ended March 31, 2021, respectively, as compared to the corresponding period in the prior year.  The increases were driven by additional amounts outstanding on the Margin Loan Facility (as defined in note 7 to the accompanying condensed consolidated financial statements), the 2.75% Exchangeable Senior Debentures due 2050 that were issued in August 2020 and the 1.25% Exchangeable Senior Debentures due 2050 that were issued in November 2020, as well as interest associated with all the debt instruments assumed by the Company as a result of the Combination.

Share of earnings (losses) of affiliates

Share of earnings of affiliates increased $127.3 million during the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $57.9 million and $40.1 million, net of related taxes, for the three months ended March 31, 2021 and 2020, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to the acquisition of GCI Liberty’s Charter shares in the Combination, as well as Charter’s share buyback program. The change in the share of earnings of affiliates in the three months ended March 31, 2021, as compared to the corresponding period in the prior year, was the result of the corresponding change in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Revenue	$12,522	11,738
Operating expenses, excluding stock-based compensation	(7,879)	(7,349)
Adjusted OIBDA	4,643	4,389
Depreciation and amortization	(2,441)	(2,497)
Stock-based compensation	(134)	(90)
Operating income	2,068	1,802
Other expenses, net	(931)	(1,306)
Net earnings (loss) before income taxes	1,137	496
Income tax benefit (expense)	(216)	(29)
Net earnings (loss)	$921	467

Charter net earnings increased $454 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year.

Charter’s revenue increased $784 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year, primarily due to increases in the number of residential Internet and mobile customers and price adjustments.

During the three months ended March 31, 2021, operating expenses, excluding stock-based compensation, increased $530 million as compared to the corresponding period in the prior year. Operating costs increased primarily due to increased mobile device costs and mobile service, customer acquisition and operating costs due to increased mobile lines, as well as increased programming costs.  Operating costs also increased due to increased litigation settlements, including the tentative settlement with Sprint Communications Company L.P. (“Sprint”) and T-Mobile USA, Inc. ("T-Mobile") for $220 million.

Programming costs increased as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent offset by a higher mix of lower cost video packages within Charter’s video customer base.  Charter expects programming rates per customer will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming. Charter has been unable to fully pass these increases on to its customers and does not expect to be able to do so in the future without a potential loss of customers.

Charter’s Adjusted OIBDA for the three months ended March 31, 2021 increased for the reasons described above.

Depreciation and amortization expense decreased $56 million during the three months ended March 31, 2021, respectively, as compared to the corresponding period in the prior year primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by other expenses, net which decreased $375 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The decrease in other expenses, net was primarily due to increased gains on financial instruments.

Income tax expense increased $187 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. Income tax expense increased during the three months ended March 31, 2021 as compared to the corresponding period in the prior year, primarily as a result of higher pretax income.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased by $22.9 million during the three months ended March 31, 2021, as compared to the corresponding period in the prior year, primarily due to an increase in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share, slightly offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the three months ended March 31, 2021. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2021	2020

	amounts in thousands
Indemnification obligation	$51,770	—
Exchangeable senior debentures	47,578	—
	$99,348	—

The increase for the three months ended March 31, 2021 was primarily related to the assumption of the indemnification obligation by the Company as a result of the Combination (see note 4 in the accompanying condensed consolidated financial statements for additional discussion).  The increase for the three months ended March 31, 2021 was additionally impacted by the changes in fair value of the 2.75% Exchangeable Senior Debentures due 2050, the 1.25% Exchangeable Senior Debentures due 2050 and the 1.75% Exchangeable Senior Debentures due 2046 related to changes in market price of underlying Charter stock (see notes 4 and 7 in the accompanying condensed consolidated financial statements for additional discussion).

Other, net

Other, net decreased $8.3 million for the three months ended March 31, 2021, respectively, as compared to the corresponding period in the prior year.  The decrease in 2021 was primarily due to a tax sharing receivable with Qurate Retail that resulted in losses of $9.0 million for the three months ended March 31, 2021, partially offset by other income. See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying condensed consolidated financial statements.

Income taxes

Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended
	March 31,
	2021	2020

	amounts in thousands
Earnings (loss) before income taxes	$63,964	(10,616)
Income tax (expense) benefit	(11,785)	2,774
Effective income tax rate	18.4%	26.1%

The difference between the effective income tax rate of 18.4% and the U.S. Federal income tax rate of 21% for the three months ended March 31, 2021 was primarily due to tax benefits from a change in effective tax rate used to measure deferred taxes on certain Charter shares and from the accrual of non-taxable equity contributions related to the indemnification agreement between Liberty Broadband and Qurate Retail, partially offset by a non-deductible litigation settlement.  The difference between the effective income tax rate of 26.1% and the U.S. Federal income tax rate of 21% for the three months ended March 31, 2020 was primarily due to the effect of state income taxes.

Net earnings (loss)

The Company had net earnings of $52.2 million and net losses of $7.8 million for the three months ended March 31, 2021 and 2020, respectively.  The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other income and expenses.

Liquidity and Capital Resources

As of March 31, 2021, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), monetization of our investments (including Charter Repurchases (discussed below)), outstanding or anticipated debt facilities, including $300.0 million available to be drawn under the Margin Loan Facility (as defined in note 7 to the accompanying condensed consolidated financial statements) until August 12, 2021, debt and equity issuances, and dividend and interest receipts.

As of March 31, 2021, Liberty Broadband had a cash balance of $1,177 million.

	Three months ended March 31,
	2021	2020

	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$192,964	(14,501)
Net cash provided (used) by investing activities	$489,929	(14,925)
Net cash provided (used) by financing activities	$(923,463)	(1,941)

The increase in cash provided by operating activities in the three months ended March 31, 2021, as compared to the corresponding period in the prior year, was primarily driven by increased activity in working capital accounts due to the Combination.

During the three months ended March 31, 2021, net cash flows provided by investing activities were primarily related to the sale of 834,576 shares of Charter Class A common stock to Charter for $518.4 million in March 2021 to maintain our fully diluted ownership percentage at 26%.  In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 5 to the accompanying condensed consolidated financial statements). The Company expects the Charter Repurchases to be a significant source of liquidity in future periods.

During the three months ended March 31, 2021, net cash flows used in financing activities were primarily repurchases of Series C Liberty Broadband common stock of $738.4 million, as well as repayment by GCI, LLC of approximately $180 million on its revolving credit facility.

The projected uses of our cash for the remainder of 2021 are the potential buyback of common stock under the approved share buyback program, capital expenditures of approximately $100 million, approximately $95 million for interest payments on outstanding debt, approximately $10 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to reimburse Liberty for amounts due under various agreements, to fund potential investment opportunities, and to refinance Liberty Broadband’s margin loan, under its Margin Loan Facility, maturing in 2022. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Results of Operations—GCI Holdings, LLC

As described in notes 1 and 3 to the accompanying condensed consolidated financial statements, Liberty Broadband acquired GCI Holdings in the Combination on December 18, 2020.  As GCI Holdings’ results are only included in the Company’s results since December 18, 2020, we believe a discussion of GCI Holdings’ results for a comparative two year period promotes a better understanding of GCI Holdings’ operations.  For comparison and discussion purposes the Company is presenting (a) the results of GCI Holdings for the three months ended March 31, 2021 as included in the condensed consolidated financial statements of the Company and (b) the actual historical results of GCI Holdings for 2020, exclusive of the effects of acquisition accounting since the period is prior to the Combination. The most significant effect of acquisition accounting is an increase to depreciation and amortization as compared to prior periods as a result of an increase in fair values of depreciable and amortizable assets. This historical financial information of GCI Holdings can be found in historical filings of GCI Liberty, Inc. The financial information below is presented voluntarily and does not purport to represent what the results of operations of GCI Holdings would have been if it were a wholly owned subsidiary of Liberty Broadband for the periods presented or to project the results of operations of GCI Holdings for any future periods.

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	March 31,
	2021	2020
Consumer
Wireless:
Revenue generating wireless lines in service[1]	181,000	175,000
Non-revenue generating wireless lines in service[2]	1,800	4,500
Wireless lines in service	182,800	179,500
Data:
Revenue generating cable modem subscribers[3]	143,900	128,400
Non-revenue generating cable modem subscribers[4]	—	3,600
Cable modem subscribers	143,900	132,000
Video:
Basic subscribers[5]	71,000	79,200
Homes passed[6]	253,400	253,400
Voice:
Total local access lines in service[7]	37,900	38,900
Business
Wireless:
Revenue generating wireless lines in service[1]	21,400	23,700
Data:
Revenue generating cable modem subscribers[4]	12,900	8,800
Voice:
Total local access lines in service[7]	30,400	34,000

1 A revenue generating wireless line in service is defined as a wireless device with a monthly fee for services.

2 A non-revenue generating wireless line in service is defined as a data-only line with no monthly fee for services.

3  A revenue generating cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

4  A non-revenue generating cable modem subscriber is defined by the provision of basic cable modem service as a promotion to aid those impacted by COVID-19.

5 A basic subscriber is defined by the purchase of basic video service.

6 A home passed is defined as a dwelling unit that can be connected to GCI Holdings’ network without the need of otherwise extending its network.

7 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

GCI Holdings’ operating results for the three months ended March 31, 2021 and 2020 are as follows:

	March 31,
	2021	2020

	amounts in thousands
Revenue	$242,216	231,561
Operating expenses (excluding stock-based compensation included below):
Operating expense	(66,753)	(64,951)
Selling, general and administrative expenses	(79,404)	(80,215)
Adjusted OIBDA	96,059	86,395
Stock-based compensation	(3,599)	(848)
Depreciation and amortization	(63,712)	(62,361)
Operating income (loss)	$28,748	23,186

Revenue

The components of revenue are as follows:

	March 31,
	2021	2020

	amounts in thousands
Consumer
Wireless	$44,388	40,773
Data	52,225	44,294
Video	18,933	20,762
Voice	3,683	4,005
Business
Wireless	20,387	22,489
Data	91,130	84,214
Video	802	4,022
Voice	10,668	11,002
Total revenue	$242,216	231,561

Consumer wireless revenue increased $3.6 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The increase in revenue in 2021 was primarily due to increased plan service fee revenue of $1.6 million, driven by an increase in the number of subscribers and subscribers’ selection of plans with higher recurring monthly charges that offer higher usage limits and increased equipment sales revenue of $1.5 million driven by an increase in the number of handsets sold in 2021.

Consumer data revenue increased $7.9 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The increase in 2021 was driven by an increase in the number of subscribers and the subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer video revenue decreased $1.8 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The decrease in 2021 was due to a $2.7 million decrease in plan service fee revenue driven by a decrease in the number of subscribers. The decrease was partially offset by a $1.3 million increase in advertising revenue driven by a reorganization effective August 1, 2020. The Company transitioned its advertising sales to Consumer video following the sale of the Company’s broadcast television station.

Consumer voice revenue decreased $0.3 million for the three months ended March 31, 2021, as compared to the corresponding prior year periods. The decrease in 2021 was primarily due to a reduction in the number of customers.

Business wireless revenue decreased $2.1 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The decrease in 2021 was primarily due to a decrease in grant revenue.

Business data revenue increased $6.9 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The increase in 2021 was due to a $16.2 million increase in data and transport revenue driven by increased sales to school and medical customers for service upgrades. The increases were partially offset by the absence of $9 million recorded in the first quarter of 2020 for a RHC customer whose funding was initially denied and a $3.9 million decrease in professional services revenue driven by a reduction in time and materials project work.

Business video revenue decreased $3.2 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The decrease in 2021 was primarily due to the sale of the Company’s broadcast television station in the third quarter of 2020.

Business voice revenue decreased $0.3 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The decrease in 2021 was driven by a decrease in local service lines.

Operating expenses increased $1.8 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The increase in 2021 was primarily due to a $5.2 million increase in costs to operate our network driven by the increase in demand from school and medical customers and a $2.3 million increase in wireless equipment costs driven by an increase in the number of handsets sold. The increase is partially offset by decreases of $2.7 million in professional services costs driven by a reduction in time and materials project work and $2.9 million in video costs driven by the sale of the Company’s broadcast television station in the third quarter of 2020 and a decrease in costs paid to content producers driven by a decrease in video subscribers.

Selling, general and administrative expenses decreased $0.8 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The decrease in 2021 was primarily due to a $2.3 million decrease in bad debt expense and $0.7 million decrease in legal and compliance costs. The decrease was partially offset by a $2.1 million increase in labor costs.

Stock-based compensation increased $2.8 million for the three months ended March 31, 2021, as compared to the corresponding prior year period.  Stock-based compensation expense for the three months ended March 31, 2020 included the reversal of expense for performance-based awards that did not vest due to a shortfall in certain financial metrics and qualitative criteria.  Stock-based compensation also increased due to the fair value assigned to converted Awards as part of the modification as a result of the Combination.

Depreciation and amortization increased $1.4 million for the three months ended March 31, 2021, as compared to the corresponding prior year period. The increase in 2021 was primarily due to an increase in assets placed in service since January 1, 2020 and higher amortization expense because of an accelerated recognition pattern for amortizing intangibles as a result of the Combination.

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

Liberty Broadband’s borrowings under the Margin Loan Agreement (as defined in note 7 of the accompanying condensed consolidated financial statements) and the Senior Credit Facility (as defined in note 7 of the accompanying condensed consolidated financial statements) carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings.  The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate.  The outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.  The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments.  In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, Liberty Broadband has incorporated alternative reference rates when amending these facilities, as applicable.

As of March 31, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$529,273	3.1%	$600,000	4.8%
Corporate and other	$2,000,000	2.1%	$1,414,536	1.9%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2021 because of the material weakness in our internal control over financial reporting at our wholly owned subsidiary, GCI Holdings, as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Management is monitoring the implementation of the remediation plan described in the 2020 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2021, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies at GCI Holdings. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness as set forth in Part II, Item 9A in the 2020 Form 10-K, the Company developed a plan to remediate the material weakness at GCI Holdings. Remediation activities include:

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

The Company believes the foregoing efforts will effectively remediate the material weakness described in Part II, Item 9A in the 2020 Form 10-K. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. The Company's remediation efforts are underway; however, there is no assurance that the remediation efforts will be effective in the future or that additional material weaknesses will not develop or be identified.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in the Forms 10-K, except as described below.

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

The complaint sought certification of a class action, declarations that Messrs. Maffei and Malone and the other directors of GCI Liberty breached their fiduciary duties and the recovery of damages and other relief.

On December 23, 2020, the plaintiffs filed a Second Amended Complaint, which, among other things, included a new count of breach of fiduciary duty against Mr. Maffei and Mr. Gregg Engles, the other former member of the GCI Liberty special committee, and new allegations that the price of GCI Liberty was depressed as a result of statements and omissions by Mr. Maffei in November of 2019.  During the first quarter for 2021, the parties were conducting discovery with the trial scheduled for November 2021.  We believed the lawsuit was without merit.

During March 2021 and in advance of the expenditure of significant time and costs to conduct the depositions proposed to have been taken in this action, the parties began negotiations with the class of plaintiffs for a potential settlement of this action. On May 5, 2021, the plaintiffs (on behalf of themselves and other members of a proposed settlement class) and defendants entered into an agreement in principle to settle the litigation pursuant to which the parties agreed that the plaintiffs will dismiss their claims with prejudice, with customary releases, in return for a settlement payment of $110 million to be paid by Merger LLC (as successor-by-merger to GCI Liberty, Inc.) and/or insurers for the defendants and for GCI Liberty.  This agreement will be further codified in a final Stipulation and Agreement of Settlement, which will be subject to approval by the Court.

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

Sprint filed a patent suit against Charter and Bright House on December 2, 2017 in the United States District Court for the District of Delaware.  This suit alleges infringement of 9 patents related to the Company's provision of Voice over Internet Protocol (“VoIP”) services.  Sprint previously sued TWC with respect to eight of these patents and obtained a final judgment of $151 million inclusive of interest and costs, which Charter paid in November 2019.  Charter has also brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the United States District Court for the District of Delaware implicating

Sprint's LTE technology and a similar suit against T-Mobile in the United States District Court for the Western District of Texas.

Sprint filed a subsequent patent suit against Charter on May 17, 2018 in the United States District Court for the Eastern District of Virginia.  This suit alleges infringement of two patents related to Charter's video on demand services.  The court transferred this case to the United States District Court for the District of Delaware on December 20, 2018 pursuant to an agreement between the parties.

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

Charter, T-Mobile and Sprint have tentatively reached a settlement of all of the foregoing suits that would result in a payment of $220 million by Charter to T-Mobile.  Charter can give no assurance that this tentative settlement will be finalized.  Pending finalization of the settlement and in the event the settlement is not finalized, Charter will vigorously defend these Sprint suits and prosecute the suits it has brought against T-Mobile and Sprint.  While Charter is unable to predict the outcome of these lawsuits, it does not expect that the litigation will have a material effect on its operations, financial condition, or cash flows.

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

A summary of the repurchase activity for the three months ended March 31, 2021 is as follows:

	Series C Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1 - 31, 2021	1,204,926	$152.89	1,204,926	$421	million
February 1 - 28, 2021	1,202,145	$149.22	1,202,145	$2,472	million
March 1 - 31, 2021	2,448,831	$153.06	2,448,831	$2,097	million
Total	4,855,902	$152.06	4,855,902

There were no repurchases of Liberty Broadband Series A or Series B common stock during the three months ended March 31, 2021.

During the three months ended March 31, 2021, zero shares of Liberty Broadband Series A common stock, zero shares of Liberty Broadband Series B common stock, 1,948 shares of Series C common stock and 1,062 shares of Liberty Broadband Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Form of Performance-Based Restricted Stock Units Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers.*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: May 7, 2021	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: May 7, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-4