Form 10-Q
period 2021-06-30
Liberty Broadband Corp
filed 2021-08-06
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of July 31, 2021 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	26,498,671	2,546,048	152,776,743

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2021	2020

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$219,241	1,417,802
Trade and other receivables, net of allowance for doubtful accounts of $1,741 and $10, respectively	233,571	349,256
Other current assets	66,237	79,453
Total current assets	519,049	1,846,511
Investment in Charter, accounted for using the equity method (note 5)	14,947,277	16,178,939
Property and equipment, net	1,046,634	1,098,512
Intangible assets not subject to amortization
Goodwill	764,686	745,577
Cable certificates	550,000	560,000
Other	36,500	21,500
Intangible assets subject to amortization, net (note 6)	606,656	674,049
Tax sharing receivable	108,602	94,549
Other assets, net	195,653	151,487
Total assets	$18,775,057	21,371,124

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2021	2020

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$216,508	97,933
Deferred revenue	30,488	24,926
Current portion of debt, including $27,250 and $26,350 measured at fair value, respectively (note 7)	31,939	31,026
Indemnification obligation (note 4)	385,212	344,643
Other current liabilities	64,726	113,234
Total current liabilities	728,873	611,762
Long-term debt, net, including $1,434,549 and $1,445,775 measured at fair value, respectively (note 7)	3,710,090	4,785,207
Obligations under finance leases and tower obligations, excluding current portion	90,630	92,840
Long-term deferred revenue	37,236	39,649
Deferred income tax liabilities	1,991,624	1,977,643
Preferred stock (note 8)	202,615	202,917
Other liabilities	183,937	146,687
Total liabilities	6,945,005	7,856,705
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 26,498,671 and 26,495,249 at June 30, 2021 and December 31, 2020, respectively	265	265
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,546,048 and 2,549,470 at June 30, 2021 and December 31, 2020, respectively	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 155,067,969 and 167,480,926 at June 30, 2021 and December 31, 2020, respectively	1,551	1,675
Additional paid-in capital	8,530,684	10,319,754
Accumulated other comprehensive earnings, net of taxes	11,870	15,436
Retained earnings	3,273,980	3,165,504
Total stockholders' equity	11,818,375	13,502,659
Non-controlling interests	11,677	11,760
Total equity	11,830,052	13,514,419
Commitments and contingencies (note 10)
Total liabilities and equity	$18,775,057	21,371,124

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in thousands, except per share amounts
Revenue	$242,284	4,114	488,818	8,218
Operating costs and expenses
Operating, including stock-based compensation (note 9)	67,104	2,524	136,282	4,992
Selling, general and administrative, including stock-based compensation and transaction costs (note 9)	110,398	10,930	214,871	19,348
Depreciation and amortization	66,874	492	130,636	985
Litigation settlement	—	—	110,000	—
	244,376	13,946	591,789	25,325
Operating income (loss)	(2,092)	(9,832)	(102,971)	(17,107)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(28,734)	(5,131)	(61,877)	(10,992)
Share of earnings (losses) of affiliates (note 5)	248,848	158,128	437,827	219,810
Gain (loss) on dilution of investment in affiliate (note 5)	(14,538)	(46,001)	(96,753)	(105,326)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(125,064)	—	(25,716)	—
Other, net	22,720	28	14,594	191
Earnings (loss) before income taxes	101,140	97,192	165,104	86,576
Income tax (expense) benefit	(44,926)	(24,978)	(56,711)	(22,204)
Net earnings (loss)	56,214	72,214	108,393	64,372
Less net earnings (loss) attributable to the non-controlling interests	(42)	—	(83)	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$56,256	72,214	108,476	64,372
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.30	0.40	0.57	0.35
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.30	0.39	0.56	0.35

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in thousands
Net earnings (loss)	$56,214	72,214	108,393	64,372
Other comprehensive earnings (loss), net of taxes:
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(3,727)	—	(3,566)	—
Other comprehensive earnings (loss), net of taxes	(3,727)	—	(3,566)	—
Comprehensive earnings (loss)	52,487	72,214	104,827	64,372
Less comprehensive earnings (loss) attributable to the non-controlling interests	(42)	—	(83)	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$52,529	72,214	104,910	64,372

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2021	2020

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$108,393	64,372
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	130,636	985
Stock-based compensation	20,435	3,734
Litigation settlement	110,000	—
Share of (earnings) losses of affiliate, net	(437,827)	(219,810)
(Gain) loss on dilution of investment in affiliate	96,753	105,326
Realized and unrealized (gains) losses on financial instruments, net	25,716	—
Deferred income tax expense (benefit)	(17,968)	22,204
Other, net	(1,682)	625
Changes in operating assets and liabilities:
Current and other assets	137,407	(72)
Payables and other liabilities	(60,406)	6,938
Net cash provided by (used in) operating activities	111,457	(15,698)
Cash flows from investing activities:
Capital expenditures	(50,099)	(35)
Exercise of preemptive right to purchase Charter shares	—	(14,910)
Cash received for Charter shares repurchased by Charter	1,762,555	—
Other investing activities, net	1,762	—
Net cash provided by (used in) investing activities	1,714,218	(14,945)
Cash flows from financing activities:
Borrowings of debt	716,684	—
Repayments of debt, finance leases and tower obligations	(1,781,459)	—
Repurchases of Liberty Broadband common stock	(1,957,030)	—
Other financing activities, net	(1,942)	(1,919)
Net cash provided by (used in) financing activities	(3,023,747)	(1,919)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,198,072)	(32,562)
Cash, cash equivalents and restricted cash, beginning of period	1,433,292	49,724
Cash, cash equivalents and restricted cash, end of period	$235,220	17,162

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	June 30,	December 31,
	2021	2020

	amounts in thousands
Cash and cash equivalents	$219,241	1,417,802
Restricted cash included in other current assets	15,979	15,490
Total cash and cash equivalents and restricted cash at end of period	$235,220	1,433,292

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in thousands
Balance at January 1, 2021	$265	25	1,675	10,319,754	15,436	3,165,504	11,760	13,514,419
Net earnings (loss)	—	—	—	—	—	108,476	(83)	108,393
Other comprehensive loss	—	—	—	—	(3,566)	—	—	(3,566)
Stock-based compensation	—	—	—	20,271	—	—	—	20,271
Issuance of common stock upon exercise of stock options	—	—	—	924	—	—	—	924
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2,866)	—	—	—	(2,866)
Series C Liberty Broadband stock repurchases	—	—	(124)	(1,956,906)	—	—	—	(1,957,030)
Noncontrolling interest activity at Charter and other	—	—	—	149,507	—	—	—	149,507
Balance at June 30, 2021	$265	25	1,551	8,530,684	11,870	3,273,980	11,677	11,830,052

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in thousands
Balance at March 31, 2021	$265	25	1,627	9,563,275	15,597	3,217,724	11,719	12,810,232
Net earnings (loss)	—	—	—	—	—	56,256	(42)	56,214
Other comprehensive loss	—	—	—	—	(3,727)	—	—	(3,727)
Stock-based compensation	—	—	—	10,412	—	—	—	10,412
Issuance of common stock upon exercise of stock options	—	—	—	773	—	—	—	773
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(235)	—	—	—	(235)
Series C Liberty Broadband stock repurchases	—	—	(76)	(1,218,543)	—	—	—	(1,218,619)
Noncontrolling interest activity at Charter and other	—	—	—	175,002	—	—	—	175,002
Balance at June 30, 2021	$265	25	1,551	8,530,684	11,870	3,273,980	11,677	11,830,052

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity (continued)

(unaudited)

					Accumulated
				Additional	other
	Common stock			paid-in	comprehensive	Retained
	Series A	Series B	Series C	capital	earnings	earnings	Total equity

	amounts in thousands
Balance at January 1, 2020	$265	25	1,529	7,890,084	8,158	2,767,885	10,667,946
Net earnings (loss)	—	—	—	—	—	64,372	64,372
Stock-based compensation	—	—	—	3,705	—	—	3,705
Issuance of common stock upon exercise of stock options	—	—	1	25	—	—	26
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2,121)	—	—	(2,121)
Noncontrolling interest activity at Charter	—	—	—	(13,194)	—	—	(13,194)
Balance at June 30, 2020	$265	25	1,530	7,878,499	8,158	2,832,257	10,720,734

					Accumulated
				Additional	other
	Common stock			paid-in	comprehensive	Retained
	Series A	Series B	Series C	capital	earnings	earnings	Total equity

	amounts in thousands
Balance at March 31, 2020	$265	25	1,530	7,876,950	8,158	2,760,043	10,646,971
Net earnings (loss)	—	—	—	—	—	72,214	72,214
Stock-based compensation	—	—	—	1,900	—	—	1,900
Issuance of common stock upon exercise of stock options	—	—	—	23	—	—	23
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(177)	—	—	(177)
Noncontrolling interest activity at Charter	—	—	—	(197)	—	—	(197)
Balance at June 30, 2020	$265	25	1,530	7,878,499	8,158	2,832,257	10,720,734

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Liberty Broadband Corporation and its controlled subsidiaries (collectively, "Liberty Broadband," the "Company," “us,” “we,” or “our” unless the context otherwise requires).  Liberty Broadband Corporation is primarily comprised of a wholly owned subsidiary, GCI Holdings, LLC (“GCI Holdings”) (as of December 18, 2020) and an equity method investment in Charter Communications, Inc. (“Charter”).

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Under these various agreements, amounts reimbursable to Liberty were approximately $3.1 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $6.6 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively.  Liberty Broadband had a tax sharing receivable with Qurate Retail of $108.6 million and $119.0 million as of June 30, 2021 and December 31, 2020, respectively, of which zero and $24.4 million was in Other current assets as of June 30, 2021 and December 31, 2020, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2) Earnings Attributable to Liberty Broadband Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.  Excluded from diluted EPS for the three months ended June 30, 2021 and 2020 are 694 thousand and 5 thousand potential common shares, respectively, because their inclusion would have been antidilutive.  Excluded from diluted EPS for the six months ended June 30, 2021 and 2020 are 694 thousand and 5 thousand potential common shares, respectively, because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(numbers of shares in thousands)
Basic WASO	187,902	181,925	191,150	181,914
Potentially dilutive shares (1)	1,766	921	1,723	913
Diluted WASO	189,668	182,846	192,873	182,827

(1)   Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

(3) Acquisition

On December 18, 2020, the Company completed the Combination with GCI Liberty.  The Company accounted for the Combination using the acquisition method of accounting.

The following details the acquisition consideration as of December 18, 2020 (amounts in thousands), which is primarily based on level 1 inputs:

Fair value of newly issued Liberty Broadband Series C and B common stock [1]	$9,695,184
Fair value of newly issued Liberty Broadband Preferred Stock [2]	202,944
Fair value of share-based payment replacement awards [3]	104,683
Total fair value of consideration	10,002,811
Less: Fair value of Liberty Broadband shares attributable to share repurchase [4]	(6,738,609)
Total fair value of consideration attributable to business combination	3,264,202
Less: Fair value of newly issued Liberty Broadband Preferred Stock[2]	(202,944)
Less: Fair value of share-based payment replacement awards accounted for as liability awards	(1,309)
Total fair value of acquisition consideration to be allocated	$3,059,949
(1)	The fair value of newly issued Series C and B Liberty Broadband common stock was calculated by multiplying (i) the outstanding shares of GCI Liberty Series A and B common stock as of December 18, 2020, (ii) the exchange ratio of 0.580 and (iii) the closing share price of Liberty Broadband Series C and B common stock on December 18, 2020. Liberty Broadband issued 61.3 million shares of Series C common stock and 98 thousand shares of Series B common stock.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2)	The fair value of the newly issued Liberty Broadband Preferred Stock was calculated by multiplying (i) the outstanding shares of GCI Liberty Preferred Stock as of December 18, 2020 and (ii) the closing share price of GCI Liberty Preferred Stock on December 18, 2020. The GCI Liberty Preferred Stock was converted on a one to one ratio into Liberty Broadband Preferred Stock.

(3)	This amount represents the fair value of share-based payment replacement awards.

(4)	GCI Liberty owned approximately 42.7 million shares of Liberty Broadband Series C common stock. The acquisition of Liberty Broadband Series C common stock is accounted for as a share repurchase by Liberty Broadband. This amount was calculated by multiplying (i) the number of shares of Liberty Broadband Series C common stock owned by GCI Liberty as of December 18, 2020 and (ii) the closing share price of Liberty Broadband Series C common stock on December 18, 2020.

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
$3,059,949

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and non-contractual relationships. Amortizable intangible assets of $638.9 million were acquired and are comprised of customer relationships with a weighted average useful life of approximately 14 years and right-to-use assets with a weighted average useful life of approximately 12 years. Approximately $134.3 million of the acquired goodwill will be deductible for income tax purposes. As of June 30, 2021, the valuation related to the acquisition of GCI Liberty is not final, and the acquisition price allocation is preliminary and subject to revision.  The primary areas of our acquisition price allocation that changed from the initial allocation relate to an increase to property and equipment of $3.5 million, an increase to goodwill of $19.1 million, an increase to intangible assets not subject to amortization of $5.0 million, a decrease to intangible assets subject to amortization of $35.0 million and an increase to deferred income tax liabilities of $7.4 million. The primary areas of the acquisition price allocation that are not yet finalized are related to property and equipment, intangible assets, liabilities, deferred income tax liabilities, and discount rates used to determine the fair value of intangible assets.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The unaudited pro forma revenue, net earnings and basic and diluted net earnings per common share of Liberty Broadband, prepared utilizing the historical financial statements of Liberty Broadband, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition discussed above occurred on January 1, 2019, are as follows:

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020

	amounts in thousands,
	except per share amounts
Revenue	$227,380	465,763
Net earnings (loss)	$(5,269)	7,049
Net earnings (loss) attributable to Liberty Broadband shareholders	$(5,243)	7,100
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$(0.03)	0.04
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$(0.03)	0.04

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

The Company’s assets and (liabilities) measured at fair value are as follows:

	June 30, 2021			December 31, 2020
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in thousands
Cash equivalents	$150,156	150,156	—	1,368,176	1,368,176	—
Indemnification obligation	$385,212	—	385,212	344,643	—	344,643
Exchangeable senior debentures	$1,461,799	—	1,461,799	1,472,125	—	1,472,125

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with the Combination,  Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”), a subsidiary of Qurate Retail, for certain payments made to holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

"LI LLC 1.75% Exchangeable Debentures"). An indemnity obligation in the amount of $336.1 million was recorded upon completion of the Combination. The indemnification liability due to LI LLC pertains to the holders’ ability to exercise their exchange right according to the terms of the LI LLC 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the LI LLC 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the condensed consolidated balance sheets as of June 30, 2021 represents the fair value of the estimated exchange feature included in the LI LLC 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of June 30, 2021, a holder of the LI LLC 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification obligation is included as a current liability in the Company’s condensed consolidated balance sheets.

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in thousands
Indemnification obligation	$(92,339)	—	(40,569)	—
Exchangeable senior debentures (1)	(32,725)	—	14,853	—
	$(125,064)	—	(25,716)	—
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a loss of $4.7 million and zero for the three months ended June 30, 2021 and 2020, respectively, and a loss of $4.5 million and zero for the six months ended June 30, 2021 and 2020, respectively. The cumulative change was a gain of $4.1 million as of June 30, 2021.

(5) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of June 30, 2021, the carrying and market value

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

of Liberty Broadband’s ownership in Charter was approximately $14,947 million and $40,909 million, respectively.  We own an approximate 30.8% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of June 30, 2021.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (“Equity Cap”).  As of June 30, 2021, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement.  On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 2,761,608 shares of Charter Class A common stock to Charter for $1,762.6 million during the six months ended June 30, 2021 to maintain our fully diluted ownership percentage at 26%. Subsequent to June 30, 2021, Liberty Broadband sold 404,158 shares of Charter Class A common stock to Charter for $279.2 million in July 2021.

During the three months ended March 31, 2020, Liberty Broadband exercised its preemptive right to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $14.9 million.

Investment in Charter

The excess basis in our investment in Charter of $8,981 million as of June 30, 2021 is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	June 30,	December 31,
	2021	2020
Property and equipment	$706	733
Customer relationships	2,649	2,726
Franchise fees	3,784	3,693
Trademarks	29	29
Goodwill	4,039	3,934
Debt	(584)	(602)
Deferred income tax liability	(1,642)	(1,641)
	$8,981	8,872

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 6 years and 10 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the six months ended June 30, 2021 was primarily due to Charter’s share buyback program, partially offset by Liberty Broadband’s participation in Charter’s share buyback program. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $64.5 million and $41.7 million, net of related taxes, for the three months ended June 30, 2021 and 2020, respectively, and expenses of $122.4 million and $81.8 million, net of related taxes, for the six months ended June 30, 2021 and 2020, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $14.5 million and $46.0 million during the three months ended June 30, 2021 and 2020, respectively, and dilution losses of $96.8 million and $105.3 million during the six months ended June 30, 2021 and 2020, respectively. The dilution losses for the periods presented were attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share, partially offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the three and six months ended June 30, 2021.

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheets

	June 30, 2021	December 31, 2020
Current assets	$4,682	3,909
Property and equipment, net	34,206	34,357
Goodwill	29,554	29,554
Intangible assets, net	72,109	72,937
Other assets	3,475	3,449
Total assets	$144,026	144,206
Current liabilities	$10,038	9,875
Deferred income taxes	18,678	18,108
Long-term debt	86,962	81,744
Other liabilities	4,262	4,198
Equity	24,086	30,281
Total liabilities and shareholders’ equity	$144,026	144,206

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Charter condensed consolidated statements of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$12,802	11,696	25,324	23,434
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	7,882	7,297	15,593	14,729
Depreciation and amortization	2,354	2,428	4,795	4,925
Other operating expenses, net	(9)	2	293	9
	10,227	9,727	20,681	19,663
Operating income	2,575	1,969	4,643	3,771
Interest expense, net	(1,004)	(957)	(1,987)	(1,937)
Other income (expense), net	(132)	30	(80)	(296)
Income tax (expense) benefit	(281)	(166)	(497)	(195)
Net income (loss)	1,158	876	2,079	1,343
Less: Net income attributable to noncontrolling interests	(138)	(110)	(252)	(181)
Net income (loss) attributable to Charter shareholders	$1,020	766	1,827	1,162

(6) Intangible Assets

Intangible Assets Subject to Amortization, net

	June 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in thousands
Customer relationships	$515,000	(26,350)	488,650	560,212	(13,687)	546,525
Other amortizable intangibles	134,210	(16,204)	118,006	137,315	(9,791)	127,524
Total	$649,210	(42,554)	606,656	697,527	(23,478)	674,049

Amortization expense for intangible assets with finite useful lives was $18.7 million and $437.8 thousand for the three months ended June 30, 2021 and 2020, respectively, and $37.3 million and $874.8 thousand for the six months ended June 30, 2021 and 2020, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Remainder of 2021	$36,949
2022	$64,319
2023	$57,928
2024	$51,805
2025	$50,415

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(7) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	June 30,	June 30,	December 31,
	2021	2021	2020
	amounts in thousands
Margin Loan Facility	$1,150,000	1,150,000	2,000,000
2.75% Exchangeable Senior Debentures due 2050	575,000	603,997	608,804
1.25% Exchangeable Senior Debentures due 2050	825,000	830,552	836,971
1.75% Exchangeable Senior Debentures due 2046	14,536	27,250	26,350
Senior notes	600,000	633,701	635,683
Senior credit facility	492,000	492,000	704,000
Wells Fargo note payable	6,104	6,104	6,442
Deferred financing costs	—	(1,575)	(2,017)
Total debt	$3,662,640	3,742,029	4,816,233
Debt classified as current		(31,939)	(31,026)
Total long-term debt		$3,710,090	4,785,207

Margin Loan Facility

On May 12, 2021, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”) entered into Amendment No. 4 to Margin Loan Agreement and Amendment No. 4 to Collateral Account Control Agreement (the “Fourth Amendment”), which amends SPV’s margin loan agreement, dated as of August 31, 2017 (as amended by Amendment No. 1 to Margin Loan Agreement, dated as of August 24, 2018, as further amended by Amendment No. 2 to Margin Loan Agreement and Amendment No. 1 to Collateral Account Control Agreement, dated August 19, 2019, and as further amended by Amendment No. 3 to Margin Loan Agreement and Amendment No. 2 to Collateral Account Control Agreement, dated August 12, 2020, and as otherwise amended, supplemented or modified from time to time, the “Existing Margin Loan Agreement”; the Existing Margin Loan Agreement, as amended by the Fourth Amendment, the “Margin Loan Agreement”), with BNP Paribas, New York Branch (as successor to the Prior Administrative Agent (as defined in the Margin Loan Agreement)), as the administrative agent, BNP Paribas (as successor to the Original Calculation Agent (as defined in the Margin Loan Agreement)), as the calculation agent, the lenders party thereto and, for the limited purposes set forth therein, U.S. Bank National Association, as securities intermediary.  Upon the effectiveness of the Fourth Amendment (the date on which such effectiveness occurred, the “Fourth Amendment Effective Date”), the Margin Loan Agreement provided for (x) a term loan credit facility in an aggregate principal amount of $1.15 billion (the “Term Loan Facility” and proceeds of such facility, the “Term Loans”), (y) a revolving credit facility in an aggregate principal amount of $1.15 billion (the “Revolving Loan Facility” and proceeds of such facility, the “Revolving Loans”; the Revolving Loans, collectively with the Term Loans, the “Loans”) and (z) an uncommitted incremental term loan facility in an aggregate principal amount of up to $200 million (collectively, the “Margin Loan Facility”).  No additional borrowings under the Margin Loan Agreement were made on the Fourth Amendment Effective Date and, after giving effect to the transactions occurring on such date, there were (i) $1.15 billion in Term Loans outstanding under the Term Loan Facility and (ii) $0.00 of Revolving Loans outstanding. SPV’s obligations under the Margin Loan Facility are secured by first priority liens on the shares of Charter owned by SPV.

The Fourth Amendment amends the Existing Margin Loan Agreement to provide for, among other things, (i) the extension of the scheduled maturity date for the Margin Loan Agreement to May 12, 2024 (the “Maturity Date”), (ii) the reclassification of the existing loans and commitments into the Term Loan Facility and the Revolving Loan Facility, as applicable, (iii) the availability of the Revolving Loan Facility from the Fourth Amendment Effective Date to but excluding the earlier of (x) the date that is five business days prior to the Maturity Date and (y) the date of termination of all of the Revolving Loan Facility commitments, (iv) customary LIBOR replacement provisions, (v) a decrease in the Base Spread (as

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

defined below) applicable to all loans funded under the Margin Loan Agreement as set forth therein, (vi) the establishment of Revolving Loan Facility commitment fees applicable to any undrawn Revolving Loan Facility commitments and (vii) certain conforming changes related to the foregoing.  On the Fourth Amendment Effective Date, substantially simultaneously but after the effectiveness of the Fourth Amendment, the Borrower repaid $850 million of outstanding Revolving Loans.

The borrowings under the Revolving Loan Facility are subject to certain customary conditions precedent.  The Loans will accrue interest at a rate equal to the 3-month LIBOR rate plus a per annum spread (the “Base Spread”) (unless and until the replacement of such rate as provided for under the Margin Loan Agreement).

In the third quarter of 2020, SPV drew down an additional $125 million on the existing margin loan facilities in place at the time.  Upon the completion of the Combination on December 18, 2020, SPV borrowed an additional $1.3 billion on the Existing Margin Loan Facility in order to repay an existing margin loan at GCI Liberty.

Outstanding borrowings under the Margin Loan Facility were $1.15 billion and $2.0 billion at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, SPV was permitted to borrow an additional $1.15 billion, subject to certain funding conditions, which may be drawn until five business days prior to the Maturity Date. The maturity date of the loans under the Margin Loan Agreement is May 12, 2024 (except for any additional loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Prior to the completion of the Combination, borrowings under the Margin Loan Agreement bore interest at the three-month LIBOR rate plus a per annum spread of 1.5%, which increased to a per annum spread of 1.85% from and after the completion of the Combination until the Fourth Amendment Effective Date, when the per annum spread decreased to 1.5%.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of June 30, 2021, 12.3 million shares of Charter with a value of $8.9 billion were pledged as collateral pursuant to the Margin Loan Agreement.

Exchangeable Senior Debentures

The Company has elected to account for all of its exchangeable senior debentures at fair value in its condensed consolidated financial statements.  Accordingly, changes in the fair value of these instruments are recognized in unrealized gains (losses) in the accompanying condensed consolidated statements of operations.  See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of June 30, 2021, a holder of the Company’s 2.75% Exchangeable Senior Debentures due 2050 (the “2.75% Debentures”) or a holder of the Company’s 1.25% Exchangeable Senior Debentures due 2050 (the “1.25% Debentures) does not have the ability to exchange and, accordingly, the 2.75% Debentures and 1.25% Debentures are classified as long-term debt in the condensed consolidated balance sheets.  As of June 30, 2021, the holders of the 1.75% exchangeable senior debentures due 2046 (the “1.75% Debentures), which were issued by GCI Liberty and assumed in connection with the closing of the Combination, will have the ability to exchange their debentures for the period from July 1, 2021 through September 30, 2021 given that the trading value of the reference shares exceeded 130% of the par value for twenty of the last thirty trading days in the second quarter of 2021.  Given the holders’ ability to exchange the debentures within a one-year period from the balance sheet date and the Company’s option to settle any exchange in cash, shares of Charter Class A common stock, or a combination of cash and shares of Charter Class A common stock, the 1.75% Debentures have been classified as current within the condensed consolidated balance sheets as of June 30, 2021. The

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Company reviews the terms of all the debentures on a quarterly basis to determine whether an event has occurred to require current classification on the condensed consolidated balance sheets.

Senior Notes

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company.  GCI, LLC is the issuer of $600.0 million 4.75% senior notes due 2028 (the “Senior Notes”).  The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured.  Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $33.7 million at June 30, 2021. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2021, there was $397.0 million outstanding under the Term Loan B, $95.0 million outstanding under the revolving portion of the Senior Credit Facility and $3.2 million in letters of credit under the Senior Credit Facility, leaving $451.8 million available for borrowing.

During the six months ended June 30, 2021, GCI, LLC repaid $210 million on its revolving credit facility and completed an internal restructuring whereby GCI, LLC transferred the subsidiary that holds the Charter shares formerly beneficially owned by GCI Liberty to Liberty Broadband parent.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of June 30, 2021.

Fair Value of Debt

The fair value of the Senior Notes was $618.7 million at June 30, 2021.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at June 30, 2021.

(8) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.

Liberty Broadband Preferred Stock was issued as a result of the Combination on December 18, 2020. Each share of GCI Liberty Preferred Stock outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,192,017 shares issued and outstanding at June 30, 2021.  An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s condensed consolidated statements of operations.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On May 27, 2021, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on July 15, 2021 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on June 30, 2021.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expense	$7	12	10	13
Selling, general and administrative	10,558	1,921	20,425	3,721
	$10,565	1,933	20,435	3,734

Liberty Broadband – Grants of Awards

During the six months ended June 30, 2021, Liberty Broadband granted 167 thousand options to purchase shares of Series C Liberty Broadband common stock to our CEO in connection with his employment agreement. Such options had a GDFV of $40.05 per share and vest on December 31, 2021.

There were no options to purchase shares of Series A or Series B common stock granted during the six months ended June 30, 2021.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2021	3,327	$92.35
Granted	199	$152.25
Exercised	(18)	$67.23
Forfeited/cancelled	—	$—
Outstanding at June 30, 2021	3,508	$95.87	4.6	$273
Exercisable at June 30, 2021	2,037	$59.35	3.6	$233

As of June 30, 2021, Liberty Broadband also had 1 thousand Series A options and 722 thousand Series B options outstanding and exercisable at a WAEP of $35.81 and $96.79, respectively, and a weighted average remaining contractual life of 1.5 years and 1.6 years, respectively.

As of June 30, 2021, the total unrecognized compensation cost related to unvested Awards was approximately $58.9 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.1 years.

As of June 30, 2021, Liberty Broadband reserved 4.2 million shares of Series A, Series B and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

During March 2021 and in advance of the expenditure of significant time and costs to conduct the depositions proposed to have been taken in this action, the parties began negotiations for a potential settlement of this action. On May 5, 2021, the plaintiffs (on behalf of themselves and other members of a proposed settlement class) and defendants entered into an agreement in principle to settle the litigation pursuant to which the parties agreed that the plaintiffs will dismiss their claims with prejudice, with customary releases, in return for a settlement payment of $110 million, which has been accrued as a current liability in the condensed consolidated balance sheet and recorded as a litigation settlement expense within operating income in the condensed consolidated statements of operations. On June 17, 2021, the parties filed a Stipulation and Agreement of Settlement, Compromise, and Release.  On June 30, 2021, the Court preliminarily certified, solely for purposes of effectuating the proposed settlement, the action as a non-opt out class action on behalf of a settlement class consisting of all holders of GCI Liberty Series A common stock as of December 18, 2020.  The court set a settlement hearing for October 5, 2021, to determine whether to permanently certify the class, whether the proposed settlement is fair, reasonable, and adequate to the settlement class, and whether to enter a judgment dismissing the action with prejudice, among other things.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the six months ended June 30, 2021, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$32,343	—	64,314	—
Data	52,661	—	104,886	—
Video	18,704	—	37,633	—
Voice	3,681	—	7,235	—
Business Revenue
Wireless	18,410	—	37,311	—
Data	85,748	—	176,034	—
Video	880	—	1,682	—
Voice	6,008	—	12,156	—
Lease, grant, and revenue from subsidies	19,421	—	38,821	—
Total GCI Holdings	237,856	—	480,072	—
Corporate and other	4,428	4,114	8,746	8,218
Total	$242,284	4,114	488,818	8,218

Charter revenue totaled $12,802 million and $11,696 million for the three months ended June 30, 2021 and 2020, respectively, and $25,324 million and $23,434 million for the six months ended June 30, 2021 and 2020, respectively.

The Company had gross receivables of $240.2 million and deferred revenue of $39.0 million at June 30, 2021 from contracts with customers, which amounts exclude receivables and deferred revenue arising from leases, grants, and subsidies. Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three and six months ended June 30, 2021 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $164.2 million in the remainder of 2021, $232.0 million in 2022, $64.5 million in 2023, $26.1 million in 2024 and $55.8 million in 2025 and thereafter.

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

Adjusted OIBDA is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	amounts in thousands
GCI Holdings	$88,656	—	184,715	—
Charter	5,029,000	4,487,000	9,672,000	8,876,000
Corporate and other	(13,309)	(7,407)	(26,615)	(12,388)
	5,104,347	4,479,593	9,830,100	8,863,612
Eliminate equity method affiliate	(5,029,000)	(4,487,000)	(9,672,000)	(8,876,000)
Consolidated Liberty Broadband	$75,347	(7,407)	158,100	(12,388)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Information

	June 30, 2021
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in thousands
GCI Holdings	$3,527,081	362	50,080
Charter	144,026,000	—	3,702,000
Corporate and other	15,247,976	14,947,692	19
	162,801,057	14,948,054	3,752,099
Eliminate equity method affiliate	(144,026,000)	—	(3,702,000)
Consolidated Liberty Broadband	$18,775,057	14,948,054	50,099

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in thousands
Adjusted OIBDA	$75,347	(7,407)	158,100	(12,388)
Stock-based compensation	(10,565)	(1,933)	(20,435)	(3,734)
Depreciation and amortization	(66,874)	(492)	(130,636)	(985)
Litigation settlement	—	—	(110,000)	—
Operating income (loss)	(2,092)	(9,832)	(102,971)	(17,107)
Interest expense	(28,734)	(5,131)	(61,877)	(10,992)
Share of earnings (loss) of affiliates, net	248,848	158,128	437,827	219,810
Gain (loss) on dilution of investment in affiliate	(14,538)	(46,001)	(96,753)	(105,326)
Realized and unrealized gains (losses) on financial instruments, net	(125,064)	—	(25,716)	—
Other, net	22,720	28	14,594	191
Earnings (loss) before income taxes	$101,140	97,192	165,104	86,576

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

Overview

The information contained herein relates to Liberty Broadband Corporation and its controlled subsidiaries (collectively, "Liberty Broadband," the "Company, "us," "we," or "our" unless the context otherwise requires).  Liberty Broadband Corporation is primarily comprised of a wholly owned subsidiary, GCI Holdings (as of December 18, 2020) and an equity method investment in Charter.

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

The majority of GCI Holdings’ workforce has transitioned to working at home full time and it expects to keep those employees working from home through at least December 2021.

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

The Alaska economy is in a recession that started in late 2015 and has continued as a result of the COVID-19 pandemic. While it is difficult for GCI Holdings to predict the future impact of a continuing recession on its business, these conditions have had an adverse impact on its business and could continue to adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. Additionally, GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. If that were to occur, GCI Holdings could be required to increase its allowance for doubtful accounts, and the number of days outstanding for its accounts receivable could increase. If the recession continues, it could continue to negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company. As of June 30, 2021, the Company had net accounts receivable from the RHC Program of approximately $131 million, which is included within Trade and other receivables in the condensed consolidated balance sheets.

The Company disclosed, in additional detail, the following items related to GCI Holdings’ involvement in the RHC Program in its Annual Report on Form 10-K for the year ended December 31, 2020:

●	The FCC reduced the rates charged to RHC customers by approximately 26% for the funding year that ended June 30, 2018. An Application for Review is currently with the FCC.
●	The FCC approved the cost-based rural rates GCI Holdings historically applied for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected $175.2 million in accounts receivable relating to these two funding years during the first half of 2021.
●	GCI Holdings submitted cost studies for the funding year ended June 30, 2021, which require approval by the FCC. Those studies remain pending before the FCC and we cannot predict when the FCC will act upon them.
●	The RHC Program has a funding cap for each individual funding year that is annually adjusted for inflation, and which the FCC can increase by carrying forward unused funds from prior funding years. In recent years, including the current year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.
●	GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC (the “Enforcement Bureau”) in March 2018 relating to the period beginning January 1, 2015 and including all future periods. GCI Holdings has also received other related inquiries to which it is in the process of responding.
●	GCI Holdings became aware of potential RHC Program compliance issues related to certain of its currently active and expired contracts with certain of its RHC customers.
●	The FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved. On January 19, 2021, the Wireline Competition Bureau of the FCC issued an Order that waives the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Order requires GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ending on June 30, 2021.

The Company does not have any significant updates regarding the items noted above except as discussed in the remainder of this paragraph.  On April 8, 2021, the Wireline Competition Bureau issued an Order further extending the January 19, 2021 waiver to carriers nationwide and eliminating the ability or requirement to use the database to establish the healthcare provider payments for services subsidized by the RHC Telecom Program.  On April 21, 2021, representatives of the Department of Justice informed GCI Holdings that a qui tam action has been filed in the Western District of Washington arising from the subject matter under review by the Enforcement Bureau.  The Department of Justice is investigating whether GCI Holdings submitted false claims and/or statements in connection with GCI’s participation in the FCC’s RHC Program. GCI Holdings is working with the Department of Justice and the Enforcement Bureau related to this matter; however, given the confidentiality of the qui tam process, the Company is unable to assess the ultimate outcome of this action and whether any type of fine or penalty would ultimately be assessed as is permitted under the applicable law.

On May 24, 2021, the FCC approved the cost studies submitted by GCI Holdings for the funding year ended June 30, 2021.

Charter

In the first half of both 2021 and 2020, the COVID-19 pandemic has significantly impacted how Charter’s customers use its products and services, how they interact with Charter, and how Charter’s employees work and provide services to customers.  During the first half of 2021, customer activity levels remained below normal which contributed to lower operating expense from reduced service transactions and significantly lower bad debt, however, those trends are slowly returning to pre-COVID-19 levels and Charter expects that to continue throughout 2021 as the economy reopens and normal activities resume.

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

In May 2021, the FCC introduced the Emergency Broadband Benefit ("EBB") program to help households pay for Internet service.  The EBB program provides eligible low-income households with up to $50 per month toward Internet service.  Charter estimates that the EBB program favorably impacted its net increase in customer relationships by approximately 60,000 for the quarter ended June 30, 2021.  Additional new and existing customers also enrolled in the EBB program.

Results of Operations—Consolidated—June 30, 2021 and 2020

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

Consolidated operating results:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in thousands
Revenue
GCI Holdings	$237,856	—	480,072	—
Corporate and other	4,428	4,114	8,746	8,218
Consolidated	$242,284	4,114	488,818	8,218

Operating Income (Loss)
GCI Holdings	$17,574	—	46,322	—
Corporate and other	(19,666)	(9,832)	(149,293)	(17,107)
Consolidated	$(2,092)	(9,832)	(102,971)	(17,107)

Adjusted OIBDA
GCI Holdings	$88,656	—	184,715	—
Corporate and other	(13,309)	(7,407)	(26,615)	(12,388)
Consolidated	$75,347	(7,407)	158,100	(12,388)

Revenue

Revenue increased $238.2 million and $480.6 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The increases in revenue were primarily due to revenue from GCI

Holdings as a result of the Combination on December 18, 2020. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Revenue for Corporate and other increased slightly due to increased revenue from both existing and new customers.

Operating Income (Loss)

Consolidated operating loss decreased $7.7 million and increased $85.9 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods.  Operating losses for Corporate and other increased $9.8 million and $132.2 million for the three and six months ended June 30, 2021, respectively, primarily due to an increase in professional service fees and corporate compensation expense during both periods, and a litigation settlement of $110.0 million during the six months ended June 30, 2021.

Operating income increased at GCI Holdings as a result of the Combination on December 18, 2020.  See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Stock-based compensation

Stock-based compensation expense increased $8.6 million and $16.7 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The increase in stock-based compensation expense was primarily due to upfront grants per our CEO’s employment agreement, along with the impact of the Combination.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in thousands
Operating income (loss)	$(2,092)	(9,832)	(102,971)	(17,107)
Depreciation and amortization	66,874	492	130,636	985
Stock-based compensation	10,565	1,933	20,435	3,734
Litigation settlement	—	—	110,000	—
Adjusted OIBDA	$75,347	(7,407)	158,100	(12,388)

Adjusted OIBDA improved $82.8 million and $170.5 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The increases in Adjusted OIBDA were due to the results of operations of GCI Holdings as a result of the Combination, as discussed above, partially offset by increases in corporate professional service fees and compensation expense.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in thousands
Other income (expense):
Interest expense	$(28,734)	(5,131)	(61,877)	(10,992)
Share of earnings (losses) of affiliates	248,848	158,128	437,827	219,810
Gain (loss) on dilution of investment in affiliate	(14,538)	(46,001)	(96,753)	(105,326)
Realized and unrealized gains (losses) on financial instruments, net	(125,064)	—	(25,716)	—
Other, net	22,720	28	14,594	191
	$103,232	107,024	268,075	103,683

Interest expense

Interest expense increased $23.6 million and $50.9 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year.  The increases were driven by additional amounts outstanding on the Margin Loan Facility (as defined in note 7 to the accompanying condensed consolidated financial statements), the 2.75% Exchangeable Senior Debentures due 2050 that were issued in August 2020 and the 1.25% Exchangeable Senior Debentures due 2050 that were issued in November 2020, as well as interest associated with all the debt instruments assumed by the Company as a result of the Combination.

Share of earnings (losses) of affiliates

Share of earnings of affiliates increased $90.7 million and $218.0 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $64.5 million and $41.7 million, net of related taxes, for the three months ended June 30, 2021 and 2020, respectively, and $122.4 million and $81.8 million, net of related taxes, for the six months ended June 30, 2021 and 2020, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to the acquisition of GCI Liberty’s Charter shares in the Combination, as well as Charter’s share buyback program. The change in the share of earnings of affiliates in the three and six months ended June 30, 2021, as compared to the corresponding periods in the prior year, was the result of the corresponding change in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Revenue	$12,802	11,696	25,324	23,434
Operating expenses, excluding stock-based compensation	(7,773)	(7,209)	(15,652)	(14,558)
Adjusted OIBDA	5,029	4,487	9,672	8,876
Depreciation and amortization	(2,354)	(2,428)	(4,795)	(4,925)
Stock-based compensation	(100)	(90)	(234)	(180)
Operating income	2,575	1,969	4,643	3,771
Other expenses, net	(1,136)	(927)	(2,067)	(2,233)
Net income (loss) before income taxes	1,439	1,042	2,576	1,538
Income tax (expense) benefit	(281)	(166)	(497)	(195)
Net income (loss)	1,158	876	2,079	1,343
Less: Net income attributable to noncontrolling interests	(138)	(110)	(252)	(181)
Net income (loss) attributable to Charter shareholders	$1,020	766	1,827	1,162

Charter net earnings increased $282 million and $736 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $1,106 million and $1,890 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in the number of residential Internet and mobile customers, price adjustments and an increase in advertising sales.

During the three and six months ended June 30, 2021, operating expenses, excluding stock-based compensation, increased $564 million and $1,094 million, respectively, as compared to the corresponding periods in the prior year. Operating costs increased primarily due to increased regulatory, connectivity and produced content costs, as well as increased mobile and programming costs.  Operating costs for the six months ended June 30, 2021 also increased due to increased litigation settlements, including the tentative settlement with Sprint Communications Company L.P. (“Sprint”) and T-Mobile USA, Inc. ("T-Mobile") for $220 million.

Regulatory, connectivity and produced content increased primarily due to higher sports rights costs as a result of more basketball and baseball games during the first half of 2021 as compared to the corresponding period in 2020 as the prior period had postponement of games and the current period had additional games due to the delayed start of the 2020 – 2021 NBA season as a result of COVID-19.

Mobile costs were comprised of mobile device costs and mobile service, customer acquisition and operating costs.  The increase is attributable to an increase in the number of mobile lines.

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

Charter’s Adjusted OIBDA for the three and six months ended June 30, 2021 increased for the reasons described above.

Depreciation and amortization expense decreased $74 million and $130 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by other expenses, net which increased $209 million and decreased $166 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The changes in other expenses, net were primarily due to changes in gain (loss) on financial instruments, increased other pension benefits, net and changes in gain (loss) on equity investments, net for the periods, including an impairment on equity investments of approximately $165 million during the three and six months ended June 30, 2021.

Income tax expense increased $115 million and $302 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. Income tax expense increased during the three and six months ended June 30, 2021 as compared to the corresponding periods in the prior year, primarily as a result of higher pretax income.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate decreased by $31.5 million and $8.6 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year, primarily due to a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the three and six months ended June 30, 2021, partially offset by increases in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in thousands
Indemnification obligation	$(92,339)	—	(40,569)	—
Exchangeable senior debentures	(32,725)	—	14,853	—
	$(125,064)	—	(25,716)	—

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The increased losses during the three and six months ended June 30, 2021 were primarily related to the assumption of the indemnification obligation by the Company as a result of the Combination (see note 4 in the accompanying condensed consolidated financial statements for additional discussion).  The changes for the three and six months ended June 30, 2021 were additionally impacted by the changes in fair value of the 2.75% Exchangeable Senior Debentures due 2050, the 1.25% Exchangeable Senior Debentures due 2050 and the 1.75% Exchangeable Senior Debentures due 2046 related to changes in market price of underlying Charter stock (see notes 4 and 7 in the accompanying condensed consolidated financial statements for additional discussion).

Other, net

Other, net increased $22.7 million and $14.4 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year.  The increases in 2021 were primarily due to a tax sharing receivable with Qurate Retail that resulted in gains of $22.3 million and $13.3 million for the three and six months ended

June 30, 2021, respectively, as well as increased other income. See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying condensed consolidated financial statements.

Income taxes

Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in thousands
Earnings (loss) before income taxes	$101,140	97,192	$165,104	86,576
Income tax (expense) benefit	(44,926)	(24,978)	(56,711)	(22,204)
Effective income tax rate	44.4%	25.7%	34.3%	25.6%

The difference between the effective income tax rate of 44.4% and the U.S. Federal income tax rate of 21% for the three months ended June 30, 2021 was primarily due to the accrual of non-taxable equity contributions related to the indemnification agreement between Liberty Broadband and Qurate Retail (see note 4 in the accompanying condensed consolidated financial statements for additional discussion). The difference between the effective income tax rate of 34.3% and the U.S. Federal income tax rate of 21% for the six months ended June 30, 2021 was primarily due to a non-deductible litigation settlement and the accrual of non-deductible equity distributions related to the indemnification agreement between Liberty Broadband and Qurate Retail, partially offset by tax benefits from a change in effective tax rate used to measure deferred taxes on certain Charter shares.

The difference between the effective income tax rate of 25.7% and 25.6% and the U.S. Federal income tax rate of 21% for the three and six months ended June 30, 2020, respectively, was primarily due to the effect of state income taxes.

Net earnings (loss)

The Company had net earnings of $56.2 million and $72.2 million for the three months ended June 30, 2021 and 2020, respectively, and net earnings of $108.4 million and $64.4 million for the six months ended June 30, 2021 and 2020, respectively.  The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other income and expenses.

Liquidity and Capital Resources

As of June 30, 2021, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), monetization of our investments (including Charter Repurchases (discussed below)), outstanding or anticipated debt facilities, including $1.15 billion available to be drawn under the Margin Loan Facility (as defined in note 7 to the accompanying condensed consolidated financial statements) until five business days prior to the Maturity Date (as defined in note 7 to the accompanying condensed consolidated financial statements), debt and equity issuances, and dividend and interest receipts.

As of June 30, 2021, Liberty Broadband had a cash and cash equivalents balance of $219 million.

	Six months ended June 30,
	2021	2020

	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$111,457	(15,698)
Net cash provided (used) by investing activities	$1,714,218	(14,945)
Net cash provided (used) by financing activities	$(3,023,747)	(1,919)

The increase in cash provided by operating activities in the six months ended June 30, 2021, as compared to the corresponding period in the prior year, was primarily driven by increased activity in working capital accounts due to the Combination and the collection of accounts receivable from the RHC Program for the funding years that ended on June 30, 2019 and June 30, 2020.

During the six months ended June 30, 2021, net cash flows provided by investing activities were primarily related to the sale of 2,761,608 shares of Charter Class A common stock to Charter for $1,762.6 million to maintain our fully diluted ownership percentage of Charter at 26%.  In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 5 to the accompanying condensed consolidated financial statements). The Company expects the Charter Repurchases to be a significant source of liquidity in future periods.

During the six months ended June 30, 2021, net cash flows used in financing activities were primarily repurchases of Series C Liberty Broadband common stock of $1,957.0 million, as well as net debt repayments of $850 million of outstanding Revolving Loans (as defined in note 7 to the accompanying condensed consolidated financial statements) under the Margin Loan Facility and repayment of $210 million by GCI, LLC on its revolving credit facility.

The projected uses of our cash for the remainder of 2021 are the potential buyback of common stock under the approved share buyback program, capital expenditures of approximately $80 million, approximately $50 million for interest payments on outstanding debt, approximately $5 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to reimburse Liberty Media Corporation for amounts due under various agreements and to fund potential investment opportunities. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Results of Operations—GCI Holdings, LLC

As described in notes 1 and 3 to the accompanying condensed consolidated financial statements, Liberty Broadband acquired GCI Holdings in the Combination on December 18, 2020.  As GCI Holdings’ results are only included in the Company’s results since December 18, 2020, we believe a discussion of GCI Holdings’ results for a comparative two year period promotes a better understanding of GCI Holdings’ operations.  For comparison and discussion purposes the Company is presenting (a) the results of GCI Holdings for the three and six months ended June 30, 2021, as included in the condensed consolidated financial statements of the Company and (b) the actual historical results of GCI Holdings for 2020, exclusive of the effects of acquisition accounting since the period is prior to the Combination. The most significant effect of acquisition accounting is an increase to depreciation and amortization as compared to prior periods as a result of an increase in fair values of depreciable and amortizable assets. This historical financial information of GCI Holdings can be found in historical filings of GCI Liberty, Inc. The financial information below is presented voluntarily and does not purport to represent what the results of operations of GCI Holdings would have been if it were a wholly owned subsidiary of Liberty Broadband for the periods presented or to project the results of operations of GCI Holdings for any future periods.

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	June 30,
	2021	2020
Consumer
Wireless:
Revenue generating wireless lines in service[1]	189,100	179,400
Non-revenue generating wireless lines in service[2]	1,500	3,600
Wireless lines in service	190,600	183,000
Data:
Revenue generating cable modem subscribers[3]	145,400	134,900
Non-revenue generating cable modem subscribers[4]	—	800
Cable modem subscribers	145,400	135,700
Video:
Basic subscribers[5]	64,600	77,700
Voice:
Total local access lines in service[6]	36,300	38,200
Business
Wireless:
Revenue generating wireless lines in service[1]	21,700	25,000
Data:
Revenue generating cable modem subscribers[3]	13,400	8,700
Voice:
Total local access lines in service[6]	29,500	33,500

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

5 A basic subscriber is defined by the purchase of basic video service.

6 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

GCI Holdings’ operating results for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in thousands
Revenue	$237,856	222,581	480,072	454,142
Operating expenses (excluding stock-based compensation included below):
Operating expense	(64,835)	(66,869)	(131,588)	(131,820)
Selling, general and administrative expenses	(84,365)	(77,667)	(163,769)	(157,882)
Adjusted OIBDA	88,656	78,045	184,715	164,440
Stock-based compensation	(4,257)	(2,696)	(7,856)	(3,544)
Depreciation and amortization	(66,825)	(60,543)	(130,537)	(122,904)
Operating income (loss)	$17,574	14,806	46,322	37,992

Revenue

The components of revenue are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in thousands
Consumer
Wireless	$44,756	42,327	89,144	83,100
Data	52,661	45,416	104,886	89,710
Video	18,709	20,461	37,642	41,223
Voice	3,811	3,843	7,494	7,848
Business
Wireless	19,876	21,035	40,263	43,524
Data	86,583	73,756	177,713	157,970
Video	880	4,427	1,682	8,449
Voice	10,580	11,316	21,248	22,318
Total revenue	$237,856	222,581	480,072	454,142

Consumer wireless revenue increased $2.4 million and $6.0 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The increases were primarily due to increased plan service fee revenue of $1.3 million and $2.9 million for the three and six month periods, respectively, driven by an increase in the number of subscribers and subscribers’ selection of plans with higher recurring monthly charges that offer higher usage limits. Additionally, equipment sales revenue increased $0.4 million and $1.9 million for the three and six month periods, respectively, driven by an increase in the number of handsets sold in 2021.

Consumer data revenue increased $7.2 million and $15.2 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The increases were driven by an increase in the number of subscribers and the subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer video revenue decreased $1.8 million and $3.6 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The decreases were due to a $2.6 million and $5.4 million decrease in plan service fee revenue for the three and six month periods, respectively, driven by a decrease in the number of subscribers. The decreases were partially offset by increases of $1.2 million and $2.4 million in advertising revenue for the three and six month periods, respectively, driven by a reorganization effective August 1, 2020. The Company transitioned its advertising sales to Consumer video following the sale of the Company’s broadcast television station.

Consumer voice revenue was relatively flat and decreased $0.4 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The decrease for the six month period was primarily due to a reduction in the number of customers.

Business wireless revenue decreased $1.2 million and $3.3 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The decreases were primarily due to decreases in grant revenue.

Business data revenue increased $12.8 million and $19.7 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The increases were due to $15.6 million and $35.4 million increases in data and transport revenue for the three and six months periods, respectively, driven by increased sales to school and medical customers for service upgrades. The increases were partially offset by decreases of $2.8 million and $6.7 million in professional services revenue driven by a reduction in time and materials project work for the three and six month periods, respectively. Additionally, the increase for the six month period was partially offset by the absence of $9 million recorded in the first quarter of 2020 for a RHC customer whose funding was initially denied.

Business video revenue decreased $3.5 million and $6.8 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The decreases were primarily due to the sale of the Company’s broadcast television station in the third quarter of 2020.

Business voice revenue decreased $0.7 million and $1.1 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The decreases were driven by a reduction in conference calling, long distance minutes, and local service lines.

Operating expenses decreased $2.0 million and $0.2 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The decreases for the three and six month periods are primarily due to $2.4 million and $5.0 million decreases for the three and six month periods, respectively, in professional services costs driven by a reduction in time and materials project work and $3.4 million and $6.4 million decreases for the three and six month periods, respectively, in video costs driven by the sale of the Company’s broadcast television station in the third quarter of 2020 and a decrease in costs paid to content producers driven by a decrease in video subscribers. The decreases for the three and six month periods are partially offset by $3.7 million and $8.9 million increases for the three and six month periods, respectively, in costs to operate our network driven by the increase in demand from school and medical customers. Additionally, the six month period was impacted by a $2.2 million increase in wireless handset costs.

Selling, general and administrative expenses increased $6.7 million and $5.9 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The increases for the three and six month periods were primarily due to $6.6 million and $8.7 million increases, respectively, in labor related costs driven by increases in healthcare costs as employees have returned to normal healthcare interactions and employee incentive compensation. The increase for the six month period is partially offset by a $2.7 million decrease in bad debt expense and $1.3 million decrease in legal and compliance costs.

Stock-based compensation increased $1.6 million and $4.3 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods.  Stock-based compensation increased for the three and six month periods due to the fair value assigned to converted awards as part of the modification as a result of the Combination. Additionally, stock-based compensation expense for the six months ended June 30, 2020 included the reversal of expense for performance-based awards that did not vest due to a shortfall in certain financial metrics and qualitative criteria.

Depreciation and amortization increased $6.3 million and $7.6 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding prior year periods. The increases were primarily due to an increase in assets placed in service since January 1, 2020 and higher amortization expense because of an accelerated recognition pattern for amortizing intangibles as a result of the Combination.

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

As of June 30, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$498,104	3.1%	$600,000	4.8%
Corporate and other	$1,150,000	1.6%	$1,414,536	1.9%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2021 because of the material weakness in our internal control over financial reporting at our wholly owned subsidiary, GCI Holdings, as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Management is monitoring the implementation of the remediation plan described in the 2020 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2021, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies at GCI Holdings. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes "Legal Proceedings" under Item 3 of Part I.  Other than as described below and in Part II, Item 1. Legal Proceedings of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, there have been no material changes from the legal proceedings described in our Form 10-K.

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

During March 2021 and in advance of the expenditure of significant time and costs to conduct the depositions proposed to have been taken in this action, the parties began negotiations with the class of plaintiffs for a potential settlement of this action. On May 5, 2021, the plaintiffs (on behalf of themselves and other members of a proposed settlement class) and defendants entered into an agreement in principle to settle the litigation pursuant to which the parties agreed that the plaintiffs will dismiss their claims with prejudice, with customary releases, in return for a settlement payment of $110 million to be paid by Merger LLC (as successor-by-merger to GCI Liberty, Inc.) and/or insurers for the defendants and for GCI Liberty.  On June 17, 2021, the parties filed a Stipulation and Agreement of Settlement, Compromise, and Release.  On June 30, 2021, the Court preliminarily certified, solely for purposes of effectuating the proposed settlement, the action as a non-opt out class action on behalf of a settlement class consisting of all holders of GCI Liberty Series A common stock as of December 18, 2020.  The court set a settlement hearing for October 5, 2021, to determine whether to permanently certify the class, whether the proposed settlement is fair, reasonable, and adequate to the settlement class, and whether to enter a judgment dismissing the action with prejudice, among other things.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On February 23, 2021, the Board of Directors authorized the repurchase of $2.23 billion of Liberty Broadband Series A and Series C common stock.  Additionally, on August 5, 2021, the Board of Directors authorized the repurchase of an additional $2.105 billion of Liberty Broadband Series A and Series C common stock.

II-1

A summary of the repurchase activity for the three months ended June 30, 2021 is as follows:

	Series C Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
April 1 - 30, 2021	2,412,670	$153.06	2,412,670	$1,728	million
May 1 - 31, 2021	2,416,773	$164.12	2,416,773	$1,331	million
June 1 - 30, 2021	2,768,907	$163.49	2,768,907	$879	million
Total	7,598,350	$160.38	7,598,350

There were no repurchases of Liberty Broadband Series A or Series B common stock or Liberty Broadband Preferred Stock during the three months ended June 30, 2021.

During the three months ended June 30, 2021, zero shares of Liberty Broadband Series A common stock, zero shares of Liberty Broadband Series B common stock, 497 shares of Series C common stock and 274 shares of Liberty Broadband Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Form of Amendment No. 4 to Margin Loan Agreement and Amendment No. 4 to Collateral Account Control Agreement, dated as of May 12, 2021*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*     Filed herewith

**   Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: August 6, 2021	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: August 6, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3