Form 10-Q
period 2021-09-30
Liberty Broadband Corp
filed 2021-11-04
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of October 31, 2021 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	25,104,383	2,544,548	148,931,338

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2021	2020

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$319,415	1,417,802
Trade and other receivables, net of allowance for doubtful accounts of $2,265 and $10, respectively	245,562	349,256
Other current assets	177,470	79,453
Total current assets	742,447	1,846,511
Investment in Charter, accounted for using the equity method (note 5)	14,386,719	16,178,939
Property and equipment, net	1,043,831	1,098,512
Intangible assets not subject to amortization
Goodwill	762,084	745,577
Cable certificates	550,000	560,000
Other	37,112	21,500
Intangible assets subject to amortization, net (note 6)	589,227	674,049
Tax sharing receivable	110,836	94,549
Other assets, net	217,456	151,487
Total assets	$18,439,712	21,371,124

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2021	2020

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$228,230	97,933
Deferred revenue	28,028	24,926
Current portion of debt, including $30,105 and $26,350 measured at fair value, respectively (note 7)	34,797	31,026
Indemnification obligation (note 4)	393,578	344,643
Other current liabilities	82,490	113,234
Total current liabilities	767,123	611,762
Long-term debt, net, including $1,448,354 and $1,445,775 measured at fair value, respectively (note 7)	4,006,855	4,785,207
Obligations under finance leases and tower obligations, excluding current portion	89,648	92,840
Long-term deferred revenue	35,649	39,649
Deferred income tax liabilities	2,008,399	1,977,643
Preferred stock (note 8)	202,417	202,917
Other liabilities	198,234	146,687
Total liabilities	7,308,325	7,856,705
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 25,785,742 and 26,495,249 at September 30, 2021 and December 31, 2020, respectively	258	265
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,544,548 and 2,549,470 at September 30, 2021 and December 31, 2020, respectively	25	25
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 150,469,139 and 167,480,926 at September 30, 2021 and December 31, 2020, respectively	1,505	1,675
Additional paid-in capital	7,593,816	10,319,754
Accumulated other comprehensive earnings, net of taxes	13,298	15,436
Retained earnings	3,510,849	3,165,504
Total stockholders' equity	11,119,751	13,502,659
Non-controlling interests	11,636	11,760
Total equity	11,131,387	13,514,419
Commitments and contingencies (note 10)
Total liabilities and equity	$18,439,712	21,371,124

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in thousands, except per share amounts
Revenue	$250,220	4,219	739,038	12,437
Operating costs and expenses
Operating, including stock-based compensation (note 9)	70,308	2,523	206,590	7,515
Selling, general and administrative, including stock-based compensation and transaction costs (note 9)	110,065	17,968	324,936	37,316
Depreciation and amortization	68,130	56	198,766	1,041
Litigation settlement, net of recoveries (note 10)	(23,520)	—	86,480	—
	224,983	20,547	816,772	45,872
Operating income (loss)	25,237	(16,328)	(77,734)	(33,435)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(28,155)	(3,719)	(90,032)	(14,711)
Share of earnings (losses) of affiliates (note 5)	314,563	188,586	752,390	408,396
Gain (loss) on dilution of investment in affiliate (note 5)	(1,693)	(35,284)	(98,446)	(140,610)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(26,839)	(39,324)	(52,555)	(39,324)
Other, net	14,788	8	29,382	199
Earnings (loss) before income taxes	297,901	93,939	463,005	180,515
Income tax (expense) benefit	(61,073)	(24,979)	(117,784)	(47,183)
Net earnings (loss)	236,828	68,960	345,221	133,332
Less net earnings (loss) attributable to the non-controlling interests	(41)	—	(124)	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$236,869	68,960	345,345	133,332
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$1.31	0.38	1.84	0.73
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$1.29	0.38	1.82	0.73

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in thousands
Net earnings (loss)	$236,828	68,960	345,221	133,332
Other comprehensive earnings (loss), net of taxes:
Comprehensive earnings (loss) attributable to debt credit risk adjustments	1,428	(11,552)	(2,138)	(11,552)
Other comprehensive earnings (loss), net of taxes	1,428	(11,552)	(2,138)	(11,552)
Comprehensive earnings (loss)	238,256	57,408	343,083	121,780
Less comprehensive earnings (loss) attributable to the non-controlling interests	(41)	—	(124)	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$238,297	57,408	343,207	121,780

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2021	2020

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$345,221	133,332
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	198,766	1,041
Stock-based compensation	31,016	5,736
Litigation settlement, net of recoveries	86,480	—
Share of (earnings) losses of affiliate, net	(752,390)	(408,396)
(Gain) loss on dilution of investment in affiliate	98,446	140,610
Realized and unrealized (gains) losses on financial instruments, net	52,555	39,324
Deferred income tax expense (benefit)	(10,613)	47,183
Other, net	(14,415)	1,070
Changes in operating assets and liabilities:
Current and other assets	158,035	244
Payables and other liabilities	(57,133)	3,044
Net cash provided by (used in) operating activities	135,968	(36,812)
Cash flows from investing activities:
Capital expenditures	(91,219)	(42)
Exercise of preemptive right to purchase Charter shares	—	(14,910)
Cash received for Charter shares repurchased by Charter	2,642,797	—
Other investing activities, net	17,312	—
Net cash provided by (used in) investing activities	2,568,890	(14,952)
Cash flows from financing activities:
Borrowings of debt	1,066,684	700,000
Repayments of debt, finance leases and tower obligations	(1,848,212)	—
Repurchases of Liberty Broadband common stock	(2,910,587)	(285,722)
Other financing activities, net	(1,115)	(11,970)
Net cash provided by (used in) financing activities	(3,693,230)	402,308
Net increase (decrease) in cash, cash equivalents and restricted cash	(988,372)	350,544
Cash, cash equivalents and restricted cash, beginning of period	1,433,292	49,724
Cash, cash equivalents and restricted cash, end of period	$444,920	400,268

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	September 30,	December 31,
	2021	2020

	amounts in thousands
Cash and cash equivalents	$319,415	1,417,802
Restricted cash included in other current assets	125,505	15,490
Total cash and cash equivalents and restricted cash at end of period	$444,920	1,433,292

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in thousands
Balance at January 1, 2021	$265	25	1,675	10,319,754	15,436	3,165,504	11,760	13,514,419
Net earnings (loss)	—	—	—	—	—	345,345	(124)	345,221
Other comprehensive earnings (loss)	—	—	—	—	(2,138)	—	—	(2,138)
Stock-based compensation	—	—	—	30,779	—	—	—	30,779
Issuance of common stock upon exercise of stock options	—	—	—	2,351	—	—	—	2,351
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3,466)	—	—	—	(3,466)
Liberty Broadband stock repurchases	(7)	—	(170)	(2,910,410)	—	—	—	(2,910,587)
Noncontrolling interest activity at Charter and other	—	—	—	154,808	—	—	—	154,808
Balance at September 30, 2021	$258	25	1,505	7,593,816	13,298	3,510,849	11,636	11,131,387

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in thousands
Balance at June 30, 2021	$265	25	1,551	8,530,684	11,870	3,273,980	11,677	11,830,052
Net earnings (loss)	—	—	—	—	—	236,869	(41)	236,828
Other comprehensive earnings (loss)	—	—	—	—	1,428	—	—	1,428
Stock-based compensation	—	—	—	10,508	—	—	—	10,508
Issuance of common stock upon exercise of stock options	—	—	—	1,427	—	—	—	1,427
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(600)	—	—	—	(600)
Liberty Broadband stock repurchases	(7)	—	(46)	(953,504)	—	—	—	(953,557)
Noncontrolling interest activity at Charter and other	—	—	—	5,301	—	—	—	5,301
Balance at September 30, 2021	$258	25	1,505	7,593,816	13,298	3,510,849	11,636	11,131,387

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity (continued)

(unaudited)

					Accumulated
				Additional	other
	Common stock			paid-in	comprehensive	Retained
	Series A	Series B	Series C	capital	earnings	earnings	Total equity

	amounts in thousands
Balance at January 1, 2020	$265	25	1,529	7,890,084	8,158	2,767,885	10,667,946
Net earnings (loss)	—	—	—	—	—	133,332	133,332
Other comprehensive earnings (loss)	—	—	—	—	(11,552)	—	(11,552)
Stock-based compensation	—	—	—	5,684	—	—	5,684
Issuance of common stock upon exercise of stock options	—	—	1	25	—	—	26
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2,121)	—	—	(2,121)
Liberty Broadband stock repurchases	—	—	(20)	(285,702)	—	—	(285,722)
Noncontrolling interest activity at Charter	—	—	—	(20,343)	—	—	(20,343)
Balance at September 30, 2020	$265	25	1,510	7,587,627	(3,394)	2,901,217	10,487,250

					Accumulated
				Additional	other
	Common stock			paid-in	comprehensive	Retained
	Series A	Series B	Series C	capital	earnings	earnings	Total equity

	amounts in thousands
Balance at June 30, 2020	$265	25	1,530	7,878,499	8,158	2,832,257	10,720,734
Net earnings (loss)	—	—	—	—	—	68,960	68,960
Other comprehensive earnings (loss)	—	—	—	—	(11,552)	—	(11,552)
Stock-based compensation	—	—	—	1,979	—	—	1,979
Liberty Broadband stock repurchases	—	—	(20)	(285,702)	—	—	(285,722)
Noncontrolling interest activity at Charter	—	—	—	(7,149)	—	—	(7,149)
Balance at September 30, 2020	$265	25	1,510	7,587,627	(3,394)	2,901,217	10,487,250

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

As described in note 5, we are currently participating in Charter’s share buyback program in order to maintain our fully diluted ownership percentage of 26%.  The primary use of those proceeds has been to repurchase Liberty Broadband Series A and Series C common stock pursuant to our authorized share repurchase programs.  On February 23, 2021, the Board of Directors authorized the repurchase of $2.23 billion of Liberty Broadband Series A and Series C common stock.  Additionally, on August 5, 2021, the Board of Directors authorized the repurchase of an additional $2.105 billion of Liberty Broadband Series A and Series C common stock.  During the nine months ended September 30, 2021, we repurchased 17.8 million Series A and Series C common stock for a total purchase price of $2.9 billion.  During the nine months ended September 30, 2020, we repurchased 2.0 million Series C common stock for a total purchase price of $285.7 million.  As of September 30, 2021, the amount authorized remaining under the authorized repurchase program is approximately $2,030 million.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

the Combination.  The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and Liberty Broadband and other agreements related to tax matters.

Under these various agreements, amounts reimbursable to Liberty were approximately $3.5 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $10.1 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively.  Liberty Broadband had a tax sharing receivable with Qurate Retail of $110.8 million and $119.0 million as of September 30, 2021 and December 31, 2020, respectively, of which zero and $24.4 million was in Other current assets as of September 30, 2021 and December 31, 2020, respectively.

(2) Earnings Attributable to Liberty Broadband Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.  Excluded from diluted EPS for the three months ended September 30, 2021 and 2020 are zero and 14 thousand potential common shares, respectively, because their inclusion would have been antidilutive.  Excluded from diluted EPS for the nine months ended September 30, 2021 and 2020 are zero and 14 thousand potential common shares, respectively, because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(numbers of shares in thousands)
Basic WASO	181,039	181,472	187,743	181,765
Potentially dilutive shares (1)	1,962	1,031	1,802	953
Diluted WASO	183,001	182,503	189,545	182,718

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The preliminary acquisition purchase price allocation for GCI Liberty is as follows (amounts in thousands):

Cash and cash equivalents including restricted cash	$592,240
Receivables	339,061
Property and equipment	1,108,588
Goodwill	755,587
Investment in Charter	3,493,677
Intangible assets not subject to amortization	586,500
Intangible assets subject to amortization	638,855
Other assets	302,569
Deferred revenue	(60,292)
Debt, including obligations under tower and finance leases	(2,772,147)
Indemnification liability	(336,141)
Deferred income tax liabilities	(1,026,596)
Preferred stock	(202,944)
Non-controlling interest	(11,771)
Other liabilities	(347,237)
$3,059,949

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and non-contractual relationships. Amortizable intangible assets of $638.9 million were acquired and are comprised of customer relationships with a weighted average useful life of approximately 14 years and right-to-use assets with a weighted average useful life of approximately 12 years. Approximately $134.3 million of the acquired goodwill will be deductible for income tax purposes. As of September 30, 2021, the valuation related to the acquisition of GCI Liberty is not final, and the acquisition price allocation is preliminary and subject to revision.  The primary areas of our acquisition price allocation that changed from the initial allocation relate to an increase to property and equipment of $3.5 million, an increase to goodwill of $16.5 million, an increase to intangible assets not subject to amortization of $5.0 million, a decrease to intangible assets subject to amortization of $35.0 million and an increase to other liabilities of $10.2 million. The primary areas of the acquisition price allocation that are not yet finalized are related to property and equipment, intangible assets, liabilities, deferred income tax liabilities, and discount rates used to determine the fair value of intangible assets.

The unaudited pro forma revenue, net earnings and basic and diluted net earnings per common share of Liberty Broadband, prepared utilizing the historical financial statements of Liberty Broadband, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition discussed above occurred on January 1, 2019, are as follows:

	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020

	amounts in thousands,
	except per share amounts
Revenue	$249,567	715,330
Net earnings (loss)	$(107,934)	(102,994)
Net earnings (loss) attributable to Liberty Broadband shareholders	$(107,908)	(102,917)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$(0.54)	(0.51)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$(0.54)	(0.51)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company’s assets and (liabilities) measured at fair value are as follows:

	September 30, 2021			December 31, 2020
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in thousands
Cash equivalents	$262,813	262,813	—	1,368,176	1,368,176	—
Indemnification obligation	$393,578	—	393,578	344,643	—	344,643
Exchangeable senior debentures	$1,478,459	—	1,478,459	1,472,125	—	1,472,125

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with the Combination,  Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”), a subsidiary of Qurate Retail, for certain payments made to holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the "LI LLC 1.75% Exchangeable Debentures"). An indemnity obligation in the amount of $336.1 million was recorded upon completion of the Combination. The indemnification liability due to LI LLC pertains to the holders’ ability to exercise their exchange right according to the terms of the LI LLC 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the LI LLC 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the condensed consolidated balance sheets as of September 30, 2021 represents the fair value of the estimated exchange feature included in the LI LLC 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of September 30, 2021, a holder of the LI LLC 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification obligation is included as a current liability in the Company’s condensed consolidated balance sheets.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in thousands
Indemnification obligation	$(8,366)	—	(48,935)	—
Exchangeable senior debentures (1)	(18,473)	(39,324)	(3,620)	(39,324)
	$(26,839)	(39,324)	(52,555)	(39,324)
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a gain of $1.8 million and a loss of $15.3 million for the three months ended September 30, 2021 and 2020, respectively, and losses of $2.7 million and $15.3 million for the nine months ended September 30, 2021 and 2020, respectively. The cumulative change was a gain of $5.9 million as of September 30, 2021.

(5) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of September 30, 2021, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $14,387 million and $40,382 million, respectively.  We own an approximate 31.0% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of September 30, 2021.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (“Equity Cap”).  As of September 30, 2021, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement.  On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 3,962,155 shares of Charter Class A common stock to Charter for $2,642.8 million during the nine months ended September 30, 2021 to maintain our fully diluted ownership percentage at 26%. Subsequent to September 30, 2021, Liberty Broadband sold 724,555 shares of Charter Class A common stock to Charter for $560.8 million in October 2021.

During the three months ended March 31, 2020, Liberty Broadband exercised its preemptive right to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $14.9 million.

Investment in Charter

The excess basis in our investment in Charter of $9,115 million as of September 30, 2021 is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	September 30,	December 31,
	2021	2020
Property and equipment	$709	733
Customer relationships	2,638	2,726
Franchise fees	3,867	3,693
Trademarks	29	29
Goodwill	4,113	3,934
Debt	(578)	(602)
Deferred income tax liability	(1,663)	(1,641)
	$9,115	8,872

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 6 years and 9 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the nine months ended September 30, 2021 was primarily due to Charter’s share buyback program, partially offset by Liberty Broadband’s participation in Charter’s share buyback program. The Company’s share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $58.4 million and $25.5 million, net of related taxes, for the three months ended September 30, 2021 and 2020, respectively, and expenses of $180.8 million and $107.3 million, net of related taxes, for the nine months ended September 30, 2021 and 2020, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $1.7 million and $35.3 million during the three months ended September 30, 2021 and 2020, respectively, and dilution losses of $98.4 million and $140.6 million during the nine months ended September 30, 2021 and 2020, respectively. The dilution losses for the periods presented were attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share, partially offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the three and nine months ended September 30, 2021.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summarized unaudited financial information for Charter is as follows (amounts in millions):

Charter condensed consolidated balance sheets

	September 30, 2021	December 31, 2020
Current assets	$3,498	3,909
Property and equipment, net	34,179	34,357
Goodwill	29,554	29,554
Intangible assets, net	71,741	72,937
Other assets	3,523	3,449
Total assets	$142,495	144,206
Current liabilities	$12,237	9,875
Deferred income taxes	18,980	18,108
Long-term debt	85,376	81,744
Other liabilities	4,376	4,198
Equity	21,526	30,281
Total liabilities and shareholders’ equity	$142,495	144,206

Charter condensed consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$13,146	12,039	38,470	35,473
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	7,958	7,483	23,551	22,212
Depreciation and amortization	2,270	2,370	7,065	7,295
Other operating expenses, net	(9)	14	284	23
	10,219	9,867	30,900	29,530
Operating income	2,927	2,172	7,570	5,943
Interest expense, net	(1,016)	(946)	(3,003)	(2,883)
Other income (expense), net	(157)	(117)	(237)	(413)
Income tax (expense) benefit	(347)	(177)	(844)	(372)
Net income (loss)	1,407	932	3,486	2,275
Less: Net income attributable to noncontrolling interests	(190)	(118)	(442)	(299)
Net income (loss) attributable to Charter shareholders	$1,217	814	3,044	1,976

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Intangible Assets

Intangible Assets Subject to Amortization, net

	September 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in thousands
Customer relationships	$515,000	(37,725)	477,275	560,212	(13,687)	546,525
Other amortizable intangibles	135,435	(23,483)	111,952	137,315	(9,791)	127,524
Total	$650,435	(61,208)	589,227	697,527	(23,478)	674,049

Amortization expense for intangible assets with finite useful lives was $18.7 million and $2.9 thousand for the three months ended September 30, 2021 and 2020, respectively, and $55.9 million and $877.7 thousand for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Remainder of 2021	$18,468
2022	$64,759
2023	$58,340
2024	$52,159
2025	$50,565

(7) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	September 30,	September 30,	December 31,
	2021	2021	2020
	amounts in thousands
Margin Loan Facility	$1,500,000	1,500,000	2,000,000
2.75% Exchangeable Senior Debentures due 2050	575,000	607,976	608,804
1.25% Exchangeable Senior Debentures due 2050	825,000	840,378	836,971
1.75% Exchangeable Senior Debentures due 2046	14,536	30,105	26,350
Senior notes	600,000	632,696	635,683
Senior credit facility	426,000	426,000	704,000
Wells Fargo note payable	5,934	5,934	6,442
Deferred financing costs	—	(1,437)	(2,017)
Total debt	$3,946,470	4,041,652	4,816,233
Debt classified as current		(34,797)	(31,026)
Total long-term debt		$4,006,855	4,785,207

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Fourth Amendment amends the Existing Margin Loan Agreement to provide for, among other things, (i) the extension of the scheduled maturity date for the Margin Loan Agreement to May 12, 2024 (the “Maturity Date”), (ii) the reclassification of the existing loans and commitments into the Term Loan Facility and the Revolving Loan Facility, as applicable, (iii) the availability of the Revolving Loan Facility from the Fourth Amendment Effective Date to but excluding the earlier of (x) the date that is five business days prior to the Maturity Date and (y) the date of termination of all of the Revolving Loan Facility commitments, (iv) customary LIBOR replacement provisions, (v) a decrease in the Base Spread (as defined below) applicable to all loans funded under the Margin Loan Agreement as set forth therein, (vi) the establishment of Revolving Loan Facility commitment fees applicable to any undrawn Revolving Loan Facility commitments and (vii) certain conforming changes related to the foregoing.  On the Fourth Amendment Effective Date, substantially simultaneously but after the effectiveness of the Fourth Amendment, the Borrower repaid $850 million of outstanding Revolving Loans.  In the third quarter of 2021, SPV drew down an additional $350 million on the Revolving Loans.

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

Outstanding borrowings under the Margin Loan Facility were $1.5 billion and $2.0 billion at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, SPV was permitted to borrow an additional $800.0 million, subject to certain funding conditions, which may be drawn until five business days prior to the Maturity Date. The maturity date of the loans under the Margin Loan Agreement is May 12, 2024 (except for any additional loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Prior to the completion of the Combination, borrowings under the Margin Loan Agreement bore interest at the three-month LIBOR rate plus a per annum spread of 1.5%, which increased to a per annum spread of 1.85% from and after the completion of the Combination until the Fourth Amendment Effective Date, when the per annum spread decreased to 1.5%.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of September 30, 2021, 12.3 million shares of Charter with a value of $8.9 billion were pledged as collateral pursuant to the Margin Loan Agreement.

Exchangeable Senior Debentures

The Company has elected to account for all of its exchangeable senior debentures at fair value in its condensed consolidated financial statements.  Accordingly, changes in the fair value of these instruments are recognized in unrealized gains (losses) in the accompanying condensed consolidated statements of operations.  See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of September 30, 2021, a holder of the Company’s 2.75% Exchangeable Senior Debentures due 2050 (the “2.75% Debentures”) or a holder of the Company’s 1.25% Exchangeable Senior Debentures due 2050 (the “1.25% Debentures) does not have the ability to exchange and, accordingly, the 2.75% Debentures and 1.25% Debentures are classified as long-term debt in the condensed consolidated balance sheets.  As of September 30, 2021, the holders of the 1.75% exchangeable senior debentures due 2046 (the “1.75% Debentures), which were issued by GCI Liberty and assumed in connection with the closing of the Combination, will have the ability to exchange their debentures for the period from October 1, 2021 through December 31, 2021 given that the trading value of the reference shares exceeded 130% of the par value for twenty of the last thirty trading days in the third quarter of 2021.  Given the holders’ ability to exchange the debentures within a one-year period from the balance sheet date and the Company’s option to settle any exchange in cash, shares of Charter Class A common stock, or a combination of cash and shares of Charter Class A common stock, the 1.75% Debentures have been classified as current within the condensed consolidated balance sheets as of September 30, 2021. The Company reviews the terms of all the debentures on a quarterly basis to determine whether an event has occurred to require current classification on the condensed consolidated balance sheets.

Senior Notes

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company.  GCI, LLC is the issuer of $600.0 million 4.75% senior notes due 2028 (the “Senior Notes”).  The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured.  Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the respective indentures, plus accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $32.7 million at September 30, 2021. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

Senior Credit Facility

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company.  GCI, LLC is the borrower under the Senior Credit Facility (as defined below).

On October 15, 2020, GCI, LLC entered into a Seventh Amended and Restated Credit Agreement (the “Senior Credit Facility”), which included a $550.0 million revolving credit facility, with a $25 million sub-limit for standby letters of credit, and a $400.0 million Term Loan B prior to the amendment on October 15, 2021 discussed below. The borrowings under the Senior Credit Facility bore interest at either the alternate base rate or LIBOR (based on an interest period selected by GCI, LLC of one month, two months, three months or six months) at the election of GCI, LLC in each case plus a margin. The revolving credit facility borrowings that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings that were LIBOR loans bore interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Term Loan B borrowings

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin of 1.75%. Term Loan B borrowings that were LIBOR loans bore interest at a per annum rate equal to the applicable LIBOR plus a margin of 2.75% with a LIBOR floor of 0.75%.

Prior to the amendment on October 15, 2021, the borrowings under the revolving credit facility and the Term Loan B were scheduled to mature on October 15, 2025; provided that, if the Term Loan B was not refinanced or repaid in full prior to April 15, 2025, then the borrowings under the revolving credit facility would mature on April 15, 2025. Principal payments are due quarterly on the Term Loan B equal to 0.25% of the original principal amount. The loans are subject to customary mandatory prepayment provisions. Each loan could be prepaid at any time and from time to time without penalty other than customary breakage costs and, in the case of the Term Loan B, subject to a customary six month “soft call.” Any amounts prepaid on the revolving credit facility may be reborrowed.

The Senior Credit Facility contained a financial covenant that prohibited GCI, LLC from having a First Lien Leverage Ratio (as defined in the Senior Credit Facility) in excess of 4.00 to 1.00.

The terms of the Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Senior Credit Facility. The obligations under the Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI, LLC and the subsidiary guarantors, as defined in the Senior Credit Facility, and on the stock of GCI Holdings.

As of September 30, 2021, there was $396.0 million outstanding under the Term Loan B, $30.0 million outstanding under the revolving portion of the Senior Credit Facility and $3.1 million in letters of credit under the Senior Credit Facility, leaving $516.9 million available for borrowing.

During the nine months ended September 30, 2021, GCI, LLC repaid $275 million on its revolving credit facility and completed an internal restructuring whereby GCI, LLC transferred the subsidiary that holds the Charter shares formerly beneficially owned by GCI Liberty to Liberty Broadband parent.

On October 15, 2021, GCI, LLC amended the Senior Credit Facility to, among other things, extend the maturity date of the borrowings and commitments under the $550.0 million revolving credit facility to October 15, 2026 and obtain a $250.0 million Term Loan A with a maturity date of October 15, 2027.  Additionally, the Term Loan B was repaid in full using the proceeds from the new Term Loan A together with $150.0 million in borrowings under the revolving credit facility.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of September 30, 2021.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Fair Value of Debt

The fair value of the Senior Notes was $630.8 million at September 30, 2021.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at September 30, 2021.

(8) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.

Liberty Broadband Preferred Stock was issued as a result of the Combination on December 18, 2020. Each share of GCI Liberty Preferred Stock outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,192,017 shares issued and outstanding at September 30, 2021.  An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s condensed consolidated statements of operations.

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On August 19, 2021, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on October 15, 2021 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on September 30, 2021.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expense	$6	10	16	23
Selling, general and administrative	10,575	1,992	31,000	5,713
	$10,581	2,002	31,016	5,736

Liberty Broadband – Grants of Awards

During the nine months ended September 30, 2021, Liberty Broadband granted 167 thousand options to purchase shares of Series C Liberty Broadband common stock to our CEO in connection with his employment agreement. Such options had a GDFV of $40.05 per share and vest on December 31, 2021.

There were no options to purchase shares of Series A or Series B common stock granted during the nine months ended September 30, 2021.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2021	3,327	$92.35
Granted	199	$152.25
Exercised	(63)	$72.01
Forfeited/cancelled	—	$—
Outstanding at September 30, 2021	3,463	$96.15	4.4	$265
Exercisable at September 30, 2021	1,994	$59.03	3.4	$227

As of September 30, 2021, Liberty Broadband also had 1 thousand Series A options and 722 thousand Series B options outstanding and exercisable at a WAEP of $35.81 and $96.79, respectively, and a weighted average remaining contractual life of 1.2 years and 1.3 years, respectively.

As of September 30, 2021, the total unrecognized compensation cost related to unvested Awards was approximately $49.3 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

As of September 30, 2021, Liberty Broadband reserved 4.2 million shares of Series A, Series B and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

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

On December 23, 2020, the plaintiffs filed a Second Amended Complaint, which, among other things, included a new count of breach of fiduciary duty against Mr. Maffei and Mr. Gregg Engles, the other former member of the GCI Liberty

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

special committee, and new allegations that the price of GCI Liberty was depressed as a result of statements and omissions by Mr. Maffei in November of 2019.  During the first quarter of 2021, the parties were conducting discovery with the trial scheduled for November 2021.  We believed the lawsuit was without merit.

During March 2021 and in advance of the expenditure of significant time and costs to conduct the depositions proposed to have been taken in this action, the parties began negotiations for a potential settlement of this action. On May 5, 2021, the plaintiffs (on behalf of themselves and other members of a proposed settlement class) and defendants entered into an agreement in principle to settle the litigation pursuant to which the parties agreed that the plaintiffs will dismiss their claims with prejudice, with customary releases, in return for a settlement payment of $110 million, which has been accrued as a current liability in the condensed consolidated balance sheet and recorded as a litigation settlement expense within operating income in the condensed consolidated statements of operations. During the third quarter of 2021, the Company made a payment of $110 million to an escrow account in accordance with the settlement agreement, which has been recorded as restricted cash in other current assets in the condensed consolidated balance sheet. On June 17, 2021, the parties filed a Stipulation and Agreement of Settlement, Compromise, and Release.  On June 30, 2021, the Court preliminarily certified, solely for purposes of effectuating the proposed settlement, the action as a non-opt out class action on behalf of a settlement class consisting of all holders of GCI Liberty Series A common stock as of December 18, 2020.  The Court set a settlement hearing for October 5, 2021, to determine whether to permanently certify the class, whether the proposed settlement is fair, reasonable, and adequate to the settlement class, and whether to enter a judgment dismissing the action with prejudice, among other things.  On October 18, 2021, subsequent to that hearing, the Court issued a final order permanently certifying the Class and approving the settlement.  The Court also awarded Plaintiffs’ Counsel $22 million in attorneys’ fees, which shall be paid out of the settlement fund.  Plaintiffs have also requested that the Court issue an additional fee award of $22 million, not to be paid out of the settlement fund, in connection with a certain claim that was mooted earlier in the case.  Defendants have opposed that motion, and the Court has not yet ruled on the amount of any additional fee award.

In addition, during the three months ended September 30, 2021, the Company agreed to final settlement amounts with all five of its insurance carriers for insurance recoveries of $24.5 million, which is recorded net of the litigation settlement expense on the condensed consolidated statement of operations.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the nine months ended September 30, 2021, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$33,485	—	97,799	—
Data	53,608	—	158,494	—
Video	18,273	—	55,906	—
Voice	3,873	—	11,108	—
Business Revenue
Wireless	18,695	—	56,006	—
Data	91,792	—	267,826	—
Video	904	—	2,586	—
Voice	5,748	—	17,904	—
Lease, grant, and revenue from subsidies	19,310	—	58,131	—
Total GCI Holdings	245,688	—	725,760	—
Corporate and other	4,532	4,219	13,278	12,437
Total	$250,220	4,219	739,038	12,437

Charter revenue totaled $13,146 million and $12,039 million for the three months ended September 30, 2021 and 2020, respectively, and $38,470 million and $35,473 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company had gross receivables of $237.5 million and deferred revenue of $35.6 million at September 30, 2021 from contracts with customers, which amounts exclude receivables and deferred revenue arising from leases, grants, and subsidies. Our customers generally pay for services in advance of the performance obligation and therefore these prepayments

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three and nine months ended September 30, 2021 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $90.0 million in the remainder of 2021, $248.2 million in 2022, $118.1 million in 2023, $67.5 million in 2024 and $83.2 million in 2025 and thereafter.

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

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	amounts in thousands
GCI Holdings	$88,800	—	273,515	—
Charter	5,295,000	4,625,000	14,967,000	13,501,000
Corporate and other	(8,372)	(14,270)	(34,987)	(26,658)
	5,375,428	4,610,730	15,205,528	13,474,342
Eliminate equity method affiliate	(5,295,000)	(4,625,000)	(14,967,000)	(13,501,000)
Consolidated Liberty Broadband	$80,428	(14,270)	238,528	(26,658)

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Information

	September 30, 2021
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in thousands
GCI Holdings	$3,517,437	397	91,198
Charter	142,495,000	—	5,563,000
Corporate and other	14,922,275	14,387,017	21
	160,934,712	14,387,414	5,654,219
Eliminate equity method affiliate	(142,495,000)	—	(5,563,000)
Consolidated Liberty Broadband	$18,439,712	14,387,414	91,219

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in thousands
Adjusted OIBDA	$80,428	(14,270)	238,528	(26,658)
Stock-based compensation	(10,581)	(2,002)	(31,016)	(5,736)
Depreciation and amortization	(68,130)	(56)	(198,766)	(1,041)
Litigation settlement, net of recoveries	23,520	—	(86,480)	—
Operating income (loss)	25,237	(16,328)	(77,734)	(33,435)
Interest expense	(28,155)	(3,719)	(90,032)	(14,711)
Share of earnings (loss) of affiliates, net	314,563	188,586	752,390	408,396
Gain (loss) on dilution of investment in affiliate	(1,693)	(35,284)	(98,446)	(140,610)
Realized and unrealized gains (losses) on financial instruments, net	(26,839)	(39,324)	(52,555)	(39,324)
Other, net	14,788	8	29,382	199
Earnings (loss) before income taxes	$297,901	93,939	463,005	180,515

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the performance, results of operations and cash flows of our equity affiliate, Charter Communications, Inc. (“Charter”); projected sources and uses of cash; the effects of regulatory developments; the EBB (as defined below); the impact of COVID-19 (as defined below); the Rural Healthcare Program; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

Overview

The information contained herein relates to Liberty Broadband Corporation and its controlled subsidiaries (collectively, "Liberty Broadband," the "Company, "us," "we," or "our" unless the context otherwise requires).  Liberty Broadband Corporation is primarily comprised of a wholly owned subsidiary, GCI Holdings (as of December 18, 2020), and an equity method investment in Charter.

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

During the first quarter of 2021, as a result of the closing of the Combination on December 18, 2020, Skyhook Holding, Inc. (“Skyhook”), a wholly owned subsidiary of the Company, is no longer significant to the Company and has been included in Corporate and other for presentation purposes. The revised segment reporting structure includes the following reportable segments: (1) GCI Holdings and (2) Charter.  All prior period segment disclosure information has been reclassified to conform to the current reporting structure.  These reclassifications had no effect on our condensed consolidated financial statements in any period.

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

The majority of GCI Holdings’ workforce has transitioned to working at home full time and it expects to keep those employees working from home through at least May 2022.

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

The Alaska economy is in a recession that started in late 2015 and has continued as a result of the COVID-19 pandemic. While it is difficult for GCI Holdings to predict the future impact of a continuing recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. Additionally, GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. If that were to occur, GCI Holdings could be required to increase its allowance for doubtful accounts, and the number of days outstanding for its accounts receivable could increase. If the recession continues, it could negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company. As of September 30, 2021, the Company had net accounts receivable from the RHC Program of approximately $119 million, which is included within Trade and other receivables in the condensed consolidated balance sheets.

The Company disclosed, in additional detail, the following items related to GCI Holdings’ involvement in the RHC Program in its Annual Report on Form 10-K for the year ended December 31, 2020:

●	The FCC reduced the rates charged to RHC customers by approximately 26% for the funding year that ended June 30, 2018. An Application for Review is currently with the FCC.
●	The FCC approved the cost-based rural rates GCI Holdings historically applied for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected $175 million in accounts receivable relating to these two funding years during 2021.
●	GCI Holdings submitted cost studies for the funding year ended June 30, 2021, which require approval by the FCC. Those studies remain pending before the FCC and we cannot predict when the FCC will act upon them.
●	The RHC Program has a funding cap for each individual funding year that is annually adjusted for inflation, and which the FCC can increase by carrying forward unused funds from prior funding years. In recent years, including the current year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.
●	GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC (the “Enforcement Bureau”) in March 2018 relating to the period beginning January 1, 2015 and including all future periods. GCI Holdings has also received other related inquiries to which it is in the process of responding.
●	GCI Holdings became aware of potential RHC Program compliance issues related to certain of its currently active and expired contracts with certain of its RHC customers.
●	The FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved. On January 19, 2021, the Wireline Competition Bureau of the FCC issued an Order that waives the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Order requires GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ended on June 30, 2021.

The Company does not have any significant updates regarding the items noted above except as discussed in the remainder of this paragraph and below.  On April 8, 2021, the Wireline Competition Bureau issued an Order further extending the January 19, 2021 waiver to carriers nationwide and eliminating the ability or requirement to use the database to establish the healthcare provider payments for services subsidized by the RHC Telecom Program.  On April 21, 2021, representatives of the Department of Justice informed GCI Holdings that a qui tam action has been filed in the Western District of Washington arising from the subject matter under review by the Enforcement Bureau.  The Department of Justice is investigating whether GCI Holdings submitted false claims and/or statements in connection with GCI’s participation in the FCC’s RHC Program. GCI Holdings is working with the Department of Justice and the Enforcement Bureau related to this matter; however, given the confidentiality of the qui tam process, the Company is unable to assess the ultimate outcome of this action and whether any type of fine or penalty would ultimately be assessed as is permitted under the applicable law.

On May 24, 2021, the FCC approved the cost studies submitted by GCI Holdings for the funding year ended June 30, 2021.

Charter

In 2021 and 2020, the COVID-19 pandemic significantly impacted how Charter’s customers use its products and services, how they interact with Charter, and how Charter’s employees work and provide services to customers.  Customer activity levels remain below normal which contributed to lower operating expense from reduced service transactions and lower bad debt in the first nine months of 2021, however, Charter expects trends to return to pre-COVID-19 levels as the economy continues to reopen and normal activities resume.

Although the ultimate impact of the COVID-19 pandemic cannot be predicted, Charter remains focused on driving customer relationship growth by deploying superior products and services packaged with attractive pricing.  In October 2021, Charter announced and implemented new Spectrum Mobile multi-line pricing designed to drive more mobile line sales per customer, and in turn, drive more broadband sales and the associated retention benefits.  Further, Charter expects to continue to drive customer relationship growth through sales of bundled services and improving customer retention despite the expectation for continued losses of video and wireline voice customers.

In May 2021, the FCC introduced the Emergency Broadband Benefit ("EBB") program to help households pay for Internet service.  The EBB program provides eligible low-income households with up to $50 per month towards Internet service. Although Congress may extend the EBB program funding as currently proposed in an infrastructure bill, Charter expects the FCC to run out of funding under the current EBB program allocation sometime in early 2022.  If funding is not extended by Congress, Charter’s customers in the current EBB program will generally roll out of that program, continue to be Charter’s customers and be serviced consistent with Charter’s business practices regarding collections, disconnect process and bad debt.  Many of these customers were serviced prior to the EBB program consistent with normal business practices.  However, Charter cannot predict how such an expiration of the EBB program would ultimately impact its experience with disconnects and bad debt for customers currently in the EBB program.

Results of Operations—Consolidated—September 30, 2021 and 2020

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

Consolidated operating results:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in thousands
Revenue
GCI Holdings	$245,688	—	725,760	—
Corporate and other	4,532	4,219	13,278	12,437
Consolidated	$250,220	4,219	739,038	12,437

Operating Income (Loss)
GCI Holdings	$16,444	—	62,766	—
Corporate and other	8,793	(16,328)	(140,500)	(33,435)
Consolidated	$25,237	(16,328)	(77,734)	(33,435)

Adjusted OIBDA
GCI Holdings	$88,800	—	273,515	—
Corporate and other	(8,372)	(14,270)	(34,987)	(26,658)
Consolidated	$80,428	(14,270)	238,528	(26,658)

Revenue

Revenue increased $246.0 million and $726.6 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The increases in revenue were primarily due to revenue from GCI Holdings as a result of the Combination on December 18, 2020. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Revenue for Corporate and other increased slightly due to increased revenue at Skyhook from both existing and new customers.

Operating Income (Loss)

Consolidated operating income increased $41.6 million and consolidated operating loss increased $44.3 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods.  Operating income for Corporate and other increased $25.1 million for the three months ended September 30, 2021, primarily due to insurance recoveries of $24.5 million related to the litigation settlement (see note 10 in the accompanying condensed consolidated financial statements for additional discussion), as well as decreased professional service fees for the three month period, partially offset by increased corporate compensation expenses.  Operating loss for Corporate and other increased $107.1 million for the nine months ended September 30, 2021, primarily due to a litigation settlement, net of recoveries of $86.5 million during the nine months ended September 30, 2021, as well as an increase in professional service fees and corporate compensation expenses.

Operating income increased at GCI Holdings as a result of the Combination on December 18, 2020.  See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Stock-based compensation

Stock-based compensation expense increased $8.6 million and $25.3 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The increase in stock-based compensation expense was primarily due to upfront grants per our CEO’s employment agreement, along with the impact of the Combination.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in thousands
Operating income (loss)	$25,237	(16,328)	(77,734)	(33,435)
Depreciation and amortization	68,130	56	198,766	1,041
Stock-based compensation	10,581	2,002	31,016	5,736
Litigation settlement, net of recoveries	(23,520)	—	86,480	—
Adjusted OIBDA	$80,428	(14,270)	238,528	(26,658)

Adjusted OIBDA improved $94.7 million and $265.2 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The increases in Adjusted OIBDA were primarily due to the results of operations of GCI Holdings as a result of the Combination, as discussed above.  Corporate and other Adjusted OIBDA improved for the three months ended September 30, 2021 and declined for the nine months ended September 30, 2021 due to the fluctuations in operating income (loss) as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in thousands
Other income (expense):
Interest expense	$(28,155)	(3,719)	(90,032)	(14,711)
Share of earnings (losses) of affiliates	314,563	188,586	752,390	408,396
Gain (loss) on dilution of investment in affiliate	(1,693)	(35,284)	(98,446)	(140,610)
Realized and unrealized gains (losses) on financial instruments, net	(26,839)	(39,324)	(52,555)	(39,324)
Other, net	14,788	8	29,382	199
	$272,664	110,267	540,739	213,950

Interest expense

Interest expense increased $24.4 million and $75.3 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year.  The increases were driven by additional amounts outstanding on the Margin Loan Facility (as defined in note 7 to the accompanying condensed consolidated financial statements), the 2.75% Exchangeable Senior Debentures due 2050 that were issued in August 2020 and the 1.25% Exchangeable Senior Debentures due 2050 that were issued in November 2020, as well as interest associated with all the debt instruments assumed by the Company as a result of the Combination.

Share of earnings (losses) of affiliates

Share of earnings of affiliates increased $126.0 million and $344.0 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The Company’s Share of earnings (losses) of affiliates line item in the accompanying condensed consolidated statements of operations includes expenses of $58.4 million and $25.5 million, net of related taxes, for the three months ended September 30, 2021 and 2020, respectively, and $180.8 million and $107.3 million, net of related taxes, for the nine months ended September 30, 2021 and 2020, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to the acquisition of GCI Liberty’s Charter shares in the Combination, as well as Charter’s share buyback program. The change in the share of earnings of affiliates in the three and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year, was the result of the corresponding change in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Revenue	$13,146	12,039	38,470	35,473
Operating expenses, excluding stock-based compensation	(7,851)	(7,414)	(23,503)	(21,972)
Adjusted OIBDA	5,295	4,625	14,967	13,501
Depreciation and amortization	(2,270)	(2,370)	(7,065)	(7,295)
Stock-based compensation	(98)	(83)	(332)	(263)
Operating income	2,927	2,172	7,570	5,943
Other expenses, net	(1,173)	(1,063)	(3,240)	(3,296)
Net income (loss) before income taxes	1,754	1,109	4,330	2,647
Income tax (expense) benefit	(347)	(177)	(844)	(372)
Net income (loss)	1,407	932	3,486	2,275
Less: Net income attributable to noncontrolling interests	(190)	(118)	(442)	(299)
Net income (loss) attributable to Charter shareholders	$1,217	814	3,044	1,976

Charter net income increased $475 million and $1,211 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $1,107 million and $2,997 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in the number of residential Internet, mobile and commercial customers and price adjustments.

During the three and nine months ended September 30, 2021, operating expenses, excluding stock-based compensation, increased $437 million and $1,531 million, respectively, as compared to the corresponding periods in the prior year. Operating costs increased primarily due to increased programming and mobile costs, as well as increased regulatory, connectivity and produced content costs for the nine month period.  Operating costs for the nine months ended September 30, 2021 also increased due to increased litigation settlements, including the tentative settlement with Sprint Communications Company L.P. and T-Mobile USA, Inc. for $220 million.

Programming costs increased as a result of $163 million of estimated rebates from sports programming networks as a result of canceled sporting events due to COVID-19 which reduced programming costs during the three and nine months ended September 30, 2020, as well as contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent offset by fewer customers and a higher mix of lower cost video packages within Charter’s video customer base.  Charter expects programming rates per customer will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming. Charter has been unable to fully pass these increases on to its customers and does not expect to be able to do so in the future without a potential loss of customers.

Mobile costs were comprised of mobile device costs and mobile service, customer acquisition and operating costs.  The increase is attributable to an increase in the number of mobile lines.

Regulatory, connectivity and produced content increased during the nine months ended September 30, 2021, as compared to the corresponding period in 2020, primarily due to higher sports rights costs as a result of more National Basketball Association ("NBA") and Major League Baseball ("MLB") games during 2021 as compared to the corresponding period in 2020 as the prior period had cancelation of MLB games and the current period had additional games due to the delayed start of the 2020 - 2021 NBA season as a result of COVID-19.

Charter’s Adjusted OIBDA for the three and nine months ended September 30, 2021 increased for the reasons described above.

Depreciation and amortization expense decreased $100 million and $230 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year, primarily due to certain assets acquired in acquisitions becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by other expenses, net which increased $110 million and decreased $56 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The changes in other expenses, net were primarily due to changes in gain (loss) on financial instruments, increased net periodic pension benefits and changes in gain (loss) on equity investments, net for the periods, including an impairment on equity investments of approximately $165 million during the nine months ended September 30, 2021.

Income tax expense increased $170 million and $472 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. Income tax expense increased during the three and nine months ended September 30, 2021 as compared to the corresponding periods in the prior year, primarily as a result of higher pretax income.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate decreased by $33.6 million and $42.2 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year, primarily due to a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the three and nine months ended September 30, 2021, partially offset by increases in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in thousands
Indemnification obligation	$(8,366)	—	(48,935)	—
Exchangeable senior debentures	(18,473)	(39,324)	(3,620)	(39,324)
	$(26,839)	(39,324)	(52,555)	(39,324)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The losses during the three and nine months ended September 30, 2021 were primarily related to the assumption of the indemnification obligation by the Company as a result of the Combination (see note 4 in the accompanying condensed consolidated financial statements for additional discussion).  The changes for the three and nine months ended September 30, 2021 were additionally impacted by the changes in fair value of the 2.75% Exchangeable Senior Debentures due 2050, the 1.25% Exchangeable Senior Debentures due 2050 and the 1.75% Exchangeable Senior Debentures due 2046 related to changes in market price of underlying Charter stock (see notes 4 and 7 in the accompanying condensed consolidated financial statements for additional discussion).

Other, net

Other, net increased $14.8 million and $29.2 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year.  The increases in 2021 were primarily due to a tax sharing receivable with Qurate Retail that resulted in gains of $2.2 million and $15.6 million for the three and nine months ended September 30, 2021, respectively, as well as a gain of $11.5 million on the sale of an investment during the third quarter of 2021. See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying condensed consolidated financial statements.

Income taxes

Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in thousands
Earnings (loss) before income taxes	$297,901	93,939	$463,005	180,515
Income tax (expense) benefit	(61,073)	(24,979)	(117,784)	(47,183)
Effective income tax rate	20.5%	26.6%	25.4%	26.1%

There was effectively no difference between the effective income tax rate of 20.5% and the U.S. Federal income tax rate of 21% for the three months ended September 30, 2021. The difference between the effective income tax rate of 25.4% and the U.S. Federal income tax rate of 21% for the nine months ended September 30, 2021 was primarily due to a non-deductible litigation settlement and the accrual of non-deductible equity distributions related to the indemnification agreement between Liberty Broadband and Qurate Retail, partially offset by tax benefits from a change in effective tax rate used to measure deferred taxes on certain Charter shares.

The difference between the effective income tax rate of 26.6% and 26.1% and the U.S. Federal income tax rate of 21% for the three and nine months ended September 30, 2020, respectively, was primarily due to the effect of state income taxes.

Net earnings (loss)

The Company had net earnings of $236.8 million and $69.0 million for the three months ended September 30, 2021 and 2020, respectively, and net earnings of $345.2 million and $133.3 million for the nine months ended September 30, 2021 and 2020, respectively.  The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other income and expenses.

Liquidity and Capital Resources

As of September 30, 2021, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), monetization of our investments (including Charter Repurchases (as defined in note 5 to the accompanying condensed consolidated financial statement and discussed below)), outstanding or anticipated debt facilities (as defined in note 7 to the accompanying condensed consolidated financial statements), debt and equity issuances, and dividend and interest receipts.

As of September 30, 2021, Liberty Broadband had a cash and cash equivalents balance of $319 million.

	Nine months ended September 30,
	2021	2020

	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$135,968	(36,812)
Net cash provided (used) by investing activities	$2,568,890	(14,952)
Net cash provided (used) by financing activities	$(3,693,230)	402,308

The increase in cash provided by operating activities in the nine months ended September 30, 2021, as compared to the corresponding period in the prior year, was primarily driven by increased activity in working capital accounts due to the Combination and the collection of accounts receivable from the RHC Program for the funding years that ended on June 30, 2019 and June 30, 2020.

During the nine months ended September 30, 2021, net cash flows provided by investing activities were primarily related to the sale of 3,962,155 shares of Charter Class A common stock to Charter for $2,643 million to maintain our fully diluted ownership percentage of Charter at 26%.  In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 5 to the accompanying condensed consolidated financial statements). The Company expects the Charter Repurchases to be a significant source of liquidity in future periods.

During the nine months ended September 30, 2021, net cash flows used in financing activities were primarily repurchases of Series A and Series C Liberty Broadband common stock of $2,911 million, as well as net debt repayments of $500 million of outstanding Revolving Loans (as defined in note 7 to the accompanying condensed consolidated financial statements) under the Margin Loan Facility and repayment of $275 million by GCI, LLC on its revolving credit facility.

The projected uses of our cash for the remainder of 2021 are the potential buyback of common stock under the approved share buyback program, capital expenditures of approximately $40 million, approximately $30 million for interest payments on outstanding debt, approximately $3 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to reimburse Liberty Media Corporation for amounts due under various agreements and to fund potential investment opportunities. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Results of Operations—GCI Holdings, LLC

As described in notes 1 and 3 to the accompanying condensed consolidated financial statements, Liberty Broadband acquired GCI Holdings in the Combination on December 18, 2020.  As GCI Holdings’ results are only included in the Company’s results since December 18, 2020, we believe a discussion of GCI Holdings’ results for a comparative two year period promotes a better understanding of GCI Holdings’ operations.  For comparison and discussion purposes the Company is presenting (a) the results of GCI Holdings for the three and nine months ended September 30, 2021, as included in the condensed consolidated financial statements of the Company and (b) the actual historical results of GCI Holdings for 2020, exclusive of the effects of acquisition accounting since the period is prior to the Combination. The most significant effect of acquisition accounting is an increase to depreciation and amortization as compared to prior periods as a result of an increase in fair values of depreciable and amortizable assets. This historical financial information of GCI Holdings can be found in historical filings of GCI Liberty, Inc. The financial information below is presented voluntarily and does not purport to represent what the results of operations of GCI Holdings would have been if it were a wholly owned subsidiary of Liberty Broadband for the periods presented or to project the results of operations of GCI Holdings for any future periods.

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	September 30,
	2021	2020
Consumer
Wireless:
Revenue generating wireless lines in service[1]	188,800	179,600
Non-revenue generating wireless lines in service[2]	1,200	2,700
Wireless lines in service	190,000	182,300
Data:
Cable modem subscribers[3]	147,800	138,200
Video:
Basic subscribers[4]	62,200	76,000
Voice:
Total local access lines in service[5]	34,800	37,300
Business
Wireless:
Revenue generating wireless lines in service[1]	21,500	25,200
Data:
Cable modem subscribers[3]	13,700	12,800
Voice:
Total local access lines in service[5]	29,000	33,400

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

4 A basic subscriber is defined by the purchase of basic video service.

5 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

GCI Holdings’ operating results for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in thousands
Revenue	$245,688	244,266	725,760	698,408
Operating expenses (excluding stock-based compensation included below):
Operating expense	(67,661)	(67,053)	(199,249)	(198,873)
Selling, general and administrative expenses	(89,227)	(85,596)	(252,996)	(243,478)
Adjusted OIBDA	88,800	91,617	273,515	256,057
Stock-based compensation	(4,273)	(3,285)	(12,129)	(6,829)
Depreciation and amortization	(68,083)	(60,284)	(198,620)	(183,188)
Operating income (loss)	$16,444	28,048	62,766	66,040

Revenue

The components of revenue are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in thousands
Consumer
Wireless	$45,901	43,749	135,045	126,849
Data	53,608	47,852	158,494	137,562
Video	18,277	23,931	55,919	65,154
Voice	3,999	3,795	11,493	11,643
Business
Wireless	20,162	21,440	60,425	64,964
Data	92,626	90,377	270,339	248,347
Video	904	2,277	2,586	10,726
Voice	10,211	10,845	31,459	33,163
Total revenue	$245,688	244,266	725,760	698,408

Consumer wireless revenue increased $2.2 million and $8.2 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The increases were primarily due to increased plan service fee revenue of $2.1 million and $5.5 million for the three and nine month periods, respectively, driven by an increase in the number of subscribers and subscribers’ selection of plans with higher recurring monthly charges that offer higher usage limits. Additionally, equipment and accessories sales revenue increased $2.6 million for the nine month period, driven by an increase in the number of handsets sold in 2021.

Consumer data revenue increased $5.8 million and $20.9 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The increases were driven by an increase in the number of subscribers and the subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer video revenue decreased $5.7 million and $9.2 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The decreases were due to a $2.5 million and $7.9 million decrease in plan service fee revenue for the three and nine month periods, respectively, driven by a decrease in the number of subscribers. Additionally, there was a decrease of $2.8 million and $0.3 million in advertising revenue for the three and nine month periods, respectively, driven by a reduction in advertising sales due to the absence of a major political election in 2021.

Consumer voice revenue was relatively flat for both the three and nine months ended September 30, 2021, as compared to the corresponding prior year periods.

Business wireless revenue decreased $1.3 million and $4.5 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The decreases were primarily due to decreases in grant and roaming revenue.

Business data revenue increased $2.2 million and $22.0 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The increases were due to $6.6 million and $42.0 million increases in data and transport revenue for the three and nine month periods, respectively, driven by increased sales to education and medical customers for service upgrades. The increases were partially offset by decreases of $4.3 million and $11.0 million in professional services revenue driven by a reduction in time and materials project work for the three and nine month periods, respectively. Additionally, the increase for the nine month period was partially offset by the absence of $9 million recorded in the first quarter of 2020 for a RHC customer whose funding was initially denied.

Business video revenue decreased $1.4 million and $8.1 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The decreases were primarily due to the sale of the Company’s broadcast television station in the third quarter of 2020.

Business voice revenue decreased $0.6 million and $1.7 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The decreases were driven by a reduction in conference calling, long distance minutes, and local service lines.

Operating expenses increased $0.6 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The increases for the three and nine month periods are primarily due to $7.8 million and $16.7 million increases for the three and nine month periods, respectively, in costs to operate our network driven by the increase in demand from education and medical customers. Additionally, the nine month period was impacted by a $0.9 million increase in wireless handset costs. The increases discussed above are partially offset by decreases of $3.1 million and $8.2 million for the three and nine month periods, respectively, in professional services costs driven by a reduction in time and materials project work and decreases of $3.4 million and $9.7 million for the three and nine month periods, respectively, in video costs driven by the sale of the Company’s broadcast television station in the third quarter of 2020, as well as a decrease in costs paid to content producers driven by a decrease in video subscribers.

Selling, general and administrative expenses increased $3.6 million and $9.5 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The increases for the three and nine month periods were primarily due to $2.4 million and $11.1 million increases, respectively, in labor related costs driven by increases in healthcare costs as employees have returned to normal healthcare interactions and employee incentive compensation. Additionally, the nine month period was impacted by a $1.5 million increase in software costs driven by an increase in software as service arrangements and a $1.0 million increase in travel and training costs driven by a return to more normal activity levels.  The increase for the nine month period is partially offset by a $1.9 million decrease in bad debt expense, $2.7 million decrease in legal and compliance costs and a $1.2 million decrease in lease costs.

Stock-based compensation increased $1.0 million and $5.3 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods.  Stock-based compensation increased for the three and nine month periods due to the fair value assigned to converted awards as part of the modification as a result of the Combination. Additionally, stock-based compensation expense for the nine months ended September 30, 2020 included the reversal of expense for performance-based awards that did not vest due to a shortfall in certain financial metrics and qualitative criteria.

Depreciation and amortization increased $7.8 million and $15.4 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding prior year periods. The increases were primarily due to an increase in assets placed in service since January 1, 2020 and higher amortization expense because of an accelerated recognition pattern for amortizing intangibles as a result of the Combination.

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

Liberty Broadband’s borrowings under the Margin Loan Agreement (as defined in note 7 of the accompanying condensed consolidated financial statements) and the Senior Credit Facility (as defined in note 7 of the accompanying condensed consolidated financial statements) carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings.  The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate.  The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.  The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments.  In preparation for the expected phase out of LIBOR, and to the extent alternate reference rates were not included in existing debt agreements, Liberty Broadband has incorporated alternative reference rates when amending these facilities, as applicable.

As of September 30, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$431,934	3.4%	$600,000	4.8%
Corporate and other	$1,500,000	1.6%	$1,414,536	1.9%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2021 because of the material weakness in our internal control over financial reporting at our wholly owned subsidiary, GCI Holdings, as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Management is monitoring the implementation of the remediation plan described in the 2020 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2021, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies at GCI Holdings. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes "Legal Proceedings" under Item 3 of Part I.  Other than as described below and in Part II, Item 1. Legal Proceedings of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, there have been no material changes from the legal proceedings described in our Form 10-K.

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

On December 23, 2020, the plaintiffs filed a Second Amended Complaint, which, among other things, included a new count of breach of fiduciary duty against Mr. Maffei and Mr. Gregg Engles, the other former member of the GCI Liberty special committee, and new allegations that the price of GCI Liberty was depressed as a result of statements and omissions by Mr. Maffei in November of 2019.  During the first quarter of 2021, the parties were conducting discovery with the trial scheduled for November 2021.  We believed the lawsuit was without merit.

During March 2021 and in advance of the expenditure of significant time and costs to conduct the depositions proposed to have been taken in this action, the parties began negotiations with the class of plaintiffs for a potential settlement of this action. On May 5, 2021, the plaintiffs (on behalf of themselves and other members of a proposed settlement class) and defendants entered into an agreement in principle to settle the litigation pursuant to which the parties agreed that the plaintiffs will dismiss their claims with prejudice, with customary releases, in return for a settlement payment of $110 million to be paid by Merger LLC (as successor-by-merger to GCI Liberty, Inc.) and/or insurers for the defendants and for GCI Liberty.  On June 17, 2021, the parties filed a Stipulation and Agreement of Settlement, Compromise, and Release.  On June 30, 2021, the Court preliminarily certified, solely for purposes of effectuating the proposed settlement, the action as a non-opt out class action on behalf of a settlement class consisting of all holders of GCI Liberty Series A common stock as of December 18, 2020.  The Court set a settlement hearing for October 5, 2021, to determine whether to permanently certify the class, whether the proposed settlement is fair, reasonable, and adequate to the settlement class, and whether to enter a judgment dismissing the action with prejudice, among other things.  On October 18, 2021, subsequent to that hearing, the Court issued a final order permanently certifying the Class and approving the settlement.  The Court also awarded Plaintiffs’ Counsel $22 million in attorneys’ fees, which shall be paid out of the settlement fund.  Plaintiffs have also requested that the Court issue an additional fee award of $22 million, not to be paid out of the settlement fund, in connection with a certain claim that was mooted earlier in the case.  Defendants have opposed that motion, and the Court has not yet ruled on the amount of any additional fee award.

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

A summary of the repurchase activity for the three months ended September 30, 2021 is as follows:

	Series A Common Stock		Series C Common Stock
					(c) Total Number	(d) Maximum Number
					of Shares	(or Approximate Dollar
					Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Programs	Programs
July 1 - 31, 2021	—	$—	2,295,166	$174.81	2,295,166	$477	million
August 1 - 31, 2021	225,383	$180.02	1,371,527	$182.77	1,596,910	$2,291	million
September 1 - 30, 2021	489,046	$176.20	963,478	$181.55	1,452,524	$2,030	million
Total	714,429	$177.41	4,630,171	$178.57	5,344,600

There were no repurchases of Liberty Broadband Series B common stock or Liberty Broadband Preferred Stock during the three months ended September 30, 2021.

During the three months ended September 30, 2021, zero shares of Liberty Broadband Series A common stock, zero shares of Liberty Broadband Series B common stock, zero shares of Series C common stock and zero shares of Liberty Broadband Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

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

LIBERTY BROADBAND CORPORATION

Date: November 4, 2021	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: November 4, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-4