Form 10-K
period 2021-12-31
Liberty Broadband Corp
filed 2022-02-25
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Liberty Broadband Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2021, was $29.6 billion.

The number of outstanding shares of Liberty Broadband Corporation common stock as of January 31, 2022 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	22,988,925	2,544,548	142,339,312

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2022 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY BROADBAND

CORPORATION

2021 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1. Business.

General Development of Business

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is primarily comprised of GCI Holdings, LLC (“GCI Holdings”) (as of December 18, 2020), a wholly owned subsidiary, and an equity method investment in Charter Communications, Inc. (“Charter”).

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

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. In December 2019, the Company entered into an amendment to the services agreement with Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc. (“TripCo”), GCI Liberty, and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement. For the years ended December 31, 2021 and 2020, the allocation percentage for Liberty Broadband was 37% and 18%, respectively. Following the Combination, GCI Liberty no longer participates in the services agreement arrangement. The amended services agreement between Liberty and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of approximately $18 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”). A portion of the grants made to our CEO in the years ended December 31, 2020 and 2019 related to our Company’s allocable portion of these upfront awards.

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

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the recognition of deferred revenue; the recoverability of our goodwill and other long-lived assets; competition; the performance, results of operations and cash flows of our equity affiliate, Charter; projected sources and uses of cash; renewal of licenses; the effects of regulatory developments; the impact of COVID-19; the Rural Healthcare Program; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our, GCI Holdings and Charter’s ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our, GCI Holdings, GCI, LLC and Charter’s ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our, GCI Holdings, GCI, LLC and Charter’s significant indebtedness and our, GCI Holdings and Charter’s ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels and the level of activity in the housing sector and economic uncertainty or downturn, including the impact of the COVID-19 pandemic to sales opportunities from residential move activity, GCI Holdings and Charter’s customers and vendors and local, state and federal governmental responses to the pandemic;
●	competition faced by GCI Holdings and Charter;
●	the ability of GCI Holdings and Charter to acquire and retain subscribers;
●	the impact of governmental legislation and regulation including, without limitation, regulations of the Federal Communications Commission (the "FCC"), on GCI Holdings and Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	changes in the cost of programming expenses and the ability of GCI Holdings and Charter to pass on related costs to their customers;
●	changes in the amount of data used on the networks of GCI Holdings and Charter;

●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of GCI Holdings and Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for the products and services of GCI Holdings and Charter and their ability to adapt to changes in demand;
●	the ability of GCI Holdings and Charter to license or enforce intellectual property rights;
●	natural or man-made disasters, terrorist attacks, pandemics; cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to hire and retain key personnel;
●	the ability to procure necessary services and equipment from GCI Holdings’ and Charter’s vendors in a timely manner and at reasonable costs;
●	risks related to the Investment Company Act of 1940;
●	the outcome of any pending or threatened litigation; and
●	changes to general economic conditions, including economic conditions in Alaska, and their impact on potential customers, vendors and third parties.

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

Throughout its history, GCI Holdings has successfully added and expects to continue to add new products to its product portfolio. GCI Holdings has a demonstrated history of new product evaluation, development and deployment for its customers, and it continues to assess revenue-enhancing opportunities that create value for its customers. Where feasible and where economic analysis supports geographic expansion of its network coverage, it is currently pursuing or expects to pursue opportunities to increase the scale of its facilities, enhance its ability to serve existing customers’ needs and attract new customers. Additionally, due to the unique market conditions in Alaska, GCI Holdings, and in some cases its customers, participate in several federally (and to a lesser extent locally) subsidized programs designed to financially support the implementation and purchase of telecommunications services in high cost areas. With these programs, GCI Holdings has been able to expand its network into previously undeveloped areas of Alaska and offer comprehensive communications services in many rural parts of the state where it would not otherwise be able to construct facilities within appropriate return-on-investment requirements.

GCI Holdings’ revenue was comprised of the following:

	Years ended December 31,
	2021	2020	2019

Data services	60%	56%	51%
Wireless services	27%	27%	22%
Video, voice and other services	13%	17%	27%

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

GCI Holdings has empowered its customer service representatives to handle most service issues and questions on a single call. GCI Holdings prioritizes its customer services to expedite handling of its most valuable customers’ issues, particularly for its largest commercial customers. GCI Holdings believes its integrated approach to customer service, including service set-up, programming various network databases with the customer’s information, installation, and ongoing service, allows it to provide a customer experience that fosters customer loyalty.

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

GCI Holdings has licenses for earth stations that are generally licensed for fifteen years. The FCC also issues a single blanket license for a large number of earth stations operating in specific frequency bands. Its operations may require additional licenses in the future.

GCI Holdings is certified through the Regulatory Commission of Alaska ("RCA") to provide local, long distance, and video service by Certificates of Public Convenience and Necessity (“CPCN”). These CPCNs are nonexclusive certificates defining each authorized service area. Although CPCNs have no stated expiration date, they may be revoked due to cause.

Network Services Facilities. GCI Holdings operates an advanced, diverse communications network providing data, mobile, video, voice, and managed services to consumer, business, government, and carrier customers throughout Alaska.

GCI Holdings serves urban and rural Alaska utilizing a combination of fiber, microwave, and satellite technologies. GCI Holdings is currently expanding its fiber network to the Aleutian Chain and expects to launch urban-level service in the region. GCI Holdings’ extensive use of microwave and satellite technologies also enables it to deliver connectivity to some of Alaska’s most-remote communities.

GCI Holdings owns and operates a statewide wireless network providing voice and data services to Alaskans. Its statewide wireless network provides fifth generation (“5G”) data service, 4G Long Term Evolution (“LTE”) voice and data service, EVDO, 3G UMTS/HSPA+, 2G CDMA, and 2G GSM/EDGE service. It continues to expand and upgrade these services to provide a modern network for Alaska.

GCI Holdings’ dedicated internet access and suite of managed services, including voice, WiFi, firewall, detection and response operate on the highest-capacity backbone in Alaska, with numerous peering partners in Seattle and Portland. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access network elements and service end-points, permitting changes in configuration without the need to physically be at the service end-point. This management platform allows GCI Holdings to offer network monitoring and management services to businesses and governmental entities.

GCI Holdings’ video businesses are located throughout Alaska and serve the majority of the population. Its facilities include hybrid-fiber-coax plant and head-end distribution equipment. The majority of its locations on the fiber routes are served from head-end distribution equipment in Anchorage. All of its cable systems are completely digital. In preparation for GCI Holdings’ progression to 10 gigabit internet, it is transitioning from traditional delivery methods to an Internet Protocol ("IP") video solution.

Charter Communications, Inc.

Introduction

Charter is a leading broadband connectivity company and cable operator serving more than 32 million customers in 41 states through its Spectrum brand. Over an advanced high-capacity, two-way telecommunications network, Charter offers a full range of state-of-the-art residential and business services including Spectrum Internet®, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. Charter also distributes award-winning news coverage, sports and high-quality original programming to its customers through Spectrum Networks and Spectrum Originals.

Charter’s network, which it owns and operates, passes over 54 million households and small and medium businesses (“SMBs”) across the United States. Charter’s core strategy is to use its network to deliver high quality products at competitive prices, combined with outstanding customer service. This strategy, combined with simple, easy to understand pricing and packaging, is central to Charter’s goal of growing its customer base while selling more of its core connectivity services, which include both fixed and mobile Internet, video and voice services, to each customer. Charter executes this strategy by managing its operations in a consumer-friendly, efficient and cost-effective manner.

The capability and functionality of Charter’s network continues to grow in a number of areas, especially with respect to wireless connectivity. Charter’s Internet service offers consumers the ability to wirelessly connect to its network using WiFi technology. Charter estimates that over 400 million devices are wirelessly connected to its network through WiFi. In addition, Charter extends Internet connectivity to its customers beyond the home via its Spectrum Mobile™ product through Charter’s mobile virtual network operator (“MVNO”) partnership agreement with Verizon Communications Inc. ("Verizon"). Charter intends to use Citizens Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”) that Charter purchased in 2020, along with unlicensed CBRS spectrum, to build its own 5G mobile data-only network on its existing infrastructure in targeted geographies where there is high outdoor cellular traffic volume. This effort, in combination with its expanding WiFi network and continued 5G enhancements within the MVNO partnership agreement, should position Charter’s mobile product for continued customer experience and cost structure improvements.

Products and Services

Charter offers its customers subscription-based Internet services, video services, and mobile and voice services. Charter’s services are offered to residential and commercial customers on a subscription basis, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and based on the equipment necessary to receive Charter’s services. Bundled services are available to substantially all of Charter’s passings, and approximately 53% of Charter’s residential customers subscribe to a bundle of services, including some combination of Charter’s Internet, video and/or voice products.

The following table from Charter’s Form 10-K for the year ended December 31, 2021 summarizes Charter’s customer statistics for Internet, video, voice and mobile as of December 31, 2021 and 2020 (in thousands except per customer data and footnotes).

	Approximate as of December 31,
	2021 (a)	2020 (a)
Customer Relationships (b)
Residential	29,926	29,079
SMB	2,143	2,051
Total Customer Relationships	32,069	31,130

Monthly Residential Revenue per Residential Customer (c)	$113.61	$111.15
Monthly SMB Revenue per SMB Customer (d)	$165.50	$165.60

Internet
Residential	28,137	27,023
SMB	1,952	1,856
Total Internet Customers	30,089	28,879

Video
Residential	15,216	15,639
SMB	617	561
Total Video Customers	15,833	16,200

Voice
Residential	8,621	9,215
SMB	1,282	1,224
Total Voice Customers	9,903	10,439

Mobile Lines
Residential	3,448	2,320
SMB	116	55
Total Mobile Lines	3,564	2,375

Enterprise Primary Service Units ("PSUs") (e)	272	259
(a)	Charter calculates the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of December 31, 2021 and 2020, customers include approximately 150,700 and 168,400 customers, respectively, whose accounts were over 60 days past due, approximately 39,900 and 17,800 customers, respectively, whose accounts were over 90 days past due, and approximately 43,500 and 11,100 customers, respectively, whose accounts were over 120 days past due. The increase in the past due accounts is predominately due to pre-existing balances for customers participating in the Emergency Broadband Benefit program through which a customer’s monthly payment is subsidized by the federal government.
(b)	Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, video and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude enterprise and mobile-only customer relationships.

(c)	Monthly residential revenue per residential customer is calculated as total residential annual revenue divided by twelve divided by average residential customer relationships during the respective year and excludes mobile revenue and customers.
(d)	Monthly SMB revenue per SMB customer is calculated as total SMB annual revenue divided by twelve divided by average SMB customer relationships during the respective year and excludes mobile revenue and customers.
(e)	Enterprise PSUs represent the aggregate number of fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Residential Services

Connectivity Services

Charter provides its customers with a suite of connectivity services including fixed Internet, WiFi and mobile internet which when bundled together provides Charter’s customers with a differentiated Internet connectivity experience while saving consumers and businesses money.

Charter’s standard entry level fixed Internet download speed is at least 200 megabits per second (“Mbps”) in 85% of its footprint and 100 Mbps across the remainder of its footprint, which among other things, allows several people within a single household to stream high definition (“HD”) video content while simultaneously using its Internet service for other purposes. Additionally, leveraging DOCSIS 3.1 technology, Charter offers Spectrum Internet Gig speed service (Internet speeds up to 1 gigabit per second (“Gbps”)) across its footprint.

Charter also offers an in-home WiFi product that provides its Internet customers with high performance wireless routers and a managed WiFi service to maximize their fixed wireless Internet experience. During 2021, Charter completed its roll out of the Advanced Home WiFi (“AHW”) service which is now available across nearly all of its residential footprint along with the deployment of WiFi 6 routers capable of delivering speeds over 1 Gbps. With AHW, customers enjoy a cloud-optimized WiFi connection and have the ability to view and control their WiFi network through the Spectrum application (“My Spectrum App”). The service enables parental control schedules to be set for children’s devices or limit access entirely to unknown devices attempting to access the network. Customers also have the option to add Spectrum WiFi pods to AHW. WiFi pods are small, discreet and powerful access points that plug into electrical outlets in the home, providing broader and more consistent WiFi coverage. In 2022, Charter will begin rolling out Spectrum Security Shield across the residential footprint which protects all devices in the home using network-based security. This free security suite provides end point protection to computers in the home, enabling protection against computer viruses, spyware and threats from malicious actors across the Internet.

In 2021, Charter brought the capabilities of the AHW service to MDUs as Advanced Community WiFi (“ACW”). With ACW, tenants will receive the same visibility and control over their apartment’s WiFi networks through the My Spectrum App, while building managers will be able to see and manage the entire building’s network through a purpose-built property service portal.

The Spectrum Mobile service is offered to customers subscribing to Charter’s fixed Internet service, and runs on Verizon’s mobile network, combined with Spectrum WiFi. Charter offers nationwide 5G service at no incremental cost to its mobile customers enabling them to stream content several times faster and reducing latency when connecting to apps or webpages where 5G coverage exists. In addition, Charter continues to focus on improving the customer experience and integrating its mobile and fixed Internet products, providing greater WiFi access, speeds and performance using more than 500,000 of its out of home WiFi access points across its footprint combined with over 20 million out of home WiFi access points of its industry partners providing near nationwide coverage.

Charter provides wireline voice communications services using voice over Internet protocol ("VoIP") technology to transmit digital voice signals over its network. Charter’s voice services include unlimited local and long distance calling to the United States, Canada, Mexico and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute, or through packages of minutes per month. For customers that subscribe to both Charter’s voice and video offerings, caller ID on TV is also available in most areas. In early 2021, Charter launched Call Guard, a new advanced caller ID and robocall blocking solution, for its residential and SMB voice customers. Call Guard reduces customer frustration and improves security by blocking malicious calls while ensuring customers continue to receive the legitimate automated calls they need from schools or healthcare providers.

Video Services

Charter provides its customers with a choice of video programming services on a variety of platforms including through a digital set-top box or an IP device. Video customers have access to a variety of programming packages with over 375 channels of in home and approximately 350 channels out of home allowing its customers to access the programming they want, when they want it, on any device. Charter’s video customers also have access to programmer authenticated applications such as Fox Now, Showtime and ESPN and direct to consumer applications such as Netflix, YouTube and HBO Max on certain set-top boxes. Charter’s video service also includes access to an interactive programming guide with parental controls and in virtually all of its footprint, video on demand (“VOD”) or pay-per-view services. VOD service allows customers to select from approximately 80,000 titles at any time including original content which is exclusive for a period of time through Spectrum Originals such as Joe Pickett and Temple. VOD programming options may be accessed at no additional cost if the content is associated with a customer’s linear subscription, or for a fee on a transactional basis. VOD services are also offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per-event basis to view a single showing of a one-time special sporting event, music concert, or similar event on a commercial-free basis. Charter also offers digital video recorder (“DVR”) service that enables customers to digitally record programming and to pause and rewind live programming on set-top boxes and cloud DVR service, which allows customers to schedule, record and watch their favorite programming anytime from connected IP devices as well as SpectrumTV.com.

Customers are increasingly accessing their subscription video content through Charter’s highly rated Spectrum TV® application via connected IP devices via its IP network. Access to the Spectrum TV application is included in all Spectrum TV video plans and allows users to stream content across a growing number of platforms as well as accessing their full TV lineup, watching on demand content and the ability to program their DVR from anywhere. Customers are also able to purchase their video services within the Spectrum TV application.

Commercial Services

Charter offers scalable broadband communications solutions for businesses and carrier organizations of all sizes, selling Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

Small and Medium Business

Spectrum Business offers Internet, voice and video services to SMBs over its hybrid fiber coaxial network. In addition, Charter offers its Spectrum Mobile service to SMB customers. Spectrum Business includes a full range of video programming and entry-level Internet speeds of 200 Mbps downstream and 10 Mbps upstream in virtually all of its markets. Additionally, customers can upgrade their Internet speeds by purchasing Internet Ultra (600 Mbps downstream) or Internet Gig. Spectrum Business also includes a set of business services including static IP and business WiFi, e-mail and security, and multi-line telephone services with more than 35 business features including web-based service management, that are generally not available to residential customers. Charter also offers Wireless Internet Backup to its SMB customers throughout its footprint. Wireless Internet Backup is designed to enhance and protect Internet service for SMBs in the event of a network disruption.

Enterprise

Spectrum Enterprise offers tailored communications products and managed service solutions to larger businesses and government entities (local, state and federal), as well as high-capacity last-mile network connectivity services to mobile and wireline carriers on a wholesale basis. The Spectrum Enterprise product portfolio includes connectivity services such as Internet Access (fiber, wireless and coax delivered); Wide Area Network ("WAN") solutions (Ethernet, SD-WAN and cloud connectivity) that privately and securely connect geographically dispersed customer locations and cloud service providers; and Managed Services which address a wide range of enterprise networking (e.g. routing, WiFi) and security (e.g. firewall, DDoS protection) challenges. To meet the communications needs of these more sophisticated customers, Spectrum Enterprise also offers an array of voice trunking services and unified messaging communications and collaboration solutions. In addition, for industries such as hospitality, education and healthcare where specialized video solutions are demanded, Spectrum Enterprise offers a wide range of solutions designed to meet those requirements. Spectrum Enterprise serves businesses nationally by combining its large serviceable footprint with a robust portfolio of fiber lit buildings and a significant wholesale partner network. As a result, these customers benefit by obtaining advanced solutions from a single provider who is committed to an exceptional customer experience and who delivers compelling value by simplifying procurement and offering competitive pricing potentially reducing their costs.

Advertising Services

Charter’s advertising sales division, Spectrum Reach, offers local, regional and national businesses the opportunity to advertise in individual and multiple service areas on cable television networks, various streaming services and numerous advanced advertising platforms. Charter receives revenue from the sale of local advertising across various platforms for networks such as TBS, CNN and ESPN and on its Sprectrum TV application. Charter inserts local advertising on up to 100 channels in over 90 markets. Charter’s large footprint provides opportunities for advertising customers to address broader regional audiences from a single provider and thus reach more customers with a single transaction. Charter’s size also provides scale to invest in new technology to create more targeted and addressable advertising capabilities.

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

In 2021, Charter continued to expand its deployment of household addressability (“HHA”), which allows for more precise targeting within various parts of its footprint. Additionally, in conjunction with other MVPDs, Spectrum Reach enables affiliated cable networks to deploy HHA on their own inventory in Charter’s footprint, charging them an enablement fee. Charter also continues to further enhance its Ad Portal, which allows small businesses to purchase local cable advertising and/or creative services via its web portal with no sales personnel interaction at a price within their budgets. Charter’s fully deployed Audience App, which uses its proprietary set-top box viewership data (all anonymized and aggregated), allows Charter to create data-driven linear TV campaigns for local advertisers. Streaming TV, which is largely comprised of Spectrum TV application impressions, as well as those from numerous over-the-top streaming content providers, is part of its suite of advanced advertising products available to the marketplace. Finally, Spectrum Reach is now employing multi-screen deterministic attribution services for television and streaming services that lets advertisers know the effectiveness of their advertising on Spectrum Reach’s platform.

Other Services

Regional Sports Networks

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

News Networks

Charter manages 34 local news channels, including Spectrum News NY1® and LA1, 24-hour news channels focused on New York City and Los Angeles, respectively. Charter’s local news channels connect the diverse communities and neighborhoods Charter serves providing 24/7 hyperlocal content, focusing on news, programming and storytelling that addresses the deeper needs and interests of its customers. Charter also provides the Spectrum News application where customers can read, watch and listen to news stories by its Spectrum News journalists and local partner publications on their mobile device.

Pricing of Charter’s Products and Services

Charter’s revenue is principally derived from the monthly fees customers pay for the services Charter provides. Charter typically charges a one-time installation fee which is sometimes waived or discounted in certain sales channels during certain promotional periods.

Charter’s Spectrum pricing and packaging (“SPP”) generally offers a standardized price for each tier of service, bundle of services, and add-on service in a service area. Charter also has specialized offerings to enhance affordability of its Internet product for qualified low-income households which include its Spectrum Internet Assist product which offers a 30 Mbps service and a free modem for a low cost. In addition, some of Charter’s customers are eligible for a subsidy through the FCC Affordable Connectivity Program which provides eligible low-income households with up to $30 per month towards Internet service.

Charter’s mobile customers can choose one of two simple ways to pay for data. Customers can choose from unlimited or by-the-gig data usage plans and can easily switch between mobile data plans during the month. All plans include 5G service, free nationwide talk and text, and simple pricing that includes all taxes and fees. In October 2021, Charter implemented new multi-line unlimited data plans at lower prices for customers with two or more lines, at least one of which is an unlimited line. Customers can also purchase mobile devices and accessory products and have the option to pay for devices under interest-free monthly installment plans. Charter’s device portfolio includes 5G models from Apple, Google and Samsung and Charter offers trade-in options along with a bring-your-own device program which lowers the costs for its customers switching to Spectrum Mobile from other mobile operators.

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

Charter’s last-mile network utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable. In most systems, Charter delivers its signals via fiber optic cable from the headend to a group of nodes, and uses coaxial cable to deliver the signal from individual nodes to the homes served by that node. For Charter’s Spectrum Enterprise customers, fiber optic cable is extended to the customer’s site. For certain new build and MDU sites, Charter increasingly brings fiber to the customer site. Charter’s design standard allows spare fiber strands to each node to be utilized for additional residential traffic capacity, and enterprise customer needs as they arise. Charter believes that this hybrid network design provides high capacity and signal quality.

HFC architecture benefits include:

●	bandwidth capacity to enable traditional and two-way video and broadband services;
●	dedicated bandwidth for two-way services;
●	signal quality and high service reliability;
●	a powered network enabling WiFi and Charter’s future 5G small cell access points; and
●	the ability to upgrade capacity at a lower incremental capital cost relative to its competitors.

Charter’s systems provide a two-way all-digital platform, leveraging DOCSIS 3.1 technology and bandwidth of 750 megahertz or greater, to approximately 100% of its estimated passings. This bandwidth-rich network enables Charter to offer a large selection of HD channels and Spectrum Internet Gig and encrypted signals facilitate self-installs resulting in lower installation costs and truck rolls. Charter believes as demand for data continues to grow, with its deployed DOCSIS 3.1 technology, Charter has the ability to increase speeds and reliability by allocating more of its plant bandwidth to both upstream and downstream IP services in a variety of ways, including moving its video services to MPEG-4 compression, moving more HD video content to switched digital video and more efficiently packaging its traditional linear video services. Charter is also evaluating additional network enhancements to increase the capacity of its network for next generation products and services that give Charter the ability to offer multi-gigabit downstream speeds and up to one Gbps upstream speeds all in advance of migrating towards the next standard, DOCSIS 4.0, which Charter is currently developing with key vendors and industry participants. In 2022, Charter will continue to deploy high splits in its service areas which are a capital efficient means of enhancing Charter’s network, as they use current DOCSIS 3.1 customer premise equipment and reduce the need for node splits, which were required as average consumer bandwidth utilization increased.

Charter owns 210 CBRS PALs and intends to use these licenses along with unlicensed CBRS spectrum to build its own 5G data-only mobile network on targeted 5G small cell sites leveraging its HFC network to provide power and data connectivity to the majority of the sites. These 5G small cells, combined with improving WiFi capabilities, increase speed and reliability along with improving Charter’s cost structure. Charter is focused on scaling its systems to actively manage traffic on Spectrum Mobile devices using its MVNO, network through WiFi and future 5G mobile network. In addition, Charter plans on deploying some targeted 5G small cell sites which will help it learn how to pace its broader multi-year 5G mobile network build-out based on disciplined cost reduction targets.

In 2021, Charter continued its rural broadband construction initiative in which it intends to expand its network and offer reliable broadband services of up to one Gbps to more than one million estimated passings in unserved areas in states where it currently operates. Charter expects to invest over $5 billion over the next several years, a portion of which it expects to offset with government funding including $1.2 billion of support won in the Rural Digital Opportunity Fund (“RDOF”) auction and other federal, state and municipal grants that are available or that it expects to become available. In addition to construction in areas subsidized by various government grants, which could be material, Charter expects to continue rural construction in areas near its current plant and in areas surrounding subsidized construction where synergies can be achieved. These investments will allow Charter to generate long-term infrastructure-style returns by further taking advantage of the efficiencies of the scale and quality of its network and construction capabilities while offering its high quality products and services to more homes and businesses. Charter expects these newly-served homes will be enabled to engage in distance learning, remote work, telemedicine and other bandwidth-heavy applications that require high speed broadband connectivity. Newly-served rural areas will also benefit from Charter’s high-value SPP structure including its voice and mobile offerings, as well as its comprehensive selection of video products. The successful and timely execution of such fiber-based construction is dependent on a variety of external factors, including the make-ready and utility pole permitting processes. With fewer homes and businesses in these areas, broadband providers need to access multiple poles per home, as opposed to multiple homes per pole in higher-density settings. As a result, pole applications, pole replacement rules and their affiliated issue resolution processes are all factors that can have a significant impact on construction timing and speed to completion. The RDOF auction rules and other subsidy grants establish construction milestones for the build-out utilizing subsidized funding. Failure to meet those milestones could subject Charter to financial penalties.

Management, Customer Operations and Marketing

Charter’s operations are centralized, with senior executives responsible for coordinating and overseeing operations, including establishing company-wide strategies, policies and procedures. Sales and marketing, field operations, customer operations, network operations, engineering, advertising sales, human resources, legal, government relations, information technology and finance are all directed at the corporate level. Regional and local field operations are responsible for customer premise service transactions and maintaining and constructing that portion of Charter’s network which is located outdoors. Charter’s field operations strategy includes completing a significant portion of its activity with its employees which Charter finds drives consistent and higher quality services. In 2021, Charter’s in-house field operations workforce handled approximately 80% of its customer premise service transactions.

Charter continues to focus on improving the customer experience through enhanced product offerings, reliability of services, and delivery of quality customer service. As part of Charter’s operating strategy, Charter insources most of its customer operations workload. Charter’s in-house call centers handle nearly all of Charter’s total customer service calls. Charter manages its customer service call centers centrally to ensure a consistent, high quality customer experience. In addition, Charter routes calls by call type to specific agents that only handle such call types, enabling agents to become experts in addressing specific customer needs, creating a better customer experience. Service from Charter’s call centers continues to become more efficient as a result of new tool enhancements that give its front-line customer service agents more context and real-time information about the customer and their services which allows them to more effectively troubleshoot and resolve issues. Charter’s call center agent desktop interface tool enables virtualization of all call centers thereby better serving its customers. Virtualization allows calls to be routed across Charter’s call centers regardless of the location origin of the call, reducing call wait times, and saving costs. Charter continues to migrate its call centers to full virtualization and expects all of its call centers to be fully virtualized by late 2022.

Charter also provides customers with the opportunity to interact with it in the manner they choose through self-service options on its customer website and mobile device applications, or via telephonic communication, online chat, and social media. Charter’s customer websites and mobile applications enable customers to pay their bills, manage their accounts, order and activate new services and utilize self-service help and support. In addition, Charter’s self-install program has enabled product installations to continue despite COVID-19 social distancing challenges and has been beneficial for customers who need flexibility in the timing of their installation.

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

Programming is usually made available to Charter for a license fee, which is generally paid based on the number of customers to whom it makes that programming available. Programming license fees may include “volume” discounts and financial incentives to support the launch of a channel and/or ongoing marketing support, as well as discounts for channel placement or service penetration. For home shopping channels, Charter typically receives a percentage of the revenue attributable to its customers’ purchases. Charter also offers VOD and pay per view channels of movies and events that are subject to a revenue split with the content provider. Although an insignificant amount of Charter’s programming budget, recently Charter has begun entering into agreements to co-produce or exclusively license original content which gives it the right to provide its customers with certain exclusive content for a period of time.

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

Footprint

Charter operates in geographically diverse areas which are managed centrally on a consolidated level. The map below highlights its footprint as of December 31, 2021.

Ownership Interests

We own an approximate 30.9% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of December 31, 2021.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (“Equity Cap”). As of December 31, 2021, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 6,077,664 shares of Charter Class A common stock to Charter for $4.2 billion during the year ended December 31, 2021 to maintain our fully diluted ownership percentage at 26%. Subsequent to December 31, 2021, Liberty Broadband sold 535,092 shares of Charter Class A common stock to Charter for $341 million.

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

Regulatory Matters

The following summary addresses the key regulatory and legislative developments affecting the cable industry and Charter and GCI Holdings’ services for both residential and commercial customers. Cable systems and related communications networks and services are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments. A failure to comply with these regulations could subject both Charter and GCI Holdings to substantial penalties. The following summary of regulatory issues does not purport to describe all existing and proposed federal, state, and local laws and regulations, or judicial and regulatory proceedings that affect these businesses. These businesses can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation, and they are likely to do so again in the future. Charter and GCI Holdings could be materially disadvantaged in the future if they are subject to new laws, regulations or regulatory actions that do not equally impact key competitors. For example, Internet-delivered streaming video services compete with traditional video service, but they are not subject to the same level of federal, state, and local regulation. There is no assurance that the already extensive regulation of cable systems and communications networks will not be expanded in the future. In addition, Charter is subject to Charter-specific conditions regarding certain business practices as a result of the FCC’s approval of Charter’s merger in 2016 with Time Warner Cable Inc. (“TWC”) and acquisition of Bright House Networks, LLC (“Bright House”).

Video Service and Products

Must Carry/Retransmission Consent

There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster. Alternatively, federal law includes “retransmission consent” regulations, by which commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Popular stations routinely invoke “retransmission consent” and demand substantial compensation increases in their negotiations with cable operators, thereby significantly increasing operating costs. The current rules do not require any cable operator to carry multiple digital programming streams from a single broadcast television station, but should the FCC change this policy, additional cable capacity would need to be devoted to carrying additional broadcast television programming streams, a step that could require the removal of other programming services.

Pole Attachments

The Communications Act requires most utilities owning utility poles to provide cable systems with access to poles and conduits and also subjects the rates charged for this access to either federal or state regulation. The federally regulated rates now applicable to pole attachments used for cable or telecommunications service, including when offered together with Internet services, are substantially similar. The FCC’s approach does not directly affect the rate in states that self-regulate, but many of those states have substantially the same rate for all communications attachments.

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

Other FCC Regulatory Matters

The Communications Act and FCC regulations cover a variety of additional areas applicable to its video services, including, among other things: (1) licensing of systems and facilities, including the grant of various spectrum licenses; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical service standards; (5) mandatory blackouts of certain network and syndicated programming; (6) restrictions on political advertising; (7) restrictions on advertising in children's programming; (8) ownership restrictions; (9) maintenance of public files; (10) emergency alert systems; (11) inside wiring and exclusive contracts for MDU complexes; (12) disability access, including requirements governing video-description and closed-captioning; (13) competitive availability of cable equipment; (14) the provision of up to 15% of video channel capacity for commercial leased access by unaffiliated third parties; (15) public, education and government entity access requirements; and (16) cable rate regulation. Each of these regulations restricts Charter and GCI Holdings’ business practices to varying degrees and may impose additional costs on Charter and GCI Holdings’ operations.

The FCC regulates spectrum usage in ways that could impact Charter and GCI Holdings’ operations, including for microwave backhaul, broadcast, unlicensed WiFi and CBRS. These businesses’ ability to access and use such spectrum that may become available in the future is uncertain and may be limited by further FCC auction or allocation decisions. New spectrum obtained by other parties could also lead to additional wireless competition to these businesses’ existing and future services.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems or the services delivered over cable systems and competing services in the future, and Charter and GCI Holdings cannot predict at this time how that might impact their businesses.

Copyright

The carriage of television and radio broadcast signals by cable systems are subject to a federal compulsory copyright license. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The copyright law provides copyright owners the right to audit payments under the compulsory license, and the Copyright Office is currently considering modifications to the license’s royalty calculations and reporting obligations. The possible modification or elimination of this license is the subject of continuing legislative proposals and administrative review and could adversely affect Charter and GCI Holdings’ ability to obtain desired broadcast programming. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

Franchise Matters

Charter and GCI Holdings’ cable systems generally are operated pursuant to nonexclusive franchises, permits, and similar authorizations granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of cable franchises vary significantly between jurisdictions. They generally contain provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, supporting and carrying public access channels, and changes in the ownership of the franchisee. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law imposes a 5% cap on franchise fees. In 2019, the FCC clarified that the value of in-kind contribution requirements set forth in cable franchises is subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing franchise fees on non-cable services, such as Internet services, provided by cable operators over cable systems. Those rules were upheld by a federal court in 2021, but the court limited the amount of the in-kind services that could be considered to be a franchise fee to the operator’s marginal costs of providing such services rather than the market value of such services. Some franchise authorities have petitioned the Supreme Court to review this decision.

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

Many aspects of the coordination and regulation of Internet activities and the underlying networks over which those activities are conducted are evolving. Internet-specific and non-Internet-specific changes in the regulatory environment, including changes that affect communications costs or increase competition from Incumbent Local Exchange Carriers (“ILECs”) or other communications services providers, could adversely affect the costs and the prices for Internet-based services.

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

The 2018 FCC order reclassifying Internet access services also ruled that state regulators may not impose obligations similar to federal network neutrality obligations that the FCC eliminated but this blanket prohibition was vacated by the D.C. Circuit Court of Appeals in 2019. The court left open the possibility that individual state laws could be deemed preempted on a case by case basis if it is shown that they conflict with federal law. California and Vermont have adopted rules similar to the network neutrality requirements that the FCC eliminated. On January 28, 2022, the Ninth Circuit Court of Appeals affirmed the district court’s denial of a preliminary injunction against enforcement of the California rules. California has also adopted other regulations on Internet services, including network resiliency rules to assure backup power is available after natural disasters and other outages. New York adopted legislation that would have required Internet service providers to offer a discounted Internet service to qualifying low-income consumers, but a federal district judge enjoined enforcement as likely to be deemed rate regulation of Internet service that would be preempted by federal law. Charter and GCI Holdings cannot predict what other legislation and regulations may be adopted by states or how challenges to such requirements will be resolved.

In recent years, federal and state governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the FCC’s RDOF auction in 2020, The American Rescue Plan Act of 2021 (“ARPA”), and The Infrastructure Investment and Jobs Act of 2021 (the “Infrastructure Act”). Government efforts to subsidize areas that Charter and GCI Holdings already serve and to promote 5G wireless broadband services create regulatory imbalances that could adversely affect these businesses.

Charter and GCI Holdings have opposed such subsidies when directed to areas that are already served and have sought and expect to continue to seek subsidies for their own broadband construction in unserved and underserved areas including RDOF, ARPA, Capital Projects Fund, National Telecommunications and Information Administration grants and the Infrastructure Act. Charter was the winning bidder for RDOF awards in the amount of $1.2 billion over ten years that will partially fund, along with its substantial additional investment, the construction of new broadband infrastructure to more than one million estimated passings. These awards include a number of regulatory requirements, such as serving as the carrier of last resort and completing increasingly larger portions of the network construction by certain dates. If Charter fails to meet these obligations, Charter could be subject to substantial government penalties.

Aside from the FCC’s generally applicable regulations, Charter made certain commitments to comply with the FCC’s order in connection with the FCC’s approval of Charter’s merger with TWC and acquisition of Bright House that are discussed below in “Description of Business – Regulatory Matters – Commitments Related to the 2016 Merger with TWC and Acquisition of Bright House.

Rural Health Care (“RHC”) Program. The Universal Service Fund (“USF”) RHC Program provides funding to eligible healthcare providers for telecommunications and broadband services. The RHC Telecommunications Program subsidizes the rates for telecommunications services provided to rural health care providers based on the difference between the urban and rural rates for such services. The Healthcare Connect Fund Program provides support for high-capacity broadband connectivity to eligible health care providers. In connection with receiving these subsidies, GCI Holdings prepares annual cost studies in support of the rates it charges, and submits these studies to the FCC for review.

FCC Rate Reduction. In November 2017, the Universal Service Administrative Company ("USAC") requested further information in support of the rural rates charged to a number of GCI Holdings' RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI Holdings received a letter from the FCC's Wireline Competition Bureau (“Bureau”) notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $28 million. The FCC also informed GCI Holdings that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the Bureau’s letter, GCI Holdings filed an Application for Review with the FCC.

On October 20, 2020, the Bureau issued two separate letters approving the cost-based rural rates GCI Holdings historically applied when recognizing revenue for services provided to its RHC customers for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected approximately $175 million in accounts receivable relating to these two funding years during the year ended December 31, 2021. GCI Holdings also filed an Application for Review of these determinations. Subsequently, GCI identified rates for similar services provided by a competitor that would justify higher rates for certain GCI satellite services in the funding years that ended on June 30, 2018, June 30, 2019, and June 30, 2020. GCI submitted that information to the Bureau on September 7, 2021. The Applications for Review remain pending.

On June 25, 2020, GCI Holdings submitted cost studies with respect to a number of its rates for services provided to its RHC customers for the funding year ended June 30, 2021, which require approval by the Bureau. GCI Holdings further updated those studies on November 12, 2020, to reflect the completion of the bidding season for that funding year. On May 24, 2021, the FCC approved the cost studies submitted by GCI Holdings for the funding year ended June 30, 2021. Subsequently, on August 16, 2021, GCI submitted a request for approval of rates for 17 additional sites, which remains pending.

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

In the fourth quarter of 2019, GCI Holdings became aware of potential RHC Program compliance issues related to certain of GCI Holdings’ currently active and expired contracts with certain of its RHC customers. The Company and its external experts performed significant and extensive procedures to determine whether GCI Holdings’ currently active and expired contracts with its RHC customers would be deemed to be in compliance with the RHC Program rules. GCI Holdings notified the FCC of the potential compliance issues in the fourth quarter of 2019.

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

On April 21, 2021, representatives of the Department of Justice (“DOJ”) informed GCI Holdings that a qui tam action has been filed in the Western District of Washington arising from the subject matter under review by the Enforcement Bureau. The DOJ is investigating whether GCI Holdings submitted false claims and/or statements in connection with GCI’s participation in the FCC’s RHC Program. On July 14, 2021, the DOJ issued a Civil Investigative Demand with regard to the qui tam action.

GCI Holdings continues to work with the FCC and the DOJ to resolve all enforcement inquiries discussed above. With respect to the ongoing inquiries from the FCC’s Enforcement Bureau and the FCC’s Office of the Inspector General, GCI Holdings recognized a liability of approximately $12 million in 2019 for contracts that were deemed probable of not complying with the RHC Program rules. GCI Holdings also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $44 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties, but such amounts could not be reasonably estimated. With respect to the ongoing inquiries from the DOJ regarding the qui tam action, the Company is unable to assess the ultimate outcome of this action given the confidentiality of the qui tam process and is unable to determine whether any type of fine or penalty would ultimately be assessed as is permitted under the applicable law.

Revision of Support Calculations. On August 20, 2019, the FCC released an order changing the manner in which support issued under the RHC Program will be calculated and approved. Some of these changes will become effective beginning with the funding year ended June 30, 2021, while others will apply beginning with the funding year ending June 30, 2022. On October 21, 2019, GCI Holdings appealed the order to the United States Court of Appeals for the District of Columbia Circuit. On December 6, 2019, that appeal was held in abeyance for nine months due to pending Petitions for Reconsideration filed by other parties at the FCC and on September 25, 2020, the period of abeyance was extended through March 8, 2021. At the direction of the FCC, USAC has released a database that purports to determine a median rate which will cap the amount of support available for each service sold under the program, starting in the funding year ending June 30, 2022. GCI Holdings has sought FCC review of various aspects of the database implementation. On September 30, 2020, USAC released a refreshed version of the database incorporating limited changes submitted by interested parties. On January 19, 2021, the Bureau issued an Order that waives the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Order requires GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ended on June 30, 2021. On April 8, 2021, the Bureau issued an Order further extending the January 19, 2021 waiver to carriers nationwide and eliminating the ability or requirement to use the database to establish the healthcare provider payments for services subsidized by the RHC Telecom Program.

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

Wireline Voice Services and Products

General. The FCC has never classified the VoIP wireline telephone services that Charter and GCI Holdings offer as “telecommunications services” that are subject to traditional federal common carrier regulation, but instead has imposed some of these regulatory requirements on a case-by-case basis, such as requirements relating to 911 emergency services (“E911”), Communications Assistance for Law Enforcement Act (“CALEA”) (the statute governing law enforcement access to and surveillance of communications), USF contributions, customer privacy and Customer Proprietary Network Information protections, number portability, network outage reporting, rural call completion, disability access, regulatory fees, back-up power, robocall mitigation, and discontinuance of service. It is possible that the FCC or Congress will impose additional requirements on VoIP telephone services in the future.

Charter and GCI Holdings’ VoIP telephone services are subject to certain state and local regulatory fees such as E911 fees and contributions to state universal service funds. Additionally, to comply with RDOF program requirements, Charter has chosen in the RDOF areas to offer certain of its VoIP telephone services, such as its federal or state Lifeline services, subject to traditional federal and state common carrier regulations. Except where Charter has chosen to offer VoIP telephone services in such a manner it believes that its VoIP telephone services should be governed primarily by federal regulation – e.g., some state regulations also apply to its VoIP service including consumer protection and 911 rules. A federal appellate court affirmed Charter’s successful challenge to Minnesota's attempt to generally apply telephone regulation to its VoIP services, but that ruling is limited to the seven states in the 8th circuit. Some states have attempted to subject cable VoIP services to state level regulation. California has imposed reporting and other obligations on Charter’s VoIP services, including backup power requirements. Charter has registered with or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which Charter offers competitive voice services in order to ensure the continuity of its services. However, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved. State regulatory commissions and legislatures may continue to consider imposing regulatory requirements on Charter’s fixed telephone services.

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

Universal Service for Rural and High Cost Areas. The USF provides support to Eligible Telecommunications Carriers (“ETCs”) related to their provision of facilities-based wireline telephone service in high cost areas. Under the Alaska High Cost Order issued by the FCC in 2016, GCI Holdings receives this support for its incumbent local exchange carrier operations, which are ETCs under FCC regulations and RCA Orders. This support is frozen at the 2011 levels for High Cost Loop Support and Interstate Common Line Support, with certain adjustments. The support has a ten-year term, from January 1, 2017 to December 31, 2026. Without ETC status, GCI Holdings would not qualify for USF support in these areas, and its net cost of providing local telephone services in these areas would be materially adversely affected. See “Description of Business – Regulatory Matters - Wireless Services and Products - Universal Service” for information on USF reform. Pursuant to the Alaska High Cost Order, GCI Holdings must meet certain performance requirements with respect to the offering of broadband services in its incumbent local exchange carrier areas. The FCC directed the Bureau to reassess those performance commitments before December 31, 2021, and the Bureau approved revised performance commitments on December 23, 2021. If GCI Holdings fails to meet these performance requirements, it will be subject to repayment of a portion of the high cost support received, as specified in the Alaska High Cost Order. Although GCI Holdings formerly received high cost support for service provided by its competitive local exchange carrier operations, the phase-down of that support pursuant to the Alaska High Cost Order concluded on December 31, 2018.

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

GCI Holdings has negotiated and will continue to negotiate interconnection provisions as necessary. GCI Holdings has entered all of the major Alaskan markets with local access services.

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

Unbundled Network Elements. Although GCI Holdings primarily provides communications services over its own facilities, the ability to obtain access to other providers’ networks is an important element of its local access services business. Changes in applicable regulations and the wholesale offerings of suppliers could affect GCI Holdings’ ability to provide service.

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

Under the Alaska High Cost Order. Per the Alaska High Cost Order, as of January 1, 2017, Remote (as defined by the Alaska High Cost Order) high cost support payments to Alaska High Cost participants are frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required. Under the terms of the Alaska High Cost Order, the FCC is to initiate a process in 2021 to eliminate duplicate support in areas that were served by more than one subsidized mobile wireless carrier as of December 31, 2020. As part of the Alaska High Cost Order, the FCC issued a Notice of Proposed Rulemaking seeking comment on how to implement that process. The FCC has not to date issued any further orders with respect to that process.

See “Description of Business — Regulatory Matters — Wireline Voice Services and Products — Regulatory Regime Applicable to IP-based Networks” for more information.

Emergency 911. The FCC has imposed rules requiring carriers to provide emergency 911 services, including E911 services that provide the caller’s phone number and approximate location to local public safety dispatch agencies. Providers are required to transmit the geographic coordinates of the customer’s location, for both indoor and outdoor locations, within accuracy parameters revised by the FCC, to be implemented over a phase-in period. The FCC also imposed requirements to allow users to text-to-911 if the local public safety dispatch agency requests and is able to receive such texts. Providers may not demand cost recovery as a condition of providing E911, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments. On June 1, 2020 and subsequently on May 24, 2021, GCI Holdings timely sought waivers from the FCC concerning the percentage of wireless calls required to meet 911 location accuracy benchmarks pursuant to the FCC’s phase-in period. In December 2021, GCI Holdings met the 2020 benchmark. GCI Holdings has been able to meet FCC requirements for text-to-911 obligations to date.

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

Charter’s Spectrum Mobile Service

Charter’s Spectrum Mobile service offers mobile Internet access and telephone service. Charter provides this service as an MVNO using Verizon’s network and its network through Spectrum WiFi. As an MVNO, Charter is subject to many of the same FCC regulations that apply to facilities-based wireless carriers, as well as certain state or local regulations, including (but not limited to): E911, local number portability, customer privacy, CALEA, universal service fund contribution, robocall mitigation and hearing aid compatibility and safety and emission requirements for mobile devices. Spectrum Mobile’s broadband Internet access service is also subject to the FCC’s transparency rule. The FCC or other regulatory authorities may adopt new or different regulations for MVNOs and/or mobile service providers in the future, or impose new taxes or fees applicable to Spectrum Mobile, which could adversely affect the service offering or Charter’s business generally.

Privacy and Information Security Regulation

The Communications Act limits Charter and GCI Holdings’ ability to collect, use, and disclose customers’ personally identifiable information for its Internet, video, and voice services. Charter and GCI Holdings are subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer information. All broadband providers are also obliged by CALEA to configure their networks in a manner that facilitates the ability of state and federal law enforcement, with proper legal process authorized under the Electronic Communications Privacy Act, to obtain records and information concerning their customers, including the content of their communications. Further, the FCC, Federal Trade Commission (“FTC”), and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and sending unsolicited commercial emails. The FTC currently has the authority, pursuant to its general authority to enforce against unfair or deceptive acts and practices, to protect the privacy of Internet service customers, including Charter and GCI Holdings’ use and disclosure of certain customer information.

Charter and GCI Holdings’ operations are also subject to federal and state laws governing information security. In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures. The FCC, the FTC, and state attorneys general regularly bring enforcement actions against companies related to information security breaches and privacy violations.

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risks. One such standard is the voluntary Cybersecurity Framework (“CSF”) released by the National Institute for Standards and Technology (“NIST”) in 2014 and updated in 2018, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure. The NIST CSF provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. It was designed to supplement, not supersede, existing cybersecurity regulations and requirements. Several government agencies have encouraged compliance with the NIST CSF, including the FCC, which is also considering expansion of its cybersecurity guidelines or the adoption of cybersecurity requirements. Charter and GCI voluntarily follow the NIST CSF as part of their overall cybersecurity programs.

Many states and local authorities have considered legislative or other actions that would impose restrictions on Charter’s ability to collect, use and disclose, and safeguard certain consumer information, particularly with regard to its broadband Internet business. For example, the California Consumer Privacy Act (“CCPA”) and Maine’s Act to Protect Privacy of Online Customer Information both became effective in 2020. The CCPA, under certain circumstances, regulates companies’ use and disclosure of the personal information of California residents and authorizes enforcement actions by the California Attorney General and private class actions for data breaches. In addition, effective January 1, 2023, the California Privacy Rights Act, adopted by ballot initiative in 2020, will amend the CCPA to impose additional obligations on companies that handle the personal information of California residents. The Maine law regulates how Internet service providers use and disclose customers’ personal information and requires Internet service providers to take reasonable measures to protect customers’ personal information. In addition, Virginia and Colorado each enacted privacy laws in 2021 that will become effective in 2023 and will regulate the way that companies collect, use, and share personal information about consumers. Several other state legislatures are considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for Charter’s business. Congress may also adopt new privacy and data security obligations. Charter cannot predict whether any of these efforts will be successful or preempted, or how new legislation and regulations, if any, would affect its business.

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

The principal effect of GCI Holdings’ facilities on the environment would be in the form of construction of facilities and networks at various locations in Alaska and between Alaska, Washington, and Oregon. GCI Holdings’ facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable. GCI Holdings obtains federal, state, and local permits, as required, for its projects and operations. GCI Holdings is unaware of any material violations of federal, state, or local regulations or permits.

Remaining Commitments Related to the 2016 Merger with TWC and Acquisition of Bright House

In connection with approval of Charter’s 2016 merger with TWC and acquisition of Bright House (the “Transactions”), federal and state regulators imposed a number of post-transaction conditions on Charter, many of which have been fulfilled or have terminated. Remaining federal commitments include the following.

FCC Conditions

●	Refrain from charging usage-based prices or imposing data caps on any fixed mass market broadband Internet access service plans for seven years; and
●	Continue to support CableCARDs for use in third-party retail devices for seven years (unless the FCC changes the relevant rules) and only as to CableCARDs in use by customers in May 2020.

The FCC conditions also contain a number of compliance reporting requirements.

DOJ Conditions

The DOJ Order prohibits Charter from entering into or enforcing any agreement with a video programmer that forbids, limits or creates incentives to limit the video programmer’s provision of content to online video distributors. Charter will not be able to avail itself of other distributors’ most favored nation (“MFN”) provisions if they are inconsistent with this prohibition. The DOJ’s conditions are effective for seven years after entry of the final judgment in 2016, although Charter may petition the DOJ to eliminate the conditions after five years. Charter currently does not expect to so petition.

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

Charter and GCI Holdings’ residential Internet services face competition across their footprints from fiber-to-the-home (“FTTH”), fiber-to-the-node (“FTTN”), fixed wireless broadband, Internet delivered via satellite and digital subscriber line (“DSL”) services. AT&T, Frontier Communications Corporation’s (“Frontier”) fiber optic service (“FiOS” or “Fios”) and Verizon’s Fios are Charter’s primary FTTH competitors. Given the FTTH deployments of Charter’s competitors, launches of broadband services offering 1 Gbps speed have recently grown. Several competitors, including AT&T, Frontier’s FiOS, Verizon’s Fios, WideOpenWest, Inc. (“WOW”) and Google Fiber, deliver 1 Gbps broadband speed (and some delivering 2 Gbps) in at least a portion of their footprints which overlap Charter’s footprint. In several markets, Charter and GCI Holdings also face competition from one or more fixed wireless providers which deliver point-to-point Internet connectivity, although generally in areas limited to residential MDUs. Additionally, several mobile network operators offer LTE or 5G delivered fixed wireless home Internet service in an increasing number of Charter’s markets. DSL service is offered across Charter’s footprint and a portion of GCI Holdings’ footprint, often at prices lower than Charter and GCI Holdings’ Internet services, although typically at speeds much lower than the minimum speeds offered by Charter and GCI Holdings. In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. These options offer alternatives to cable-based Internet access. Charter faces terrestrial broadband Internet (defined as at least 25 Mbps) competition from three primary competitors, AT&T, Frontier and Verizon in approximately 34%, 9% and 5% of its operating areas, respectively.

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

Charter and GCI Holdings’ residential video services also face growing competition across their footprints from a number of other sources, including companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices. These competitors include virtual multichannel video programming distributors (“V-MVPDs”) such as Hulu Live, YouTube TV, Sling TV, Philo and DirecTV Stream. Other online video business models and products have also developed, some offered by programmers that have not traditionally sold programming directly to consumers, including, (i) subscription video on demand (“SVOD”) services such as Netflix, Apple TV+, Amazon Prime, Hulu Plus, Disney+, HBO Max, Peacock, Paramount+, AMC+, Starz and Showtime Anytime, (ii) ad-supported free online video products, including YouTube and Pluto TV, some of which offer programming for free to consumers that Charter currently purchases for a fee, (iii) pay-per-view products, such as iTunes, and Amazon Instant, and (iv) additional offerings from mobile providers which continue to integrate and bundle video services and mobile products. Historically, Charter has generally viewed SVOD online video services as complementary to its own video offering, and has developed a cloud-based guide that is capable of incorporating video from online video services currently offered in the marketplace. As the proliferation of online video services grows, however, services from V-MVPDs and direct to consumer offerings, as well as piracy and password sharing, negatively impact the number of customers purchasing Charter’s video product.

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

AT&T, Verizon and T-Mobile continue to expand 5G mobile services. Additionally, in connection with Dish Network Corporation’s acquisition of Sprint Corporation’s (“Sprint”) prepaid mobile services businesses, the FCC and DOJ have imposed a timeline on Dish Network Corporation (70% by June 2023) for 5G network development and expansion. Charter also competes for retail activations with other resellers that buy bulk wholesale service from wireless service providers for resale.

Regional Competitors

In some of Charter’s operating areas, other competitors have built networks that offer Internet, video and voice services that compete with its services. For example, in certain service areas, Charter’s residential Internet, video and voice services compete with WOW, Cincinnati Bell Inc., Google Fiber, Hawaiian Telcom (owned by Cincinnati Bell Inc.) and Grande Communications Networks, LLC.

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

Business Services

Charter and GCI Holdings face intense competition across each of their business service product offerings. Charter’s SMB Internet, video and voice services face competition from a variety of providers as described above. Charter’s enterprise solutions also face competition from the competitors described above as well as cloud-based application-service providers, managed service providers and other telecommunications carriers, such as metro and regional fiber-based carriers. GCI Holdings’ business wireless, data and voice services face similar competition as described above for its consumer products.

Advertising

Charter and GCI Holdings face intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new advertising platforms seek to attract the same advertisers. Charter and GCI Holdings compete for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio stations, print media and online advertising companies and content providers.

Human Capital Resources

Employees

As described above, Liberty Broadband is party to a services agreement with Liberty, pursuant to which 86 Liberty corporate employees provide certain management services to Liberty Broadband for a determined fee. As a result, Liberty Broadband is not responsible for the hiring, retention and compensation of these individuals (except that Liberty Broadband does grant equity incentive awards to these individuals). However, Liberty Broadband directly benefits from the efforts undertaken by Liberty to attract and retain talented employees. Liberty strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Liberty Broadband fully supports these efforts.

As of December 31, 2021, the Company’s consolidated subsidiaries had an aggregate of approximately 1,900 full and part-time employees and the Company is not party to any union contracts with its employees. Liberty Broadband believes that its employee relations are good.

GCI Holdings

GCI Holdings (or “GCI”) has been operating in Alaska for more than 40 years and most of its employees live in the communities it serves. Many of GCI’s employees have been with the company for decades and, in some cases, their children have joined the GCI team and have become the next generation of the GCI family. This sense of family and valuing its employees is a strong part of GCI’s culture and is one that generates pride among employees and company leadership. GCI is committed to creating and maintaining an environment that is inclusive, supportive and provides opportunities for excellence and advancements. To that end, GCI is committed to ensuring its employees, at all levels of the company, are experts in their fields, and provides opportunities for training, including certifications relating to various technical aspects of the GCI business, training in people skills, management best practices and team-building, as well as tuition reimbursement to employees who are pursuing college or technical schools degrees while working for GCI. In 2020, GCI launched an initiative to evaluate the incorporation of diversity, equity and inclusion principles in all corporate operations and continues to assess and evolve its practices to create a focus on these principles.

GCI is committed to maintaining a safe and healthy workplace and has implemented several new safety protocols to keep its employees and customers safe during the pandemic, including moving more than 70% of employees to work-from-home status, installing plexiglass shields and sourcing additional sanitization supplies for our retail spaces. GCI has also limited the number of home visits by its field technicians by working with customers to resolve issues remotely and adopting new, socially distanced methods of troubleshooting and following strict safety precautions in the event an in-person visit is necessary.

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

The information contained on our website and the websites of GCI Holdings and Charter are not incorporated by reference herein.

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

Our ability to meet our current and future financial obligations, including to make debt service obligations under the Margin Loan Agreement (defined below) and the Company Debentures (defined below), and other contractual commitments depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our wholly-owned subsidiaries, any dividends and interest we may receive from our investments, available funds under the Margin Loan Agreement (defined below) (which was $1.0 billion as of December 31, 2021) and proceeds from any asset sales or other forms of asset monetization we may undertake in the future. In addition, the ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject.

Other than cash generated from our participation in Charter’s stock repurchase program, we do not have access to the cash that Charter generates from its operating activities.

Notwithstanding our ownership interest in Charter and our having three nominees on its thirteen-member board of directors, we have no ability to cause Charter to pay dividends to us, and we cannot cause Charter to make funds available to us except to the extent we are obligated to participate in Charter’s stock repurchase program pursuant to the terms of the Stockholders Agreement and the letter agreement entered into on February 23, 2021 in order to reduce our percentage equity interest, on a fully diluted basis, to the Equity Cap. Charter generated approximately $16,239 million, $14,562 million and $11,748 million of cash from its operations during the years ended December 31, 2021, 2020 and 2019, respectively. Charter uses the cash it generates from its operations primarily to fund its business operations, service its debt and other financial obligations and repurchase shares of its common stock. We do not have access to the cash that Charter generates unless Charter declares a dividend on its capital stock payable in cash, engages in stock repurchases for cash or otherwise distributes or makes payments to its stockholders, including us. Historically, Charter has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business, to service its debt obligations and to repurchase shares of its common stock. Covenants in Charter’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Charter will continue to apply its available cash as described above.

We rely on Charter to provide us with the financial information that we use in accounting for our ownership interest in Charter as well as information regarding Charter that we include in our public filings.

We account for our approximately 30.9% economic ownership interest in Charter using the equity method of accounting and, accordingly, in our financial statements we record our share of Charter’s net income or loss. Within the meaning of U.S. accounting rules, we rely on Charter to provide us with financial information prepared in accordance with generally accepted accounting principles, which we use in the application of the equity method. We also rely on Charter to provide us with the information regarding their company that we include in our public filings. In addition, we cannot change the way in which Charter reports its financial results or require Charter to change its internal controls over financial reporting. No assurance can be given that Charter will provide us with the information necessary to enable us to complete our public filings on a timely basis or at all.

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

As a result of our spin-off from Liberty in 2014 and other transactions between 2011 and 2014 that resulted in the separate corporate existence of Liberty, Qurate Retail, and TripCo, as well as the initial public offering of Liberty Media Acquisition Corporation (“LMAC”) in January 2021, all of our executive officers also serve as executive officers of Liberty, Qurate Retail, TripCo and LMAC, and there are overlapping directors. Other than Liberty’s ownership of LMAC’s sponsor, which beneficially owns 20% of LMAC’s outstanding common stock as of December 31, 2021, none of these companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty, Qurate Retail, TripCo, LMAC or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty, Qurate Retail, TripCo or LMAC pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Each of our company, TripCo and LMAC has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Liberty, Qurate Retail, TripCo and LMAC) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to our company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty, Qurate Retail, TripCo, LMAC and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty, Qurate Retail, TripCo, or LMAC or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

Our ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), of our Company.

At December 31, 2021, we had a deferred tax asset attributable to federal and state net operating losses and disallowed business interest carryforwards of $94 million and under the Code, we may carry forward our federal net operating losses and disallowed business interest deductions in certain circumstances to offset current and future taxable income and reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation's stock over a rolling three-year period) at a time when our market capitalization is below a certain level or proposed Treasury regulations under Section 382 of the Code issued during 2019 have become final and are applicable (taking into account the delayed effective date of such regulations), our ability to use our federal net operating loss and disallowed business interest carryforwards could be substantially limited. This limit could impact the timing of the usage of our net operating loss and disallowed business interest carryforwards, thus accelerating federal cash tax payments or causing certain federal net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset. Similar limitations may also apply at the state level.

Factors Related to Our and Our Subsidiaries’ Indebtedness

Our company may have future capital needs and may not be able to obtain additional financing, or refinance or renew our existing indebtedness, on acceptable terms. Further, our and our subsidiaries’ ability to service our respective debt and any other obligations will require access to funds, which may be restricted.

As of December 31, 2021, we had approximately $3.7 billion principal amount of debt outstanding, consisting of (i) $1.3 billion outstanding under a credit agreement (as amended, the “Margin Loan Agreement”) governing a multi-draw margin loan agreement credit facility entered into in 2017 by a bankruptcy remote wholly owned subsidiary (“SPV”) of Liberty Broadband; (ii) $575 million outstanding under our 2.75% Exchangeable Senior Debentures due 2050 and $825 million outstanding under our 1.25% Exchangeable Senior Debentures due 2050 (collectively, the “Company Debentures”); (iii) $15 million outstanding under the 1.75% exchangeable senior debentures due 2046 originally issued by GCI Liberty; (iv) $600 million outstanding under GCI, LLC’s 4.750% senior notes due 2028 (the “Senior Notes”); and (v) $399 million in outstanding term and revolving loans under GCI, LLC’s senior secured credit facility with a syndicate of banks (the “Senior Credit Facility”). We also had $1.0 billion remaining available to be drawn until five business days prior to May 12, 2024 at December 31, 2021 under the Margin Loan Agreement. Further, as a result of multiple transactions, including the Combination, we have entered into an indemnification agreement pursuant to which, among other things, (1) we will indemnify Liberty Interactive LLC (“Liberty LLC”) with respect to any of Liberty LLC's 1.75% Exchangeable Debentures due 2046 (the “Liberty Charter Exchangeable Debentures”) surrendered for exchange to Liberty LLC on or before October 5, 2023 for the amount by which (i) the exchange value exceeds (ii) the sum of the adjusted principal amount of such Liberty Charter Exchangeable Debentures plus the amount of certain tax benefits attributable to such Liberty Charter Exchangeable Debentures so exchanged, and (2) Qurate Retail, Liberty Broadband and GCI Liberty will indemnify each other with respect to certain potential losses in respect of the 2018 split-off of GCI Liberty by Qurate Retail.

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

Moreover, our and our subsidiaries’ ability to secure additional financing will depend upon the operating performance of our subsidiaries, the value of our investment in Charter, prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, the state of competition in our subsidiaries’ respective markets, the outcome of certain legislative and regulatory issues and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available, or that we will be able to renew or refinance existing indebtedness, on desirable terms or at all. If financing is not available when needed or is not available on favorable terms, we and our subsidiaries may be unable to take advantage of business or market opportunities as they arise, which could have a material adverse effect on our business and financial condition.

We and our subsidiaries have significant indebtedness, which could adversely affect our business and financial condition.

As discussed above, as of December 31, 2021, we and our subsidiaries had approximately $3.7 billion principal amount of debt outstanding. As a result of this significant indebtedness, we and our subsidiaries may:

●	Experience increased vulnerability to general adverse economic and industry conditions;
●	Be required to dedicate a substantial portion of cash flow from operations to principal and interest payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions and investments and other general corporate purposes;
●	Be impeded in our and their ability to optimally capitalize and manage cash flows;
●	Be restricted from making strategic acquisitions or required to make non-strategic divestitures;
●	Be exposed to the risk of increased interest rates with respect to any variable rate portion of indebtedness; and
●	Be limited in planning for, or reacting to, changes in business or market conditions and placing us and our subsidiaries at a competitive disadvantage compared to competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our and our subsidiaries’ leverage may prevent us and them from exploiting.

In addition, it is possible that we may need to incur additional indebtedness in the future. For example, at December 31, 2021, we had $1.0 billion remaining available to be drawn until five business days prior to May 12, 2024 under the Margin Loan Agreement and we could issue additional exchangeable senior debentures. If new debt is added to the current debt levels, the risks described above could intensify. For additional limitations on our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments” and “Other than cash generated from our participation in Charter’s stock repurchase program, we do not have access to the cash that Charter generates from its operating activities” above.

The agreements that govern our and our subsidiaries’ current and future indebtedness may contain various affirmative and restrictive covenants that will limit our discretion in the operation of our business.

As discussed above, SPV entered into the Margin Loan Agreement pursuant to which SPV had outstanding borrowings of $1.3 billion, with $1.0 billion remaining available to be drawn until five business days prior to May 12, 2024, at December 31, 2021. The Margin Loan Agreement contains various covenants, including those that limit our ability to, among other things, incur indebtedness either directly, through another of our subsidiaries, or by having SPV enter into financing arrangements with respect to the stock of Charter, and cause SPV to enter into unrelated businesses or otherwise conduct business other than owning common stock of Charter and other assets as permitted under the Margin Loan Agreement documents.

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

In addition, the Company’s variable rate indebtedness uses London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rate. In 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. Additionally, our Margin Loan Agreement and Senior Credit Facility provide for a transition to a SOFR based rate or to other alternative reference rates depending on acceptance in the market of these rates.

In order to manage the Company's exposure to interest rate risk, in the future, it may enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If the Company is unable to enter into interest rate swaps, it may adversely affect its cash flow and may impact its ability to make required principal and interest payments on its indebtedness and, even if we use these instruments to selectively manage risks, there can be no assurance that we will be fully protected against material interest rate fluctuations.

Factors Relating to COVID-19

The ongoing COVID-19 pandemic could materially affect the financial condition and results of operations of Charter and GCI Holdings.

The ongoing COVID-19 pandemic has significantly increased economic and demand uncertainty and caused economic disruption. At this time, we cannot predict the duration of any business disruption and the ultimate impact of COVID-19 on the businesses of Charter and GCI Holdings. As a general matter, the COVID-19 pandemic has significantly increased economic and demand uncertainty, and a significant global recession may result.

With respect to Charter, we cannot predict the depth and duration of the economic impact to Charter’s residential and business customers’ ability to pay for its products and services. In addition, there is uncertainty regarding the impact of government emergency declarations, the ability of Charter’s suppliers and vendors to provide products and services to it, the pace of new housing construction, the pace of households moving residences, changes in business spend in Charter’s local and national ad sales business, the effects to employees’ health and safety, and resulting reorientation of its work activities and the risk of limitations on the deployment and maintenance of Charter’s services (including by limiting customer support and on-site service repairs and installations).

With respect to GCI Holdings, because of the geographic concentration of GCI Holdings’ operations in Alaska, growth of GCI Holdings' business and operations depends upon economic conditions in Alaska, which we expect will continue to be impacted by COVID-19 and the measures taken in Alaska and around the world to address the pandemic. At the end of 2019, the Alaska economy showed signs of emerging from a recession that started in late 2015. However, GCI Holdings expects this recession to continue as a result of the COVID-19 pandemic. GCI Holdings is unable to predict the depth and duration of the economic impact to its customers’ ability to pay for products and services, even after taking into account the impact of extended unemployment benefits and other stimulus packages and governmental assistance provided to its customers. Historically, recessions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. There is a risk that GCI Holdings’ accounts receivable and bad debt expense will increase substantially due to the economic impact of the COVID-19 pandemic. In addition, GCI Holdings is unable to predict the impact to its business from future government emergency declarations, the ability of its suppliers and vendors to provide products and services to GCI Holdings and the risk of limitations on the deployment and maintenance of GCI Holdings’ services, changes in business spend in GCI Holdings’ ad sales business, the effects to employees’ health and safety, and resulting reorientation of its work activities and the risk of limitations on the deployment and maintenance of its services (including by limiting customer support and on-site service repairs and installations).

The Alaska economy is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. A decline in oil prices could put significant pressure on the Alaska state government budget. Although Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years, major structural budgetary reforms will be required in order to offset the impact of the COVID-19 pandemic and a decline in oil prices. Although GCI Holdings cannot predict the long-term impact COVID-19 will have on these sectors of the Alaska economy, adverse circumstances in these industries may have an adverse impact on the demand for its products and services and on its results of operations and financial condition.

Further, the extent of the impact of the COVID-19 pandemic on Charter and GCI Holdings remains fluid and the likelihood of an impact that could be material increases the longer the virus impacts activity levels in the locations in which they operate. Delays in the widespread distribution of vaccines, or lack of public acceptance, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. In addition, new variants of the virus may continue to emerge. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience a prolonged recession, and we anticipate Charter and GCI Holdings could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

To the extent the COVID-19 pandemic adversely affects our or Charter’s or GCI Holdings’ respective businesses, financial conditions and results of operations, it may also have the effect of heightening the other risks described in these Risk Factors, such as those relating to fluctuations in our stock price and the market value of our interests in publicly-traded securities, the effect of increases in data usage on GCI Holdings’ wired and wireless networks on network capacity limitations, impairments, our significant level of indebtedness and our ability to generate sufficient cash to service our debt obligations.

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

The Company expects competition to increase as a result of the rapid development of new technologies, services and products, and the availability of increased federal funding of broadband infrastructure. The Company cannot predict which of many possible future technologies, products or services will be important to maintain GCI’s competitive position or what expenditures will be required to develop and provide these technologies, products or services. GCI’s ability to compete successfully will depend on marketing and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, economic conditions and pricing strategies by competitors. To the extent GCI does not keep pace with technological advances or fails to timely respond to changes in competitive factors in its industry and in its markets, GCI could lose market share or experience a decline in its revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services. Competitive pressures also create challenges for its ability to grow new businesses or introduce new services successfully and execute its business plan. GCI also faces the risk of potential price cuts by the Company’s competitors partially driven by federal funding for broadband infrastructure that could materially adversely affect its market share and gross margins.

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

If GCI experiences customer losses, the Company’s financial performance will be negatively impacted.

GCI is in the business of selling communications and entertainment services to subscribers, and its economic success is based on its ability to retain current subscribers and attract new subscribers. If GCI is unable to retain and attract subscribers, its and the Company’s financial performance will be impaired. GCI’s rates of subscriber acquisition and turnover are affected by a number of competitive factors including the size of its service areas, network performance and reliability issues, changing technologies including the transition to internet protocol television, its device and service offerings, subscribers’ perceptions of its services, and customer care quality. Managing these factors and subscribers’ expectations is essential in attracting and retaining subscribers. Although GCI has implemented programs to attract new subscribers and address subscriber turnover, the Company cannot assure you that these programs or GCI’s strategies to address subscriber acquisition and turnover will be successful. A high rate of turnover or low or negative rate of new subscriber acquisition would reduce revenue and increase the total marketing expenditures required to attract the minimum number of subscribers required to sustain GCI’s business plan which, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As described above in “Item 1. - Business - Regulatory Matters,” GCI’s business is subject to extensive federal and state governmental legislation and regulation. There can be no assurance that future changes or additions to the regulatory system under which GCI operates will benefit or have no adverse effect on GCI. Similarly, these rules and regulations are subject to interpretation by the applicable agencies, and new interpretations, which could impact GCI’s operations and have an adverse effect on GCI’s business, position, results of operations or liquidity. There can be no assurance that future regulatory actions taken by Congress, the FCC or other federal, state or local government authorities will not have a similar effect.

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

With respect to Internet services provided by GCI, GCI would be adversely impacted by the reclassification of Internet service as a telecommunications service under Title II of the Communications Act. In 2015, the FCC classified Internet service as a telecommunication service. The FCC’s implementing regulations prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users’ and edge providers’ ability to send traffic to, from, and among each other. Although a 2018 FCC order returned to a Title I classification of Internet service and eliminated many of the requirements imposed in its initial 2015 order, the FCC may seek to re-impose net neutrality requirements or some variation thereof. In addition, Congress and state legislatures may undertake similar efforts. For example, California and Vermont have undertaken such efforts. The Company cannot predict whether the FCC or Congress will re-impose the 2015 rules or some variation thereof. The increased regulatory burden if the 2015 rules were re-imposed likely would increase GCI’s costs and could adversely affect the manner and price of providing service, which could have a material adverse effect on GCI’s business, financial position, results of operations, or liquidity.

USF receivables and contributions are subject to change due to regulatory actions taken by the FCC, including the FCC’s interpretations of the USF program rules, or legislative actions that change the rules and regulations governing the USF program.

GCI participates in various USF programs, which provide government subsidies to customers in low income areas, including schools, libraries and other facilities. This support was 32% and 29% of GCI Holdings’ revenue for the years ended December 31, 2021 and December 31, 2020, respectively. GCI had USF net receivables of $148 million and $281 million at December 31, 2021 and 2020, respectively. In addition, the USF programs require GCI, Charter and other telecommunications providers to make contributions, based on certain revenue earned, into a fund used to subsidize the provision of voice services and broadband-capable voice networks in high-cost areas, the provision of voice and broadband services to low-income consumers, and the provision of internet, voice and telecommunications services to schools, libraries and certain health care providers. The USF programs in which GCI participates are highly regulated. While the rules and regulations governing the USF programs are fairly robust, there can be no assurance that any new rules or regulations adopted will not impact GCI’s USF program anticipated receivables or contributions. Further, the FCC and USAC may interpret or apply the applicable rules and regulations in ways that are unexpected to GCI or other program participants. As a result, material changes to receivables and contributions may occur, which could have an adverse effect on GCI’s business and the Company’s financial position, results of operations or liquidity. As described above in “Item 1. Business - Regulatory Matters,” GCI has experienced material changes to receivables and contributions from the USF programs in recent years. For example, in October 2018, the Bureau notified GCI of its decision to reduce rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $28 million, and stated that it would apply the same cost methodology going forward. In addition, although the FCC has adjusted the RHC Program funding cap and committed to annual adjustments in future years for inflation, there is no guarantee that aggregate funding will be available to pay in full the approved funding for future years. Furthermore, the FCC has adopted changes to the manner in which support issued under the RHC Program will be calculated and approved, and GCI is currently unable to assess the substance, impact on funding or timing of these changes. Although, GCI has sought FCC review of certain FCC actions regarding the RHC Program, the outcome is uncertain.

Failure to comply with USF program requirements may have an adverse effect on GCI’s business and the Company’s financial position.

The USF programs in which GCI participates are highly regulated, and, in many cases, require highly technical and nuanced processes and procedures in order to obtain funding and to ensure compliance with the USF programs. For example, telecommunication providers and their customers are subject to regulations that set forth procedures that must be followed by both the provider and the customer, and there are limitations on communications between these parties. If a customer or a provider is found to have not complied with any aspect of these regulations, regardless of whether such noncompliance was unintentional or accidental, the FCC may deny funding and/or require disgorgement of any amounts received under the affected contracts. The FCC may also invalidate any affected contract and impose fines or penalties. Accordingly, failure to comply with these rules and regulations could have a material adverse effect on GCI’s business and the Company’s financial position, results of operations or liquidity. As described in note 14 to the consolidated financial statements, the Company accrued a loss of approximately $12 million resulting from a review of certain active and expired RHC Program contracts where it has identified potential compliance issues. Although the FCC has been made aware of the potential RHC Program compliance issues, there can be no assurance that the FCC will not impose penalties or fines that would be additive to any required disgorgement or denial of funding. Further, no assurance can be given that any novated contracts will be replicated subsequently, which may affect future revenue.

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

As described above in “The ongoing COVID-19 pandemic could materially affect the financial condition and results of operations of Charter and GCI Holdings,” GCI offers products and services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI’s business and operations depends upon economic conditions in Alaska, which have been negatively impacted in recent years by a recession and the COVID-19 pandemic.

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

GCI’s technical infrastructure (including its communications network infrastructure and ancillary functions supporting its network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. As a communications provider, there is an increased risk that GCI’s technological infrastructure may be targeted in connection with terrorism or cyberattacks, either as a primary target, or as a means of facilitating additional attacks on other targets.

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

Cyberattacks or other network disruptions could have an adverse effect on the Company and GCI’s business.

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

Cyberattacks against GCI’s or the Company’s vendors’ technological infrastructure or breaches of network information technology may cause equipment failures, disruption of its or their operations, and potentially unauthorized access to confidential customer or employee data, which could subject the Company to increased costs and other liabilities as discussed further below. Cyberattacks, which include the use of malware, computer viruses, and other means for service disruption or unauthorized access to confidential customer or employee data, have increased in frequency, scope, and potential harm for businesses in recent years. It is possible for such cyberattacks to go undetected for an extended period of time, increasing the potential harm to GCI’s or the Company’s respective customers, employees, assets, and reputation.

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

The costs imposed on GCI as a result of a cyberattack or network disruption could be significant. Among others, such costs could include increased expenditures on cyber security measures, litigation, regulatory actions, fines, sanctions, lost revenue from business interruption, and damage to the public’s perception regarding GCI’s ability to provide a secure service. As a result, a cyberattack or network disruption could have a material adverse effect on the Company’s business, financial condition, and operating results. GCI also faces similar risks associated with security breaches affecting third parties with which it is affiliated or otherwise conduct business. While GCI maintains cyber liability insurance that provides both third-party liability and first-party insurance coverage, its insurance may not be sufficient to protect against all of its losses from any future disruptions or breaches of its systems or other events as described above.

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

GCI had $1.3 billion of indefinite-lived intangible assets at December 31, 2021, consisting of goodwill of $762 million, cable certificates of $550 million and other intangibles of $37 million. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition. GCI’s cable certificates represent agreements with government entities to construct and operate a video business. GCI’s wireless licenses are from the FCC and give it the right to provide wireless service within a certain geographical area.

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

The industry in which Charter operates is highly competitive and has become more so in recent years. In some instances, Charter competes against companies with fewer regulatory burdens, access to better financing and greater and more favorable brand name recognition. Increasing consolidation in the telecommunications and content industries have provided additional benefits to certain of Charter’s competitors, either through access to financing, resources, or efficiencies of scale including the ability to launch new video services.

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

Charter depends on a limited number of third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of its services. Some of Charter’s hardware, software and operational support vendors, and service providers represent its sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. Charter’s ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might interrupt or delay its ability to serve its customers, if any of these parties experience or engage in the following:

●	breach or terminate or elect not to renew their agreements with Charter or otherwise fail to perform their obligations in a timely manner;
●	demand exceeds these vendors’ capacity;
●	tariffs are imposed that impact vendors' ability to perform their obligations or significantly increase the amount Charter pays;
●	experience operating or financial difficulties;
●	significantly increase the amount Charter is required to pay (including demands for substantial non-monetary compensation) for necessary products or services;
●	cease production of any necessary product due to lack of demand, profitability or a change in ownership or are otherwise unable to provide the equipment or services Charter needs in a timely manner at its specifications and at reasonable prices.

Charter’s third-party service providers, suppliers and licensors have been disrupted by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Furthermore, an extended duration of the COVID-19 pandemic could result in significant disruptions in Charter’s supply chain. For example, quarantines, shelter-in-place and similar government orders, travel restrictions and health impacts of the COVID-19 pandemic, could impact the availability or productivity of personnel at third-party supply manufacturers, distributors, freight carriers and other necessary components of Charter’s supply chain.  In addition, the existence of only a limited number of vendors of key technologies can lead to less product innovation and higher costs. These events could materially and adversely affect Charter’s ability to retain and attract customers and its operations, business, financial results and financial condition.

Programming costs per video customer are rising at a fast rate, and Charter may not have the ability to reduce or moderate the growth rates of, or pass on to its customers, its increasing programming costs, which would adversely affect its cash flow and operating margins.

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

Charter operates in a highly competitive, consumer-driven and rapidly changing environment. From time to time, Charter may pursue strategic initiatives to launch products or enhancements to its products. Charter’s success is, to a large extent, dependent on its ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers’ changing demands and distinguish its services from those of its competitors. Charter may not be able to accurately predict technological trends or the success of new products and services. If Charter chooses technologies or equipment that are less effective, cost-efficient or attractive to customers than those chosen by its competitors, if technologies or equipment on which Charter has chosen to rely cease to be available to it on reasonable terms or conditions, if Charter offers services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, or Charter is not able to fund the expenditures necessary to keep pace with technological developments, or if Charter is no longer able to make its services available to its customers on a third-party device on which a substantial number of customers have relied to access its services, its competitive position could deteriorate, and its business and financial results could suffer.

The ability of some of Charter’s competitors to introduce new technologies, products and services more quickly than Charter does may adversely affect its competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require Charter in the future to make additional research and development expenditures, or to offer at no additional charge or at a lower price, certain products and services that Charter currently offers to customers separately or at a premium. In addition, the uncertainty of Charter’s ability, and the costs, to obtain intellectual property rights from third parties could impact its ability to respond to technological advances in a timely and effective manner.

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

Network and information systems technologies are critical to Charter’s operating activities, both for its internal uses, such as network management and supplying services to Charter’s customers, including customer service operations and programming delivery. Network or information system shutdowns or other service disruptions caused by events such as computer hacking, phishing, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber attacks” such as ransomware, process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyber attacks” on companies have continued to increase in frequency, scope and potential harm in recent years. While Charter develops and maintains systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. Charter, and the third parties on which Charter relies, may be unable to anticipate these techniques or implement adequate preventive measures. While from time to time attempts have been made to access Charter’s network, these attempts have not as yet resulted in any material release of information, degradation or disruption to its network and information systems.

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

Charter’s operational results have depended, and its future results will depend, upon the retention and continued performance of its management team. Charter’s ability to retain and hire new key employees for management positions could be impacted adversely by the competitive environment for management talent in the broadband communications and technology industries. The loss of the services of key members of management and the inability or delay in hiring new key employees could adversely affect Charter’s ability to manage its business and its future operational and financial results.

Charter has a significant amount of debt and expects to incur significant additional debt, including secured debt, in the future, which could adversely affect its financial health and its ability to react to changes in its business.

Charter has a significant amount of debt and expects to (subject to applicable restrictions in its debt instruments) incur additional debt in the future as Charter maintains its stated objective of 4.0 to 4.5 times Adjusted EBITDA leverage (net debt divided by the last twelve months Adjusted EBITDA). As of December 31, 2021, Charter’s total principal amount of debt was approximately $91.2 billion with a leverage ratio of 4.4 times Adjusted EBITDA.

Charter’s significant amount of debt could have consequences, such as:

●	impact its ability to raise additional capital at reasonable rates, or at all;
●	make it vulnerable to interest rate increases, in part because approximately 13% of its borrowings as of December 31, 2021 were, and may continue to be, subject to variable rates of interest;
●	expose it to increased interest expense to the extent it refinances existing debt with higher cost debt;
●	require it to dedicate a significant portion of its cash flow from operating activities to make payments on its debt, reducing its funds available for working capital, capital expenditures, and other general corporate expenses;
●	limit its flexibility in planning for, or reacting to, changes in its business, the cable and telecommunications industries, and the economy at large;
●	place it at a disadvantage compared to its competitors that have proportionately less debt; and
●	adversely affect its relationship with customers and suppliers.

To the extent Charter’s current debt amounts increase more than expected, Charter’s business results are lower than expected, or credit rating agencies downgrade its debt limiting its access to investment grade markets, the related risks that Charter now faces will intensify.

In addition, Charter’s variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, stopped publishing one week and 2 month U.S. Dollar (“USD”) LIBOR rates after 2021 with remaining USD LIBOR rates ceasing to be published on June 30, 2023 (the “FCA Announcement”). In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could increase in the cost of Charter’s variable rate indebtedness.

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

Regulation of the cable industry has increased cable operators’ operational and administrative expenses and limited their revenue. Cable operators are subject to numerous laws and regulations including those covering the following:

●	the provision of high-speed Internet service, including net neutrality and transparency rules;
●	the provision of voice communications;
●	cable franchise renewals and transfers;
●	the provisioning, marketing and billing of cable and Internet equipment;
●	customer and employee privacy and data security;

●	copyright royalties for retransmitting broadcast signals;
●	the circumstances when a cable system must carry a broadcast station and the circumstances when it first must obtain retransmission consent to carry a broadcast station;
●	limitations on Charter’s ability to enter into exclusive agreements with multiple dwelling unit complexes and control Charter’s inside wiring;
●	equal employment opportunity;
●	the resiliency of Charter’s networks to maintain service during and after disasters and power outages;
●	emergency alert systems, disability access, pole attachments, commercial leased access and technical standards;
●	marketing practices, customer service, and consumer protection; and
●	approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant's business in order to secure approval of the proposed transaction.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones. Any future legislative, judicial, regulatory or administrative actions may increase Charter’s costs or impose additional restrictions on Charter’s businesses.

Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, or participation in new regulatory programs, could have an adverse effect on Charter’s business.

There are ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over Charter’s cable systems, particularly its retail broadband Internet access service. Potential legislative and regulatory changes could adversely impact its business by increasing costs and competition and limiting Charter’s ability to offer services in a manner that that would maximize its revenue potential. These changes could include, for example, the reclassification of Internet services as regulated telecommunications services; restrictions on how Charter manages its Internet access services and networks; the adoption of new privacy restrictions on its collection, use and disclosure of certain customer information; new data security and cybersecurity mandates that could result in additional network and information security requirements for Charter’s business; new restraints on Charter’s discretion over programming decisions; new restrictions on the rates Charter charges to consumers for one or more of the services it offers; changes to the cable industry’s compulsory copyright license to carry broadcast signals; new requirements to assure the availability of navigation devices from third-party providers; new Universal Service Fund obligations on Charter’s provision of Internet service that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of its more rural facilities; changes to the FCC's administration of spectrum; and changes in the regulatory framework for VoIP telephone service, including the scope of regulatory obligations associated with Charter’s VoIP telephone service and its ability to interconnect its VoIP telephone service with incumbent providers of traditional telecommunications service.

As a winning bidder in the FCC’s RDOF auction in 2020, Charter must comply with numerous FCC and state requirements prior to and after receiving such funding. To comply with these RDOF program requirements, Charter has chosen in the RDOF areas to offer certain of its VoIP telephone services, such as its federal or state Lifeline services, subject to traditional federal and state common carrier regulations. Additionally, in the RDOF areas, Charter will offer certain of its broadband Internet access services subject to required discounts and other marketing-related terms. If Charter fails to comply with those requirements, the FCC could consider Charter in default of the RDOF program rules, and Charter could incur substantial penalties or forfeitures. For example, if Charter fails to attain certain specified infrastructure build-out requirements under the RDOF program, the FCC could withhold future support payments until those shortcomings are corrected. Charter’s failure to comply with the rules and requirements for the RDOF program could result in being suspended or disbarred from future governmental programs or contracts for a significant period of time, which could adversely affect its results of operations and financial condition.

If any laws or regulations are enacted that would expand the regulation of Charter’s services, they could affect Charter’s operations and require significant expenditures. Charter cannot predict future developments in these areas, and any changes to the regulatory framework for Charter’s Internet, video, mobile or VoIP services could have a negative impact on its business and results of operations.

It remains uncertain what rule changes, if any, will ultimately be adopted by Congress and the FCC and what operating or financial impact any such rules might have on Charter, including on its programming agreements, customer privacy and the user experience. In addition, the FCC, the FTC, and various state agencies and attorney general actively investigate industry practices and could impose substantial forfeitures for alleged regulatory violations.

Tax legislation and administrative initiatives or challenges to Charter’s tax and fee positions could adversely affect its results of operations and financial condition.

Charter operates cable systems in locations throughout the United States and, as a result, is subject to the tax laws and regulations of federal, state and local governments. From time to time, legislative and administrative bodies change laws and regulations that change Charter’s effective tax rate or tax payments. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on Charter’s services or changing the methodologies or base on which certain fees and taxes are computed. Potential changes include additional taxes or fees on Charter’s services which could impact its customers, changes to income tax sourcing rules and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase Charter’s income, franchise, sales, use and/or property tax liabilities. For example, some local franchising authorities have imposed franchise fee assessments on Charter’s broadband Internet access service (in addition to Charter’s video service), and more may do so in the future. If challenges to such assessments are unsuccessful, it could adversely impact Charter’s costs. Although the FCC issued a decision precluding the imposition of such duplicative fees, that favorable decision is currently subject to judicial review. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that Charter’s tax positions will not be challenged by relevant tax authorities or that it would be successful in any such challenge.

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

The fair value of our investment in Charter, on an as-converted basis, was approximately $34.8 billion as of December 31, 2021, which represents a meaningful portion of our total market value. As a result, our stock price will continue to be directly affected by the results of operations of Charter and the developments in its business.

Although our Series B common stock is quoted on the OTC Markets, there is no meaningful trading market for the stock.

Our Series B common stock is not widely held, with approximately 93% of the outstanding shares beneficially owned by John C. Malone, the Chairman of the Board and a director of our company as of January 31, 2022. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of "bid" and "ask" quotations, and market conditions. Each share of the Series B common stock is convertible, at any time at the option of the holder, into one share of our Series A common stock, which is listed and traded on the Nasdaq Global Select Market under the symbol "LBRDA."

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

In addition, John C. Malone currently beneficially owns shares representing the power to direct approximately 49% of the aggregate voting power in our company, due to his beneficial ownership of approximately 93% of the outstanding shares of our Series B common stock as of January 31, 2022.

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

GCI Holdings leases most of its executive, corporate and administrative facilities and business offices. GCI Holdings’ operating, executive, corporate and administrative properties are in good condition. GCI Holdings considers its properties suitable and adequate for its present needs.

GCI Holdings’ properties consist primarily of undersea and terrestrial fiber optic cable networks, switching equipment, satellite transponders and earth stations, microwave radio, cable and wire facilities, cable head-end equipment, wireless towers and equipment, coaxial distribution networks, connecting lines (aerial, underground and buried cable), routers, servers, transportation equipment, computer equipment, general office equipment, land, land improvements, landing stations and other buildings. See note 2 to the accompanying consolidated financial statements found in Part II of this report for additional information on its properties. Substantial amounts of GCI Holdings’ properties are located on or in leased real property or facilities. Substantially all of GCI Holdings’ properties secure the Senior Credit Facility. See note 8 to the accompanying consolidated financial statements found in Part II of this report for additional information on the Senior Credit Facility.

Item 3. Legal Proceedings

Litigation Relating to the Combination

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

On June 17, 2021, the parties filed a Stipulation and Agreement of Settlement, Compromise, and Release. On June 30, 2021, the Court preliminarily certified, solely for purposes of effectuating the proposed settlement, the action as a non-opt out class action on behalf of a settlement class consisting of all holders of GCI Liberty Series A common stock as of December 18, 2020. The Court set a settlement hearing for October 5, 2021, to determine whether to permanently certify the class, whether the proposed settlement is fair, reasonable, and adequate to the settlement class, and whether to enter a judgment dismissing the action with prejudice, among other things. On October 18, 2021, subsequent to that hearing, the Court issued a final order permanently certifying the Class and approving the settlement. The Court also awarded Plaintiffs’ Counsel $22 million in attorneys’ fees, which shall be paid out of the settlement fund. Plaintiffs also requested that the Court issue an additional fee award, which Defendant opposed, not to be paid out of the settlement fund, in connection with a certain claim that was mooted earlier in the case (a “mootness fee”). On November 8, 2021, the Court awarded Plaintiffs’ Counsel a $9 million mootness fee, which Defendant subsequently paid.

Charter and Liberty Broadband - Delaware Litigation

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery on behalf of a putative class of Charter stockholders, challenging the transactions involving Charter, TWC, Advance/Newhouse Partnership, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit, which named as defendants Liberty Broadband, Charter and the board of directors of Charter, alleged that the transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. Charter and Liberty Broadband deny any liability, believe that they have substantial defenses, and are vigorously defending this lawsuit. Although Charter is unable to predict the outcome of this lawsuit, it does not expect the outcome will have a material effect on its operations, financial condition or cash flows.

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

Sprint Communications Company L.P. (“Sprint”) filed a patent suit against Charter and Bright House on December 2, 2017 in the United States District Court for the District of Delaware. This suit alleges infringement of 9 patents related to Charter’s provision of VoIP services. Sprint previously sued TWC with respect to eight of these patents and obtained a final judgment of $151 million inclusive of interest and costs, which Charter paid in November 2019. Charter has also brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the United States District Court for the District of Delaware implicating Sprint's LTE technology and a similar suit against T-Mobile in the United States District Court for the Western District of Texas.

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

Charter is party to other lawsuits, claims and regulatory inquiries that arise in the ordinary course of conducting its business. The ultimate outcome of these other legal matters pending against Charter or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our or Charter’s consolidated financial condition, results of operations, or liquidity, such lawsuits could have in the aggregate a material adverse effect on ours or Charter’s consolidated financial condition, results of operations, or liquidity. Whether or not Charter ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure its reputation.

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

The following table sets forth the quarterly range of high and low sales prices of our Series B common stock for the years ended December 31, 2021 and 2020. There is no established public trading market for our Series B common stock, which is quoted on the OTC Markets. Such over-the-counter market quotations reflect inter-dealer prices without dealer mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Liberty Broadband Corporation
	Series B
	(LBRDB)
	High	Low
2020
First quarter	$131.80	95.25
Second quarter	$140.00	107.75
Third quarter	$139.00	125.35
Fourth quarter	$161.05	145.47

2021
First quarter	$153.11	142.85
Second quarter	$160.40	141.15
Third quarter	$178.00	170.00
Fourth quarter	$173.00	151.00

Holders

As of January 31, 2022, there were 659, 81 and 2,155 holders of our Series A, Series B and Series C common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

On February 23, 2021, the board of directors authorized the repurchase of $2.23 billion of Liberty Broadband Series A and Series C common stock. Additionally, on August 5, 2021, the board of directors authorized the repurchase of an additional $2.105 billion of Liberty Broadband Series A and Series C common stock. Further, on January 26, 2022, a duly authorized committee of the board of directors authorized the repurchase of an additional $2.215 billion of Liberty Broadband Series A and Series C common stock.

A summary of the repurchase activity for the three months ended December 31, 2021 is as follows:

	Series A Common Stock		Series C Common Stock
					(c) Total Number	(d) Maximum Number
					of Shares	(or Approximate Dollar
					Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Programs	Programs
October 1 - 31, 2021	681,359	$170.26	1,537,865	$173.51	2,219,224	$1,647	million
November 1 - 30, 2021	674,862	$164.53	2,290,236	$167.19	2,965,098	$1,153	million
December 1 - 31, 2021	1,197,000	$154.31	1,914,094	$156.38	3,111,094	$669	million
Total	2,553,221	$161.27	5,742,195	$165.28	8,295,416

There were no repurchases of Liberty Broadband Series B common stock or Liberty Broadband Preferred Stock during the three months ended December 31, 2021.

During the three months ended December 31, 2021, 179 shares of Liberty Broadband Series A common stock, zero shares of Liberty Broadband Series B common stock, 29,735 shares of Series C common stock and 4,091 shares of Liberty Broadband Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is primarily comprised of GCI Holdings, LLC (“GCI Holdings”) (as of December 18, 2020), a wholly owned subsidiary, and an equity method investment in Charter Communications, Inc. (“Charter”).

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

As a result of the Combination, each holder of a share of Series A common stock and Series B common stock of GCI Liberty received 0.58 of a share of Series C common stock and Series B common stock, respectively, of Liberty Broadband. Additionally, each holder of a share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty received one share of newly issued Liberty Broadband Series A Cumulative Redeemable Preferred Stock, which has substantially identical terms to

GCI Liberty’s former Series A Cumulative Redeemable Preferred Stock, including a mandatory redemption date of March 9, 2039. Cash was paid in lieu of issuing fractional shares of Liberty Broadband stock in the Combination. No shares of Liberty Broadband stock were issued with respect to (x) shares of GCI Liberty capital stock held by (i) GCI Liberty as treasury stock, (ii) any of GCI Liberty’s wholly owned subsidiaries or (iii) Liberty Broadband or its wholly owned subsidiaries or (y) shares of GCI Liberty Series B Common Stock held by any stockholders who perfected and did not waive, effectively withdraw or lost their appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware

Through a number of prior years’ transactions, including the Combination, Liberty Broadband has acquired an interest in Charter Communications, Inc. (“Charter”). Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

During the first quarter of 2021, as a result of the closing of the Combination on December 18, 2020, Skyhook Holding, Inc. (“Skyhook”), a wholly owned subsidiary of the Company, is no longer significant to the Company and has been included in Corporate and other for presentation purposes. The revised segment reporting structure includes the following reportable segments: (1) GCI Holdings and (2) Charter. All prior period segment disclosure information has been reclassified to conform to the current reporting structure. These reclassifications had no effect on our consolidated financial statements in any period.

Strategies and Challenges

Executive Summary

GCI Holdings, a wholly owned subsidiary of the Company, provides a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under the GCI brand.

Charter is a leading broadband connectivity company and cable operator serving more than 32 million customers in 41 states through its Spectrum brand. Over an advanced high-capacity, two-way telecommunications network, Charter offers a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach delivers tailored advertising and production for the modern media landscape. Charter also distributes award-winning news coverage, sports and high-quality original programming to its customers through Spectrum Networks and Spectrum Originals. At December 31, 2021, Liberty Broadband owned approximately 53.4 million shares of Charter Class A common stock, representing an approximate 30.9% economic ownership interest in Charter’s issued and outstanding shares.

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

Current Trends Affecting Our Business

GCI Holdings and Charter must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. These companies must be able to incorporate new technologies into their products and services in order to address the needs of their customers.

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

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. Although the Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years, major structural budgetary reforms will be required in order to offset the impact of the COVID-19 pandemic and a decline in oil prices. Although GCI Holdings cannot predict the long-term impact COVID-19 will have on these sectors of the Alaska economy, adverse circumstances in these industries may have an adverse impact on the demand for its products and services and on its results of operations and financial condition.

The Alaska economy is in a recession that started in late 2015 and has continued as a result of the COVID-19 pandemic. While it is difficult for GCI Holdings to predict the future impact of a renewed or continuing recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. Additionally, GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. If that were to occur, GCI Holdings could be required to increase its allowance for credit losses, and the number of days outstanding for its accounts receivable could increase. If the recession continues, it could negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the Federal Communications Commission ("FCC"), interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned and receivables recognized by the Company. As of December 31, 2021, the Company had net accounts receivable from the RHC Program in the amount of approximately $120 million, which is included within Trade and other receivables in the consolidated balance sheets.

FCC Rate Reduction. In November 2017, the Universal Service Administrative Company ("USAC") requested further information in support of the rural rates charged to a number of GCI Holdings' RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI Holdings received a letter from the FCC's Wireline Competition Bureau (“Bureau”) notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $28 million. The FCC also informed GCI Holdings that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the Bureau’s letter, GCI Holdings filed an Application for Review with the FCC.

On October 20, 2020, the Bureau issued two separate letters approving the cost-based rural rates GCI Holdings historically applied when recognizing revenue for services provided to its RHC customers for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected approximately $175 million in accounts receivable relating to these two funding years during the year ended December 31, 2021. GCI Holdings also filed an Application for Review of these determinations. Subsequently, GCI identified rates for similar services provided by a competitor that would justify higher rates for certain GCI satellite services in the funding years that ended on June 30, 2018, June 30, 2019, and June 30, 2020. GCI submitted that information to the Bureau on September 7, 2021. The Applications for Review remain pending.

On June 25, 2020, GCI Holdings submitted cost studies with respect to a number of its rates for services provided to its RHC customers for the funding year ended June 30, 2021, which require approval by the Bureau. GCI Holdings further updated those studies on November 12, 2020, to reflect the completion of the bidding season for that funding year. On May 24, 2021, the FCC approved the cost studies submitted by GCI Holdings for the funding year ended June 30, 2021. Subsequently, on August 16, 2021, GCI submitted a request for approval of rates for 17 additional sites, which remains pending.

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

In the fourth quarter of 2019, GCI Holdings became aware of potential RHC Program compliance issues related to certain of GCI Holdings’ currently active and expired contracts with certain of its RHC customers. The Company and its external experts performed significant and extensive procedures to determine whether GCI Holdings’ currently active and expired contracts with its RHC customers would be deemed to be in compliance with the RHC Program rules.  GCI Holdings notified the FCC of the potential compliance issues in the fourth quarter of 2019.

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

On April 21, 2021, representatives of the Department of Justice (“DOJ”) informed GCI Holdings that a qui tam action has been filed in the Western District of Washington arising from the subject matter under review by the Enforcement Bureau. The DOJ is investigating whether GCI Holdings submitted false claims and/or statements in connection with GCI’s participation in the FCC’s RHC Program. On July 14, 2021, the DOJ issued a Civil Investigative Demand with regard to the qui tam action.

GCI Holdings continues to work with the FCC and the DOJ to resolve all enforcement inquiries discussed above. With respect to the ongoing inquiries from the FCC’s Enforcement Bureau and the FCC’s Office of the Inspector General, GCI Holdings recognized a liability of approximately $12 million in 2019 for contracts that were deemed probable of not complying with the RHC Program rules. GCI Holdings also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $44 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties but such amounts could not be reasonably estimated. With respect to the ongoing inquiries from the DOJ regarding the qui tam action, the Company is unable to assess the ultimate outcome of this action given the confidentiality of the qui tam process and is unable to determine whether any type of fine or penalty would ultimately be assessed as is permitted under the applicable law.

Revision of Support Calculations. On August 20, 2019, the FCC released an order changing the manner in which support issued under the RHC Program will be calculated and approved. Some of these changes will become effective beginning with the funding year ended June 30, 2021, while others will apply beginning with the funding year ending June 30, 2022. On October 21, 2019, GCI Holdings appealed the order to the United States Court of Appeals for the District of Columbia Circuit. On December 6, 2019, that appeal was held in abeyance for nine months due to pending Petitions for Reconsideration filed by other parties at the FCC and on September 25, 2020, the period of abeyance was extended through March 8, 2021. At the direction of the FCC, USAC has released a database that purports to determine a median rate which will cap the amount of support available for each service sold under the program, starting in the funding year ending June 30, 2022. GCI Holdings has sought FCC review of various aspects of the database implementation. On September 30, 2020, USAC released a refreshed version of the database incorporating limited changes submitted by interested parties. On January 19, 2021, the Bureau issued an Order that waives the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Order requires GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ended on June 30, 2021. On April 8, 2021, the Bureau issued an Order further extending the January 19, 2021 waiver to carriers nationwide and eliminating the ability or requirement to use the database to establish the healthcare provider payments for services subsidized by the RHC Telecom Program.

Charter

Charter faces intense competition for residential customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants. With respect to its residential business, Charter competes with other providers of video, high-speed Internet access, telephone and mobile services, and other sources of home entertainment. Charter’s principal competitors for video services are DBS service providers, as well as virtual multichannel video programming distributors such as Hulu Live, YouTube TV, Sling TV, Philo and DirecTV Stream. Charter’s principal competitors for high-speed Internet services are the broadband services provided by companies, including fiber-to-the-home, fiber-to-the-node, fixed wireless broadband, Internet delivered via satellite and DSL services. A growing number of commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. These options offer alternatives to cable-based Internet access. Charter’s principal competitors for voice and mobile services are other mobile and wireline phone providers, as well as other forms of communication, such as text messaging over cellular phones, instant messaging, social networking services, video conferencing and email. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which Charter operates its residential voice service.

The COVID-19 pandemic significantly impacted how Charter’s customers use its products and services, how they interact with Charter, and how Charter’s employees provide services to its customers. Customer activity levels remain below normal which contributed to lower operating expense from reduced service transactions and lower bad debt in 2021, along with lower growth in customer relationships. Charter cannot predict when trends return to pre-COVID-19 levels as the economy returns to normal activities.

Although the ultimate impact of the COVID-19 pandemic cannot be predicted, Charter remains focused on driving customer relationship growth by deploying superior products and services with attractive pricing. In October 2021, Charter announced and implemented new Spectrum Mobile multi-line pricing designed to drive more mobile line sales per customer, and in turn, drive more broadband sales and the associated retention benefits. Further, Charter expects to continue to drive customer relationship growth through sales of Internet connectivity services and improving customer retention despite the expectation for continued losses of video and wireline voice customers.

Results of Operations—Consolidated

General.   We provide information regarding our consolidated operating results and other income and expenses, as well as information regarding the contribution to those items from our reportable segments in the tables below. The "Corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. See note 15 to the accompanying consolidated financial statements for more discussion regarding our reportable segments. GCI Holdings’ results are only included in the Company’s consolidated results beginning on December 18, 2020. For a more detailed discussion and analysis of GCI Holdings’ results, see "Results of Operations – GCI Holdings, LLC" below.

Operating Results

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Revenue
GCI Holdings	$970	34	—
Corporate and other	18	17	15
Consolidated	$988	51	15

Operating Income (Loss)
GCI Holdings	$72	(5)	—
Corporate and other	(170)	(55)	(29)
Consolidated	$(98)	(60)	(29)

Adjusted OIBDA
GCI Holdings	$354	10	—
Corporate and other	(49)	(24)	(17)
Consolidated	$305	(14)	(17)

Revenue

Revenue increased $937 million and $36 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increases in revenue were primarily due to revenue from GCI Holdings as a result of the Combination on December 18, 2020. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings. Revenue for Corporate and other increased slightly in both years due to increased revenue at Skyhook from both existing and new customers.

Operating Income (Loss)

Consolidated operating loss increased $38 million and $31 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increase in operating loss in 2021 is primarily due to a litigation settlement, net of recoveries of $95 million, as well as an increase in professional service fees and corporate compensation expenses, partially offset by the absence of transaction costs in 2021. The increase in operating loss in 2020 is primarily driven by an increase in professional service fees mostly related to the Combination and to a lesser extent corporate compensation expense. Operating income increased at GCI Holdings as a result of the Combination on December 18, 2020. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Stock-based compensation

Stock-based compensation expense increased $32 million and decreased $1 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increase in stock-based compensation expense during 2021 was primarily due to upfront grants per our CEO’s employment agreement, along with the impact of the Combination. The decrease in stock-based compensation expense during 2020 was primarily due to a decrease in the value of restricted stock units of Liberty Broadband Series C common stock granted during the first half of 2020.

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

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Operating income (loss)	$(98)	(60)	(29)
Depreciation and amortization	267	15	2
Stock-based compensation	41	9	10
Litigation settlement, net of recoveries	95	—	—
Transaction costs	—	22	—
Adjusted OIBDA	$305	(14)	(17)

Adjusted OIBDA improved $319 million and $3 million in the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increases in Adjusted OIBDA were primarily due to the results of operations of GCI Holdings as a result of the Combination, as discussed above. Corporate and other Adjusted OIBDA declined in both years due to the fluctuations in operating income (loss) as discussed above.

Other Income and Expense:

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Other income (expense):
Interest expense	$(117)	(28)	(25)
Share of earnings (losses) of affiliate	1,194	713	286
Gain (loss) on dilution of investment in affiliate	(102)	(184)	(79)
Realized and unrealized gains (losses) on financial instruments, net	67	(83)	1
Other, net	6	3	1
	$1,048	421	184

Interest expense

Interest expense increased $89 million and $3 million during the years ended December 31, 2021 and 2020, respectively. The increases were driven by additional amounts outstanding on the Margin Loan Facility (as defined in note 8 to the accompanying consolidated financial statements), the 2.75% Exchangeable Senior Debentures due 2050 that were issued in August 2020 and the 1.25% Exchangeable Senior Debentures due 2050 that were issued in November 2020. The increases in both years were partially offset by a decrease in our weighted average interest rates.

Share of earnings (losses) of affiliates

Share of earnings from affiliates increased $481 million and $427 million during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. Share of earnings (losses) from affiliates is attributable to the Company’s ownership interest in Charter. Upon the Company’s initial investment in Charter, the Company allocated the excess basis, between the book basis of Charter and fair value of the shares acquired, and ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. As of December 31, 2021, property and equipment and customer relationships have weighted average remaining useful lives of approximately 5 years and 9 years, respectively. Outstanding debt is amortized over the contractual period using the straight-line method. Amortization related to debt and intangible assets with identifiable useful lives is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying consolidated statements of operations and aggregated $234 million, $144 million, and $124 million, net of related taxes, for the years ended December 31, 2021, 2020 and 2019, respectively.

The following is a discussion of Charter’s stand alone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations. Charter is a separate publicly traded company and additional information about Charter can be obtained through its website and public filings, which are not incorporated by reference. The amounts included in the table below, derived from Charter’s public filings, represent Charter’s results for each of the years ended December 31, 2021, 2020 and 2019.

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Revenue	$51,682	48,097	45,764
Operating expenses, excluding stock-based compensation	(31,381)	(29,637)	(29,012)
Adjusted OIBDA	20,301	18,460	16,752
Depreciation and amortization	(9,345)	(9,704)	(9,926)
Stock-based compensation	(430)	(351)	(315)
Operating income	10,526	8,405	6,511
Other expenses, net	(4,138)	(4,103)	(4,080)
Net income (loss) before income taxes	6,388	4,302	2,431
Income tax benefit (expense)	(1,068)	(626)	(439)
Net income (loss)	$5,320	3,676	1,992

Charter’s revenue increased $3.6 billion and $2.3 billion during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior years. Revenue growth during 2021 was primarily due to increases in the number of residential Internet, mobile and commercial customers and price adjustments. Revenue growth during 2020 was primarily due to increases in the number of residential Internet and mobile customers, price adjustments and higher political advertising sales offset by lower local advertising revenue as a result of COVID-19, $218 million of estimated customer credits issued to video customers due to canceled sporting events and $102 million of waived receivables related to the Keep Americans Connected pledge and certain state-mandated programs.

The increases in revenue during 2021 and 2020 were partially offset by the net impact of increased operating expenses, excluding stock-based compensation, of $1.7 billion and $0.6 billion, respectively. Operating costs increased during the year ended December 31, 2021, as compared to the corresponding prior year, primarily due to increased mobile and programming costs, as well as increased regulatory, connectivity and produced content costs. Operating costs for the year ended December 31, 2021 also increased due to increased litigation settlements, including the tentative settlement with Sprint Communications Company L.P. and T-Mobile USA, Inc. for $220 million. Operating costs increased during the year ended December 31, 2020, as compared to the corresponding prior year, primarily due to increased mobile device costs and mobile service and operating costs, increases in costs to service customers and increases in programming costs, offset by lower regulatory, connectivity and produced content costs.

Programming costs increased as a result of $124 million more rebates in 2020 than 2021 from sports programming networks as a result of canceled sporting events due to COVID-19, as well as contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent offset by fewer customers and a higher mix of lower cost video packages within Charter’s video customer base. Programming costs increased during 2020 as a result of contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent, as well as an increase in video customers. The increase in 2020 was offset by the $163 million of estimated rebates from sports programming networks as a result of canceled sporting events due to COVID-19 and further benefited from a higher mix of lower cost video packages within its video customer base during the year ended December 31, 2020. Charter expects programming rates per customer will continue to increase due to a variety of factors, including annual increases imposed by programmers with additional selling power as a result of media and broadcast station groups consolidation, increased demands by owners of broadcast stations for payment for retransmission consent or linking carriage of other services to retransmission consent, and additional programming. Charter has been unable to fully pass these increases on to its customers and does not expect to be able to do so in the future without a potential loss of customers.

Mobile costs were comprised of mobile device costs and mobile service, customer acquisition and operating costs. The increase in both years is attributable to an increase in the number of mobile lines.

Regulatory, connectivity and produced content increased during the year ended December 31, 2021 primarily due to higher sports rights costs as a result of more National Basketball Association ("NBA") and Major League Baseball ("MLB") games during 2021 as compared to the corresponding period in 2020. Regulatory, connectivity and produced content cost decreased during 2020 due to deferred sports rights costs associated with the shortened baseball season and delayed start to the 2020 - 2021 basketball season as a result of COVID-19.

Charter’s Adjusted OIBDA in 2021 and 2020 increased for the reasons described above.

Depreciation and amortization expense decreased $359 million and $222 million during the years ended December 31, 2021 and 2020, respectively. The decreases in both years were primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated, offset by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by other expenses, net which increased $35 million and $23 million in the years ended December 31, 2021 and 2020, respectively, compared to the corresponding prior year periods. The changes in other expenses, net were primarily due to increased net interest expense, as well as increased losses on financial instruments and increased losses on equity investments, partially offset by increased net periodic pension benefits. The loss on equity investments also included an impairment on equity investments of approximately $165 million during the year ended December 31, 2021. The increase in other expenses, net for the year ended December 31, 2020, as compared to the corresponding period year, was primarily due to increased losses on the extinguishment of debt and increased net interest expense, partially offset by a decrease to other expense.

Income tax expense increased $442 million and $187 million during the years ended December 31, 2021 and 2020, respectively, compared to the corresponding prior year periods. Income tax expense increased during the year ended December 31, 2021, as compared to the corresponding period in the prior year, primarily as a result of higher pretax income. Income tax expense increased during the year ended December 31, 2020, compared to the corresponding prior year, as a result of higher pretax income offset by increased recognition of excess tax benefits resulting from share-based compensation during 2020.

Gain (loss) on dilution of investment in equity affiliate

The loss on dilution of investment in affiliate decreased by $82 million and increased by $105 million during the years ended December 31, 2021 and 2020, respectively, compared to the corresponding periods in the prior year. In both 2021 and 2020, the loss on dilution was primarily due to increases in issuance of Charter’s common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share, partially offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter warrants and stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter warrants or stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Indemnification obligation	$21	(9)	—
Exchangeable senior debentures	46	(74)	—
Other	—	—	1
	$67	(83)	1

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The changes for both years were primarily related to the assumption of the indemnification obligation by the Company as a result of the Combination (see note 5 to the accompanying consolidated financial statements for additional discussion), as well as the changes in fair value of the 2.75% Exchangeable Senior Debentures due 2050, the 1.25% Exchangeable Senior Debentures due 2050 and the 1.75% Exchangeable Senior Debentures due 2046 related to changes in market price of underlying Charter stock (see notes 5 and 8 to the accompanying consolidated financial statements for additional discussion).

Other, net

Other, net increased $3 million and $2 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increase in 2021 was primarily due to a tax sharing receivable with Qurate Retail that resulted in losses of $10 million for the year ended December 31, 2021, as well as a gain of $12 million on the sale of an investment during the third quarter of 2021. The increase in 2020 was primarily due to a tax sharing receivable with Qurate Retail that resulted in gains of $2 million for the period from December 18, 2020 to December 31, 2020, partially offset by decreases in dividend and interest income as a result of lower interest rates and lower cash balances during the current year. The Company’s cash balance increased during the fourth quarter of 2020, but not until the Combination on December 18, 2020. See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying consolidated financial statements.

Income taxes

Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Earnings (loss) before income taxes	$950	361	155
Income tax (expense) benefit	(218)	37	(38)
Effective income tax rate	23%	10%	25%

Our effective tax rate for the year ended December 31, 2021 was 23%.  Our effective tax rate was higher than the federal tax rate of 21% in 2021 primarily due to a non-deductible litigation settlement and non-deductible executive compensation, partially offset by tax benefits from a change in effective tax rate used to measure deferred taxes on certain Charter shares.

The Company had an income tax benefit of $37 million for the year ended December 31, 2020.  The tax benefit in 2020 was primarily due to a change in the effective state tax rate used to measure deferred taxes due to the Combination.

Our effective tax rate for the year ended December 31, 2019 was 25%.  Our effective tax rate was higher than the federal tax rate of 21% in 2019 primarily due to state income taxes.

Net earnings (losses)

We had net earnings of $732 million, $398 million and $117 million for the years ended December 31, 2021, 2020 and 2019, respectively. The change in net earnings (losses) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2021, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), monetization of investments (including Charter Repurchases (as defined in note 6 to the accompanying consolidated financial statements and discussed below)), outstanding or anticipated debt facilities (as defined in note 8 to the accompany consolidated financial statements), debt and equity issuances, and dividend and interest receipts.

As of December 31, 2021, Liberty Broadband had a cash balance of $191 million.

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$3	(96)	(37)
Net cash provided (used) by investing activities	$4,062	575	(1)
Net cash provided (used) by financing activities	$(5,292)	904	5

The increase in cash provided by operating activities in 2021, as compared to the corresponding prior year period, was primarily driven by increased activity in working capital accounts due to the Combination and the collection of accounts receivable from the RHC Program for the funding years that ended on June 30, 2019 and June 30, 2020, partially offset by litigation settlements, net of recoveries.

The increase in cash used by operating activities in 2020, as compared to the corresponding prior year period, was primarily driven by the decrease in operating income, as well as by timing differences in working capital accounts.

During the year ended December 31, 2021, net cash flows provided by investing activities were primarily related to the sale of 6,077,664 shares of Charter Class A common stock for $4.2 billion to maintain our fully diluted ownership percentage of Charter at 26%. In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 6 to the accompanying consolidated financial statements). The Company expects the Charter Repurchases to be a significant source of liquidity in future periods. This net inflow of cash was partially offset by capital expenditures of $134 million during the year ended December 31, 2021.

During the year ended December 31, 2020, net cash flows provided by investing activities were primarily due to the $592 million in cash acquired as a result of the Combination, offset partially by the exercise of preemptive rights to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $15 million.

During the year ended December 31, 2021, net cash flows used in financing activities were primarily repurchases of Series A and Series C Liberty Broadband common stock of $4.3 billion, as well as net debt repayments of $700 million of outstanding Revolving Loans (as defined in note 8 to the accompanying consolidated financial statements) under the Margin Loan Facility, net debt repayment of $155 million by GCI, LLC on its revolving credit facility and repayment by GCI, LLC of $395 million of the Term Loan B (as defined in note 8 to the accompanying consolidated financial statements), partially offset by additional borrowings of $250 million under the new Term Loan A (as defined in note 8 to the accompanying consolidated financial statements).

During the year ended December 31, 2020, net cash flows provided by financing activities were primarily borrowings of $2.8 billion under the Company’s Margin Loan Facility and issuances of multiple senior exchangeable debentures (see note 8 to the accompanying financial statements for more information), partially offset by repayments of debt of $1.3 billion and repurchases of Series C Liberty Broadband common stock of $597 million.

The projected uses of our cash are the potential buyback of common stock under the approved share buyback program, net capital expenditures of approximately $150 million, approximately $90 million for interest payments on outstanding debt, approximately $15 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to reimburse Liberty for amounts due under various agreements and to fund potential investment opportunities. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Off-Balance Sheet Arrangements and Material Cash Requirements

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

The following table summarizes current and long-term material cash requirements, both accrued and off-balance sheet, as of December 31, 2021:

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years

	amounts in millions
Material Cash Requirements
Debt (1)	$3,720	3	1,306	157	2,254
Preferred stock liquidation value	179	—	—	—	179
Interest expense and preferred stock dividends (2)	1,282	103	192	153	834
Finance and operating lease obligations	169	51	90	13	15
Tower obligations, including interest	148	8	15	16	109
Purchase obligations	161	78	45	24	14
Total	$5,659	243	1,648	363	3,405
(1)	Amounts are reflected in the table at the outstanding principal amount at December 31, 2021, assuming the debt instrument will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2021, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2021 rates and (iii) assume that our existing debt is repaid at maturity.

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

Application of the Equity Method of Accounting for Investments in Affiliates. For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the equity method investee. The Company determines the difference between the purchase price of the equity method investee and the underlying equity which results in an excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s equity method investee through a purchase accounting exercise and is allocated within memo accounts used for equity method accounting purposes. Depending on the applicable underlying assets, these amounts are either amortized over the applicable useful lives or determined to be indefinite lived.

Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity method investee, to investors other than the Company, to investors other than the Company, are recognized in the statement of operations through the gain (loss) on dilution of investment in affiliate line item. We periodically evaluate our equity method investment to determine if decreases in fair value below our cost basis are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statements of operations. Other than temporary declines in fair value of our equity method investment would be included in share of earnings (losses) of affiliates in our consolidated statement of operations.

The primary factors we consider in our determination of whether declines in fair value are other than temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the equity method investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or equity method investee specific; analysts' ratings and estimates of 12 month share price targets for the equity method investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value.

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

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value.  The estimated fair value of a reporting unit has historically been determined using an income approach, when deemed necessary. The Company’s income approach model used for its reporting unit valuation is consistent with that used for the cable certificates except that cash flows from the entire business enterprise are used.

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

Results of Operations—GCI Holdings, LLC

As described in notes 1 and 4 to the accompanying consolidated financial statements, Liberty Broadband acquired GCI Holdings in the Combination on December 18, 2020. As GCI Holdings’ results are only included in the Company’s 2020 results for 13 days following the Combination, we believe a discussion of GCI Holdings’ results for a comparative three year period promotes a better understanding of GCI Holdings’ operations. For comparison and discussion purposes the Company is presenting (a) the results of GCI Holdings for the year ended December 31, 2021, as included in the consolidated financial statements of the Company and (b) the actual historical results of GCI Holdings for the years ended December 31, 2020 and

2019, exclusive of the effects of acquisition accounting. The most significant effect of acquisition accounting is an increase to depreciation and amortization as compared to prior periods as a result of an increase in fair values of depreciable and amortizable assets. This historical financial information of GCI Holdings can be found in historical filings of GCI Liberty, Inc. with the exception of the fourth quarter of 2020. The financial information below is presented voluntarily and does not purport to represent what the results of operations of GCI Holdings would have been if it were a wholly owned subsidiary of Liberty Broadband for the periods presented or to project the results of operations of GCI Holdings for any future periods.

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	December 31,
	2021	2020	2019
Consumer
Wireless:
Revenue generating wireless lines in service[1]	185,200	176,900	176,200
Non-revenue generating wireless lines in service[2]	1,000	2,200	6,100
Wireless lines in service	186,200	179,100	182,300
Data:
Cable modem subscribers[3]	151,900	140,600	127,000
Video:
Basic subscribers[4]	54,300	74,300	81,200
Voice:
Total local access lines in service[5]	33,000	36,600	39,900

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

5 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

GCI Holdings’ operating results for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Revenue	$970	949	870
Operating expenses (excluding stock-based compensation included below):
Operating expense	(272)	(271)	(267)
Selling, general and administrative expenses	(344)	(333)	(346)
Adjusted OIBDA	354	345	257
Stock-based compensation	(16)	(10)	(15)
Impairment of intangibles and long-lived assets	—	—	(167)
Insurance proceeds and restructuring, net	—	—	6
Depreciation and amortization	(266)	(248)	(264)
Operating income (loss)	$72	87	(183)

Revenue

The components of revenue are as follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Consumer
Wireless	$184	171	168
Data	214	188	169
Video	71	91	84
Voice	15	15	17
Business
Wireless	74	89	93
Data	368	339	278
Video	3	12	16
Voice	41	44	45
Total revenue	$970	949	870

Consumer wireless revenue increased $13 million and $3 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increase in 2021 was primarily due to increased plan service fee revenue of $9 million driven by an increase in the number of subscribers and subscribers’ selection of plans with higher recurring monthly charges that offer higher usage limits. Additionally, equipment and accessories sales revenue increased $5 million, driven by an increase in the number of handsets sold in 2021. The increase in revenue in 2020 was primarily due to increased plan service fee revenue of $5 million, driven by subscribers’ selection of plans with higher recurring monthly charges that offer higher usage limits. The increase was partially offset by a $2 million decrease in equipment sales revenue due to a decrease in the number of handsets sold in 2020.

Consumer data revenue increased $26 million and $19 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increases in both years were driven by increases in the number of subscribers and the subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer video revenue decreased $20 million and increased $7 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The decrease in 2021 was due to a $15 million decrease in plan service fee revenue driven by a decrease in the number of subscribers. Additionally, there was a decrease of $6 million in advertising revenue driven by a reduction in advertising sales due to the absence of a major political election in 2021 compared to 2020. The increase in 2020 was due to an $11 million increase in advertising revenue driven by a reorganization effective August 1, 2020. The Company transitioned its advertising sales to Consumer video following the sale of the Company’s broadcast television station. The increase was partially offset by a decrease in plan fee revenue driven by a decrease in the number of subscribers.

Consumer voice revenue remained flat and decreased $2 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The decrease in 2020 was primarily due to a reduction in the number of customers.

Business wireless revenue decreased $15 million and $4 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The decrease in 2021 was primarily due to a decrease in grant and roaming revenue. The decrease in 2020 was primarily due to wholesale customers removing backhaul circuits from our network and a decrease in grant revenue partially offset by increases in roaming revenue driven by the renegotiation of a roaming contract.

Business data revenue increased $29 million and $61 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increase in 2021 was due to a $50 million increase in data and transport, driven by increased sales to education and medical customers for service upgrades. The increase was partially offset by a decrease of $12 million in professional services revenue driven by a reduction in time and materials project work.

Additionally, the increase was partially offset by the absence of $9 million in revenue recorded in the first quarter of 2020 for a RHC customer whose funding was initially denied but subsequently approved in the first quarter of 2020.

The increase in 2020 was due to a $73 million increase in data and transport revenue driven by increased sales to school and medical customers for service upgrades. The increase also included the $9 million in revenue associated with prior periods for an RHC customer whose funding was initially denied but subsequently approved in the first quarter of 2020. The increases were partially offset by a $12 million decrease in professional services revenue driven by a reduction in time and materials project work.

Business video revenue decreased $9 million and $4 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The decreases in both 2021 and 2020 were primarily due to the sale of the Company’s broadcast television station in the third quarter of 2020.

Business voice revenue decreased $3 million and $1 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The decrease in 2021 was driven by a reduction in conference calling, long distance minutes, and local service lines. The decrease in 2020 was driven by a reduction in local service lines partially offset by an increase in long distance and conferencing services.

Operating expenses increased $1 million and $4 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increase in 2021 was primarily due to a $20 million increase in costs to operate our network driven by the increase in demand from education and medical customers, as well as a $3 million increase in wireless handset costs. These increases were partially offset by a decrease of $10 million in professional services costs driven by a reduction in time and materials project work and a decrease of $13 million in video costs driven by the sale of the Company’s broadcast television station in the third quarter of 2020, as well as a decrease in costs paid to content producers driven by a decrease in video subscribers.

The increase in 2020 was primarily due to an $18 million increase in costs to operate our network driven by the increase in demand from school and medical customers. The increase is partially offset by decreases of $8 million in professional services costs driven by a reduction in time and materials project work and $4 million in video costs paid to content producers driven by a decrease in video subscribers.

Selling, general and administrative expenses increased $11 million and decreased $13 million for the years ended December 31, 2021 and 2020, as compared to the corresponding prior year periods. The increase in 2021 was primarily due to a $16 million increase in labor related costs driven by increases in healthcare costs as employees have returned to normal healthcare interactions and increases in contract labor. Additionally, the period was impacted by a $2 million increase in software costs driven by an increase in software as service arrangements and a $2 million increase in travel and training costs driven by a return to more normal activity levels. The increase is partially offset by a $2 million decrease in bad debt expense, $3 million decrease in legal and compliance cost and $3 million decrease in lease and facility costs.

The decrease in 2020 was primarily due to the absence of a $17 million reserve recorded in the fourth quarter of 2019 for contracts that were deemed probable of not complying with RHC Program rules, and the Company’s cost cutting efforts. The decrease was partially offset by a $5 million increase in legal and compliance costs.

Stock based compensation increased $6 million and decreased $5 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increase in 2021 was due to the fair value assigned to converted awards as part of the modification as a result of the Combination. Additionally, stock-based compensation expense for the prior period included the reversal of expense for performance-based awards that did not vest. The decrease in 2020 was primarily due to the reversal of expense for performance-based awards that did not vest due to a shortfall in certain financial metrics and qualitative criteria; employees who left the company prior to the vesting of their awards; and a decrease in the number of awards granted.

Depreciation and amortization increased $18 million and decreased $16 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increase in 2021 was primarily due to an increase in assets placed in service since January 1, 2020 and higher amortization expense because of an accelerated recognition pattern for amortizing intangibles as a result of the Combination. The decrease in 2020 was primarily due to assets which became fully depreciated prior to 2020, a decrease in assets placed in service since January 1, 2019, and lower amortization expense because of an accelerated recognition pattern for amortizing intangibles.

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

Liberty Broadband’s borrowings under the Margin Loan Agreement (as defined in note 8 to the accompanying consolidated financial statements) and the Senior Credit Facility (as defined in note 8 to the accompanying consolidated financial statements) carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. Additionally, our Margin Loan Agreement and Senior Credit Facility provide for a transition to a SOFR based rate or to other alternative reference rates depending on acceptance in the market of these rates. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments.

As of December 31, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$405	1.9%	$600	4.8%
Corporate and other	$1,300	1.7%	$1,415	1.9%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is subject to market risk that is not directly reflected in our financial statements.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Broadband Corporation are filed under this Item, beginning on Page II-26. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

See page II-23 for Management's Report on Internal Control Over Financial Reporting.

See page II-24 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except for continued enhancements related to material weakness remediation activities, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Remediation of Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified in Part II, Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2020 Form 10-K, the Company developed a plan to remediate the material weakness at GCI Holdings. Remediation activities included:

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

For the quarter ended December 31, 2021 the Company completed the testing and evaluation of the operating effectiveness of the controls, and based on the results of the testing, the controls were determined to be designed and operating effectively as of December 31, 2021. Accordingly, the Company concluded the previously reported material weakness was remediated as of December 31, 2021.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2021, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2021, the Company's internal control over financial reporting is effective.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page II-24 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty Broadband Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Broadband Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Broadband Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Broadband Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Equity method accounting for the Company’s investment in Charter

As discussed in notes 2 and 6 to the consolidated financial statements, the Company has recorded an investment in Charter of $13,260 million as of December 31, 2021, accounted for using the equity method. The investment represents approximately 78.1% of the total assets of the Company as of December 31, 2021. The investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses as they occur and for additional purchases and sales of Charter shares. The Company’s investment in Charter differs from the underlying equity of Charter which results in excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s investee within memo accounts used for equity method accounting.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s application of its equity method accounting, including the related share of earnings calculation, allocation of excess basis to the memo accounts, the associated amortization, and the gain or loss on dilution.  We performed risk assessment procedures, including sensitivity analyses, and applied auditor judgment to determine the nature and extent of procedures to be performed over the investment. We developed independent expectations of (1) the Company’s share of earnings of Charter and (2) the gain or loss on dilution and compared such expectations to the amounts recorded by the Company. We recalculated (1) the allocation of excess basis to the memo accounts and (2) the related excess basis amortization.  We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the allocation of the excess basis, including (1) assessing the valuation methodology used by the Company to estimate the fair value of Charter’s assets by comparison to generally accepted valuation methodologies, and (2) assessing the identification of marketplace transactions used in the model by considering the comparability to Charter.

Sufficiency of audit evidence over certain video, voice, data, and wireless revenue streams

As discussed in note 2 to the consolidated financial statements and disclosed in the consolidated statements of operations, the Company reported revenue of $988 million for the year ended December 31, 2021, which included $893 million of revenue related to video, voice, data and wireless services at GCI Holdings. The Company’s accounting for these revenue streams involves multiple processes and information technology (IT) systems.

We identified the evaluation of sufficiency of audit evidence over certain video, voice, data, and wireless revenue streams at GCI Holdings as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the number of revenue streams and related IT applications utilized throughout the revenue recognition process. Subjective auditor judgment was required to evaluate whether relevant revenue data was captured and aggregated throughout these various processes and IT applications, which included the involvement of IT professionals with specialized skills and knowledge. We applied auditor judgment in determining the revenue streams over which procedures would be performed and evaluating the nature and extent of evidence obtained over each relevant revenue stream.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue.  For each revenue stream where procedures were performed:

—   we evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue recognition process, including controls related to accurately recording amounts for certain of the Company’s video, voice, data, and wireless revenue streams

—   assessed the recorded revenue by selecting a sample of transactions and compared the amounts recognized to underlying documentation, including evidence of contracts with customers.

We involved IT professionals with specialized skills and knowledge, who assisted in:

—  testing relevant IT applications and internal controls over the Company’s revenue recognition processes

—  testing the transfer of relevant revenue data between different IT systems used in the Company’s revenue recognition processes

We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado

February 25, 2022

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$191	1,418
Trade and other receivables, net	206	349
Prepaid and other current assets	62	79
Total current assets	459	1,846
Investment in Charter, accounted for using the equity method (note 6)	13,260	16,179
Property and equipment, net (note 2)	1,031	1,099
Intangible assets not subject to amortization
Goodwill (note 7)	762	746
Cable certificates	550	560
Other	37	22
Intangible assets subject to amortization, net (note 7)	573	675
Tax sharing receivable	86	95
Other assets, net	210	151
Total assets	$16,968	21,373

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets (Continued)

December 31, 2021 and 2020

	2021	2020

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$99	98
Deferred revenue	25	25
Current portion of debt, including $25 and $26 measured at fair value, respectively (note 8)	28	31
Indemnification obligation (note 5)	324	345
Other current liabilities	106	113
Total current liabilities	582	612
Long-term debt, net, including $1,403 and $1,446 measured at fair value, respectively (note 8)	3,733	4,785
Obligations under finance leases and tower obligations, excluding current portion (note 9)	89	93
Long-term deferred revenue	35	40
Deferred income tax liabilities (note 10)	1,998	1,978
Preferred stock (note 11)	203	203
Other liabilities	189	147
Total liabilities	6,829	7,858
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,232,342 and 26,495,249 at December 31, 2021 and 2020 respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,544,548 and 2,549,470 at December 31, 2021 and 2020, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 144,854,780 and 167,480,926 at December 31, 2021 and 2020, respectively	1	2
Additional paid-in capital	6,214	10,320
Accumulated other comprehensive earnings, net of taxes	14	15
Retained earnings	3,898	3,166
Total stockholders' equity	10,127	13,503
Non-controlling interests	12	12
Total equity	10,139	13,515
Commitments and contingencies (note 14)
Total liabilities and equity	$16,968	21,373

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019

	amounts in millions,
	except per share amounts

Revenue	988	51	15
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	282	20	9
Selling, general and administrative, including stock-based compensation and transaction costs (note 12)	442	76	33
Depreciation and amortization	267	15	2
Litigation settlement, net of recoveries (note 14)	95	—	—
	1,086	111	44
Operating income (loss)	(98)	(60)	(29)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(117)	(28)	(25)
Share of earnings (losses) of affiliate (note 6)	1,194	713	286
Gain (loss) on dilution of investment in affiliate (note 6)	(102)	(184)	(79)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	67	(83)	1
Other, net	6	3	1
Earnings (loss) before income taxes	950	361	155
Income tax benefit (expense)	(218)	37	(38)
Net earnings (loss)	732	398	117
Less net earnings (loss) attributable to the non-controlling interests	—	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$732	398	117
Basic earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$3.97	2.18	0.65
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$3.93	2.17	0.64

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

	amounts in millions
Net earnings (loss)	$732	398	117
Other comprehensive earnings (loss), net of taxes:
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(1)	7	—
Other	—	—	1
Other comprehensive earnings (loss), net of taxes	(1)	7	1
Comprehensive earnings (loss)	731	405	118
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$731	405	118

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$732	398	117
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	267	15	2
Stock-based compensation	41	9	10
Share of (earnings) losses of affiliate, net	(1,194)	(713)	(286)
(Gain) loss on dilution of investment in affiliate	102	184	79
Realized and unrealized (gains) losses on financial instruments, net	(67)	83	(1)
Deferred income tax expense (benefit)	(15)	(37)	38
Other, net	(15)	1	3
Changes in operating assets and liabilities:
Current and other assets	214	(14)	(1)
Payables and other liabilities	(62)	(22)	2
Net cash provided by (used in) operating activities	3	(96)	(37)
Cash flows from investing activities:
GCI Liberty, Inc. cash acquired in merger	—	592	—
Capital expenditures	(134)	(2)	(1)
Exercise of preemptive right to purchase Charter shares	—	(15)	—
Cash received for Charter shares repurchased by Charter	4,179	—	—
Other investing activities, net	17	—	—
Net cash provided by (used in) investing activities	4,062	575	(1)
Cash flows from financing activities:
Borrowings of debt	1,467	2,825	50
Repayments of debt, finance leases and tower obligations	(2,476)	(1,301)	—
Repurchases of Liberty Broadband common stock	(4,272)	(597)	—
Proceeds (payments) from issuances of financial instruments	—	—	(46)
Proceeds (payments) from settlements of financial instruments	—	—	48
Payment to former parent under tax sharing agreement related to net settlement of Awards	—	—	(50)
Other financing activities, net	(11)	(23)	3
Net cash provided by (used in) financing activities	(5,292)	904	5
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,227)	1,383	(33)
Cash, cash equivalents and restricted cash, beginning of period	1,433	50	83
Cash, cash equivalents and restricted cash, end of period	$206	1,433	50

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Equity

Years ended December 31, 2021, 2020 and 2019

					Accumulated	Retained	Noncontrolling
				Additional	other	earnings	interest in
	Common stock			paid-in	comprehensive	(accumulated	equity of	Total
	Series A	Series B	Series C	capital	earnings	deficit)	subsidiaries	equity

	amounts in millions
Balance at December 31, 2018	$—	—	2	7,938	7	2,651	—	10,598
Net earnings (loss)	—	—	—	—	—	117	—	117
Other comprehensive earnings (loss), net of taxes	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	10	—	—	—	10
Issuance of common stock upon exercise of stock options	—	—	—	5	—	—	—	5
Payment to former parent under tax sharing agreement related to net settlement of Awards	—	—	—	(50)	—	—	—	(50)
Noncontrolling interest activity at Charter and other	—	—	—	(13)	—	—	—	(13)
Balance at December 31, 2019	$—	—	2	7,890	8	2,768	—	10,668
Net earnings (loss)	—	—	—	—	—	398	—	398
Other comprehensive earnings (loss), net of taxes	—	—	—	—	7	—	—	7
Stock-based compensation	—	—	—	9	—	—	—	9
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Liberty Broadband stock repurchases	—	—	—	(597)	—	—	—	(597)
Net impact of GCI Liberty, Inc. Acquisition	—	—	—	3,060	—	—	12	3,072
Noncontrolling interest activity at Charter and other	—	—	—	(40)	—	—	—	(40)
Balance at December 31, 2020	$—	—	2	10,320	15	3,166	12	13,515
Net earnings (loss)	—	—	—	—	—	732	—	732
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	41	—	—	—	41
Issuance of common stock upon exercise of stock options	—	—	—	2	—	—	—	2
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(11)	—	—	—	(11)
Liberty Broadband stock repurchases	—	—	(1)	(4,271)	—	—	—	(4,272)
Noncontrolling interest activity at Charter and other	—	—	—	133	—	—	—	133
Balance at December 31, 2021	$—	—	1	6,214	14	3,898	12	10,139

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(1) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Liberty Broadband Corporation and its controlled subsidiaries (collectively, "Liberty Broadband," the "Company," “us,” “we,” or “our” unless the context otherwise requires). Liberty Broadband Corporation is primarily comprised of GCI Holdings, LLC (“GCI Holdings”) (as of December 18, 2020), a wholly owned subsidiary, and an equity method investment in Charter Communications, Inc. (“Charter”).

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under the GCI brand. Charter is a leading broadband connectivity company and cable operator. Over an advanced high-capacity, two-way telecommunications network, Charter offers a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. Charter also distributes award-winning news coverage, sports and high-quality original programming to its customers through Spectrum Networks and Spectrum Originals.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. In December 2019, the Company entered into an amendment to the services agreement with Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., GCI Liberty, and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement. This allocation percentage will be determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on a Liberty-wide and CEO basis, weighted 50%, in each case, absent agreement to the contrary by Liberty and the Service Companies in consultation with the CEO. The allocation percentage will then be adjusted annually and following certain events. For the years ended December 31, 2021 and 2020, the allocation percentage for Liberty Broadband was 37% and 18%, respectively. Following the Combination, GCI Liberty no longer participates in the services agreement arrangement. The amended services agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $18 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”). A portion of the grants made to our CEO in the years ended December 31, 2020 and 2019 related to our company’s allocable portion of these upfront awards.

Under these various agreements, amounts reimbursable to Liberty were approximately $14 million and $5 million for the years ended December 31, 2021 and 2020, respectively. Liberty Broadband had a tax sharing receivable with Qurate Retail of $86 million and $119 million as of December 31, 2021 and 2020, respectively, of which zero and $24 million was in Other current assets as of December 31, 2021 and 2020, respectively.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent the historical consolidated financial information of GCI Holdings (as of December 18, 2020) and the Company’s interest in Charter, as well as certain other assets and liabilities. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

(2) Summary of Significant Accounting Policies

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in its existing accounts receivable. The Company bases its estimates on the aging of its accounts receivable balances, financial health of specific customers, regional economic data, changes in its collections process, regulatory requirements and its customers’ compliance with the Federal Communications Commission ("FCC")  rules. The Company reviews its allowance for credit losses methodology at least annually.

Depending upon the type of account receivable the Company’s allowance is calculated using a pooled basis with an allowance for all accounts greater than 120 days past due, a pooled basis using a percentage of related accounts, or a specific identification method. When a specific identification method is used, potentially uncollectible accounts due to bankruptcy or other issues are reviewed individually for collectability. Write-offs of accounts receivable balances occur when the Company deems the receivables are uncollectible. The Company does not have any off-balance-sheet credit exposure related to its customers.

Allowance for credit losses was $4 million as of December 31, 2021 and was not material as of December 31, 2020. A summary of activity in the allowance for credit losses for the year ended December 31, 2021 is as follows (amounts in millions):

		Additions	Deductions
	Balance at	Charged to
	beginning of	costs and	Write-offs net	Balance at
Description	year	expenses	of recoveries	end of year
2021	$—	4	—	4

Derivative Instruments and Hedging Activities

All of the Company’s derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. None of the Company’s derivatives are currently designated as hedges, as a result, changes in the fair value of the derivative are recognized in earnings.

The fair value of certain of the Company’s derivative instruments are estimated using the Black Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtained volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate was obtained at the inception of the derivative instrument and updated each reporting period, based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Management judgment was required in estimating the Black-Scholes variables. The Company had no outstanding derivative instruments at December 31, 2021 or December 31, 2020.

Investments in Equity Method Affiliates

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the equity method investee. The Company determines the difference between the purchase price of the equity method investee and the underlying equity which results in an excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s equity method investee through a purchase accounting exercise and is allocated within memo accounts used for equity method accounting purposes. Depending on the applicable underlying assets, these amounts are either amortized over the applicable useful lives or determined to be indefinite lived. Changes in the Company’s proportionate share of the underlying

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

equity of an equity method investee, which result from the issuance of additional equity securities by such equity method investee, are recognized in the statement of operations through the gain (loss) on dilution of investment in affiliate line item. We periodically evaluate our equity method investment to determine if decreases in fair value below our cost basis are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statements of operations. Other than temporary declines in fair value of our equity method investment would be included in share of earnings (losses) of affiliates in our consolidated statements of operations.

The primary factors we consider in our determination of whether declines in fair value are other than temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the equity method investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or equity method investee specific; analysts' ratings and estimates of 12 month share price targets for the equity method investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value.

As Liberty Broadband does not control the decision making process or business management practices of our affiliates accounted for using the equity method, Liberty Broadband relies on management of its affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on the audit reports that are provided by the affiliates’ independent auditors on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty Broadband’s consolidated financial statements. See note 6 for additional discussion regarding our investment in Charter.

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

Property and Equipment

Property and equipment is stated at depreciated cost less impairments, if any. Construction costs of facilities are capitalized. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2021, that management intends to place in service when the assets are ready for their intended use. Depreciation is computed using the straight-line method based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable.

Net property and equipment consists of the following:

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

	December 31,
	2021	2020

	amounts in millions
Land	$16	16
Buildings (25 years)	98	94
Telephony transmission equipment and distribution facilities (5-20 years)	705	667
Cable transmission equipment and distribution facilities (5-30 years)	94	84
Support equipment and systems (3-20 years)	97	86
Fiber optic cable systems (15-25 years)	69	68
Other (2-20 years)	40	33
Construction in progress	108	61
	1,227	1,109
Less accumulated depreciation	(196)	(10)
Property and equipment, net	$1,031	1,099

Depreciation of property and equipment under finance leases is included in depreciation and amortization expense in the consolidated statements of operations. Depreciation expense for the year ended December 31, 2021 and 2020 was $192 million and $9 million, respectively, and was not material for the year ended December 31, 2019.

Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of sales or other dispositions of property and equipment.

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. Capitalized interest costs for the year ended December 31, 2021 were $2 million and were not material for the years ended December 31, 2020 and 2019.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds its fair value. The Company generally measures fair value by considering sale prices for similar asset groups or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred in Other liabilities in the consolidated balance sheets. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. In periods subsequent to initial measurement, changes in the liability for an asset retirement obligation resulting from revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The majority of the Company’s asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property. The asset retirement obligation is in Other liabilities in the consolidated balance sheets. Following is a reconciliation of the beginning and ending aggregate carrying amounts of the liability for asset retirement obligations (amounts in millions):

Balance at December 31, 2019	$—
Liability acquired	76
Balance at December 31, 2020	76
Liability incurred	1
Accretion expense	3
Liability settled	(1)
Balance at December 31, 2021	$79

Certain of the Company’s network facilities are on property that requires it to have a permit and the permit contains provisions requiring the Company to remove its network facilities in the event the permit is not renewed. The Company expects to continually renew its permits and therefore cannot reasonably estimate any liabilities associated with such agreements. A remote possibility exists that the Company would not be able to successfully renew a permit, which could result in it incurring significant expense in complying with restoration or removal provisions.

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

The Company has Software as a Service ("SaaS") arrangements which are accounted for as service agreements, and are not capitalized. Internal and other third party costs for SaaS arrangements are capitalized or expensed in accordance with the internal use software guidance as discussed in the preceding paragraph.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Intangible assets with estimable useful lives are being amortized over 3 to 16 year periods with a weighted-average life of 13 years.

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

The accounting guidance allows entities the option to perform a qualitative impairment test for goodwill. The entity may resume performing the quantitative assessment in any subsequent period. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of its reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

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

Revenue Recognition

GCI Holdings

Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. GCI Holdings recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer. Substantially all of GCI Holdings’ revenue is earned from services transferred over time. If at contract inception, GCI Holdings determines the time period between when it transfers a promised good or service to a customer and when the customer pays for that good or service is one year or less, it does not adjust the promised amount of consideration for the effects of a significant financing component.

Certain of GCI Holdings’ customers have guaranteed levels of service. If an interruption in service occurs, GCI Holdings does not recognize revenue for any portion of the monthly service fee that will be refunded to the customer or not billed to the customer due to these service level agreements.

Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue-producing transaction that are collected by GCI Holdings from a customer, are excluded from revenue from contracts with customers.

Nature of Services and Products

Wireless

Wireless revenue is generated by providing access to, and usage of GCI Holdings’ network by consumer, business, and wholesale carrier customers. Additionally, GCI Holdings generates revenue by selling wireless equipment such as handsets and tablets. In general, access revenue is billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer. Equipment sales revenue associated with the sale of wireless devices and accessories is generally recognized when the products are delivered to and control transfers to the customer. Consideration received from the customer is allocated to the service and products based on stand-alone selling prices when purchased together.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

New and existing wireless customers have the option to participate in Upgrade Now, a program that provides eligible customers with the ability to purchase certain wireless devices in installments over a period of up to 36 months. Participating customers have the right to trade-in the original equipment for a new device after making the equivalent of 12 monthly installment payments, provided their handset is in good working condition. Upon upgrade, the outstanding balance of the wireless equipment installment plan is exchanged for the used handset. GCI Holdings accounts for this upgrade option as a right of return with a reduction of Revenue and Operating expense for handsets expected to be upgraded based on historical data.

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

Video

Video revenue is generated primarily from residential and business customers that subscribe to GCI Holdings’ cable video plans. Video revenue is billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer.

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

Significant Judgments

Some contracts with customers include variable consideration, and may require significant judgment to determine the total transaction price, which impacts the amount and timing of revenue recognized. GCI Holdings uses historical customer data to estimate the amount of variable consideration included in the total transaction price and reassess its estimate at each reporting period. Any change in the total transaction price due to a change in the estimated variable consideration is allocated to the performance obligations on the same basis as at contract inception. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation is recognized as revenue (or a reduction in revenue) in the period of the transaction price change. Variable consideration has been constrained to reduce the likelihood of a significant revenue reversal.

Often contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Judgment is required to determine the standalone selling price for each distinct performance obligation. Services and products are generally sold separately, and help establish standalone selling price for services and products GCI Holdings provides.

Remaining Performance Obligations

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 of $249 million in 2022, $123 million in 2023, $72 million in 2024, $43 million in 2025 and $44 million in 2026 and thereafter.

The Company applies certain practical expedients as permitted and does not disclose information about remaining performance obligations that have original expected durations of one year or less, information about revenue remaining from usage based performance obligations that are recognized over time as-invoiced, or variable consideration allocated to wholly unsatisfied performance obligations.

Contract Balances

The Company had receivables of $217 million and $351 million at December 31, 2021 and 2020, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $32 million and $34 million at December 31, 2021 and 2020, respectively, the long-term portion of which are included in Other liabilities. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during 2021 was not materially impacted by other factors.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Revenue from contracts with customers, classified by customer type and significant service offerings follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
GCI Holdings
Consumer Revenue
Wireless	$134	5	—
Data	214	7	—
Video	71	3	—
Voice	15	—	—
Business Revenue
Wireless	68	3	—
Data	364	12	—
Video	3	—	—
Voice	24	1	—
Lease, grant, and revenue from subsidies	77	3	—
Total GCI Holdings	970	34	—
Corporate and other	18	17	15
Total	$988	51	15

Advertising Costs

Advertising costs generally are expensed as incurred. Advertising expense aggregated $5 million for the year ended December 31, 2021 and was not material for the years ended December 31, 2020 and 2019. Advertising costs are reflected in the selling, general and administrative, including stock-based compensation line item in our consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 12, Liberty Broadband has granted to its directors, employees and employees of certain of its subsidiaries, restricted stock and stock options to purchase shares of Liberty Broadband common stock (collectively, “Awards”). Liberty Broadband measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Liberty Broadband measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not that such net deferred tax assets will not be realized. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. Due to inherent complexities arising from the nature of our businesses, future changes in income

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

GCI Holdings receives support from each of the various Universal Service Fund ("USF") programs: rural health care, schools and libraries, high-cost, and lifeline. The programs are subject to change by regulatory actions taken by the FCC or legislative actions, therefore, changes to the programs could result in a material decrease in revenue that the Company has recorded. Historical revenue recognized from the programs was 32%, 29% and 24% of GCI Holdings’ revenue for the year ended December 31, 2021, 2020 and 2019, respectively. The Company had USF net receivables of $148 million at December 31, 2021. See note 14 for more information regarding the rural health care receivables.

Contingent Liabilities

Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that a loss has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of net earnings (loss), comprehensive earnings (loss) attributable to debt credit risk adjustments and the Company’s share of the comprehensive earnings (loss) of our equity method affiliate.

Earnings per Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

	Years ended December 31,
	2021	2020	2019

	number of shares in thousands
Basic WASO	184,540	182,036	181,531
Potentially dilutive shares	1,693	1,210	1,253
Diluted WASO	186,233	183,246	182,784

Potential common shares excluded from diluted EPS because their inclusion would be antidilutive for the years ended December 31, 2021, 2020 and 2019 are approximately 694 thousand, 694 thousand and 309 thousand, respectively.

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

Recently Announced Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board issued new accounting guidance which will require annual disclosures about certain government transactions that are accounted for by applying a grant or contribution accounting model by analogy, including information about the nature of the transactions, the related policy used to account for the transactions, the amounts applicable to each financial statement line item and any significant terms and conditions of the transactions, including commitments and contingencies. This guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company does not expect a significant impact from the adoption of the standard but is currently evaluating the effect that the updated standard will have on its financial disclosures.

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Cash paid for acquisitions:
Property and equipment	$—	1,109	—
Investment in Charter	—	3,494	—
Intangible assets not subject to amortization	—	1,342	—
Intangible assets subject to amortization	—	639	—
Receivables and other assets	—	641	—
Net liabilities assumed	—	(3,719)	—
Deferred tax assets (liabilities)	—	(1,026)	—
Noncontrolling interests	—	(12)	—
Fair value of equity consideration	—	(3,060)	—
Cash paid (received) for acquisitions, net of cash acquired	$—	(592)	—

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Cash paid for interest	$125	24	24
Cash paid for taxes	$238	—	—

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total amount presented in its consolidated statements of cash flows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Cash and cash equivalents	$191	1,418	50
Restricted cash included in other current assets	15	15	—
Total cash and cash equivalents and restricted cash at end of period	$206	1,433	50

Restricted cash primarily relates to cash restricted for use on GCI Holdings’ various arrangements to help fund projects that extended terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.

(4) Acquisition

On December 18, 2020, the Company completed the Combination with GCI Liberty. The Company accounted for the Combination using the acquisition method of accounting.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The following details the acquisition consideration as of December 18, 2020 (amounts in millions), which is primarily based on level 1 inputs:

Fair value of newly issued Liberty Broadband Series C and B common stock [1]	$9,695
Fair value of newly issued Liberty Broadband Preferred Stock [2]	203
Fair value of share-based payment replacement awards [3]	105
Total fair value of consideration	10,003
Less: Fair value of Liberty Broadband shares attributable to share repurchase [4]	(6,739)
Total fair value of consideration attributable to business combination	3,264
Less: Fair value of newly issued Liberty Broadband Preferred Stock[2]	(203)
Less: Fair value of share-based payment replacement awards accounted for as liability awards	(1)
Total fair value of acquisition consideration to be allocated	$3,060
(1)	The fair value of newly issued Series C and B Liberty Broadband common stock was calculated by multiplying (i) the outstanding shares of GCI Liberty Series A and B common stock as of December 18, 2020 (ii) the exchange ratio of 0.58, and (iii) the closing share price of Liberty Broadband Series C and B common stock on December 18, 2020. Liberty Broadband issued 61.3 million shares of Series C common stock and 98 thousand shares of Series B common stock.

(2)	The fair value of the newly issued Liberty Broadband Preferred Stock was calculated by multiplying (i) the outstanding shares of GCI Liberty Preferred Stock as of December 18, 2020, and (ii) the closing share price of GCI Liberty Preferred Stock on December 18, 2020. The GCI Liberty Preferred Stock was converted on a one to one ratio into Liberty Broadband Preferred Stock.

(3)	This amount represents the fair value of share-based payment replacement awards.

(4)	GCI Liberty owned approximately 42.7 million shares of Liberty Broadband Series C common stock. The acquisition of Liberty Broadband Series C common stock is accounted for as a share repurchase by Liberty Broadband. This amount was calculated by multiplying (i) the number of shares of Liberty Broadband Series C common stock owned by GCI Liberty as of December 18, 2020 and (ii) the closing share price of Liberty Broadband Series C common stock on December 18, 2020.

The application of the acquisition method resulted in the assignment of purchase price to the GCI Liberty assets acquired and liabilities assumed based on estimates of their acquisition date fair values (primarily level 3). The determination of the fair values of the acquired assets and liabilities (and the determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The acquisition purchase price allocation for GCI Liberty is as follows (amounts in millions):

Cash and cash equivalents including restricted cash	$592
Receivables	339
Property and equipment	1,109
Goodwill	755
Investment in Charter	3,494
Intangible assets not subject to amortization	587
Intangible assets subject to amortization	639
Other assets	302
Deferred revenue	(60)
Debt, including obligations under tower and finance leases	(2,772)
Indemnification liability	(336)
Deferred income tax liabilities	(1,026)
Preferred stock	(203)
Non-controlling interest	(12)
Other liabilities	(348)
Total fair value of acquisition consideration to be allocated	$3,060

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and non-contractual relationships. Amortizable intangible assets of $639 million were acquired and are comprised of customer relationships with a weighted average useful life of approximately 14 years and right-to-use assets with a weighted average useful life of approximately 12 years. Approximately $134 million of the acquired goodwill will be deductible for income tax purposes. As of December 31, 2021, the determination of the acquisition date fair value of the acquired assets and assumed liabilities is final.

Since the date of the acquisition, included in net earnings (loss) attributable to Liberty Broadband shareholders for the year ended December 31, 2020 was $28 million in earnings related to GCI Liberty. The unaudited pro forma revenue, net earnings and basic and diluted net earnings per common share of Liberty Broadband, prepared utilizing the historical financial statements of Liberty Broadband, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition discussed above occurred on January 1, 2019, are as follows:

	Years ended December 31,
	2020	2019

	amounts in millions, except
	per share amounts
Revenue	$968	903
Net earnings (loss)	$695	(172)
Net earnings (loss) attributable to Liberty Broadband shareholders	$695	(171)
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$3.82	(0.86)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$3.79	(0.86)

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

December 31, 2021, 2020 and 2019

(5) Assets and Liabilities Measured at Fair Value

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2021			December 31, 2020
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$118	118	—	1,368	1,368	—
Indemnification obligation	$324	—	324	345	—	345
Exchangeable senior debentures	$1,428	—	1,428	1,472	—	1,472

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with the Combination, Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”), a subsidiary of Qurate Retail, for certain payments made to holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the "1.75% Exchangeable Debentures"). An indemnity obligation in the amount of $336 million was recorded upon completion of the Combination. The indemnification liability due to LI LLC pertains to the holders’ ability to exercise their exchange right according to the terms of the 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the consolidated balance sheets as of December 31, 2021 and December 31, 2020 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of December 31, 2021, a holder of the 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification obligation is included as a current liability in the Company’s consolidated balance sheets.

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt (with the exception of the 1.75% Debentures (defined in note 8)) and long-term debt (with the exception of the 1.25% Debentures and the 2.75% Debentures (defined in note 8)). With the exception of long-term debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our consolidated balance sheets. The carrying value of our Margin Loan Facility, the Term Loan A and revolving credit facility borrowings under the Senior Credit Facility and the Wells Fargo Note Payable all bear interest at a variable rate and therefore are also considered to approximate fair value.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Indemnification obligation	$21	(9)	—
Exchangeable senior debentures (1)	46	(74)	—
Other	—	—	1
	$67	(83)	1
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a loss of $2 million and a gain of $9 million for the years ended December 31, 2021 and 2020, respectively. The cumulative change was a gain of $7 million as of December 31, 2021.

(6) Investment in Affiliates Accounted for Using the Equity Method

Charter

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of December 31, 2021, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $13.3 billion and $34.8 billion, respectively. We own an approximate 30.9% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of December 31, 2021.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (as defined below) (“Equity Cap”). As of December 31, 2021, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 6,077,664 shares of Charter Class A common stock to Charter for $4.2 billion during the year ended December 31, 2021 to maintain our fully diluted ownership percentage at 26%. Subsequent to December 31, 2021, Liberty Broadband sold 535,092 shares of Charter Class A common stock to Charter for $341 million.

During the year ended December 31, 2020, Liberty Broadband exercised its preemptive right to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $15 million.

During the years ended December 31, 2021, 2020 and 2019, there were dilution losses of $102 million, $184 million, and $79 million, respectively, in the Company’s investment in Charter. The dilution losses are attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share, partially offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the year ended December 31, 2021.

The excess basis has been allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	Years ended December 31,
	2021	2020
Property and equipment	$661	733
Customer relationships	2,537	2,726
Franchise fees	3,828	3,693
Trademarks	29	29
Goodwill	4,024	3,934
Debt	(535)	(602)
Deferred income tax liability	(1,626)	(1,641)
	$8,918	8,872

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 5 years and 9 years, respectively, and indefinite lives for franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the year ended December 31, 2021, was primarily due to Charter’s share buyback program, partially offset by Liberty Broadband’s participation in Charter’s share buyback program. Included in our share of earnings from Charter of $1,194 million, $713 million and $286 million for the years ended December 31, 2021, 2020 and 2019, respectively, are $234 million, $144 million and $124 million, respectively, of losses, net of taxes, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Summarized financial information for Charter is as follows:

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

	amounts in millions
Current assets	$3,566	3,909
Property and equipment, net	34,310	34,357
Goodwill	29,562	29,554
Intangible assets	71,406	72,937
Other assets	3,647	3,449
Total assets	$142,491	144,206
Current liabilities	$12,458	9,875
Deferred income taxes	19,096	18,108
Long-term debt	88,564	81,744
Other liabilities	4,217	4,198
Equity	18,156	30,281
Total liabilities and equity	$142,491	144,206

Consolidated Statements of Operations

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Revenue	$51,682	48,097	45,764
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	31,482	29,930	29,224
Depreciation and amortization	9,345	9,704	9,926
Other operating expenses, net	329	58	103
	41,156	39,692	39,253
Operating income	10,526	8,405	6,511
Interest expense, net	(4,037)	(3,848)	(3,797)
Other income (expense), net	(101)	(255)	(283)
Income tax (expense) benefit	(1,068)	(626)	(439)
Net earnings (loss)	5,320	3,676	1,992
Less: Net income attributable to noncontrolling interests	(666)	(454)	(324)
Net Income (loss) attributable to Charter shareholders	$4,654	3,222	1,668

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

(7) Goodwill and Intangible Assets

Goodwill and Indefinite Lived Assets

Changes in the carrying amount of goodwill are as follows:

		Corporate and
	GCI Holdings	other	Total

	amounts in millions
Balance at December 31, 2019	$—	7	7
Acquisitions	739	—	739
Balance at December 31, 2020	739	7	746
Acquisition adjustments during measurement period	16	—	16
Balance at December 31, 2021	755	7	762

As of December 31, 2021, the Company’s accumulated goodwill impairment loss was $39 million and was all related to reporting units owned prior to the Combination. As presented in the accompanying consolidated balance sheets, cable certificates are the majority of the other significant indefinite lived intangible assets.

Intangible Assets Subject to Amortization, net

	December 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$515	(49)	466	560	(14)	546
Other amortizable intangibles	138	(31)	107	138	(9)	129
Total	$653	(80)	573	698	(23)	675

Intangible assets are being amortized generally on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense for intangible assets with finite useful lives was $75 million, $6 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Years ending December 31,
2022	$65
2023	$59
2024	$52
2025	$51
2026	$48

(8) Debt

Debt is summarized as follows:

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2021	2021	2020
	amounts in millions
Margin Loan Facility	$1,300	1,300	2,000
2.75% Exchangeable Senior Debentures due 2050	575	585	609
1.25% Exchangeable Senior Debentures due 2050	825	818	837
1.75% Exchangeable Senior Debentures due 2046	15	25	26
Senior notes	600	632	636
Senior credit facility	399	399	704
Wells Fargo note payable	6	6	6
Deferred financing costs		(4)	(2)
Total debt	$3,720	3,761	4,816
Debt classified as current		(28)	(31)
Total long-term debt		$3,733	4,785

Margin Loan Facility

On May 12, 2021, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”) entered into Amendment No. 4 to Margin Loan Agreement and Amendment No. 4 to Collateral Account Control Agreement (the “Fourth Amendment”), which amends SPV’s margin loan agreement, dated as of August 31, 2017 (as amended by Amendment No. 1 to Margin Loan Agreement, dated as of August 24, 2018, as further amended by Amendment No. 2 to Margin Loan Agreement and Amendment No. 1 to Collateral Account Control Agreement, dated August 19, 2019, and as further amended by Amendment No. 3 to Margin Loan Agreement and Amendment No. 2 to Collateral Account Control Agreement, dated August 12, 2020, and as otherwise amended, supplemented or modified from time to time, the “Existing Margin Loan Agreement”; the Existing Margin Loan Agreement, as amended by the Fourth Amendment, the “Margin Loan Agreement”), with a group of lenders. Upon the effectiveness of the Fourth Amendment (the date on which such effectiveness occurred, the “Fourth Amendment Effective Date”), the Margin Loan Agreement provided for (x) a term loan credit facility in an aggregate principal amount of $1.15 billion (the “Term Loan Facility” and proceeds of such facility, the “Term Loans”), (y) a revolving credit facility in an aggregate principal amount of $1.15 billion (the “Revolving Loan Facility” and proceeds of such facility, the “Revolving Loans”; the Revolving Loans, collectively with the Term Loans, the “Loans”) and (z) an uncommitted incremental term loan facility in an aggregate principal amount of up to $200 million (collectively, the “Margin Loan Facility”). No additional borrowings under the Margin Loan Agreement were made on the Fourth Amendment Effective Date and, after giving effect to the transactions occurring on such date, there were (i) $1.15 billion in Term Loans outstanding under the Term Loan Facility and (ii) $0.00 of Revolving Loans outstanding. SPV’s obligations under the Margin Loan Facility are secured by first priority liens on the shares of Charter owned by SPV.

On the Fourth Amendment Effective Date, substantially simultaneously but after the effectiveness of the Fourth Amendment, SPV repaid $850 million of outstanding Revolving Loans. In the third quarter of 2021, SPV drew down an additional $350 million on the Revolving Loans and in the fourth quarter of 2021, SPV repaid $200 million on the Revolving Loans.

In the third quarter of 2020, SPV drew down an additional $125 million on the existing margin loan facilities in place at the time. Upon the completion of the Combination on December 18, 2020, SPV borrowed an additional $1.3 billion on the Margin Loan Facility in order to repay an existing margin loan at GCI Liberty.

Outstanding borrowings under the Margin Loan Agreement and the Existing Margin Loan Agreement were $1.3 billion and $2.0 billion as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, SPV was permitted to borrow an additional $1.0 billion under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is May 12, 2024 (except for any additional loans incurred thereunder to the extent SPV and the incremental lenders agree to a later

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

maturity date). Prior to the completion of the Combination, borrowings under the Margin Loan Agreement bore interest at the three-month LIBOR rate plus a per annum spread of 1.5%, which increased to a per annum spread of 1.85% from and after the completion of the Combination until the Fourth Amendment Effective Date, when the per annum spread decreased to 1.5%. The Margin Loan Agreement also provides for customary LIBOR replacement provisions.

The Margin Loan Agreement contains various affirmative and negative covenants that restrict the activities of SPV (and, in some cases, the Company and its subsidiaries with respect to shares of Charter owned by the Company and its subsidiaries). The Margin Loan Agreement does not include any financial covenants. The Margin Loan Agreement does contain restrictions related to additional indebtedness and events of default customary for margin loans of this type.

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. As of December 31, 2021, 12.3 million shares of Charter with a value of $8.0 billion were pledged as collateral pursuant to the Margin Loan Agreement.

Exchangeable Senior Debentures

On August 27, 2020, the Company closed a private offering of $575 million aggregate original principal amount of its 2.75% Exchangeable Senior Debentures due 2050 (the “2.75% Debentures”), including debentures with an aggregate original principal amount of $75 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of 2.75% Debentures, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.1661 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 2.75% Debentures, representing an initial exchange price of approximately $857.56 for each share of Charter Class A common stock. A total of 670,507 shares of Charter Class A common stock are attributable to the 2.75% Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2020. The 2.75% Debentures may be redeemed by the Company, in whole or in part, on or after October 5, 2023. Holders of the 2.75% Debentures also have the right to require the Company to purchase their 2.75% Debentures on October 5, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 2.75% Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of December 31, 2021, a holder of the 2.75% Debentures does not have the ability to exchange and, accordingly, the 2.75% Debentures are classified as long-term debt in the consolidated balance sheets.

On November 23, 2020, the Company closed a private offering of $825 million aggregate original principal amount of its 1.25% Exchangeable Senior Debentures due 2050 (the “1.25% Debentures”), including debentures with an aggregate original principal amount of $75 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of 1.25% Debentures, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.1111 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 1.25% Debentures, representing an initial exchange price of approximately $900.00 for each share of Charter Class A common stock. A total of 916,657 shares of Charter Class A common stock are attributable to the 1.25% Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing March 31, 2021. The 1.25% Debentures may be redeemed by the Company, in whole or in part, on or after October 5, 2023. Holders of the 1.25% Debentures also have the right to require the Company to purchase their debentures on October 5, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 1.25% Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of December 31, 2021, a holder of the 1.25% Debentures does not have the ability to exchange and, accordingly, the 1.25% Debentures are classified as long-term debt in the consolidated balance sheets.

In connection with the closing of the Combination on December 18, 2020, the Company assumed GCI Liberty’s outstanding approximately $15 million aggregate original principal 1.75% exchangeable senior debentures due 2046 (the “1.75%

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Debentures) at fair value. The total fair value of the acquired 1.75% Debentures was approximately $26 million. The 1.75% Debentures were initially issued on June 18, 2018 by GCI Liberty. Upon an exchange of 1.75% Debentures, the Company, at its option, may deliver Charter Class A common stock, cash or a combination of Charter Class A common stock and cash. Initially, 2.6989 shares of Charter Class A common stock are attributable to each $1,000 principal amount of 1.75% Debentures, representing an initial exchange price of approximately $370.52 for each share of Charter Class A common stock. A total of 39,231 shares of Charter Class A common stock are attributable to the 1.75% Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The 1.75% Debentures may be redeemed by the Company, in whole or in part, on or after October 5, 2023. Holders of the 1.75% Debentures also have the right to require the Company to purchase their debentures on October 5, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 1.75% Debentures plus accrued and unpaid interest. As of December 31, 2021, the holders of the 1.75% Debentures will have the ability to exchange their debentures for the period from January 1, 2022 through March 31, 2022 given that the trading value of the reference shares exceeded 130% of the par value for twenty of the last thirty trading days in the fourth quarter of 2021. Given the holders’ ability to exchange the debentures within a one-year period from the balance sheet date and the Company’s option to settle any exchange in cash, shares of Charter Class A common stock, or a combination of cash and shares of Charter Class A common stock, the 1.75% Debentures have been classified as current within the consolidated balance sheets as of December 31, 2021.

The Company elected to account for all exchangeable senior debentures at fair value in its consolidated financial statements. Accordingly, changes in the fair value of these instruments are recognized in unrealized gains (losses) in the accompanying consolidated statements of operations. See note 5 for information related to unrealized gains (losses) on debt measured at fair value. The Company reviews the terms of all the debentures on a quarterly basis to determine whether an event has occurred to require current classification on the consolidated balance sheets.

Senior Notes

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company. GCI, LLC is the issuer of $600 million 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured. Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $32 million at December 31, 2021. Such premium is being amortized to interest expense in the accompanying consolidated statements of operations.

Senior Credit Facility

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company. GCI, LLC is the borrower under the Senior Credit Facility (as defined below).

On October 15, 2021, GCI, LLC entered into an Eighth Amended and Restated Credit Agreement (the “Senior Credit Facility”), which includes a $550 million revolving credit facility, with a $25 million sublimit for standby letters of credit, that matures on October 15, 2026 and a $250 million Term Loan A that matures on October 15, 2027. Additionally, the $400 million Term Loan B which existed prior to the amendment, was repaid in full using the proceeds from the new Term Loan A together with $150 million in borrowings under the revolving credit facility. The revolving credit facility borrowings under the Senior Credit Facility that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Senior Credit Facility that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 2.25% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 2.00% and 3.25% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Term Loan A equal to 0.25% of the original principal amount, which may step

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The Senior Credit Facility also provides for customary LIBOR replacement provisions.

Prior to the amendment, the borrowings under the Senior Credit Facility bore interest at either the alternate base rate or LIBOR (based on an interest period selected by GCI, LLC of one month, two months, three months or six months) at the election of GCI, LLC in each case plus a margin. The revolving credit facility borrowings that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varied between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings that were LIBOR loans bore interest at a per annum rate equal to the applicable LIBOR plus a margin that varied between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Term Loan B borrowings that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin of 1.75%. Term Loan B borrowings that were LIBOR loans bore interest at a per annum rate equal to the applicable LIBOR plus a margin of 2.75% with a LIBOR floor of 0.75%.

GCI, LLC’s First Lien Leverage Ratio (as defined in the Senior Credit Facility) may not exceed 4.00 to 1.00.

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

As of December 31, 2021, there was $249 million outstanding under the Term Loan A, $150 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $397 million available for borrowing.

During the year ended December 31, 2021, GCI, LLC repaid $305 million on its revolving credit facility and completed an internal restructuring whereby GCI, LLC transferred the subsidiary that holds the Charter shares to Liberty Broadband parent.

Wells Fargo Note Payable

In connection with the closing of the Combination on December 18, 2020, the Company assumed GCI Holdings’ outstanding $6 million under its Wells Fargo Note Payable (as defined below).

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). The interest rate is variable at one month LIBOR plus 2.25%. The note also provides for customary LIBOR replacement provisions.

The note is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the note are secured by a security interest and lien on the building purchased with the note.

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of December 31, 2021.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Five Year Maturities

The annual principal maturities of debt, based on stated maturity dates, for each of the next five years is a follows (amounts in millions):

2022	$3
2023	$3
2024	$1,303
2025	$3
2026	$153

Fair Value of Debt

The fair value of the Senior Notes was $616 million at December 31, 2021.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at December 31, 2021.

(9) Leases

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

The Company has leases with remaining lease terms that range from less than one year up to 29 years. Certain of the Company’s leases may include an option to extend the term of the lease with such options to extend ranging from 4 years up to 37 years. The Company also has the option to terminate certain of its leases early with such options to terminate ranging from as early as 30 days up to 16 years from December 31, 2021.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The components of lease cost during the years ended December 31, 2021 and 2020 were as follows:

	Year ended December 31,
	2021	2020

	amounts in millions
Operating lease cost (1)	$60	3

Finance lease cost
Depreciation of leased assets	$1	1
Interest on lease liabilities	—	—
Total finance lease cost	$1	1
(1)	Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.

Total operating lease cost for the year ended December 31, 2019 was $1 million.

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Finance leases	4.5	3.1
Operating leases	4.2	4.8
Weighted-average discount rate:
Finance leases	4.3%	3.9%
Operating leases	4.0%	4.2%

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2021	2020

	amounts in millions
Operating leases:
Operating lease ROU assets, net (1)	$154	99

Current operating lease liabilities (2)	$50	34
Operating lease liabilities (3)	102	61
Total operating lease liabilities	$152	95

Finance Leases:
Property and equipment, at cost	$4	10
Accumulated depreciation	(1)	(1)
Property and equipment, net	$3	9

Current obligations under finance leases (4)	$1	4
Obligations under finance leases	2	4
Total finance lease liabilities	$3	8
(1)	Operating lease ROU assets, net are included within the Other assets, net line item in the accompanying consolidated balance sheets.
(2)	Current operating lease liabilities are included within the Other current liabilities line item in the accompanying consolidated balance sheets.
(3)	Operating lease liabilities are included within the Other liabilities line item in the accompanying consolidated balance sheets.
(4)	Current obligations under finance leases are included within the Other current liabilities line item in the accompanying consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2021	2020

	amounts in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$55	3
Operating cash outflows from finance leases	$—	—
Financing cash outflows from finance leases	$2	—
ROU assets obtained in exchange for lease obligations
Operating leases	$108	—
Finance leases	$—	—

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Future lease payments under finance leases, operating leases and tower obligations with initial terms of one year or more at December 31, 2021 consisted of the following:

	Finance Leases	Operating Leases	Tower Obligations

	amounts in millions
2022	$1	50	7
2023	1	48	8
2024	1	41	8
2025	—	7	8
2026	—	5	8
Thereafter	—	15	109
Total payments	3	166	148
Less: imputed interest	—	14	59
Total liabilities	$3	152	89

(10) Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Current:
Federal	$(233)	—	—
State and local	—	—	—
	(233)	—	—
Deferred:
Federal	4	(116)	(31)
State and local	11	153	(7)
	15	37	(38)
Income tax benefit (expense)	$(218)	37	(38)

Income tax benefit (expense) differs from the amounts computed by applying the applicable U.S. federal income tax rate of 21%as a result of the following:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Computed expected tax benefit (expense)	$(200)	(76)	(33)
State and local taxes, net of federal income taxes	(8)	(12)	(5)
Change in valuation allowance	4	(3)	—
Change in tax rate - other	14	133	—
Executive compensation	(14)	(1)	—
Litigation settlement	(22)	—	—
Other	8	(4)	—
Income tax (expense) benefit	$(218)	37	(38)

For the year ended December 31, 2021, the significant reconciling items, as noted in the table above, are primarily due to a non-deductible litigation settlement and non-deductible executive compensation, partially offset by tax benefits from a change in effective tax rate used to measure deferred taxes on certain Charter shares.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2021	2020

	amounts in millions
Deferred tax assets:
Tax loss and tax credit carryforwards	$96	215
Accrued stock-based compensation	14	15
Deferred revenue	13	14
Debt	6	21
Operating lease liability	42	26
Other future deductible amounts	42	44
Other accrued liabilities	15	13
Total deferred tax assets	228	348
Less: valuation allowance	(7)	(12)
Net deferred tax assets	221	336
Deferred tax liabilities:
Investments	(1,677)	(1,756)
Fixed assets	(206)	(220)
Intangible assets	(293)	(310)
Other	(43)	(28)
Total deferred tax liabilities	(2,219)	(2,314)
Net deferred tax asset (liability)	$(1,998)	(1,978)

The Company’s valuation allowance decreased $5 million in 2021, of which $4 million affected tax expense and $1 million affected equity.

At December 31, 2021, Liberty Broadband had a deferred tax assets of $96 million for federal and state net operating losses, capital loss carryforwards, interest expense carryforwards and tax credit carryforwards. Of the $96 million, $31 million are carryforwards with no expiration. The remaining carryforwards expire at certain future dates. These carryforwards are expected to be utilized prior to expiration, except for $7 million which based on current projections, may expire unused and accordingly are subject to a valuation allowance. The carryforwards that are expected to be utilized begin to expire in 2022.

As of December 31, 2021, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2021, the IRS has completed its examination of Liberty Broadband’s 2018 and 2019 tax years. Because Liberty Broadband’s ownership of Charter is less than the required 80%, Charter is not consolidated with Liberty Broadband for federal income tax purposes. As of December 31, 2021, there are no GCI Liberty tax years under IRS examination. Prior to the March 9, 2018 GCI Liberty split-off from Qurate Retail, certain GCI Liberty businesses were part of the Qurate Retail, Inc. consolidated federal tax group. The IRS has completed its examinations of Qurate Retail’s 2018 tax year. Various states are currently examining Qurate’s prior years’ state income tax returns.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

(11) Stockholders' Equity

Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.

Liberty Broadband Preferred Stock was issued as a result of the Combination on December 18, 2020. Each share of GCI Liberty Preferred Stock outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,187,251 shares issued and outstanding at December 31, 2021. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s consolidated statements of operations. Liberty Broadband Preferred Stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband Preferred Stock of $203 million was recorded at the time of the Combination.

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On December 8, 2021, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on January 18, 2022 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on December 31, 2021.

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

As of December 31, 2021, Liberty Broadband reserved 4 million shares of Series A, Series B and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Purchases of Common Stock

There were no repurchases of Liberty Broadband common stock made pursuant to the Company’s authorized repurchase program during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company repurchased 4 million shares of Liberty Broadband Series C common stock for aggregate cash consideration of $597 million under the authorized repurchase program. There were no repurchases of Series A or Series B common stock during the year ended December 31, 2020.

During the year ended December 31, 2021, the Company repurchased 26.1 million shares of Liberty Broadband Series A and Series C common stock for aggregate cash consideration of $4.3 billion. There were no repurchases of Series B common stock during the year ended December 31, 2021.

All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance. As of December 31, 2021, the Company had $669 million available to be used for share repurchases under the Company’s share repurchase program.

(12) Stock-Based Compensation

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2021, 2020 and 2019 (amounts in millions):

	December 31,
	2021	2020	2019
Selling, general and administrative	$41	9	10
	$41	9	10

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Awards generally vest over 1-5 years and have a term of 7-10 years. Liberty Broadband issues new shares upon exercise of equity awards.

Liberty Broadband – Grants

During the years ended December 31, 2021, 2020 and 2019, Liberty Broadband granted 167 thousand, 389 thousand and 302 thousand options, respectively, to purchase shares of Series C Liberty Broadband common stock (“LBRDK”) to our CEO. Such options had a weighted average GDFV of $40.05, $38.23 and $31.12 per share, respectively, at the time they were granted and vested or will vest, as applicable, on December 31, 2021, December 31, 2024 and December 31, 2023, respectively. The 2020 and 2019 grants include two upfront option grants related to the CEO’s employment agreement. See discussion in note 1 regarding the compensation agreement with the Company’s CEO.

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

During the years ended December 31, 2021, 2020 and 2019, Liberty Broadband granted to its employees 30 thousand, 151 thousand and 41 thousand options, respectively, to purchase shares of LBRDK. Such options had a weighted average GDFV of $40.61, $41.06 and $32.21 per share, respectively, and vest between two and five years.

During the years ended December 31, 2021, 2020 and 2019, Liberty Broadband granted 26 thousand, 15 thousand and 8 thousand options, respectively, to purchase shares of LBRDK to its non-employee directors with a weighted average GDFV of $41.71, $37.78 and $31.18 per share, respectively, which mainly cliff vest over a one year vesting period.

There were no options to purchase shares of Series A Liberty Broadband common stock (“LBRDA”) or Series B Liberty Broadband common stock (“LBRDB”) granted during 2021, 2020 or 2019.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent re-measurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2021, 2020 and 2019, the range of expected terms was 5.1 to 6.3 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty Broadband common stock. For grants made in 2021, 2020 and 2019, the range of volatilities was 25.1% to 27.4%. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

In connection with the Combination, on the Effective Date:

i.	Each outstanding stock option to purchase shares of Series A GCI Liberty common stock (“GLIBA”) or Series B GCI Liberty common stock (“GLIBB” and, together with GLIBA, “GLIBA/B”) was converted to 0.58 of a corresponding stock option to purchase LBRDK or LBRDB (together, “LBRDK/B”), respectively, rounded down to the nearest whole share. Additionally, the exercise price of the GLIBA/B stock option was divided by 0.58, with the resulting LBRDK/B exercise price rounded up to the nearest cent. Except as described above, all other terms and restrictions of the LBRDK/B stock options are the same as the corresponding original GLIBA/B stock options.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

ii.	Each outstanding GLIBA RSU was converted to 0.58 of a corresponding LBRDK RSU, rounded down to the nearest whole LBRDK RSU. No cash was paid in lieu of fractional LBRDK RSUs. All terms of the LBRDK RSUs are subject to the same terms and restrictions as those applicable to the corresponding original GLIBA RSUs.

iii.	Each outstanding GLIBA share of restricted stock (“RSA”) was converted to 0.58 of a corresponding LBRDK RSA, rounded down to the nearest whole LBRDK RSA. Cash was issued in lieu of fractional LBRDK RSAs. All terms of the LBRDK RSAs are subject to the same terms and restrictions as those applicable to the corresponding original GLIBA RSAs.

iv.	Each outstanding GCI Liberty Series A Cumulative Redeemable Preferred Stock (“GLIBP”) RSA was converted into one Liberty Broadband Series A Cumulative Redeemable Preferred Stock (“LBRDP”) RSA. All terms of the LBRDP RSAs are subject to the same terms and restrictions as those applicable to the corresponding original GLIBP RSAs.

Liberty Broadband – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2021	3,327	$92.35
Granted	223	$152.91
Exercised	(67)	$72.16
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2021	3,483	$96.61	4.2	$227
Exercisable at December 31, 2021	2,179	$67.08	3.4	$205

As of December 31, 2021, Liberty Broadband also had 1 thousand LBRDA options outstanding and exercisable at a WAEP of $35.81 and a weighted average remaining contractual life of 1.0 year.

During the year ended December 31, 2021, our CEO exercised 370 thousand LBRDB options at an exercise price of $97.21 per share. Immediately following this exercise, the resulting LBRDB shares were exchanged for the same number of LBRDK shares pursuant to the terms of a stipulation and order where Mr. Maffei agreed to exchange LBRDB shares for LBRDK shares following the exercise of certain stock options. As of December 31, 2021, Liberty Broadband had 352 thousand LBRDB options outstanding and exercisable at a WAEP of $96.35, a weighted average remaining contractual life of 2.2 years and aggregate intrinsic value of $23 million.

As of December 31, 2021, the total unrecognized compensation cost related to unvested Liberty Broadband Awards was approximately $51 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.5 years.

As of December 31, 2021, Liberty Broadband reserved 4 million shares of Series A, Series B and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Liberty Broadband – Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2021, 2020 and 2019 was $27 million, $1 million and $92 million, respectively.

Liberty Broadband – Restricted Stock and Restricted Stock Units

The aggregate fair value of all LBRDA, LBRDK and LBRDP RSAs and RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $28 million, $5 million and $3 million, respectively.

As of December 31, 2021, the Company had approximately 261 thousand unvested RSAs and RSUs of LBRDA, LBRDK and LBRDP held by certain directors, officers and employees of the Company with a weighted average GDFV of $150.51 per share.

(13) Employee Benefit Plans

Subsidiaries of the Company sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment. The Company’s subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees. Employer cash contributions to all plans aggregated $12 million, $1 million and $1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(14) Commitments and Contingencies

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

During March 2021 and in advance of the expenditure of significant time and costs to conduct the depositions proposed to have been taken in this action, the parties began negotiations with the class of plaintiffs for a potential settlement of this action. On May 5, 2021, the plaintiffs (on behalf of themselves and other members of a proposed settlement class) and defendants entered into an agreement in principle to settle the litigation pursuant to which the parties agreed that the plaintiffs will dismiss their claims with prejudice, with customary releases, in return for a settlement payment of $110 million to be paid by Merger LLC (as successor by merger to GCI, Liberty, Inc.) and/or insurers for the defendants and for GCI Liberty, which was recorded as a litigation settlement expense within operating income in the consolidated statements of operations. During the second half of the year, the Company made a payment of $110 million in accordance with the settlement agreement.

On June 17, 2021, the parties filed a Stipulation and Agreement of Settlement, Compromise, and Release. On June 30, 2021, the Court preliminarily certified, solely for purposes of effectuating the proposed settlement, the action as a non-opt out class action on behalf of a settlement class consisting of all holders of GCI Liberty Series A common stock as of December 18, 2020. The Court set a settlement hearing for October 5, 2021, to determine whether to permanently certify the class, whether the proposed settlement is fair, reasonable, and adequate to the settlement class, and whether to enter a judgment dismissing the action with prejudice, among other things. On October 18, 2021, subsequent to that hearing, the Court issued a final order permanently certifying the Class and approving the settlement. The Court also awarded Plaintiffs’ Counsel $22 million in attorneys’ fees, which shall be paid out of the settlement fund. Plaintiffs also requested that the Court issue an additional fee award, which Defendant opposed, not to be paid out of the settlement fund, in connection with a certain claim that was mooted earlier in the case (a “mootness fee”). On November 8, 2021, the Court awarded Plaintiffs’ Counsel a $9 million mootness fee, which Defendant subsequently paid and recorded as a litigation settlement expense within operating income in the consolidated statements of operations.

In addition, during the third quarter of 2021, the Company agreed to final settlement amounts with all five of its insurance carriers for insurance recoveries of approximately $24 million, which is recorded net of the litigation settlement expense on the consolidated statement of operations.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various USF programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned and receivables recognized by the Company. As of December 31, 2021, the Company had net accounts receivable from the RHC Program in the amount of approximately $120 million, which is included within Trade and other receivables in the consolidated balance sheets.

FCC Rate Reduction. In November 2017, the Universal Service Administrative Company requested further information in support of the rural rates charged to a number of GCI Holdings' RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI Holdings received a letter from the FCC's Wireline Competition Bureau (“Bureau”) notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $28 million. The FCC also informed GCI Holdings that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the Bureau’s letter, GCI Holdings filed an Application for Review with the FCC.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

On October 20, 2020, the Bureau issued two separate letters approving the cost-based rural rates GCI Holdings historically applied when recognizing revenue for services provided to its RHC customers for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected approximately $175 million in accounts receivable relating to these two funding years during the year ended December 31, 2021. GCI Holdings also filed an Application for Review of these determinations. Subsequently, GCI identified rates for similar services provided by a competitor that would justify higher rates for certain GCI satellite services in the funding years that ended on June 30, 2018, June 30, 2019, and June 30, 2020. GCI submitted that information to the Bureau on September 7, 2021. The Applications for Review remain pending.

On June 25, 2020, GCI Holdings submitted cost studies with respect to a number of its rates for services provided to its RHC customers for the funding year ended June 30, 2021, which require approval by the Bureau. GCI Holdings further updated those studies on November 12, 2020, to reflect the completion of the bidding season for that funding year. On May 24, 2021, the FCC approved the cost studies submitted by GCI Holdings for the funding year ended June 30, 2021. Subsequently, on August 16, 2021, GCI submitted a request for approval of rates for 17 additional sites, which remains pending.

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

In the fourth quarter of 2019, GCI Holdings became aware of potential RHC Program compliance issues related to certain of GCI Holdings’ currently active and expired contracts with certain of its RHC customers. The Company and its external experts performed significant and extensive procedures to determine whether GCI Holdings’ currently active and expired contracts with its RHC customers would be deemed to be in compliance with the RHC Program rules.  GCI Holdings notified the FCC of the potential compliance issues in the fourth quarter of 2019.

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

On April 21, 2021, representatives of the Department of Justice (“DOJ”) informed GCI Holdings that a qui tam action has been filed in the Western District of Washington arising from the subject matter under review by the Enforcement Bureau. The DOJ is investigating whether GCI Holdings submitted false claims and/or statements in connection with GCI’s participation in the FCC’s RHC Program. On July 14, 2021, the DOJ issued a Civil Investigative Demand with regard to the qui tam action.

GCI Holdings continues to work with the FCC and the DOJ to resolve all enforcement inquiries discussed above. With respect to the ongoing inquiries from the FCC’s Enforcement Bureau and the FCC’s Office of the Inspector General, GCI Holdings recognized a liability of approximately $12 million in 2019 for contracts that were deemed probable of not complying

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

with the RHC Program rules. GCI Holdings also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $44 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties, but such amounts could not be reasonably estimated. With respect to the ongoing inquiries from the DOJ regarding the qui tam action, the Company is unable to assess the ultimate outcome of this action given the confidentiality of the qui tam process and is unable to determine whether any type of fine or penalty would ultimately be assessed as is permitted under the applicable law.

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

During the first quarter of 2021, as a result of the closing of the Combination on December 18, 2020, Skyhook Holding, Inc., a wholly owned subsidiary of the Company, is no longer significant to the Company and has been included in Corporate and other for presentation purposes. The revised segment reporting structure includes the following reportable segments: (1) GCI Holdings and (2) Charter. All prior period segment disclosure information has been reclassified to conform to the current reporting structure. These reclassifications had no effect on our consolidated financial statements in any period.

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

For the year ended December 31, 2021, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

December 31, 2021, 2020 and 2019

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

Performance Measures

	Years ended December 31,
	2021		2020		2019
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
GCI Holdings	$970	354	34	10	—	—
Charter	51,682	20,301	48,097	18,460	45,764	16,752
Corporate and other	18	(49)	17	(24)	15	(17)
	52,670	20,606	48,148	18,446	45,779	16,735
Eliminate equity method affiliate	(51,682)	(20,301)	(48,097)	(18,460)	(45,764)	(16,752)
Consolidated Liberty Broadband	$988	305	51	(14)	15	(17)

Other Information

	December 31, 2021			December 31, 2020
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in millions
GCI Holdings	$3,451	—	134	3,677	—	2
Charter	142,491	—	7,635	144,206	—	7,415
Corporate and other	13,517	13,261	—	17,696	16,179	—
	159,459	13,261	7,769	165,579	16,179	7,417
Eliminate equity method affiliate	(142,491)	—	(7,635)	(144,206)	—	(7,415)
Consolidated Liberty Broadband	$16,968	13,261	134	21,373	16,179	2

Revenue by Geographic Area

	Years ended December 31,
	2021	2020	2019

	amounts in millions
United States	$986	49	13
Other countries	2	2	2
	$988	51	15

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and earnings (loss) before income taxes:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Consolidated segment Adjusted OIBDA	$305	(14)	(17)
Stock-based compensation	(41)	(9)	(10)
Depreciation and amortization	(267)	(15)	(2)
Litigation settlement, net of recoveries	(95)	—	—
Transaction costs	—	(22)	—
Operating income (loss)	(98)	(60)	(29)
Interest expense	(117)	(28)	(25)
Share of earnings (loss) of affiliates, net	1,194	713	286
Gain (loss) on dilution of investment in affiliate	(102)	(184)	(79)
Realized and unrealized gains (losses) on financial instruments, net	67	(83)	1
Other, net	6	3	1
Earnings (loss) before income taxes	$950	361	155

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2022:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2022 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before May 2, 2022.

III-1

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
(ii)

The audited consolidated financial statements of Charter Communications, Inc. as of December 31, 2021 and 2020, and for each of the years ended December 31, 2021, 2020 and 2019, as well as the accompanying notes thereto and the related Report of Independent Registered Public Accounting Firm, are contained in Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on January 28, 2022 and are incorporated herein by reference as Exhibit 99.1.

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

3 - Articles of Incorporation and Bylaws:

3.1

Restated Certificate of Incorporation of Liberty Broadband Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713)).

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

4.8

Form of Amendment No. 4 to Margin Loan Agreement and Amendment No. 4 to Collateral Account Control Agreement, dated as of May 12, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 6, 2021 (File No. 001-36713)).

4.9

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (File No. 001-36713) (the “2020 Form 10-K”)).

4.10

Specimen Certificate for shares of Series A Cumulative Redeemable Preferred Stock of Liberty Broadband Corporation (incorporated by reference to Exhibit 4.3 to Liberty Broadband’s Amendment No. 2 to its Registration Statement on Form S-4 filed on October 29, 2020 (File No. 333-248854)).

4.11	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

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

10.6

Letter Agreement to the Second Amended and Restated Stockholders Agreement, dated May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership, CCH I, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 7(p) to Amendment No. 3 to Liberty Broadband Corporation’s Schedule 13D in respect of common stock of Charter Communications, Inc., filed on May 26, 2016 (File No. 005-57191)).

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

10.34

Amendment to The Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.7 to Liberty Broadband Corporation’s Registration Statement on Form S-8 filed on December 22, 2020 (File No. 333-251570)).

10.35+

Form of Nonqualified Stock Option Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.35 to the 2020 Form 10-K).

10.36+

Form of Restricted Stock Units Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.36 to the 2020 Form 10-K).

10.37+

Form of Nonqualified Stock Option Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.37 to the 2020 Form 10-K).

10.38+

Form of Performance-Based Restricted Stock Units Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021 (File No. 001-36713)).

21	Subsidiaries of Liberty Broadband Corporation.*

23.1	Consent of KPMG LLP.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**
99.1

Audited consolidated financial statements of Charter Communications, Inc. as of December 31, 2021 and 2020 and for each of the years ended December 31, 2021, 2020 and 2019 (incorporated by reference to Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-33664), filed on January 28, 2022).

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

LIBERTY BROADBAND CORPORATION

Date: February 25, 2022	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: February 25, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 25, 2022
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	February 25, 2022
Gregory B. Maffei	and President

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 25, 2022
Brian J. Wendling

/s/J. David Wargo	Director	February 25, 2022
J. David Wargo

/s/Richard R. Green	Director	February 25, 2022
Richard R. Green

/s/John E. Welsh III	Director	February 25, 2022
John E. Welsh III

/s/Sue Ann Hamilton	Director	February 25, 2022
Sue Ann Hamilton

/s/Gregg L. Engles	Director	February 25, 2022
Gregg L. Engles

/s/ Julie D. Frist	Director	February 25, 2022
Julie D. Frist