Form 10-Q
period 2022-03-31
Liberty Broadband Corp
filed 2022-05-06
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of April 30, 2022 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	22,558,925	2,544,548	137,670,912

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2022	2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$300	191
Trade and other receivables, net of allowance for credit losses of $4 and $4, respectively	169	206
Prepaid and other current assets	77	62
Total current assets	546	459
Investment in Charter, accounted for using the equity method (note 4)	12,902	13,260
Property and equipment, net	1,010	1,031
Intangible assets not subject to amortization
Goodwill	762	762
Cable certificates	550	550
Other	37	37
Intangible assets subject to amortization, net (note 5)	559	573
Tax sharing receivable	63	86
Other assets, net	201	210
Total assets	$16,630	16,968

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2022	2021

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$97	99
Deferred revenue	22	25
Current portion of debt, including $22 and $25 measured at fair value, respectively (note 6)	25	28
Indemnification obligation (note 3)	239	324
Other current liabilities	154	106
Total current liabilities	537	582
Long-term debt, net, including $1,359 and $1,403 measured at fair value, respectively (note 6)	3,989	3,733
Obligations under finance leases and tower obligations, excluding current portion	88	89
Long-term deferred revenue	35	35
Deferred income tax liabilities	2,002	1,998
Preferred stock (note 7)	203	203
Other liabilities	177	189
Total liabilities	7,031	6,829
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 22,558,925 and 23,232,342 at March 31, 2022 and December 31, 2021, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,544,548 and 2,544,548 at March 31, 2022 and December 31, 2021, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 139,860,028 and 144,854,780 at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	5,375	6,214
Accumulated other comprehensive earnings, net of taxes	10	14
Retained earnings	4,197	3,898
Total stockholders' equity	9,583	10,127
Non-controlling interests	16	12
Total equity	9,599	10,139
Commitments and contingencies (note 9)
Total liabilities and equity	$16,630	16,968

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2022	2021

	amounts in millions, except per share amounts
Revenue	$238	247
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	66	69
Selling, general and administrative, including stock-based compensation (note 8)	101	105
Depreciation and amortization	64	64
Litigation settlement, net of recoveries (note 9)	—	110
	231	348
Operating income (loss)	7	(101)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(26)	(33)
Share of earnings (losses) of affiliate (note 4)	303	189
Gain (loss) on dilution of investment in affiliate (note 4)	(56)	(82)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	137	99
Other, net	(21)	(8)
Earnings (loss) before income taxes	344	64
Income tax benefit (expense)	(45)	(12)
Net earnings (loss)	299	52
Less net earnings (loss) attributable to the non-controlling interests	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$299	52
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$1.79	0.27
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$1.77	0.27

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Net earnings (loss)	$299	52
Other comprehensive earnings (loss), net of taxes:
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(4)	—
Other comprehensive earnings (loss), net of taxes	(4)	—
Comprehensive earnings (loss)	295	52
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$295	52

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$299	52
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	64	64
Stock-based compensation	9	10
Litigation settlement, net of recoveries	—	110
Share of (earnings) losses of affiliate, net	(303)	(189)
(Gain) loss on dilution of investment in affiliate	56	82
Realized and unrealized (gains) losses on financial instruments, net	(137)	(99)
Deferred income tax expense (benefit)	6	11
Other, net	(1)	(2)
Changes in operating assets and liabilities:
Current and other assets	65	165
Payables and other liabilities	32	(11)
Net cash provided by (used in) operating activities	90	193
Cash flows from investing activities:
Capital expenditures	(32)	(28)
Cash received for Charter shares repurchased by Charter	602	518
Other investing activities, net	4	—
Net cash provided by (used in) investing activities	574	490
Cash flows from financing activities:
Borrowings of debt	300	—
Repayments of debt, finance leases and tower obligations	(2)	(183)
Repurchases of Liberty Broadband common stock	(843)	(738)
Other financing activities, net	(3)	(2)
Net cash provided by (used in) financing activities	(548)	(923)
Net increase (decrease) in cash, cash equivalents and restricted cash	116	(240)
Cash, cash equivalents and restricted cash, beginning of period	206	1,433
Cash, cash equivalents and restricted cash, end of period	$322	1,193

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	March 31,	December 31,
	2022	2021

	amounts in millions
Cash and cash equivalents	$300	191
Restricted cash included in other current assets	22	15
Total cash and cash equivalents and restricted cash at end of period	$322	206

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2022	$—	—	1	6,214	14	3,898	12	10,139
Net earnings (loss)	—	—	—	—	—	299	—	299
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	9	—	—	—	9
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Liberty Broadband stock repurchases	—	—	—	(843)	—	—	—	(843)
Noncontrolling interest activity at Charter and other	—	—	—	(2)	—	—	4	2
Balance at March 31, 2022	$—	—	1	5,375	10	4,197	16	9,599

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2021	$—	—	2	10,320	15	3,166	12	13,515
Net earnings (loss)	—	—	—	—	—	52	—	52
Stock-based compensation	—	—	—	10	—	—	—	10
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Liberty Broadband stock repurchases	—	—	—	(738)	—	—	—	(738)
Noncontrolling interest activity at Charter and other	—	—	—	(26)	—	—	—	(26)
Balance at March 31, 2021	$—	—	2	9,563	15	3,218	12	12,810

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Liberty Broadband Corporation and its controlled subsidiaries (collectively, "Liberty Broadband," the "Company," “us,” “we,” or “our” unless the context otherwise requires). Liberty Broadband Corporation is primarily comprised of GCI Holdings, LLC (“GCI Holdings”), a wholly owned subsidiary, and an equity method investment in Charter Communications, Inc. (“Charter”).

On December 18, 2020, GCI Liberty, Inc. (“GCI Liberty”) was merged with Liberty Broadband (the “Combination”) and Liberty Broadband acquired GCI Holdings, as further described in Liberty Broadband's Annual Reports on Form 10-K for the years ended December 31, 2021 and 2020.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2021. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) the application of the equity method of accounting for its affiliate, (ii) non-recurring fair value measurements of non-financial instruments and (iii) accounting for income taxes to be its most significant estimates.

In December 2019, Chinese officials reported a novel coronavirus outbreak (“COVID-19”). COVID-19 has since spread through China and internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices, which caused a significant disruption to most sectors of the economy at varying levels during the periods covered by the financial statements.

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

Through a number of prior years’ transactions, including the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for using the equity method. Liberty Broadband does not control the decision making process or business management practices of this affiliate. Accordingly, Liberty Broadband relies on the management of this affiliate to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on audit reports that are provided by the affiliate's independent auditor on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliate that would have a material effect on Liberty Broadband's condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Skyhook Holdings, Inc. (“Skyhook”) was a wholly owned subsidiary of Liberty Broadband until its sale on May 2, 2022 for net proceeds of approximately $170 million. Skyhook is not presented as held-for-sale as of March 31, 2022 as it is not material to Liberty Broadband’s consolidated financial statements and Skyhook will not be presented as a discontinued operation upon closing of the sale as the sale did not represent a strategic shift that had a major effect on Liberty Broadband’s operations and financial results.

As described in note 4, we are currently participating in Charter’s share buyback program in order to maintain our fully diluted ownership percentage of 26%. The primary use of those proceeds has been to repurchase Liberty Broadband Series A and Series C common stock pursuant to our authorized share repurchase programs. On February 23, 2021, the board of directors authorized the repurchase of $2.23 billion of Liberty Broadband Series A and Series C common stock. Additionally, on August 5, 2021, the board of directors authorized the repurchase of an additional $2.105 billion of Liberty Broadband Series A and Series C common stock. Further, on January 26, 2022, a duly authorized committee of the board of directors authorized the repurchase of an additional $2.215 billion of Liberty Broadband Series A and Series C common stock.

During the three months ended March 31, 2022, we repurchased 5.7 million shares of Series A and Series C common stock for a total purchase price of $843 million. During the three months ended March 31, 2021, we repurchased 4.9 million shares of Series C common stock for a total purchase price of $738 million. As of March 31, 2022, the amount authorized remaining under the authorized repurchase program is approximately $2.0 billion.

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

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. In December 2019, the Company entered into an amendment to the services agreement with Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc. and Qurate Retail, Inc. (“Qurate Retail”) (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement, currently set at 33% for the Company but subject to adjustment on an annual basis upon the occurrence of certain events.

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

Under these various agreements, amounts reimbursable to Liberty were approximately $3 million and $4 million for the three months ended March 31, 2022 and 2021, respectively. Liberty Broadband had a tax sharing receivable with Qurate Retail of $63 million and $86 million as of March 31, 2022 and December 31, 2021, respectively.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Announced Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board issued new accounting guidance which will require annual disclosures about certain government transactions that are accounted for by applying a grant or contribution accounting model by analogy, including information about the nature of the transactions, the related policy used to account for the transactions, the amounts applicable to each financial statement line item and any significant terms and conditions of the transactions, including commitments and contingencies. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company does not expect a significant impact from the adoption of the standard but is currently evaluating the effect that the updated standard will have on its financial disclosures.

(2) Earnings Attributable to Liberty Broadband Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for both the three months ended March 31, 2022 and 2021 are 1 million potential common shares because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months
	ended	ended
	March 31, 2022	March 31, 2021

	(numbers of shares in millions)
Basic WASO	167	194
Potentially dilutive shares (1)	2	2
Diluted WASO	169	196

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and (liabilities) measured at fair value are as follows:

	March 31, 2022			December 31, 2021
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$152	152	—	118	118	—
Indemnification obligation	$239	—	239	324	—	324
Exchangeable senior debentures	$1,381	—	1,381	1,428	—	1,428

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with the Combination, Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”), a subsidiary of Qurate Retail, for certain payments made to holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the "LI LLC 1.75% Exchangeable Debentures"). An indemnity obligation in the amount of $336 million was recorded upon completion of the Combination. The indemnification liability due to LI LLC pertains to the holders’ ability to exercise their exchange right according to the terms of the LI LLC 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the LI LLC 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the condensed consolidated balance sheets as of March 31, 2022 represents the fair value of the estimated exchange feature included in the LI LLC 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of March 31, 2022, a holder of the LI LLC 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification obligation is included as a current liability in the Company’s condensed consolidated balance sheets.

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt (with the exception of the 1.75% Debentures (defined in note 6)) and long-term debt (with the exception of the 1.25% Debentures and the 2.75% Debentures (defined in note 6)). With the exception of long-term debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of our Margin Loan Facility, the Term Loan A and revolving credit facility borrowings under the Senior Credit Facility and the Wells Fargo Note Payable (each as defined in note 6) all bear interest at a variable rate and therefore are also considered to approximate fair value.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Indemnification obligation	$85	52
Exchangeable senior debentures (1)	52	47
	$137	99
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a loss of $6 million and a gain of less than $1 million for the three months ended March 31, 2022 and 2021, respectively. The cumulative change was a gain of $1 million as of March 31, 2022.

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of March 31, 2022, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $12.9 billion and $28.6 billion, respectively. We own an approximate 31.2% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of March 31, 2022.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (“Equity Cap”). As of March 31, 2022, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 970,241 and 834,576 shares of Charter Class A common stock to Charter for $602 million and $518 million during the three months ended March 31, 2022 and 2021, respectively, to maintain our fully diluted ownership percentage at 26%. Subsequent to March 31, 2022, Liberty Broadband sold 863,719 shares of Charter Class A common stock to Charter for $491 million in April 2022.

Investment in Charter

The excess basis in our investment in Charter of $9,136 million as of March 31, 2022 is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	March 31,	December 31,
	2022	2021
Property and equipment	$676	661
Customer relationships	2,537	2,537
Franchise fees	3,935	3,828
Trademarks	29	29
Goodwill	4,150	4,024
Debt	(534)	(535)
Deferred income tax liability	(1,657)	(1,626)
	$9,136	8,918

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 5 years and 9 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the three months ended March 31, 2022 was primarily due to Charter’s share buyback program, partially offset by Liberty Broadband’s participation in Charter’s share buyback program. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $67 million and $58 million, net of related taxes, for the three months ended March 31, 2022 and 2021, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $56 million and $82 million during the three months ended March 31, 2022 and 2021, respectively. The dilution losses for the periods presented were attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share, partially offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during both the three months ended March 31, 2022 and 2021.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summarized unaudited financial information for Charter is as follows:

Charter condensed consolidated balance sheets

	March 31, 2022	December 31, 2021

	amounts in millions
Current assets	$5,516	3,566
Property and equipment, net	34,173	34,310
Goodwill	29,563	29,562
Intangible assets, net	71,046	71,406
Other assets	3,650	3,647
Total assets	$143,948	142,491
Current liabilities	$13,929	12,458
Deferred income taxes	19,070	19,096
Long-term debt	90,679	88,564
Other liabilities	4,326	4,217
Equity	15,944	18,156
Total liabilities and shareholders’ equity	$143,948	142,491

Charter condensed consolidated statements of operations

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Revenue	$13,200	12,522
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,134	7,711
Depreciation and amortization	2,294	2,441
Other operating expenses, net	1	302
	10,429	10,454
Operating income	2,771	2,068
Interest expense, net	(1,060)	(983)
Other income (expense), net	23	52
Income tax (expense) benefit	(345)	(216)
Net income (loss)	1,389	921
Less: Net income attributable to noncontrolling interests	(186)	(114)
Net income (loss) attributable to Charter shareholders	$1,203	807

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Intangible Assets

Intangible Assets Subject to Amortization, net

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Customer relationships	$515	(59)	456	515	(49)	466
Other amortizable intangibles	140	(37)	103	138	(31)	107
Total	$655	(96)	559	653	(80)	573

Amortization expense for intangible assets with finite useful lives was $17 million and $19 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2022	$49
2023	$59
2024	$53
2025	$51
2026	$48

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	March 31,	March 31,	December 31,
	2022	2022	2021
	amounts in millions
Margin Loan Facility	$1,600	1,600	1,300
2.75% Exchangeable Senior Debentures due 2050	575	569	585
1.25% Exchangeable Senior Debentures due 2050	825	790	818
1.75% Exchangeable Senior Debentures due 2046	15	22	25
Senior notes	600	631	632
Senior credit facility	399	399	399
Wells Fargo note payable	6	6	6
Deferred financing costs		(3)	(4)
Total debt	$4,020	4,014	3,761
Debt classified as current		(25)	(28)
Total long-term debt		$3,989	3,733

Margin Loan Facility

On May 12, 2021, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”) entered into Amendment No. 4 to Margin Loan Agreement and Amendment No. 4 to Collateral Account Control Agreement (the “Fourth Amendment”), which amends SPV’s margin loan agreement, dated as of August 31, 2017 (as amended by the Fourth Amendment, the “Margin Loan Agreement”), with a group of lenders. Upon the effectiveness of the Fourth Amendment (the date on which such effectiveness occurred, the “Fourth Amendment Effective Date”), the Margin Loan Agreement provided

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

for (x) a term loan credit facility in an aggregate principal amount of $1.15 billion (the “Term Loan Facility” and proceeds of such facility, the “Term Loans”), (y) a revolving credit facility in an aggregate principal amount of $1.15 billion (the “Revolving Loan Facility” and proceeds of such facility, the “Revolving Loans”; the Revolving Loans, collectively with the Term Loans, the “Loans”) and (z) an uncommitted incremental term loan facility in an aggregate principal amount of up to $200 million (collectively, the “Margin Loan Facility”). No additional borrowings under the Margin Loan Agreement were made on the Fourth Amendment Effective Date and, after giving effect to the transactions occurring on such date, there were (i) $1.15 billion in Term Loans outstanding under the Term Loan Facility and (ii) $0.00 of Revolving Loans outstanding. SPV’s obligations under the Margin Loan Facility are secured by first priority liens on the shares of Charter owned by SPV.

In the three months ended March 31, 2022, SPV drew down $300 million on the Revolving Loans.

Outstanding borrowings under the Margin Loan Agreement were $1.6 billion and $1.3 billion at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, SPV was permitted to borrow an additional $700 million under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is May 12, 2024 (except for any additional loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Prior to the completion of the Combination, borrowings under the Margin Loan Agreement bore interest at the three-month LIBOR rate plus a per annum spread of 1.5%, which increased to a per annum spread of 1.85% from and after the completion of the Combination until the Fourth Amendment Effective Date, when the per annum spread decreased to 1.5%. The Margin Loan Agreement also provides for customary LIBOR replacement provisions.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of March 31, 2022, 12.3 million shares of Charter with a value of $6.7 billion were pledged as collateral pursuant to the Margin Loan Agreement.

Exchangeable Senior Debentures

The Company has elected to account for all of its exchangeable senior debentures at fair value in its condensed consolidated financial statements. Accordingly, changes in the fair value of these instruments are recognized in unrealized gains (losses) in the accompanying condensed consolidated statements of operations. See note 3 for information related to unrealized gains (losses) on debt measured at fair value. As of March 31, 2022, a holder of the Company’s 2.75% Exchangeable Senior Debentures due 2050 (the “2.75% Debentures”) or a holder of the Company’s 1.25% Exchangeable Senior Debentures due 2050 (the “1.25% Debentures) does not have the ability to exchange and, accordingly, the 2.75% Debentures and 1.25% Debentures are classified as long-term debt in the condensed consolidated balance sheets. As of March 31, 2022, the holders of the 1.75% exchangeable senior debentures due 2046 (the “1.75% Debentures), which were issued by GCI Liberty and assumed in connection with the closing of the Combination, will have the ability to exchange their debentures for the period from April 1, 2022 to June 30, 2022 given that the trading value of the reference shares exceeded 130% of the par value for twenty of the last thirty trading days in the first quarter of 2022. Given the holders’ ability to exchange the debentures within a one-year period from the balance sheet date and the Company’s option to settle any exchange in cash, shares of Charter Class A common stock, or a combination of cash and shares of Charter Class A common stock, the 1.75% Debentures have been classified as current within the condensed consolidated balance sheets as of March 31, 2022. The Company reviews the terms of all the debentures on a quarterly basis to determine whether an event has occurred to require current classification on the condensed consolidated balance sheets.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Senior Notes

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company. GCI, LLC is the issuer of $600 million 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured. Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $31 million at March 31, 2022. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

Senior Credit Facility

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company. GCI, LLC is the borrower under the Senior Credit Facility (as defined below).

On October 15, 2021, GCI, LLC entered into an Eighth Amended and Restated Credit Agreement (the “Senior Credit Facility”), which includes a $550 million revolving credit facility, with a $25 million sublimit for standby letters of credit, that matures on October 15, 2026 and a $250 million Term Loan A that matures on October 15, 2027. Additionally, the $400 million Term Loan B which existed prior to the amendment, was repaid in full using the proceeds from the new Term Loan A together with $150 million in borrowings under the revolving credit facility. The revolving credit facility borrowings under the Senior Credit Facility that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Senior Credit Facility that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 2.25% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 2.00% and 3.25% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Term Loan A equal to 0.25% of the original principal amount, which may step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The Senior Credit Facility also provides for customary LIBOR replacement provisions.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

obligations under the Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI, LLC and the subsidiary guarantors, as defined in the Senior Credit Facility, and on the stock of GCI Holdings.

As of March 31, 2022, there was $249 million outstanding under the Term Loan A, $150 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $397 million available for borrowing.

During the three months ended March 31, 2021, GCI, LLC repaid $180 million on its revolving credit facility.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of March 31, 2022.

Fair Value of Debt

The fair value of the Senior Notes was $588 million at March 31, 2022.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at March 31, 2022.

(7) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.

Liberty Broadband Series A Cumulative Redeemable Preferred Stock (“Liberty Broadband Preferred Stock”) was issued as a result of the Combination on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,184,124 shares issued and outstanding at March 31, 2022. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Preferred Stock are recorded as interest expense in the Company’s condensed consolidated statements of operations. Liberty Broadband Preferred Stock has one-third of a vote per share.

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On March 14, 2022, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on April 15, 2022 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on March 31, 2022.

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

Included in selling, general and administrative expenses in the accompanying consolidated statements of operations are $9 million and $10 million of stock-based compensation during the three months ended March 31, 2022 and 2021, respectively.

Liberty Broadband – Grants of Awards

During the three months ended March 31, 2022, Liberty Broadband granted 136 thousand options to purchase shares of Series C Liberty Broadband common stock to our CEO in connection with his employment agreement. Such options had a GDFV of $39.10 per share and vest on December 30, 2022.

There were no options to purchase shares of Series A or Series B common stock granted during the three months ended March 31, 2022.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent re-measurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2022	3,483	$96.61
Granted	136	$138.26
Exercised	(7)	$62.03
Forfeited/cancelled	—	$—
Outstanding at March 31, 2022	3,612	$98.25	4.1	$159
Exercisable at March 31, 2022	2,172	$67.10	3.2	$151

As of March 31, 2022, Liberty Broadband also had 1 thousand Series A options and 315 thousand Series B options outstanding and exercisable at a WAEP of $35.81 and $96.25, respectively, and a weighted average remaining contractual life of 0.7 years and 2.2 years, respectively.

As of March 31, 2022, the total unrecognized compensation cost related to unvested Awards was approximately $66 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.6 years.

As of March 31, 2022, Liberty Broadband reserved 3.9 million shares of Series A, Series B and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

(9) Commitments and Contingencies

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

Hollywood Firefighters’ Pension Fund, et al. v. GCI Liberty, Inc., et al. In October 2020, a putative class action complaint was filed by two purported GCI Liberty stockholders which named as defendants GCI Liberty, as well as the members of the GCI Liberty board of directors. The complaint alleged, among other things, that Mr. Gregory B. Maffei, a director and the President and Chief Executive Officer of Liberty Broadband and, prior to the Combination, GCI Liberty, and Mr. John C. Malone, the Chairman of the board of directors of Liberty Broadband and, prior to the Combination, GCI Liberty, in their purported capacities as controlling stockholders and directors of GCI Liberty, and the other directors of GCI Liberty, breached their fiduciary duties by approving the Combination. The complaint also alleged that various prior and current

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

relationships among members of the GCI Liberty special committee, Mr. Malone and Mr. Maffei rendered the members of the GCI Liberty special committee not independent.

During March 2021 and in advance of the expenditure of significant time and costs to conduct the depositions proposed to have been taken in this action, the parties began negotiations with the class of plaintiffs for a potential settlement of this action. On May 5, 2021, the plaintiffs (on behalf of themselves and other members of a proposed settlement class) and defendants entered into an agreement in principle to settle the litigation pursuant to which the parties agreed that the plaintiffs will dismiss their claims with prejudice, with customary releases, in return for a settlement payment of $110 million to be paid by a wholly owned subsidiary of Liberty Broadband (as successor by merger to GCI Liberty) and/or insurers for the defendants and for GCI Liberty, which was recorded as a litigation settlement expense within operating income in the condensed consolidated statements of operations during the first quarter of 2021. This litigation was subsequently settled and paid in accordance with the agreement settlement during 2021. Liberty Broadband also agreed to final settlement amounts with its insurance carriers in the third quarter of 2021.

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

For the three months ended March 31, 2022, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

Liberty Broadband’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segment that is also a consolidated company are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. We have included amounts attributable to Charter in the tables below. Although Liberty Broadband owns less than 100% of the outstanding shares of Charter, 100% of the Charter amounts are included in the tables below and subsequently eliminated in order to reconcile the account totals to the Liberty Broadband condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
GCI Holdings
Consumer Revenue
Wireless	$34	32
Data	58	52
Other	14	23
Business Revenue
Wireless	13	19
Data	89	90
Other	6	7
Lease, grant, and revenue from subsidies	19	19
Total GCI Holdings	233	242
Corporate and other	5	5
Total	$238	247

Charter revenue totaled $13,200 million and $12,522 million for the three months ended March 31, 2022 and 2021, respectively.

The Company had receivables of $178 million and $217 million at March 31, 2022 and December 31, 2021, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $30 million and $32 million at March 31, 2022 and December 31, 2021, respectively. The receivables and deferred revenue are only from contracts with customers, which amounts exclude receivables and deferred revenue arising from leases, grants, and subsidies. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three months ended March 31, 2022 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $164 million in the remainder of 2022, $124 million in 2023, $73 million in 2024, $44 million in 2025 and $45 million in 2026 and thereafter.

For segment reporting purposes, Liberty Broadband defines Adjusted OIBDA as revenue less operating expenses and selling, general and administrative expenses excluding stock-based compensation. Liberty Broadband believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, transaction costs, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty Broadband generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2022	2021

	amounts in millions
GCI Holdings	$87	96
Charter	5,212	4,643
Corporate and other	(7)	(13)
	5,292	4,726
Eliminate equity method affiliate	(5,212)	(4,643)
Consolidated Liberty Broadband	$80	83

Other Information

	March 31, 2022
	Total	Investments	Capital
	assets	in affiliate	expenditures

	amounts in millions
GCI Holdings	$3,463	—	32
Charter	143,948	—	1,857
Corporate and other	13,167	12,903	—
	160,578	12,903	1,889
Eliminate equity method affiliate	(143,948)	—	(1,857)
Consolidated Liberty Broadband	$16,630	12,903	32

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Adjusted OIBDA	$80	83
Stock-based compensation	(9)	(10)
Depreciation and amortization	(64)	(64)
Litigation settlement, net of recoveries	—	(110)
Operating income (loss)	7	(101)
Interest expense	(26)	(33)
Share of earnings (loss) of affiliate, net	303	189
Gain (loss) on dilution of investment in affiliate	(56)	(82)
Realized and unrealized gains (losses) on financial instruments, net	137	99
Other, net	(21)	(8)
Earnings (loss) before income taxes	$344	64

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the recognition of deferred revenue; competition; the performance, results of operations and cash flows of our equity affiliate, Charter Communications, Inc. (“Charter”); the expansion of Charter’s network; projected sources and uses of cash; the effects of regulatory developments; the impact of COVID-19 (as defined below); the Rural Healthcare Program; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our, GCI Holdings, LLC (“GCI Holdings”), GCI, LLC, and Charter’s ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our, GCI Holdings, GCI, LLC and Charter’s ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our, GCI Holdings, GCI, LLC and Charter’s significant indebtedness and the ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels and the level of activity in the housing sector and economic uncertainty or downturn, including the impact of the novel coronavirus (“COVID-19”) pandemic to sales opportunities from residential move activity, GCI Holdings and Charter’s customers and vendors and local, state and federal governmental responses to the pandemic;
●	competition faced by GCI Holdings and Charter;
●	the ability of GCI Holdings and Charter to acquire and retain subscribers;
●	the impact of governmental legislation and regulation including, without limitation, regulations of the Federal Communications Commission (the "FCC"), on GCI Holdings and Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	changes in the cost of programming expenses and equipment and the ability of GCI Holdings and Charter to pass on related costs to their customers;
●	changes in the amount of data used on the networks of GCI Holdings and Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of GCI Holdings and Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for the products and services of GCI Holdings and Charter and their ability to adapt to changes in demand;
●	the ability of GCI Holdings and Charter to license or enforce intellectual property rights;
●	natural or man-made disasters, terrorist attacks, armed conflicts, pandemics, cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to hire and retain key personnel;

●	the ability to procure necessary services and equipment from GCI Holdings’ and Charter’s vendors in a timely manner and at reasonable costs;
●	risks related to the Investment Company Act of 1940;
●	the outcome of any pending or threatened litigation; and
●	changes to general economic conditions, including economic conditions in Alaska, and their impact on potential customers, vendors and third parties.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is primarily comprised of GCI Holdings, LLC (“GCI Holdings”), a wholly owned subsidiary, and an equity method investment in Charter Communications, Inc. (“Charter”).

On December 18, 2020, GCI Liberty, Inc. (“GCI Liberty”) was merged with Liberty Broadband (the “Combination”) and Liberty Broadband acquired GCI Holdings, as further described in Liberty Broadband's Annual Reports on Form 10-K for the years ended December 31, 2021 and 2020.

Through a number of prior years’ transactions, including the Combination, Liberty Broadband has acquired an interest in Charter. Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

Update on Economic Conditions

GCI Holdings

GCI Holdings offers wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska. In December 2019, Chinese officials reported a novel coronavirus outbreak. COVID-19 has since spread through China and internationally. On March 11, 2020, the World Health Organization assessed COVID-19 as a global pandemic, causing many countries throughout the world to take aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices, which caused a significant disruption to most sectors of the economy at varying levels during the periods covered by the financial statements.

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

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. The Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years. The Alaska economy is in a recession that started in late 2015 and has continued as a result of the COVID-19 pandemic. While it is difficult for GCI Holdings to predict the future impact of a renewed or continuing recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. If the recession continues, it could negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company. As of March 31, 2022, the Company had net accounts receivable from the RHC Program of approximately $73 million, which is included within Trade and other receivables in the condensed consolidated balance sheets.

The Company disclosed, in additional detail, the following items related to GCI Holdings’ involvement in the RHC Program in its Annual Report on Form 10-K for the year ended December 31, 2021:

FCC Rate Reduction

●	The FCC reduced the rates charged to RHC customers by approximately 26% for the funding year that ended June 30, 2018. An Application for Review is currently with the FCC.
●	The FCC approved the cost-based rural rates GCI Holdings historically applied for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected $175 million in accounts receivable relating to these two funding years during 2021. GCI Holdings also filed an Application for Review of these determinations. GCI Holdings identified rates for similar services provided by a competitor that would justify higher rates for certain GCI Holdings satellite services in the funding years that ended on June 30, 2018, June 30, 2019, and June 30, 2020. GCI Holdings submitted that information to the Bureau on September 7, 2021. The Applications for Review remain pending.
●	On May 24, 2021, the FCC approved the cost studies submitted by GCI Holdings for the funding year ended June 30, 2021. Subsequently, on August 16, 2021, GCI Holdings submitted a request for approval of rates for 17 additional sites, which remains pending.

RHC Program Funding Cap

●	The RHC Program has a funding cap for each individual funding year that is annually adjusted for inflation, and which the FCC can increase by carrying forward unused funds from prior funding years. In recent years, including the current year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.

Enforcement Bureau and Related Inquiries

●	GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC (the “Enforcement Bureau”) in March 2018 relating to the period beginning January 1, 2015 and including all future periods.
●	GCI Holdings became aware of potential RHC Program compliance issues in the fourth quarter of 2019 related to certain of its currently active and expired contracts with certain of its RHC customers.
●	On December 17, 2020, GCI Holdings received a Subpoena Duces Tecum from the FCC’s Office of the Inspector General requiring production of documents from January 1, 2009 to the present related to a single RHC customer and related contracts, information regarding GCI Holdings’ determination of rural rates for a single customer, and to provide information regarding persons with knowledge of pricing practices generally.
●	With respect to the ongoing inquiries from the FCC’s Enforcement Bureau and the FCC’s Office of the Inspector General, GCI Holdings recognized a liability of approximately $12 million in 2019 for contracts that were deemed probable of not complying with the RHC Program rules. GCI Holdings also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $44 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties but such amounts could not be reasonably estimated.
●	GCI Holdings was informed in 2021 that a qui tam action has been filed in the Western District of Washington arising from the subject matter under review by the Enforcement Bureau. The Department of Justice (the “DOJ”) is investigating whether GCI Holdings submitted false claims and/or statements in connection with GCI’s participation in the FCC’s RHC Program. Additionally in 2021, the DOJ issued a Civil Investigative Demand with regard to the qui tam action.

Revision of Support Calculations

●	The FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved. On January 19, 2021, the Wireline Competition Bureau of the FCC issued an Order that waives the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Order requires GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ended on June 30, 2021. On April 8, 2021, the Wireline Competition Bureau issued an Order further extending the January 19, 2021 waiver to carriers nationwide and eliminating the ability or requirement to use the database to establish the healthcare provider payments for services subsidized by the RHC Telecom Program.

The Company does not have any significant updates regarding the items noted above except as discussed in the remainder of this paragraph. Subsequent to March 31, 2022, the Wireline Competition Bureau issued an Order further extending the January 19, 2021 waiver regarding use of the database by health care providers seeking support under the RHC Program through the funding year ending June 30, 2024. Also subsequent to March 31, 2022, the DOJ and GCI Holdings held discussions regarding the qui tam action whereby the DOJ clarified that its investigation relates to the years from 2010 through 2019 and alleged that GCI Holdings had submitted false claims under the RHC Program during this time period. GCI Holdings continues to work with the DOJ related to this matter; however, the Company is unable to assess the ultimate outcome of this action and is unable to reasonably estimate a range of possible loss, including any type of fine or penalty that may ultimately be assessed as permitted under the applicable law.

Charter

Charter is a leading broadband connectivity company and cable operator serving more than 32 million customers in 41 states through its Spectrum brand.

In 2022, Charter remains focused on driving customer relationship growth. Charter continues to see lower customer move rates and switching behaviors among providers, which has reduced its selling opportunities. Charter’s rural construction initiative is underway which it expects to expand its footprint by approximately 1 million homes and businesses over the next six years. Charter continues to evolve its network to provide increased Internet speeds and reliability with a minimum speed of 200 megabits per second now offered to new customers in 100% of its footprint with continued investment in products and customer service platforms. Charter continues to invest in its ability to provide a differentiated Internet connectivity experience for mobile and fixed Internet customers with the availability of Advanced Home WiFi and over 500,000 out of home WiFi access points across its footprint. In addition, Charter continues to work towards the construction of its own 5G mobile data-only network leveraging the Citizens Broadband Radio Service Priority Access Licenses purchased in 2020. By continually improving its product set and offering consumers the opportunity to save money by switching to Charter’s services, Charter believes it can continue to penetrate its expanding footprint and attract more spend on additional products for its existing customers.

Other

Skyhook Holdings, Inc. (“Skyhook”) was a wholly owned subsidiary of Liberty Broadband until its sale on May 2, 2022 for net proceeds of approximately $170 million. Skyhook is not presented as held-for-sale as of March 31, 2022 as it is not material to Liberty Broadband’s consolidated financial statements and Skyhook will not be presented as a discontinued operation upon closing of the sale as the sale did not represent a strategic shift that had a major effect on Liberty Broadband’s operations and financial results.

Results of Operations—Consolidated—March 31, 2022 and 2021

General. We provide information regarding our consolidated operating results and other income and expenses, as well as information regarding the contribution to those items from our reportable segments in the tables below. The "Corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. See note 10 to the accompanying condensed consolidated financial statements for more discussion regarding our reportable segments. For a more detailed discussion and analysis of GCI Holding’s results, see "Results of Operations-GCI Holdings" below.

Consolidated operating results:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Revenue
GCI Holdings	$233	242
Corporate and other	5	5
Consolidated	$238	247

Operating Income (Loss)
GCI Holdings	$21	29
Corporate and other	(14)	(130)
Consolidated	$7	(101)

Adjusted OIBDA
GCI Holdings	$87	96
Corporate and other	(7)	(13)
Consolidated	$80	83

Revenue

Revenue decreased $9 million for the three months ended March 31, 2022, as compared to the corresponding prior year period. The decrease in revenue was primarily due to decreased revenue from GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Revenue for Corporate and other remained flat for the three months ended March 31, 2022, but with the sale of Skyhook in May 2022, we expect Corporate and other revenue to be minimal during the second quarter of 2022 and zero in future periods as all Corporate and other revenue was generated by Skyhook.

Operating Income (Loss)

Consolidated operating income increased $108 million for the three months ended March 31, 2022, as compared to the corresponding prior year period. Operating loss for Corporate and other for the three months ended March 31, 2021 included $110 million in litigation expense. The additional decrease in operating loss for Corporate and other for the three months ended March 31, 2022, as compared to the corresponding prior year period, was due to decreased professional service fees.

Operating income decreased $8 million at GCI Holdings for the three months ended March 31, 2022, as compared to the corresponding prior year period. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Stock-based compensation

Stock-based compensation expense decreased $1 million for the three months ended March 31, 2022, as compared to the corresponding prior year period. The decrease in stock-based compensation expense was primarily due to a change in the annual grant value allocated to our Company and received by our CEO per his employment agreement and the services agreement arrangement described in note 1 to the accompanying condensed consolidated financial statements.

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

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Operating income (loss)	$7	(101)
Depreciation and amortization	64	64
Stock-based compensation	9	10
Litigation settlement, net of recoveries	—	110
Adjusted OIBDA	$80	83

Adjusted OIBDA declined $3 million for the three months ended March 31, 2022, as compared to the corresponding prior year period. The decrease in Adjusted OIBDA was primarily due to the results of operations of GCI Holdings. Corporate and other Adjusted OIBDA improved for the three months ended March 31, 2022 due to the fluctuations in operating income (loss) as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Other income (expense):
Interest expense	$(26)	(33)
Share of earnings (losses) of affiliate	303	189
Gain (loss) on dilution of investment in affiliate	(56)	(82)
Realized and unrealized gains (losses) on financial instruments, net	137	99
Other, net	(21)	(8)
	$337	165

Interest expense

Interest expense decreased $7 million during the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The decrease was driven by lower amounts outstanding on the Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements) and the Senior Credit Facility (as defined in note 6 to the accompanying condensed consolidated financial statements).

Share of earnings (losses) of affiliate

Share of earnings of affiliate increased $114 million during the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The Company’s Share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $67 million and $58 million, net of related taxes, for the three months ended March 31, 2022 and 2021, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program. The change in the share of earnings of affiliate in the three months ended March 31, 2022, as compared to the corresponding period in the prior year, was the result of the corresponding change in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Revenue	$13,200	12,522
Operating expenses, excluding stock-based compensation	(7,988)	(7,879)
Adjusted OIBDA	5,212	4,643
Depreciation and amortization	(2,294)	(2,441)
Stock-based compensation	(147)	(134)
Operating income	2,771	2,068
Other expenses, net	(1,037)	(931)
Net income (loss) before income taxes	1,734	1,137
Income tax (expense) benefit	(345)	(216)
Net income (loss)	1,389	921
Less: Net income attributable to noncontrolling interests	(186)	(114)
Net income (loss) attributable to Charter shareholders	$1,203	807

Charter net income increased $468 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year.

Charter’s revenue increased $678 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year, primarily due to increases in the number of residential Internet, mobile and commercial customers and price adjustments.

During the three months ended March 31, 2022, operating expenses, excluding stock-based compensation, increased $109 million, as compared to the corresponding period in the prior year. Operating costs increased primarily due to increased mobile costs, costs to service customers and marketing costs, as well as other costs.

Mobile costs were comprised of mobile device costs and mobile service, customer acquisition and operating costs. The increase is attributable to an increase in the number of mobile lines.

Costs to service customers increased during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to unusually low bad debt in the first quarter of 2021 which benefited from government stimulus packages, higher labor costs associated with Charter’s commitment to a minimum $20 per hour wage in 2022, and higher health benefits and fuel costs.

Marketing costs increased during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to higher labor costs driven by the wage rate increase mentioned above and insourcing of inbound sales and retention call centers.

Other corporate operating costs increased during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to higher labor costs including a non-recurring favorable adjustment to bonuses related to COVID-19 during the three months ended March 31, 2021.

Charter’s Adjusted OIBDA for the three months ended March 31, 2022 increased for the reasons described above.

Depreciation and amortization expense decreased $147 million during the three months ended March 31, 2022, as compared to the corresponding period in the prior year, primarily due to certain assets acquired in acquisitions becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by other expenses, net which increased $106 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The increase in other expenses, net was primarily due to increased interest expense and a decrease in other income, net.

Income tax expense increased $129 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. Income tax expense increased primarily as a result of higher pretax income.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate decreased by $26 million during the three months ended March 31, 2022, as compared to the corresponding period in the prior year, primarily due to a decrease in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share as well as an increased gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the three months ended March 31, 2022. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Indemnification obligation	$85	52
Exchangeable senior debentures	52	47
	$137	99

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The increase in realized and unrealized gains for the three months ended March 31, 2022, compared to the corresponding period in the prior year, was primarily due to an increase in unrealized gains on the indemnification obligation (see note 3 in the accompanying condensed consolidated financial statements for additional discussion), as well as the changes in fair value of the 2.75% Exchangeable Senior Debentures due 2050, the 1.25% Exchangeable Senior Debentures due 2050 and the 1.75% Exchangeable Senior Debentures due 2046 related to changes in market price of underlying Charter stock (see notes 3 and 6 in the accompanying condensed consolidated financial statements for additional discussion).

Other, net

Other, net increased $13 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The increase was primarily due to a tax sharing receivable with Qurate Retail that resulted in an increased loss of $14 million for the three months ended March 31, 2022. See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying condensed consolidated financial statements.

Income taxes

Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Earnings (loss) before income taxes	$344	64
Income tax (expense) benefit	(45)	(12)
Effective income tax rate	13.1%	18.8%

The difference between the effective income tax rate of 13.1% and the U.S. Federal income tax rate of 21% for the three months ended March 31, 2022, was primarily due to deferred tax benefits related to tax basis in the stock of a consolidated subsidiary sold during the second quarter of 2022 and non-taxable income from a decrease in the fair value of the indemnification payable owed to Qurate Retail.

The difference between the effective income tax rate of 18.8% and the U.S. Federal income tax rate of 21% for the three months ended March 31, 2021, was primarily due to tax benefits from a change in effective tax rate used to measure deferred taxes on certain Charter shares and non-taxable income from a decrease in the fair value of the indemnification payable owed to Qurate Retail, partially offset by a non-deductible litigation settlement.

Net earnings (loss)

The Company had net earnings of $299 million and $52 million for the three months ended March 31, 2022 and 2021, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other income and expenses.

Liquidity and Capital Resources

As of March 31, 2022, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), monetization of our investments (including Charter Repurchases (as defined in note 4 to the accompanying condensed consolidated financial statement and discussed below)), outstanding or anticipated debt facilities (as defined in note 6 to the accompanying condensed consolidated financial statements), debt and equity issuances, and dividend and interest receipts.

As of March 31, 2022, Liberty Broadband had a cash and cash equivalents balance of $300 million.

	Three months ended March 31,
	2022	2021

	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$90	193
Net cash provided (used) by investing activities	$574	490
Net cash provided (used) by financing activities	$(548)	(923)

The decrease in cash provided by operating activities in the three months ended March 31, 2022, as compared to the corresponding period in the prior year, was primarily driven by the non-recurring favorable collection of accounts receivable during the first quarter of 2021 from the RHC Program for the funding years that ended on June 30, 2019 and June 30, 2020.

During the three months ended March 31, 2022 and 2021, net cash flows provided by investing activities were primarily related to the sale of 970,241 and 834,576 shares of Charter Class A common stock to Charter for $602 million and $518 million, respectively, to maintain our fully diluted ownership percentage of Charter at 26%. In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 4 to the accompanying condensed consolidated financial statements). The Company expects the Charter Repurchases to be a significant source of liquidity in future periods. This net inflow of cash was partially offset by capital expenditures of $32 million and $28 million during the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, net cash flows used in financing activities were primarily repurchases of Series A and Series C Liberty Broadband common stock of $843 million, partially offset by borrowings of debt of $300 million of outstanding Revolving Loans (as defined in note 6 to the accompanying condensed consolidated financial statements) under the Margin Loan Facility. During the three months ended March 31, 2021, net cash flows used in financing activities were primarily repurchases of Series C Liberty Broadband common stock of $738 million, as well as repayment by GCI, LLC of approximately $180 million on its revolving credit facility.

The projected uses of our cash for the remainder of 2022 are the potential buyback of common stock under the approved share buyback program, capital expenditures of approximately $120 million, approximately $90 million for interest payments on outstanding debt, approximately $10 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to reimburse Liberty Media Corporation for amounts due under various agreements and to fund potential investment opportunities. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Results of Operations—GCI Holdings, LLC

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	March 31,
	2022	2021
Consumer
Wireless:
Wireless lines in service[1]	185,900	181,000
Data:
Cable modem subscribers[2]	153,600	143,900

1 A wireless line in service is defined as a wireless device with a monthly fee for services.

2 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

GCI Holdings’ operating results for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Revenue	$233	242
Operating expenses (excluding stock-based compensation included below):
Operating expense	(63)	(67)
Selling, general and administrative expenses	(83)	(79)
Adjusted OIBDA	87	96
Stock-based compensation	(3)	(3)
Depreciation and amortization	(63)	(64)
Operating income (loss)	$21	29

Revenue

The components of revenue are as follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Consumer
Wireless	$46	44
Data	58	52
Other	15	23
Business
Wireless	14	20
Data	90	91
Other	10	12
Total revenue	$233	242

Consumer wireless revenue increased $2 million for the three months ended March 31, 2022, as compared to the corresponding prior year period. The increase was primarily due to increased plan service fee revenue driven by an increase in the number of subscribers and subscribers’ selection of plans with higher recurring monthly charges that offer higher usage limits.

Consumer data revenue increased $6 million for the three months ended March 31, 2022, as compared to the corresponding prior year period. The increase was driven by an increase in the number of subscribers and the subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer other revenue decreased $8 million for the three months ended March 31, 2022, as compared to the corresponding prior year period. Consumer other revenue consists of consumer video and voice revenue. The decrease was primarily due to a decrease in video revenue driven by decreased video subscribers, which was the result of both the transition from traditional linear video delivery to IP delivery and GCI Holding’s decision to discontinue selling bulk video packages for multi-dwelling units. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and expects a continued decrease as customers potentially choose alternative services.

Business wireless revenue decreased $6 million for the three months ended March 31, 2022, as compared to the corresponding prior year period. The decrease was primarily due to decreases in roaming revenue. The decrease in roaming revenue was driven by a contract amendment signed in the fourth quarter of 2021. Although the contract amendment will result in lower annual roaming revenue, GCI Holdings will benefit from the extension of the agreement for several years as well as continued backhaul revenue.

Business data revenue was relatively flat for the three months ended March 31, 2022, as compared to the corresponding prior year period.

Business other revenue decreased $2 million for the three months ended March 31, 2022, as compared to the corresponding prior year period. Business other revenue consists of business video and voice revenue. The decrease was primarily due to decreased business video revenue. Historically, GCI Holdings has seen declines in subscribers and revenue and has not focused business efforts on growth in these areas.

Operating expenses decreased $4 million for the three months ended March 31, 2022, as compared to the corresponding prior year period. This was primarily due to a decrease in video costs paid to content producers driven by reduced video subscribers, partially offset by an increase in costs to operate our network driven by the increase in demand for data service.

Selling, general and administrative expenses increased $4 million for the three months ended March 31, 2022, as compared to the corresponding prior year period. The increase was primarily due to increases in labor related costs driven by an increase in contract labor costs, as well as an increase in software costs driven by an increase in software as service arrangements.

Stock-based compensation was relatively flat for the three months ended March 31, 2022, as compared to the corresponding prior year period.

Depreciation and amortization was relatively flat for the three months ended March 31, 2022, as compared to the corresponding prior year period.

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

Liberty Broadband’s borrowings under the Margin Loan Agreement (as defined in note 6 of the accompanying condensed consolidated financial statements) and the Senior Credit Facility (as defined in note 6 of the accompanying condensed consolidated financial statements) carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. Additionally, our Margin Loan Agreement and Senior Credit Facility provide for a transition to a SOFR based rate or to other alternative reference rates depending on acceptance in the market of these rates. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments.

As of March 31, 2022, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$405	2.1%	$600	4.8%
Corporate and other	$1,600	2.5%	$1,415	1.9%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K, except as described below.

Charter and Liberty Broadband - Delaware Litigation

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery on behalf of a putative class of Charter stockholders, challenging the transactions involving Charter, Time Warner Cable Inc., Advance/Newhouse Partnership, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit, which named as defendants Liberty Broadband, Charter and the board of directors of Charter, alleges that the transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. On May 2, 2022, the Delaware Court of Chancery denied motions for summary judgment that had been filed by all of the defendants, and the case will proceed towards trial.  Liberty Broadband denies any liability, believes that it has substantial defenses, and is vigorously defending this lawsuit. Although Liberty Broadband is unable to predict the outcome of this lawsuit, it does not expect the outcome will have a material effect on its operations, financial condition or cash flows. Further, Charter has said that it denies any liability, believes that it has substantial defenses, and is vigorously defending this lawsuit. Charter has also said that although it is unable to predict the outcome of this lawsuit, it does not expect the outcome will have a material effect on its operations, financial condition or cash flows.

Other Charter Proceedings

Sprint Communications Company L.P. (“Sprint”) filed a patent suit against Charter and Bright House Networks, LLC on December 2, 2017 in the United States District Court for the District of Delaware. Charter brought a patent suit against Sprint (TC Tech, LLC v. Sprint) in the United States District Court for the District of Delaware implicating Sprint's LTE technology and a similar suit against T-Mobile in the United States District Court for the Western District of Texas.

Sprint filed a subsequent patent suit against Charter on May 17, 2018. On February 18, 2020, Sprint filed a lawsuit against Charter, Bright House and Time Warner Cable Inc. in the United States District Court for the District of Kansas alleging that Charter misappropriated trade secrets from Sprint years ago through employees hired by Bright House. Charter, T-Mobile and Sprint have reached a settlement of all of the foregoing suits that resulted in a payment of $220 million in 2022 by Charter to T-Mobile, and all of the cases have been dismissed with prejudice.

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

II-1

A summary of the repurchase activity for the three months ended March 31, 2022 is as follows:

	Series A Common Stock		Series C Common Stock
					(c) Total Number	(d) Maximum Number
					of Shares	(or Approximate Dollar
					Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Programs	Programs
January 1 - 31, 2022	243,417	$160.84	2,515,468	$150.44	2,758,885	$2,467	million
February 1 - 28, 2022	—	$-	1,414,074	$151.85	1,414,074	$2,252	million
March 1 - 31, 2022	430,000	$135.84	1,096,194	$138.63	1,526,194	$2,042	million
Total	673,417		5,025,736		5,699,153

There were no repurchases of Liberty Broadband Series B common stock or Liberty Broadband Preferred Stock during the three months ended March 31, 2022.

During the three months ended March 31, 2022, zero shares of Liberty Broadband Series A common stock, zero shares of Liberty Broadband Series B common stock, 6,056 shares of Liberty Broadband Series C common stock and 3,127 shares of Liberty Broadband Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

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

LIBERTY BROADBAND CORPORATION

Date: May 6, 2022	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: May 6, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3