Form 10-Q
period 2022-06-30
Liberty Broadband Corp
filed 2022-08-05
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of July 31, 2022 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	19,840,246	2,117,646	131,826,791

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$301	191
Trade and other receivables, net of allowance for credit losses of $4 and $4, respectively	179	206
Prepaid and other current assets	71	62
Total current assets	551	459
Investment in Charter, accounted for using the equity method (note 4)	12,051	13,260
Property and equipment, net	1,013	1,031
Intangible assets not subject to amortization
Goodwill	755	762
Cable certificates	550	550
Other	37	37
Intangible assets subject to amortization, net (note 5)	546	573
Tax sharing receivable	44	86
Other assets, net	191	210
Total assets	$15,738	16,968

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2022	2021

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$100	99
Deferred revenue	21	25
Current portion of debt, including zero and $25 measured at fair value, respectively (note 6)	3	28
Indemnification obligation (note 3)	175	324
Other current liabilities	149	106
Total current liabilities	448	582
Long-term debt, net, including $1,342 and $1,403 measured at fair value, respectively (note 6)	3,770	3,733
Obligations under finance leases and tower obligations, excluding current portion	88	89
Long-term deferred revenue	36	35
Deferred income tax liabilities	1,999	1,998
Preferred stock (note 7)	203	203
Other liabilities	166	189
Total liabilities	6,710	6,829
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 21,633,055 and 23,232,342 at June 30, 2022 and December 31, 2021, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,328,901 and 2,544,548 at June 30, 2022 and December 31, 2021, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 132,311,691 and 144,854,780 at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	4,319	6,214
Accumulated other comprehensive earnings, net of taxes	30	14
Retained earnings	4,662	3,898
Total stockholders' equity	9,012	10,127
Non-controlling interests	16	12
Total equity	9,028	10,139
Commitments and contingencies (note 9)
Total liabilities and equity	$15,738	16,968

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions, except per share amounts
Revenue	$239	242	477	489
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	60	67	126	136
Selling, general and administrative, including stock-based compensation (note 8)	105	110	206	215
Depreciation and amortization	65	67	129	131
Litigation settlement, net of recoveries (note 9)	10	—	10	110
	240	244	471	592
Operating income (loss)	(1)	(2)	6	(103)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(30)	(29)	(56)	(62)
Share of earnings (losses) of affiliate (note 4)	386	249	689	438
Gain (loss) on dilution of investment in affiliate (note 4)	(11)	(15)	(67)	(97)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	77	(125)	214	(26)
Gain (loss) on dispositions, net (note 1)	179	—	179	—
Other, net	(18)	23	(39)	15
Earnings (loss) before income taxes	582	101	926	165
Income tax benefit (expense)	(117)	(45)	(162)	(57)
Net earnings (loss)	465	56	764	108
Less net earnings (loss) attributable to the non-controlling interests	—	—	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$465	56	764	108
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$2.89	0.30	4.66	0.57
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$2.87	0.30	4.63	0.56

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Net earnings (loss)	$465	56	764	108
Other comprehensive earnings (loss), net of taxes:
Comprehensive earnings (loss) attributable to debt credit risk adjustments	20	(4)	16	(4)
Other comprehensive earnings (loss), net of taxes	20	(4)	16	(4)
Comprehensive earnings (loss)	485	52	780	104
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$485	52	780	104

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2022	2021

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$764	108
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	129	131
Stock-based compensation	18	20
Litigation settlement, net of recoveries	10	110
Share of (earnings) losses of affiliate, net	(689)	(438)
(Gain) loss on dilution of investment in affiliate	67	97
Realized and unrealized (gains) losses on financial instruments, net	(214)	26
Deferred income tax expense (benefit)	1	(18)
(Gain) loss on dispositions, net	(179)	—
Other, net	(3)	(2)
Changes in operating assets and liabilities:
Current and other assets	113	137
Payables and other liabilities	1	(60)
Net cash provided by (used in) operating activities	18	111
Cash flows from investing activities:
Capital expenditures	(78)	(50)
Cash received for Charter shares repurchased by Charter	1,806	1,762
Cash proceeds from dispositions, net	163	—
Other investing activities, net	4	2
Net cash provided by (used in) investing activities	1,895	1,714
Cash flows from financing activities:
Borrowings of debt	300	717
Repayments of debt, finance leases and tower obligations	(203)	(1,781)
Repurchases of Liberty Broadband common stock	(1,890)	(1,957)
Other financing activities, net	(3)	(2)
Net cash provided by (used in) financing activities	(1,796)	(3,023)
Net increase (decrease) in cash, cash equivalents and restricted cash	117	(1,198)
Cash, cash equivalents and restricted cash, beginning of period	206	1,433
Cash, cash equivalents and restricted cash, end of period	$323	235

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	June 30,	December 31,
	2022	2021

	amounts in millions
Cash and cash equivalents	$301	191
Restricted cash included in other current assets	22	15
Total cash and cash equivalents and restricted cash at end of period	$323	206

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2022	$—	—	1	6,214	14	3,898	12	10,139
Net earnings (loss)	—	—	—	—	—	764	—	764
Other comprehensive earnings (loss), net of taxes	—	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	18	—	—	—	18
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Liberty Broadband stock repurchases	—	—	—	(1,890)	—	—	—	(1,890)
Noncontrolling interest activity at Charter and other	—	—	—	(20)	—	—	4	(16)
Balance at June 30, 2022	$—	—	1	4,319	30	4,662	16	9,028

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at March 31, 2022	$—	—	1	5,375	10	4,197	16	9,599
Net earnings (loss)	—	—	—	—	—	465	—	465
Other comprehensive earnings (loss), net of taxes	—	—	—	—	20	—	—	20
Stock-based compensation	—	—	—	9	—	—	—	9
Liberty Broadband stock repurchases	—	—	—	(1,047)	—	—	—	(1,047)
Noncontrolling interest activity at Charter and other	—	—	—	(18)	—	—	—	(18)
Balance at June 30, 2022	$—	—	1	4,319	30	4,662	16	9,028

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity (continued)

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2021	$—	—	2	10,320	15	3,166	12	13,515
Net earnings (loss)	—	—	—	—	—	108	—	108
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	20	—	—	—	20
Issuance of common stock upon exercise of stock options	—	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Liberty Broadband stock repurchases	—	—	—	(1,957)	—	—	—	(1,957)
Noncontrolling interest activity at Charter and other	—	—	—	150	—	—	—	150
Balance at June 30, 2021	$—	—	2	8,531	11	3,274	12	11,830

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at March 31, 2021	$—	—	2	9,563	15	3,218	12	12,810
Net earnings (loss)	—	—	—	—	—	56	—	56
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	10	—	—	—	10
Issuance of common stock upon exercise of stock options	—	—	—	1	—	—	—	1
Liberty Broadband stock repurchases	—	—	—	(1,219)	—	—	—	(1,219)
Noncontrolling interest activity at Charter and other	—	—	—	176	—	—	—	176
Balance at June 30, 2021	$—	—	2	8,531	11	3,274	12	11,830

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Skyhook Holdings, Inc. (“Skyhook”) was a wholly owned subsidiary of Liberty Broadband until its sale on May 2, 2022 for aggregate consideration of approximately $194 million, including amounts held in escrow of approximately $23 million. Liberty Broadband recognized a gain on the sale of $179 million, net of fees contingent upon closing, in the second quarter of 2022, which is recorded in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations. Skyhook is included in Corporate and other through April 30, 2022 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty Broadband’s operations and financial results. Included in Revenue in the accompanying condensed consolidated statements of operations is $1 million and $5 million for the three months ended June 30, 2022 and 2021, respectively, and $6 million and $9 million for the six months ended June 30, 2022 and 2021, respectively, related to Skyhook. Included in Net earnings (loss) in the accompanying condensed consolidated statement of operations are earnings of $1 million and losses of $1 million for the three months ended June 30, 2022 and 2021, respectively, and earnings of $4 million and losses of $1 million for the six months ended June 30, 2022 and 2021, respectively, related to Skyhook. Included in Total assets in the accompanying condensed consolidated balance sheets as of December 31, 2021 is $18 million related to Skyhook.

As described in note 4, we are currently participating in Charter’s share buyback program in order to maintain our fully diluted ownership percentage of 26%. The primary use of those proceeds has been to repurchase Liberty Broadband Series A and Series C common stock pursuant to our authorized share repurchase programs. On February 23, 2021, a duly authorized committee of the board of directors authorized the repurchase of $2.23 billion of Liberty Broadband common stock. Additionally, on August 5, 2021, a duly authorized committee of the board of directors authorized the repurchase of an additional $2.105 billion of Liberty Broadband common stock. Further, on January 26, 2022, a duly authorized committee of the board of directors authorized the repurchase of an additional $2.215 billion of Liberty Broadband common stock.

During the six months ended June 30, 2022, we repurchased 14.4 million shares of Liberty Broadband Series A and Series C common stock for a total purchase price of $1,890 million. During the six months ended June 30, 2021, we repurchased 12.5 million shares of Liberty Broadband Series C common stock for a total purchase price of $1,957 million. As of June 30, 2022, the amount authorized remaining under the authorized repurchase program is approximately $994 million.

Exchange Agreement with Chairman

On June 13, 2022, Liberty Broadband entered into an Exchange Agreement with its Chairman of the board of directors, John C. Malone, and a revocable trust of which Mr. Malone is the sole trustee and beneficiary (the “JM Trust”) (the “Exchange Agreement”), whereby, among other things, Mr. Malone agreed to an arrangement under which his aggregate voting power in the Company would not exceed 49% (the “Target Voting Power”) plus 0.5% (under certain circumstances).

The Exchange Agreement provides for exchanges by the Company and Mr. Malone or the JM Trust of shares of Liberty Broadband Series B common stock for shares of Liberty Broadband Series C common stock in connection with certain events, including (i) any event that would result in a reduction in the outstanding votes that may be cast by holders of the Company’s voting securities or an increase of Mr. Malone’s beneficially-owned voting power in the Company (an “Accretive Event”), in each case, such that Mr. Malone’s voting power in the Company would exceed the Target Voting Power plus 0.5%; or (ii) from and after the occurrence of any Accretive Event, in connection with any event that would result in an increase in the outstanding votes that may be cast by holders of the Company’s voting securities or a decrease of Mr. Malone’s beneficially-owned voting power in the Company (a “Dilutive Event”), in each case, such that Mr. Malone’s voting power in the Company falls below the Target Voting Power less 0.5%. Additionally, the Exchange Agreement contains certain provisions with respect to fundamental events at the Company, meaning any combination, consolidation, merger, exchange offer, split-off, spin-off, rights offering or dividend, in each case, as a result of which holders of Liberty Broadband Series B common stock are entitled to receive securities of the Company, securities of another person, property or cash, or a combination thereof.

In connection with an Accretive Event, Mr. Malone or the JM Trust will be required to exchange with the Company shares of Liberty Broadband Series B common stock (as exchanged, the “Exchanged Series B Shares”) for an equal number

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

of shares of Liberty Broadband Series C common stock (as exchanged, the “Exchanged Series C Shares”) so as to maintain Mr. Malone’s voting power as close as possible to, without exceeding, the Target Voting Power, on the terms and subject to the conditions of the Exchange Agreement.

In connection with a Dilutive Event, Mr. Malone and the JM Trust may exchange the Exchanged Series C Shares with the Company for an equal number of shares of Liberty Broadband Series B common stock equal to the lesser of (i) the number of shares of Liberty Broadband Series B common stock which would maintain Mr. Malone’s voting power as close as possible to, without exceeding, the Target Voting Power and (ii) the number of Exchanged Series B Shares at such time, on the terms and subject to the conditions of the Exchange Agreement.

Under the Exchange Agreement, the JM trust exchanged 215,647 shares of Liberty Broadband Series B common stock for the same number of Liberty Broadband Series C common stock on June 13, 2022, and exchanged 211,255 shares of Liberty Broadband Series B common stock for the same number of Liberty Broadband Series C common stock on July 19, 2022.

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

Under these various agreements, amounts reimbursable to Liberty were approximately $2 million and $3 million for the three months ended June 30, 2022 and 2021, respectively, and $5 million and $7 million for the six months ended June 30, 2022 and 2021, respectively. Liberty Broadband had a tax sharing receivable with Qurate Retail of $44 million and $86 million as of June 30, 2022 and December 31, 2021, respectively.

Recently Announced Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board issued new accounting guidance which will require annual disclosures about certain government transactions that are accounted for by applying a grant or contribution accounting

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

model by analogy, including information about the nature of the transactions, the related policy used to account for the transactions, the amounts applicable to each financial statement line item and any significant terms and conditions of the transactions, including commitments and contingencies. This guidance is effective for annual financial statements issued for periods beginning after December 15, 2021, with early adoption permitted. The Company does not expect a significant impact from the adoption of the standard but is currently evaluating the effect that the updated standard will have on its financial disclosures.

(2) Earnings Attributable to Liberty Broadband Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the three months ended June 30, 2022 and 2021 are 2 million and 1 million potential common shares, respectively, because their inclusion would have been antidilutive. Excluded from diluted EPS for both the six months ended June 30, 2022 and 2021 are 1 million potential common shares because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(numbers of shares in millions)
Basic WASO	161	188	164	191
Potentially dilutive shares (1)	1	2	1	2
Diluted WASO	162	190	165	193

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and (liabilities) measured at fair value are as follows:

	June 30, 2022			December 31, 2021
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$204	204	—	118	118	—
Indemnification obligation	$175	—	175	324	—	324
Exchangeable senior debentures	$1,342	—	1,342	1,428	—	1,428

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with the Combination, Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”), a subsidiary of Qurate Retail, for certain payments made to holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the "LI LLC 1.75% Exchangeable Debentures"). The indemnification liability due to LI LLC pertains to the holders’ ability to exercise their exchange right according to the terms of the LI LLC 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the LI LLC 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the condensed consolidated balance sheets as of June 30, 2022 represents the fair value of the estimated exchange feature included in the LI LLC 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of June 30, 2022, a holder of the LI LLC 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification obligation is included as a current liability in the Company’s condensed consolidated balance sheets.

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt and long-term debt (with the exception of the 1.25% Debentures, the 2.75% Debentures and the 1.75% Debentures (defined in note 6)). With the exception of long-term debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of our Margin Loan Facility, the Term Loan A and revolving credit facility borrowings under the Senior Credit Facility and the Wells Fargo Note Payable (each as defined in note 6) all bear interest at a variable rate and therefore are also considered to approximate fair value.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Indemnification obligation	$64	(93)	149	(41)
Exchangeable senior debentures (1)	13	(32)	65	15
	$77	(125)	214	(26)
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a gain of $26 million and a loss of $5 million for the three months ended June 30, 2022 and 2021, respectively, and a gain of $20 million and a loss of $5 million for the six months ended June 30, 2022 and 2021, respectively. The cumulative change was a gain of $27 million as of June 30, 2022.

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of June 30, 2022, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $12.1 billion and $23.5 billion, respectively. We own an approximate 31.2% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of June 30, 2022.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (“Equity Cap”). As of June 30, 2022, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap, in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 3,227,684 and 2,761,608 shares of Charter Class A common stock to Charter for $1,806 million and $1,762 million during the six months ended June 30, 2022 and 2021, respectively, to maintain our fully diluted ownership percentage at 26%. Subsequent to June 30, 2022, Liberty Broadband sold 783,807 shares of Charter Class A common stock to Charter for $363 million in July 2022.

Investment in Charter

The excess basis in our investment in Charter of $8,967 million as of June 30, 2022 is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	June 30,	December 31,
	2022	2021
Property and equipment	$627	661
Customer relationships	2,437	2,537
Franchise fees	3,897	3,828
Trademarks	29	29
Goodwill	4,105	4,024
Debt	(512)	(535)
Deferred income tax liability	(1,616)	(1,626)
	$8,967	8,918

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 5 years and 9 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the six months ended June 30, 2022 was primarily due to Charter’s share buyback program, partially offset by Liberty Broadband’s participation in Charter’s share buyback program. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $67 million and $64 million, net of related taxes, for the three months ended June 30, 2022 and 2021, respectively, and expenses of $134 million and $122 million, net of related taxes, for the six months ended June 30, 2022 and 2021, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $11 million and $15 million during the three months ended June 30, 2022 and 2021, respectively, and dilution losses of $67 million and $97 million during the six months ended June 30, 2022 and 2021, respectively. The dilution losses for the periods presented were primarily attributable to stock option exercises by employees and other third parties at prices below Liberty Broadband’s book basis per share, partially offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during both the six months ended June 30, 2022 and 2021.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summarized unaudited financial information for Charter is as follows:

Charter condensed consolidated balance sheets

	June 30, 2022	December 31, 2021

	amounts in millions
Current assets	$3,738	3,566
Property and equipment, net	34,472	34,310
Goodwill	29,563	29,562
Intangible assets, net	70,727	71,406
Other assets	4,758	3,647
Total assets	$143,258	142,491
Current liabilities	$11,395	12,458
Deferred income taxes	19,123	19,096
Long-term debt	94,468	88,564
Other liabilities	4,759	4,217
Equity	13,513	18,156
Total liabilities and shareholders’ equity	$143,258	142,491

Charter condensed consolidated statements of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Revenue	$13,598	12,802	26,798	25,324
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,193	7,882	16,327	15,593
Depreciation and amortization	2,240	2,354	4,534	4,795
Other operating expenses, net	(62)	(9)	(61)	293
	10,371	10,227	20,800	20,681
Operating income	3,227	2,575	5,998	4,643
Interest expense, net	(1,109)	(1,004)	(2,169)	(1,987)
Other income (expense), net	79	(132)	102	(80)
Income tax (expense) benefit	(489)	(281)	(834)	(497)
Net income (loss)	1,708	1,158	3,097	2,079
Less: Net income attributable to noncontrolling interests	(237)	(138)	(423)	(252)
Net income (loss) attributable to Charter shareholders	$1,471	1,020	2,674	1,827

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Intangible Assets

Intangible Assets Subject to Amortization, net

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(70)	445	515	(49)	466
Other amortizable intangibles	144	(43)	101	138	(31)	107
Total	$659	(113)	546	653	(80)	573

Amortization expense for intangible assets with finite useful lives was $16 million and $18 million for the three months ended June 30, 2022 and 2021, respectively, and $33 million and $37 million for the six months ended June 30, 2022, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2022	$33
2023	$60
2024	$54
2025	$51
2026	$49

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	June 30,	June 30,	December 31,
	2022	2022	2021
	amounts in millions
Margin Loan Facility	$1,400	1,400	1,300
2.75% Exchangeable Senior Debentures due 2050	575	548	585
1.25% Exchangeable Senior Debentures due 2050	825	775	818
1.75% Exchangeable Senior Debentures due 2046	15	19	25
Senior notes	600	630	632
Senior credit facility	398	398	399
Wells Fargo note payable	5	5	6
Deferred financing costs		(2)	(4)
Total debt	$3,818	3,773	3,761
Debt classified as current		(3)	(28)
Total long-term debt		$3,770	3,733

Margin Loan Facility

On May 12, 2021, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”) entered into Amendment No. 4 to Margin Loan Agreement and Amendment No. 4 to Collateral Account Control Agreement (the “Fourth Amendment”), which amends SPV’s margin loan agreement, dated as of August 31, 2017 (as amended by the Fourth

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In the six months ended June 30, 2022, SPV drew down $300 million on the Revolving Loans and repaid $200 million.

Outstanding borrowings under the Margin Loan Agreement were $1.4 billion and $1.3 billion at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, SPV was permitted to borrow an additional $900 million under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is May 12, 2024 (except for any additional loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Prior to the completion of the Combination, borrowings under the Margin Loan Agreement bore interest at the three-month LIBOR rate plus a per annum spread of 1.5%, which increased to a per annum spread of 1.85% from and after the completion of the Combination until the Fourth Amendment Effective Date, when the per annum spread decreased to 1.5%. The Margin Loan Agreement also provides for customary LIBOR replacement provisions.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of June 30, 2022, 12.3 million shares of Charter with a value of $5.7 billion were pledged as collateral pursuant to the Margin Loan Agreement.

Exchangeable Senior Debentures

The Company has elected to account for all of its exchangeable senior debentures at fair value in its condensed consolidated financial statements. Accordingly, changes in the fair value of these instruments are recognized in unrealized gains (losses) in the accompanying condensed consolidated statements of operations. See note 3 for information related to unrealized gains (losses) on debt measured at fair value. As of June 30, 2022, a holder of the Company’s 2.75% Exchangeable Senior Debentures due 2050 (the “2.75% Debentures”), a holder of the Company’s 1.25% Exchangeable Senior Debentures due 2050 (the “1.25% Debentures) or a holder of the 1.75% exchangeable senior debentures due 2046 (the “1.75% Debentures) does not have the ability to exchange and, accordingly, the 2.75% Debentures, 1.25% Debentures and 1.75% Debentures are classified as long-term debt in the condensed consolidated balance sheet as of June 30, 2022. The Company

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

reviews the terms of all the debentures on a quarterly basis to determine whether an event has occurred to require current classification on the condensed consolidated balance sheets.

Senior Notes

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company. GCI, LLC is the issuer of $600 million 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured. Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $30 million at June 30, 2022. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of June 30, 2022, there was $248 million outstanding under the Term Loan A, $150 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $397 million available for borrowing.

During the six months ended June 30, 2021, GCI, LLC repaid $210 million on its revolving credit facility.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of June 30, 2022.

Fair Value of Debt

The fair value of the Senior Notes was $520 million at June 30, 2022.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at June 30, 2022.

(7) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband’s board of directors.

Liberty Broadband Series A Cumulative Redeemable Preferred Stock (“Liberty Broadband Preferred Stock”) was issued as a result of the Combination on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,183,962 shares issued and outstanding at June 30, 2022. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s condensed

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s condensed consolidated statements of operations. Liberty Broadband Preferred Stock has one-third of a vote per share.

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On May 26, 2022, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on July 15, 2022 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on June 30, 2022.

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

Included in selling, general and administrative expenses in the accompanying consolidated statements of operations are $9 million and $18 million of stock-based compensation during the three and six months ended June 30, 2022, respectively, and $10 million and $20 million of stock-based compensation during the three and six months ended June 30, 2021, respectively.

Liberty Broadband – Grants of Awards

During the six months ended June 30, 2022, Liberty Broadband granted 136 thousand options to purchase shares of Liberty Broadband Series C common stock to our CEO in connection with his employment agreement. Such options had a GDFV of $39.10 per share and vest on December 30, 2022.

There were no options to purchase shares of Liberty Broadband Series A or Series B common stock granted during the six months ended June 30, 2022.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent re-measurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2022	3,483	$96.61
Granted	136	$138.26
Exercised	(11)	$64.08
Forfeited/cancelled	—	$—
Outstanding at June 30, 2022	3,608	$98.28	3.8	$112
Exercisable at June 30, 2022	2,168	$67.10	2.9	$112

As of June 30, 2022, Liberty Broadband also had 1 thousand Series A options and 315 thousand Series B options outstanding and exercisable at a WAEP of $35.81 and $96.25, respectively, and a weighted average remaining contractual life of 0.5 years and 1.9 years, respectively.

As of June 30, 2022, the total unrecognized compensation cost related to unvested Awards was approximately $55 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.8 years.

As of June 30, 2022, Liberty Broadband reserved 3.9 million shares of Liberty Broadband Series A, Series B and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Rural Health Care (“RHC”) Program. GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau (the “Enforcement Bureau”) of the Federal Communications Commission (the "FCC"), in March 2018 relating to the period beginning January 1, 2015 and including all future periods. In the fourth quarter of 2019, GCI Holdings became aware of potential RHC Program compliance issues related to certain of its currently active and expired contracts with certain of its RHC customers. On December 17, 2020, GCI Holdings received a Subpoena Duces Tecum from the FCC’s Office of the Inspector General requiring production of documents from January 1, 2009 to the present related to a single RHC customer and related contracts, information regarding GCI Holdings’ determination of rural rates for a single customer, and to provide information regarding persons with knowledge of pricing practices generally.  With respect to the ongoing inquiries from the FCC’s Enforcement Bureau and the FCC’s Office of the Inspector General, GCI Holdings recognized a liability of approximately $12 million in 2019 for contracts that were deemed probable of not complying with the RHC Program rules. GCI Holdings also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $44 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties but such amounts could not be reasonably estimated.

In 2021, GCI Holdings was informed that a qui tam action has been filed in the Western District of Washington arising from the subject matter under review by the Enforcement Bureau. The Department of Justice (the “DOJ”) is investigating whether GCI Holdings submitted false claims and/or statements in connection with GCI’s participation in the FCC’s RHC Program. Additionally in 2021, the DOJ issued a Civil Investigative Demand with regard to the qui tam action.  With respect to the qui tam action, the DOJ and GCI Holdings held discussions whereby the DOJ clarified that its investigation relates to the years from 2010 through 2019 and alleged that GCI Holdings had submitted false claims under the RHC Program during this time period. GCI Holdings continues to work with the DOJ related to this matter and has recorded a $10 million settlement expense to reflect a settlement offer that GCI Holdings made to the DOJ in June 2022. However, the Company is unable to assess the ultimate outcome of this action and is unable to reasonably estimate any range of additional possible loss beyond the $10 million settlement offer, including any type of fine or penalty that may ultimately be assessed as permitted under the applicable law.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the six months ended June 30, 2022, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

●	GCI Holdings – a wholly owned subsidiary of the Company that provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska.
●	Charter – an equity method investment that is one of the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers.

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

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
GCI Holdings
Consumer Revenue
Wireless	$34	32	68	64
Data	57	53	115	105
Other	14	23	28	46
Business Revenue
Wireless	11	18	24	37
Data	96	86	185	176
Other	6	7	12	14
Lease, grant, and revenue from subsidies	20	19	39	38
Total GCI Holdings	238	238	471	480
Corporate and other	1	4	6	9
Total	$239	242	477	489

Charter revenue totaled $13,598 million and $12,802 million for the three months ended June 30, 2022 and 2021, respectively, and $26,798 million and $25,324 million for the six months ended June 30, 2022 and 2021, respectively.

The Company had receivables of $166 million and $217 million at June 30, 2022 and December 31, 2021, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $30 million and $32 million at June 30, 2022 and December 31, 2021, respectively. The receivables and deferred revenue are only from contracts with customers, which amounts exclude receivables and deferred revenue arising from leases, grants, and

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

subsidies. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three and six months ended June 30, 2022 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $174 million in the remainder of 2022, $229 million in 2023, $92 million in 2024, $64 million in 2025 and $70 million in 2026 and thereafter.

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

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
GCI Holdings	$90	89	177	185
Charter	5,571	5,029	10,783	9,672
Corporate and other	(7)	(14)	(14)	(27)
	5,654	5,104	10,946	9,830
Eliminate equity method affiliate	(5,571)	(5,029)	(10,783)	(9,672)
Consolidated Liberty Broadband	$83	75	163	158

Other Information

	June 30, 2022
	Total	Investments	Capital
	assets	in affiliate	expenditures

	amounts in millions
GCI Holdings	$3,397	—	78
Charter	143,258	—	4,050
Corporate and other	12,341	12,052	—
	158,996	12,052	4,128
Eliminate equity method affiliate	(143,258)	—	(4,050)
Consolidated Liberty Broadband	$15,738	12,052	78

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Adjusted OIBDA	$83	75	163	158
Stock-based compensation	(9)	(10)	(18)	(20)
Depreciation and amortization	(65)	(67)	(129)	(131)
Litigation settlement, net of recoveries	(10)	—	(10)	(110)
Operating income (loss)	(1)	(2)	6	(103)
Interest expense	(30)	(29)	(56)	(62)
Share of earnings (loss) of affiliate, net	386	249	689	438
Gain (loss) on dilution of investment in affiliate	(11)	(15)	(67)	(97)
Realized and unrealized gains (losses) on financial instruments, net	77	(125)	214	(26)
Gain (loss) on dispositions, net	179	—	179	—
Other, net	(18)	23	(39)	15
Earnings (loss) before income taxes	$582	101	926	165

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

Overview

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is primarily comprised of GCI Holdings, a wholly owned subsidiary, and an equity method investment in Charter.

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

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. The Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years. The Alaska economy is subject to recessionary pressures as a result of the COVID-19 pandemic, volatility in oil prices, inflation, and other causes that could result in a decrease in economic activity. While it is difficult for GCI Holdings to predict the future impact of a recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. If a recession occurs, it could negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company. As of June 30, 2022, the Company had net accounts receivable from the RHC Program of approximately $63 million, which is included within Trade and other receivables in the condensed consolidated balance sheets.

The Company disclosed, in additional detail, the following items related to GCI Holdings’ involvement in the RHC Program in its Annual Report on Form 10-K for the year ended December 31, 2021:

FCC Rate Reduction

●	The FCC reduced the rates charged to RHC customers by approximately 26% for the funding year that ended June 30, 2018. An Application for Review is currently with the FCC.
●	The FCC approved the cost-based rural rates GCI Holdings historically applied for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected $175 million in accounts receivable relating to these two funding years during 2021. GCI Holdings also filed an Application for Review of these determinations. GCI Holdings identified rates for similar services provided by a competitor that would justify higher rates for certain GCI Holdings satellite services in the funding years that ended on June 30, 2018, June 30, 2019, and June 30, 2020. GCI Holdings submitted that information to the Bureau on September 7, 2021. The Applications for Review remain pending.
●	On May 24, 2021, the FCC approved the cost studies submitted by GCI Holdings for the funding year ended June 30, 2021. Subsequently, on August 16, 2021, GCI Holdings submitted a request for approval of rates for 17 additional sites, which remains pending.

RHC Program Funding Cap

●	The RHC Program has a funding cap for each individual funding year that is annually adjusted for inflation, and which the FCC can increase by carrying forward unused funds from prior funding years. In recent years, including the current year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.

Enforcement Bureau and Related Inquiries

●	GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC (the “Enforcement Bureau”) in March 2018 relating to the period beginning January 1, 2015 and including all future periods.
●	GCI Holdings became aware of potential RHC Program compliance issues in the fourth quarter of 2019 related to certain of its currently active and expired contracts with certain of its RHC customers.
●	On December 17, 2020, GCI Holdings received a Subpoena Duces Tecum from the FCC’s Office of the Inspector General requiring production of documents from January 1, 2009 to the present related to a single RHC customer and related contracts, information regarding GCI Holdings’ determination of rural rates for a single customer, and to provide information regarding persons with knowledge of pricing practices generally.
●	GCI Holdings was informed in 2021 that a qui tam action has been filed in the Western District of Washington arising from the subject matter under review by the Enforcement Bureau. The Department of Justice (the “DOJ”) is investigating whether GCI Holdings submitted false claims and/or statements in connection with GCI’s participation in the FCC’s RHC Program. Additionally in 2021, the DOJ issued a Civil Investigative Demand with regard to the qui tam action.
●	With respect to the ongoing inquiries from the FCC’s Enforcement Bureau and the FCC’s Office of the Inspector General, GCI Holdings recognized a liability of approximately $12 million in 2019 for contracts that were deemed probable of not complying with the RHC Program rules. GCI Holdings also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $44 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties but such amounts could not be reasonably estimated.

Revision of Support Calculations

●	The FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved. On January 19, 2021 and April 12, 2022, the Wireline Competition Bureau of the FCC issued Orders that waive the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Orders require GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ended on June 30, 2021. On April 8, 2021 and May 25, 2022, the Wireline Competition Bureau issued Orders further extending the January 19, 2021 waiver to carriers nationwide and eliminating the ability or requirement to use the database to establish the healthcare provider payments for services subsidized by the RHC Telecom Program.

The Company does not have any significant updates regarding the items noted above except as discussed in the remainder of this paragraph. The Wireline Competition Bureau issued Orders further extending the January 19, 2021 waiver regarding use of the database by health care providers seeking support under the RHC Program through the funding year ending June 30, 2024. The DOJ and GCI Holdings held discussions regarding the qui tam action whereby the DOJ clarified that its investigation relates to the years from 2010 through 2019 and alleged that GCI Holdings had submitted false claims under the RHC Program during this time period. GCI Holdings continues to work with the DOJ related to this matter and has recorded a $10 million settlement expense to reflect a settlement offer that GCI Holdings made to the DOJ in June 2022. However, the Company is unable to assess the ultimate outcome of this action and is unable to reasonably estimate any range of additional possible loss beyond the $10 million settlement offer, including any type of fine or penalty that may ultimately be assessed as permitted under the applicable law.

Charter

Charter is a leading broadband connectivity company and cable operator serving more than 32 million customers in 41 states through its Spectrum brand.

In 2022, Charter remains focused on driving customer relationship growth. For the quarter ended June 30, 2022, Charter had a decline of 74,000 residential and small and medium business (“SMB”) customer relationships and an increase of 360,000 residential and SMB customer relationships from June 30, 2021 to June 30, 2022, which excludes mobile only customers. Charter continues to see lower customer move rates and switching behavior among providers, which has reduced its selling opportunities. In addition, Charter had approximately 59,000 Internet customer disconnects during the second quarter of 2022 related to the discontinuation of the Emergency Broadband Benefit program and additional requirements of the Affordable Connectivity Program. Charter’s rural construction initiative is underway which it expects will expand its footprint by approximately 1 million homes and businesses over the next six years, and Charter expects to participate in additional government subsidy programs that would further expand its footprint. Charter continues to evolve its network to provide increased Internet speeds and reliability, including recently increasing the minimum speed offered to new customers from 200 megabits per second to 300 megabits per second in 100% of its footprint, and continued investment in products and customer service platforms. Charter continues to invest in its ability to provide a differentiated Internet connectivity experience for mobile and fixed Internet customers with the availability of Advanced Home WiFi and over 500,000 out of home WiFi access points across its footprint. In addition, Charter continues to work towards the construction of its own 5G mobile data-only network leveraging the Citizens Broadband Radio Service Priority Access Licenses purchased in 2020. By continually improving its product set and offering consumers the opportunity to save money by switching to Charter’s services, Charter believes it can continue to penetrate its expanding footprint and attract more spend on additional products for its existing customers.

Other

Skyhook Holdings, Inc. (“Skyhook”) was a wholly owned subsidiary of Liberty Broadband until its sale on May 2, 2022 for aggregate consideration of approximately $194 million, including amounts held in escrow of approximately $23 million. Liberty Broadband recognized a gain on the sale of $179 million, net of fees contingent upon closing, in the second quarter of 2022, which is recorded in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations. Skyhook is included in Corporate and other through April 30, 2022 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty Broadband’s operations and financial results.

Results of Operations — Consolidated — June 30, 2022 and 2021

General. We provide information regarding our consolidated operating results and other income and expenses, as well as information regarding the contribution to those items from our reportable segments in the tables below. The "Corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. See note 10 to the accompanying condensed consolidated financial statements for more discussion regarding our reportable segments. For a more detailed discussion and analysis of GCI Holdings’ results, see "Results of Operations-GCI Holdings" below.

Consolidated operating results:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Revenue
GCI Holdings	$238	238	471	480
Corporate and other	1	4	6	9
Consolidated	$239	242	477	489

Operating Income (Loss)
GCI Holdings	$10	18	31	47
Corporate and other	(11)	(20)	(25)	(150)
Consolidated	$(1)	(2)	6	(103)

Adjusted OIBDA
GCI Holdings	$90	89	177	185
Corporate and other	(7)	(14)	(14)	(27)
Consolidated	$83	75	163	158

Revenue

Revenue decreased $3 million and $12 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods. The decrease in revenue for the six month period was primarily due to decreased revenue from GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Revenue for Corporate and other decreased for both the three and six months ended June 30, 2022. With the sale of Skyhook in May 2022, Corporate and other revenue was minimal during the second quarter of 2022 and will be zero in future periods as all Corporate and other revenue was generated by Skyhook.

Operating Income (Loss)

Consolidated operating income (loss) improved $1 million and $109 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods. Operating loss for Corporate and other for the six months ended June 30, 2022 and 2021 included $10 million and $110 million in litigation settlement expense, respectively. The additional decrease in operating loss for Corporate and other for the three and six months ended June 30, 2022, as compared to the corresponding prior year periods, was due to decreased professional service fees.

Operating income decreased $8 million and $16 million at GCI Holdings for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Stock-based compensation

Stock-based compensation expense decreased $1 million and $2 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods. The decrease in stock-based compensation expense was primarily due to a decrease in Liberty Broadband’s allocation rate per the services agreement arrangement as described in note 1 to the accompanying condensed consolidated financial statements.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Operating income (loss)	$(1)	(2)	6	(103)
Depreciation and amortization	65	67	129	131
Stock-based compensation	9	10	18	20
Litigation settlement, net of recoveries	10	—	10	110
Adjusted OIBDA	$83	75	163	158

Adjusted OIBDA improved $8 million and $5 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods. Adjusted OIBDA improved $1 million and declined $8 million for the three and six months ended June 30, 2022, respectively, for the results of operations of GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Corporate and other Adjusted OIBDA improved for the three and six months ended June 30, 2022, as compared to the corresponding prior year periods, due to the fluctuations in operating income (loss) as discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Other income (expense):
Interest expense	$(30)	(29)	(56)	(62)
Share of earnings (losses) of affiliate	386	249	689	438
Gain (loss) on dilution of investment in affiliate	(11)	(15)	(67)	(97)
Realized and unrealized gains (losses) on financial instruments, net	77	(125)	214	(26)
Gain (loss) on dispositions, net	179	—	179	—
Other, net	(18)	23	(39)	15
	$583	103	920	268

Interest expense

Interest expense increased $1 million and decreased $6 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increase for the three month period was driven by higher interest rates on our variable rate debt. The decrease for the six month period was driven by lower amounts outstanding on the Senior Credit Facility (as defined in note 6 to the accompanying condensed consolidated financial statements) and also by the timing of repayments on the Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements) during the six months ended June 30, 2021.

Share of earnings (losses) of affiliate

Share of earnings of affiliate increased $137 million and $251 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The Company’s Share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $67 million and $64 million, net of related taxes, for the three months ended June 30, 2022 and 2021, respectively, and $134 million and $122 million, net of related taxes, for the six months ended June 30, 2022 and 2021, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program. The change in the share of earnings of affiliate in the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year, was the result of the corresponding change in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Revenue	$13,598	12,802	26,798	25,324
Operating expenses, excluding stock-based compensation	(8,027)	(7,773)	(16,015)	(15,652)
Adjusted OIBDA	5,571	5,029	10,783	9,672
Depreciation and amortization	(2,240)	(2,354)	(4,534)	(4,795)
Stock-based compensation	(104)	(100)	(251)	(234)
Operating income	3,227	2,575	5,998	4,643
Other expenses, net	(1,030)	(1,136)	(2,067)	(2,067)
Net income (loss) before income taxes	2,197	1,439	3,931	2,576
Income tax (expense) benefit	(489)	(281)	(834)	(497)
Net income (loss)	1,708	1,158	3,097	2,079
Less: Net income attributable to noncontrolling interests	(237)	(138)	(423)	(252)
Net income (loss) attributable to Charter shareholders	$1,471	1,020	2,674	1,827

Charter net income increased $550 million and $1,018 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $796 million and $1,474 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in the number of residential Internet, mobile and commercial customers and price adjustments.

During the three and six months ended June 30, 2022, operating expenses, excluding stock-based compensation, increased $254 million and $363 million, respectively, as compared to the corresponding periods in the prior year. Operating costs increased primarily due to increased mobile costs, costs to service customers and marketing costs, as well as other corporate operating costs, slightly offset by decreased regulatory, connectivity and produced content costs.

Mobile costs were comprised of mobile device costs and mobile service, customer acquisition and operating costs. The increase is attributable to an increase in the number of mobile lines.

Costs to service customers increased during the three and six months ended June 30, 2022 compared to the corresponding periods in 2021 primarily due to higher bad debt and higher fuel costs offset by lower labor costs, as a result of productivity improvements driven by improved network performance and digital self-service platforms.

Marketing costs increased during the three and six months ended June 30, 2022 compared to the corresponding periods in 2021 primarily due to higher labor costs associated with Charter’s commitment to a minimum $20 per hour wage in 2022 and insourcing of inbound sales and retention call centers.

Other corporate operating costs increased during the three and six months ended June 30, 2022 compared to the corresponding periods in 2021 primarily due to higher labor costs and computer and software expense.

Regulatory, connectivity and produced content decreased during the three and six months ended June 30, 2022 compared to the corresponding periods in 2021 primarily due to lower sports rights costs as a result of more basketball games during the first half of 2021 as compared to 2022 as the prior period had additional games due to the delayed start of the 2020 - 2021 NBA season as a result of COVID-19 as well as lower costs of video devices sold to customers and regulatory pass-through fees.

Charter’s Adjusted OIBDA for both the three and six months ended June 30, 2022 increased for the reasons described above.

Depreciation and amortization expense decreased $114 million and $261 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year, primarily due to certain assets acquired in acquisitions becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

For the three months ended June 30, 2022, Charter’s results were also impacted by other expenses, net which decreased $106 million, as compared to the corresponding periods in the prior year. The decrease in other expenses, net was primarily driven by increased gains on equity investments, partially offset by higher interest expense, net.

Income tax expense increased $208 million and $337 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. Income tax expense increased primarily as a result of higher pretax income.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate decreased by $4 million and $30 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year, primarily due to a decrease in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, at prices below Liberty Broadband’s book basis per share. As Liberty Broadband’s ownership in Charter changes due to exercises of Charter stock options, a loss is recorded with the effective sale of common stock, because the exercise price of Charter stock options is typically lower than the book value of the Charter shares held by Liberty Broadband.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Indemnification obligation	$64	(93)	149	(41)
Exchangeable senior debentures	13	(32)	65	15
	$77	(125)	214	(26)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. These increases in realized and unrealized gains for the three and six months ended June 30, 2022, compared to the corresponding periods in the prior year, were primarily due to an increase in unrealized gains on the indemnification obligation (see note 3 in the accompanying condensed consolidated financial statements for additional discussion), as well as the changes in fair value of the 2.75% Exchangeable Senior Debentures due 2050, the 1.25% Exchangeable Senior Debentures due 2050 and the 1.75% Exchangeable Senior Debentures due 2046 related to changes in market price of underlying Charter stock (see notes 3 and 6 in the accompanying condensed consolidated financial statements for additional discussion).

Gain (loss) on dispositions, net

Liberty Broadband recognized a gain on the sale of Skyhook of $179 million, net of fees contingent upon closing, in the second quarter of 2022, which is recorded in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations.

Other, net

Other, net decreased $41 million and $54 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. These decreases were primarily due to a tax sharing receivable with Qurate Retail that resulted in an increased loss of $41 million and $55 million for the three and six months ended June 30, 2022, respectively. See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying condensed consolidated financial statements.

Income taxes

Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Earnings (loss) before income taxes	$582	101	$926	165
Income tax (expense) benefit	(117)	(45)	(162)	(57)
Effective income tax rate	20%	45%	17%	35%

The difference between the effective income tax rate of 20% and the U.S. Federal income tax rate of 21% for the three months ended June 30, 2022 was primarily due to non-taxable income from a decrease in the fair value of the indemnification payable owed to Qurate Retail. The difference between the effective income tax rate of 17% and the U.S. Federal income tax rate of 21% for the six months ended June 30, 2022 was primarily due to non-taxable income from a decrease in the fair value of the indemnification payable owed to Qurate Retail and tax benefits from the sale of stock of a subsidiary.

The difference between the effective income tax rate of 45% and the U.S. Federal income tax rate of 21% for the three months ended June 30, 2021 was primarily due to the accrual of non-taxable equity contributions related to the indemnification agreement between Liberty Broadband and Qurate Retail. The difference between the effective income tax rate of 35% and the U.S. Federal income tax rate of 21% for the six months ended June 30, 2021 was primarily due to a non-deductible litigation settlement and the accrual of non-deductible equity distributions related to the indemnification agreement between Liberty Broadband and Qurate Retail, partially offset by tax benefits from a change in effective tax rate used to measure deferred taxes on certain Charter shares.

Net earnings (loss)

The Company had net earnings of $465 million and $56 million for the three months ended June 30, 2022 and 2021, respectively, and net earnings of $764 million and $108 million for the six months ended June 30, 2022 and 2021, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other income and expenses.

Liquidity and Capital Resources

As of June 30, 2022, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of June 30, 2022, Liberty Broadband had a cash and cash equivalents balance of $301 million.

	Six months ended June 30,
	2022	2021

	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$18	111
Net cash provided (used) by investing activities	$1,895	1,714
Net cash provided (used) by financing activities	$(1,796)	(3,023)

The decrease in cash provided by operating activities in the six months ended June 30, 2022, as compared to the corresponding period in the prior year, was primarily driven by the non-recurring favorable collection of accounts receivable during the first quarter of 2021 from the RHC Program for the funding years that ended on June 30, 2019 and June 30, 2020.

During the six months ended June 30, 2022 and 2021, net cash flows provided by investing activities were primarily related to the sale of 3,227,684 and 2,761,608 shares of Charter Class A common stock to Charter for $1,806 million and $1,762 million, respectively, to maintain our fully diluted ownership percentage of Charter at 26%. In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 4 to the accompanying condensed consolidated financial statements). The Company expects the Charter Repurchases to be a significant source of liquidity in future periods. Additionally, the Company received $163 million of cash proceeds, net of fees contingent upon closing, from the sale of Skyhook. These net inflows of cash were partially offset by capital expenditures of $78 million and $50 million during the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022, net cash flows used in financing activities were primarily repurchases of Series A and Series C Liberty Broadband common stock of $1,890 million, partially offset by net borrowings of debt of approximately $100 million of outstanding Revolving Loans (as defined in note 6 to the accompanying condensed consolidated financial statements) under the Margin Loan Facility. During the six months ended June 30, 2021, net cash flows used in financing activities were primarily repurchases of Series C Liberty Broadband common stock of $1,957 million, as well as net debt repayments of $850 million of outstanding Revolving Loans under the Margin Loan Facility and repayment of $210 million by GCI, LLC on its revolving credit facility.

The projected uses of our cash for the remainder of 2022 are the potential buyback of common stock under the approved share buyback program, capital expenditures of approximately $75 million, approximately $65 million for interest payments on outstanding debt, approximately $5 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to reimburse Liberty Media Corporation for amounts due under various agreements and to fund potential investment opportunities. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Results of Operations—GCI Holdings, LLC

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	June 30,
	2022	2021
Consumer
Wireless:
Wireless lines in service[1]	194,000	189,100
Data:
Cable modem subscribers[2]	154,500	145,400

1 A wireless line in service is defined as a wireless device with a monthly fee for services.

2 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

GCI Holdings’ operating results for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Revenue	$238	238	471	480
Operating expenses (excluding stock-based compensation included below):
Operating expense	(60)	(65)	(123)	(132)
Selling, general and administrative expenses	(88)	(84)	(171)	(163)
Adjusted OIBDA	90	89	177	185
Stock-based compensation	(4)	(4)	(7)	(7)
Litigation settlement	(10)	—	(10)	—
Depreciation and amortization	(66)	(67)	(129)	(131)
Operating income (loss)	$10	18	31	47

Revenue

The components of revenue are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Consumer
Wireless	$47	45	93	89
Data	57	53	115	105
Other	13	22	28	45
Business
Wireless	13	20	27	40
Data	97	87	187	178
Other	11	11	21	23
Total revenue	$238	238	471	480

Consumer wireless revenue increased $2 million and $4 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods. The increases were primarily due to increased plan service fee revenue driven by an increase in the number of subscribers and subscribers’ selection of plans with higher recurring monthly charges that offer higher usage limits.

Consumer data revenue increased $4 million and $10 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods. The increases were primarily driven by an increase in the number of subscribers and the subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer other revenue decreased $9 million and $17 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods. Consumer other revenue consists of consumer video and voice revenue. The decreases were due to a decrease in video revenue primarily driven by decreased video subscribers. This was the result of both the transition from traditional linear video delivery to IP delivery and GCI Holdings’ decision to discontinue selling bulk video packages for multi-dwelling units. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and expects a continued decrease as customers potentially choose alternative services.

Business wireless revenue decreased $7 million and $13 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods. The decreases were primarily due to decreases in roaming revenue. The decreases in roaming revenue were driven by a contract amendment signed in the fourth quarter of 2021. Although the contract amendment will result in lower annual roaming revenue, GCI Holdings will benefit from the extension of the agreement for several years as well as continued backhaul revenue.

Business data revenue increased $10 million and $9 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods, primarily due to increased sales to school and medical customers due to service upgrades as well as new customer growth. Additionally, revenue for all other business customers increased for the six month period, driven by business customers upgrading to services that offer higher speeds and higher usage limits.

Business other revenue was relatively flat and decreased $2 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods. Business other revenue consists of business video and voice revenue. The decrease for the six month period was primarily due to decreased business video and long distance revenue. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and has not focused business efforts on growth in these areas.

Operating expenses decreased $5 million and $9 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods, due to a decrease in video costs, primarily due to a decrease in costs paid to content producers driven by reduced video subscribers. This decrease in both the three and six month periods was partially offset by an increase in costs to operate GCI Holdings’ network driven by the increase in demand for data service.

Selling, general and administrative expenses increased $4 million and $8 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding prior year periods, primarily due to increases in labor related costs driven by an increase in contract labor costs, as well as increases in software costs driven by an increase in software as service arrangements.

Stock-based compensation was relatively flat for the three and six months ended June 30, 2022, as compared to the corresponding prior year periods.

Litigation settlement increased $10 million for the three and six months ended June 30, 2022, as compared to the corresponding prior year periods. This was due to an increase in the estimated liability relating to compliance with RHC program rules which reflects a settlement offer that GCI Holdings made to the DOJ in June 2022.

Depreciation and amortization was relatively flat for the three and six months ended June 30, 2022, as compared to the corresponding prior year periods.

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

As of June 30, 2022, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$403	3.1%	$600	4.8%
Corporate and other	$1,400	3.8%	$1,415	1.9%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes "Legal Proceedings" under Item 3 of Part I. Other than as described below and in Part II, Item 1. Legal Proceedings of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, there have been no material changes from the legal proceedings described in our Form 10-K.

Charter Proceedings

In March 2020, Charter Communications, LLC (“CC, LLC”), an indirect subsidiary of Charter, was named as a defendant in a lawsuit filed in Dallas, Texas related to the fatal stabbing of an individual in her home by an off duty CC, LLC technician: William Goff, as Personal Representative of Betty Jo McClain Thomas, deceased, et al. v. Roy James Holden, Jr. and Charter Communications, LLC, Case No. CC-20-01579-E, pending in County Court at Law No. 5 for Dallas County, Texas. The complaint alleged that CC, LLC was responsible for the plaintiff’s death. Following a two phase trial, the jury returned a verdict finding CC, LLC at fault for plaintiff’s death, and awarded compensatory damages of $375 million to plaintiff’s estate and then awarded $7.0 billion in punitive damages to plaintiff’s estate on July 26, 2022. Charter will continue to vigorously defend this lawsuit including pursuing all available appeals.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On February 23, 2021, a duly authorized committee of the board of directors authorized the repurchase of $2.23 billion of Liberty Broadband common stock. Additionally, on August 5, 2021, a duly authorized committee of the board of directors authorized the repurchase of an additional $2.105 billion of Liberty Broadband common stock. Further, on January 26, 2022, a duly authorized committee of the board of directors authorized the repurchase of an additional $2.215 billion of Liberty Broadband common stock.

A summary of the repurchase activity for the three months ended June 30, 2022 is as follows:

	Series A Common Stock		Series C Common Stock
					(c) Total Number	(d) Maximum Number
					of Shares	(or Approximate Dollar
					Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Programs	Programs
April 1 - 30, 2022	—	$-	2,189,116	$134.15	2,189,116	$1,748	million
May 1 - 31, 2022	—	$-	3,612,810	$115.70	3,612,810	$1,330	million
June 1 - 30, 2022	926,177	$108.92	1,963,486	$119.85	2,889,663	$994	million
Total	926,177		7,765,412		8,691,589

There were no repurchases of Liberty Broadband Series B common stock or Liberty Broadband Preferred Stock during the three months ended June 30, 2022.

During the three months ended June 30, 2022, zero shares of Liberty Broadband Series A common stock, zero shares of Liberty Broadband Series B common stock, 270 shares of Liberty Broadband Series C common stock and 162 shares of Liberty Broadband Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

II-1

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Exchange Agreement, dated as of June 13, 2022, by and among John C. Malone, the John C. Malone 1995 Revocable Trust U/A DTD 3/6/1995 and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 13, 2022 (File No. 001-36713)).

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

LIBERTY BROADBAND CORPORATION

Date: August 5, 2022	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: August 5, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3