Form 10-K
period 2022-12-31
Liberty Broadband Corp
filed 2023-02-17
CIK 1611983

E

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Liberty Broadband Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2022, was $16.5 billion.

The number of outstanding shares of Liberty Broadband Corporation common stock as of January 31, 2023 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,246,519	2,050,889	126,002,167

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2023 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY BROADBAND

CORPORATION

2022 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1. Business.

General Development of Business

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is primarily comprised of GCI Holdings, LLC (“GCI Holdings” or “GCI”) (as of December 18, 2020), a wholly owned subsidiary, and an equity method investment in Charter Communications, Inc. (“Charter”).

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

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. In December 2019, the Company entered into an amendment to the services agreement with Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc. (“TripCo”), GCI Liberty, and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement. For the years ended December 31, 2022, 2021 and 2020, the allocation percentage for Liberty Broadband was 33%, 37% and 18%, respectively. Following the Combination, GCI Liberty no longer participates in the services agreement arrangement. The amended services agreement between Liberty and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of approximately $18 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”). A portion of the grants made to our CEO in the year ended December 31, 2020 related to our Company’s allocable portion of these upfront awards.

Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for costs that are negotiated semi-annually.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. The Russian invasion of Ukraine in February 2022 has led to further economic disruptions. The U.S. Federal Reserve increased interest rates starting in March 2022 and additional increases are expected to continue. Mounting inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. The direct and indirect impacts of the COVID-19 pandemic has caused a significant disruption to most sectors of the economy at varying levels during the periods covered by the accompanying consolidated financial statements.

* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the recognition of deferred revenue; the recoverability of our goodwill and other long-lived assets; competition; the performance, results of operations and cash flows of our equity affiliate, Charter; the expansion of Charter’s network; projected sources and uses of cash; renewal of licenses; the effects of regulatory developments; the direct and indirect impacts of the COVID-19 pandemic, including related economic impacts; the Rural Health Care Program; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our, GCI Holdings, GCI, LLC and Charter’s ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our, GCI Holdings, GCI, LLC and Charter’s ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our, GCI Holdings, GCI, LLC and Charter’s significant indebtedness and the ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels, the level of activity in the housing sector, economic uncertainty or downturn and inflationary pressures on input costs and labor;
●	competition faced by GCI Holdings and Charter;
●	the ability of GCI Holdings and Charter to acquire and retain subscribers;
●	the impact of governmental legislation and regulation including, without limitation, regulations of the Federal Communications Commission (the "FCC"), on GCI Holdings and Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	changes in the amount of data used on the networks of GCI Holdings and Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;

●	the ability of GCI Holdings and Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for the products and services of GCI Holdings and Charter and their ability to adapt to changes in demand;
●	the ability of GCI Holdings and Charter to license or enforce intellectual property rights;
●	natural or man-made disasters, terrorist attacks, armed conflict, pandemics, cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to hire and retain key personnel;
●	the ability to procure necessary services and equipment from GCI Holdings’ and Charter’s vendors in a timely manner and at reasonable costs including in connection with Charter’s network evolution and rural construction initiatives;
●	risks related to the Investment Company Act of 1940;
●	the outcome of any pending or threatened litigation; and
●	changes to general economic conditions, including economic conditions in Alaska, and their impact on potential customers, vendors and third parties.

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

Consolidated Subsidiaries

GCI Holdings

Equity Method Investments

Charter Communications, Inc. (Nasdaq: CHTR)

GCI Holdings

GCI Holdings, a wholly owned subsidiary of the Company, provides a full range of data, wireless, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under the GCI brand. Due to the unique nature of the markets it serves, including harsh winter weather and remote geographies, its customers rely extensively on its systems to meet their communication and entertainment needs.

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

GCI Holdings’ revenue was comprised of the following:

	Years ended December 31,
	2022	2021	2020

Data services	65%	60%	56%
Wireless services	25%	27%	27%
Other services	10%	13%	17%

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

GCI Holdings serves urban and rural Alaska utilizing a combination of fiber, microwave, and satellite technologies. GCI Holdings is currently expanding its fiber network to the Aleutian Chain and has launched urban-level service in the region. GCI Holdings’ extensive use of microwave and satellite technologies also enables it to deliver connectivity to some of Alaska’s most-remote communities.

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

GCI Holdings’ video businesses are located throughout Alaska. Its facilities include hybrid-fiber-coax plant and head-end distribution equipment. The majority of its locations on the fiber routes are served from head-end distribution equipment in Anchorage. All of its cable systems are completely digital. In preparation for GCI Holdings’ progression to 10 gigabit internet, it is transitioning from traditional delivery methods to an Internet Protocol ("IP") video solution.

Charter Communications, Inc.

Introduction

Charter is a leading broadband connectivity company and cable operator serving more than 32 million customers in 41 states through its Spectrum brand. Over an advanced high-capacity, two-way telecommunications network, Charter offers a full range of state-of-the-art residential and business services including Spectrum Internet®, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise™ provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. Charter also distributes award-winning news coverage and sports programming to its customers through Spectrum Networks.

Charter’s network, which it owns and operates, passes over an estimated 55 million households and businesses across the United States. Its strategy is focused on the evolution of its network, expansion of its footprint, and the execution of high quality operations, including customer service. It allows Charter to maintain a state-of-the-art network delivering the most compelling converged connectivity services in a capital and time-efficient manner, and in turn, offers advanced services to consumers at highly attractive prices, together with outstanding customer service.

Evolution – Expanding the Capability of Charter’s Network

Over the next three years, Charter plans to evolve its hybrid fiber coaxial network using a number of technologies, including spectrum expansion, initially to 1.2 GHz and then to 1.8 GHz, high splits to increase upstream speeds, Distributed Access Architecture ("DAA") and DOCSIS 4.0 technology. Through this process, which Charter expects to essentially complete by year end 2025, it will transform its network to enable multi-gigabit data speeds to customers. Those faster speeds will be offered in conjunction with the Spectrum mobile product and Advanced WiFi, providing customers seamless and convenient, ultra-fast converged connectivity in attractively priced packages, including Spectrum One, introduced in October 2022. In addition, Charter expects its network evolution to enable it to offer fiber on demand across the majority of its footprint. Charter also offers a comprehensive video product, and Xumo, a next generation streaming platform jointly owned with Comcast

Corporation (“Comcast”), will create an app-based video platform with the ability to provide streaming video packages, leverage Charter’s Spectrum TV® application, aggregate consumer streaming applications, and provide an industry leading voice search.

Expansion – Building Charter’s Future by Extending Its Network

Rural builds present strategic expansion opportunities of Charter’s footprint to unserved and underserved passings. Over the next several years, Charter expects to invest over $6 billion, a portion of which it expects to offset with government funding including over $1.7 billion of support awarded through December 31, 2022 in the Rural Development Opportunity Fund (“RDOF”) auction and other federal, state and municipal grants. Charter expects to participate in additional federal, state and municipal grant programs over the coming years. This investment will allow Charter to offer a suite of broadband connectivity services including fixed Internet, WiFi and mobile to more than one million estimated passings in unserved areas in states where it currently operates. Charter has also renewed its focus on building to more passings inside and at the edge of its existing network. To accomplish all of this, Charter has invested in new teams, new training and new equipment. These investments will allow Charter to generate long-term infrastructure-style returns by taking further advantage of the efficiencies of the scale and quality of its network and construction capabilities while offering its high quality products and services to more homes and businesses.

Execution – Turning Charter’s Strategy Into Success

Charter has competitive services and promotes and packages those services in ways that allow customers to have better products and save money. In addition, its focus on service quality complements its products and price. Charter improves the customer experience by digitizing service where customers prefer, performing proactive maintenance, and investing in systems and in its operations teams. As part of Charter’s investment in operations teams, Charter is making targeted adjustments to job structure, pay and benefits and career paths to improve the skills and tenure of its workforce.

Products and Services

Charter offers its customers subscription-based Internet services, video services, and mobile and voice services. Charter’s services are offered to residential and commercial customers on a subscription basis, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and based on the equipment necessary to receive Charter’s services. Bundled services including some combination of Charter’s Internet, video, voice and/or mobile products are available to substantially all of Charter’s passings.

The following table from Charter’s Form 10-K for the year ended December 31, 2022 summarizes Charter’s customer statistics for Internet, video, voice and mobile as of December 31, 2022 and 2021 (in thousands except per customer data and footnotes).

	Approximate as of December 31,
	2022 (a)	2021 (a)
Customer Relationships (b)
Residential	29,988	29,926
Small and Medium Business ("SMB")	2,207	2,143
Total Customer Relationships	32,195	32,069

Monthly Residential Revenue per Residential Customer (c)	$114.66	$113.61
Monthly SMB Revenue per SMB Customer (d)	$164.50	$165.50

Internet
Residential	28,412	28,137
SMB	2,021	1,952
Total Internet Customers	30,433	30,089

Video
Residential	14,497	15,216
SMB	650	617
Total Video Customers	15,147	15,833

Voice
Residential	7,697	8,621
SMB	1,286	1,282
Total Voice Customers	8,983	9,903

Mobile Lines (e)
Residential	5,116	3,448
SMB	176	116
Total Mobile Lines	5,292	3,564

Enterprise Primary Service Units ("PSUs") (f)	284	272
(a)	Charter calculates the aging of customer accounts based on the monthly billing cycle for each account. On that basis, as of December 31, 2022 and 2021, customers include approximately 144,100 and 128,300 customers, respectively, whose accounts were over 60 days past due, approximately 52,800 and 26,800 customers, respectively, whose accounts were over 90 days past due, and approximately 214,100 and 43,200 customers, respectively, whose accounts were over 120 days past due. Bad debt expense associated with these past due accounts has been reflected in Charter’s consolidated statements of operations. The increase in past due accounts is predominately due to pre-existing and incremental unsubsidized services, including video services, for those customers participating in government assistance programs. These customers are downgraded to a fully subsidized Internet-only service.
(b)	Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, video and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude enterprise and mobile-only customer relationships.

(c)	Monthly residential revenue per residential customer is calculated as total residential annual revenue divided by twelve divided by average residential customer relationships during the respective year and excludes mobile revenue and customers.
(d)	Monthly SMB revenue per SMB customer is calculated as total SMB annual revenue divided by twelve divided by average SMB customer relationships during the respective year and excludes mobile revenue and customers.
(e)	Mobile lines include phones and tablets which require one of Charter’s standard rate plans (e.g., “Unlimited” or “By the Gig”). Mobile lines exclude wearables and other devices that do not require standard phone rate plans.
(f)	Enterprise PSUs represent the aggregate number of fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Residential Services

Connectivity Services

Charter provides its customers with a suite of broadband connectivity services including fixed Internet, WiFi and mobile which when bundled together provides Charter’s customers with a differentiated converged connectivity experience while saving consumers and businesses money.

Charter offers Spectrum Internet products with speeds up to 1 Gbps across its entire footprint. Spectrum Internet bundled with Charter’s in-home Advanced WiFi allows multiple people within a single household to stream high definition (“HD”) video content while simultaneously using its Internet service for other purposes including two-way video conferencing, among other things.

Charter’s in-home WiFi product provides its Internet customers with high performance wireless routers and a managed WiFi service to maximize their wireless Internet experience. Charter offers Advanced WiFi service across nearly all of its residential footprint along with WiFi 6 routers capable of delivering speeds over 1 Gbps. With Advanced WiFi, customers enjoy a cloud-optimized WiFi connection and have the ability to view and control their WiFi network through the Spectrum application (“My Spectrum App”). The service enables parental control schedules to be set for children’s devices or limit access entirely to unknown devices attempting to access the network. Customers also have the option to add Spectrum WiFi pods to Advanced WiFi. WiFi pods are small, discreet access points that plug into electrical outlets in the home, providing broader and more consistent WiFi coverage. In 2022, Charter began rolling out Spectrum Security Shield across the residential footprint which protects all devices in the home using network-based security. This free security suite provides end point protection to computers in the home, enabling protection against computer viruses, spyware and threats from malicious actors across the Internet.

Charter also offers the capabilities of the Advanced WiFi service to MDUs as Advanced Community WiFi (“ACW”). With ACW, tenants will receive the same visibility and control over their apartment’s WiFi networks through the My Spectrum App, while building managers will be able to see and manage the entire building’s network through a purpose-built property service portal.

The Spectrum Mobile service is offered to customers subscribing to Charter’s Internet service, and runs on Verizon Communications Inc.’s (“Verizon”) mobile network, combined with Spectrum WiFi. Charter offers nationwide 5G service at no incremental cost to its mobile customers enabling them to stream content several times faster and reducing latency when connecting to apps or webpages where 5G coverage exists. In addition, Charter continues to focus on improving the customer experience and integrating its mobile and fixed Internet products, providing greater WiFi access, speeds and performance using more than 500,000 of its out of home WiFi access points across its footprint combined with approximately 25 million out-of-home WiFi access points from other networks with which Charter partners, providing near nationwide coverage. In 2022, Charter launched an enhancement to its connectivity services with Spectrum Mobile Speed Boost at Home (“Speed Boost”). Customers are eligible for Speed Boost if they have both Spectrum Mobile and Spectrum Internet, a DOCSIS 3.1 modem and an Advanced WiFi router. When connected on their Spectrum Mobile device through their secure in-home WiFi private service set identifier (“SSID”), customers are now experiencing the fastest overall speeds up to 1 Gbps. The Spectrum Mobile SSID accelerates offload data from Charter’s mobile virtual network operator ("MVNO") cellular network to its own WiFi network and Charter expects it to be available across its footprint in 2023.

Charter provides wireline voice communications services using voice over Internet protocol ("VoIP") technology to transmit digital voice signals over its network. Charter’s voice services include unlimited local and long distance calling to the United States, Canada, Mexico and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute, or through packages of minutes per month. For customers that subscribe to both Charter’s voice and video offerings, caller ID on TV is also available in most areas. Charter also offers Call Guard, an advanced caller ID and robocall blocking solution, for its residential and SMB voice customers. Call Guard reduces customer frustration and improves security by blocking malicious calls while ensuring customers continue to receive the legitimate automated calls they need from schools or healthcare providers.

Video Services

Charter provides its customers with a choice of video programming services on a variety of platforms including through a digital set-top box or an IP device. Video customers have access to a variety of programming packages with approximately 375 channels available in home and out of home allowing its customers to access the programming they want, when they want it, on any device. Charter’s video customers also have access to programmer authenticated applications such as Fox Now, Showtime and ESPN and direct to consumer applications such as Netflix and YouTube on certain set-top boxes. In June 2022, Charter entered into a joint venture with Comcast to develop and offer a next-generation streaming platform, Xumo, with the ability to provide streaming video packages, leverage Charter’s Spectrum TV® application, aggregate consumer streaming applications, and provide an industry leading voice search, with the benefit of new revenue streams.

Charter’s video service also includes access to an interactive programming guide with parental controls and in virtually all of its footprint, video on demand (“VOD”) or pay-per-view services. VOD service allows customers to select from approximately 90,000 titles at any time. VOD programming options may be accessed at no additional cost if the content is associated with a customer’s linear subscription, or for a fee on a transactional basis. VOD services are also offered on a subscription basis included in a digital tier premium channel subscription or for a monthly fee. Pay-per-view channels allow customers to pay on a per-event basis to view a single showing of a one-time special sporting event, music concert, or similar event on a commercial-free basis. Charter also offers digital video recorder (“DVR”) service that enables customers to digitally record programming and to pause and rewind live programming on set-top boxes and cloud DVR service, which allows customers to schedule, record and watch their favorite programming anytime from connected IP devices as well as SpectrumTV.com.

Customers are increasingly accessing their subscription video content through Charter’s highly rated Spectrum TV application via mobile devices and connected IP devices, such as Roku, Xumo TV and Samsung TV. Access to the Spectrum TV application is included in all Spectrum TV video plans and allows users to stream content across a growing number of platforms as well as access their full TV lineup, watch on demand content and gives them the ability to program their DVR from anywhere. Customers are also able to purchase their video services within the Spectrum TV application.

Commercial Services

Charter offers scalable broadband communications solutions for businesses and carrier organizations of all sizes, selling Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

Small and Medium Business

Spectrum Business offers Internet, voice and video services to SMBs over its hybrid fiber coaxial network. In addition, Charter offers its Spectrum Mobile service to SMB customers. Spectrum Business includes a full range of video programming and offers Internet speeds up to 1 Gbps across Charter’s entire footprint. Spectrum Business also includes a set of business services including static IP and business WiFi, e-mail and security, and voice services through either a traditional voice offering or hosted voice solution. In December 2022, Charter launched Spectrum Business Connect with RingCentral as its new SMB communications solution that includes Spectrum Internet, voice and complementary mobility features, and allows its customers’ remote and office employees to stay more easily connected regardless of their location. Charter also offers Wireless Internet Backup to its SMB customers which is designed to enhance and protect Internet service for SMBs in the event of a network disruption.

Enterprise

Spectrum Enterprise offers tailored communications products and managed service solutions over a high-capacity last-mile network with speeds up to 100 Gbps to larger businesses and government entities (local, state and federal), in addition to wholesale services to mobile and wireline carriers. The Spectrum Enterprise product portfolio includes connectivity services such as Internet Access (fiber, wireless and coax delivered); Wide Area Network ("WAN") solutions (Ethernet, Software Defined-WAN and cloud connectivity) that privately and securely connect geographically dispersed customer locations and cloud service providers; and Managed Services which address a wide range of enterprise networking (e.g. routing, Local Area Network, WiFi) and security (e.g. firewall, Distributed Denial of Service protection) challenges. To meet the communications needs of these more sophisticated customers, Spectrum Enterprise also offers an array of voice trunking services and unified messaging, communications and collaboration solutions. In December 2022, Charter launched Unified Communications with RingCentral, which integrates Spectrum Enterprise’s managed services to complement its other solutions and gives customers more choices for enhancing their digital experience across locations and devices. In addition, for industries such as hospitality, education and healthcare where specialized video solutions are demanded, Spectrum Enterprise offers a wide range of solutions designed to meet those requirements. Spectrum Enterprise serves businesses nationally by combining its large serviceable footprint with a robust portfolio of fiber lit buildings and a significant wholesale partner network. As a result, these customers benefit by obtaining advanced solutions from a single provider who is committed to an exceptional customer experience and who delivers compelling value by simplifying procurement and offering competitive pricing potentially reducing customer costs.

Advertising Services

Charter’s advertising sales division, Spectrum Reach, offers local, regional and national businesses the opportunity to advertise in individual and multiple service areas on cable television networks, various streaming services and numerous advanced advertising platforms. Charter receives revenue from the sale of local advertising across various platforms for networks such as TBS, CNN and ESPN. Charter inserts local advertising on up to 100 channels in over 90 markets. Charter’s large footprint provides opportunities for advertising customers to address broader regional audiences from a single provider and thus reach more customers with a single transaction. Charter’s size also provides scale to invest in new technology to create more targeted and addressable advertising capabilities.

Available advertising time is generally sold by Charter’s advertising sales force. In some service areas, Charter has formed advertising interconnects or entered into representation agreements with other video distributors, including, among others, Verizon, DirecTV and Comcast, under which Charter sells advertising on behalf of those operators. In other service areas, Charter enters into representation agreements under which another operator in the area will sell advertising on its behalf. These arrangements enable Charter and its partners to represent and deliver commercials on their inventory across wider geographic areas, replicating the reach of local broadcast television stations to the extent possible. In addition, Charter enters into interconnect agreements from time to time with other cable operators, which, on behalf of a number of video operators, sells advertising time to national and regional advertisers in individual or multiple service areas.

Additionally, Charter sells the advertising inventory of its owned and operated local sports and news channels, of its regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming and of SportsNet LA, a regional sports network that carries Los Angeles Dodgers’ baseball games and other sports programming.

In 2022, Charter expanded its deployment of household addressability (“HHA”), which allows for more precise targeting across its footprint. Additionally, in conjunction with other multichannel video programming distributors, Spectrum Reach enables multi-channel cable networks (e.g. AMC, Discovery) to deploy HHA on their own inventory in Charter’s footprint, charging them an enablement fee. Charter also continues to further enhance its Ad Portal, which allows small businesses to purchase local cable advertising and/or creative services via its web portal with limited sales personnel interaction at a price within their budgets. Charter’s fully deployed Audience App, which uses its proprietary set-top box viewership data (all anonymized and aggregated), allows Charter to create data-driven linear TV campaigns for local advertisers. In 2022, Spectrum Reach launched its first programmatic sales platform allowing advertising agencies and advertisers to buy inventory in a fully automated way. Streaming TV, which is largely comprised of Spectrum TV application impressions, as well as those from numerous over-the-top streaming content providers, is part of its suite of advanced advertising products available to the marketplace. Spectrum Reach is also now employing multi-screen deterministic attribution services for television and streaming services that lets advertisers know the effectiveness of their advertising on Spectrum Reach’s platform.

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

News Channels

Charter owns and manages 37 local news channels, including Spectrum News NY1® and Spectrum News SoCal, 24-hour news channels focused on New York City and Los Angeles, respectively. Charter’s local news channels connect the diverse communities and neighborhoods Charter serves providing 24/7 hyperlocal content, focusing on news, programming and storytelling that addresses the deeper needs and interests of its customers. Customers can also read, watch and listen to news stories by its Spectrum News journalists and local partner publications on their mobile device on its Spectrum News application and certain smart TVs and streaming devices.

Pricing of Charter’s Products and Services

Charter’s revenue is principally derived from the monthly fees customers pay for the services Charter provides. Charter typically charges a one-time installation fee which is sometimes waived or discounted in certain sales channels during certain promotional periods.

Charter’s Spectrum pricing and packaging (“SPP”) generally offers a standardized price across its services and add-on services allowing customers to design a bundle offering that fits their needs. Charter also has specialized offerings to enhance affordability of its Internet product for qualified low-income households, including Spectrum Internet Assist, a 30 megabits per second (“Mbps”) service, and Internet 100, a 100 Mbps service. Both are low cost and include a modem for no additional charge. In addition, many of Charter’s customers are eligible for a subsidy through the FCC Affordable Connectivity Program (“ACP”) which provides eligible low-income households with up to $30 per month towards Internet service.

In October 2022, Charter introduced Spectrum One, which brings together in a high-value package, Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile, offering consumers fast, reliable and secure online connections on their favorite devices at home and on-the-go. Alternatively, Charter’s mobile customers can choose one of two simple ways to pay for data. Customers can choose from unlimited or by-the-gig data usage plans and can easily switch between mobile data plans during the month. All plans include 5G service, free nationwide talk and text, and simple pricing that includes all taxes and fees. Customers can also purchase mobile devices and accessory products and have the option to pay for devices under interest-free monthly installment plans. Charter’s device portfolio includes 5G models from Apple, Google and Samsung and Charter offers trade-in options along with a bring-your-own device program which lowers the costs for its customers switching to Spectrum Mobile from other mobile operators.

Charter’s Network Technology

Charter’s network includes three key components: a national backbone, regional/metro networks and a “last-mile” network. Both its national backbone and regional/metro network components utilize a redundant IP ring/mesh fiber architecture. The national backbone component provides connectivity from regional demarcation points to nationally centralized content, connectivity and services. The regional/metro network components provide connectivity between the regional demarcation points and headends within a specific geographic area and enable the delivery of content and services between these network components.

Charter’s last-mile network utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable. In most systems, Charter delivers its signals via fiber optic cable from the headend to a group of nodes, and uses coaxial cable to deliver the signal from individual nodes to the homes served by that node. Charter’s design standard allows spare fiber strands to each node to be utilized for additional residential traffic capacity, and enterprise customer needs as they arise. For Charter’s Spectrum Enterprise customers, fiber optic cable is extended to the customer’s site. For certain new buildouts, including for its rural construction initiative, and MDU sites, Charter utilizes a fiber deployment. Charter believes that this hybrid network design provides high capacity and signal quality with a cost efficient path to increased speeds.

HFC architecture benefits include:

●	bandwidth capacity to enable traditional and two-way video and broadband services;
●	dedicated bandwidth for delivering two-way services, signal quality and higher service reliability, which provides an advantage over fixed wireless offerings;
●	the ability to upgrade capacity at a lower incremental capital cost relative to its competitors; and
●	a powered network enabling Advanced WiFi out-of-home and Charter’s future 5G small cell access points.

Charter’s systems currently provide a two-way all-digital platform, leveraging DOCSIS 3.1 technology and bandwidth of 750 megahertz or greater, to virtually all of its estimated passings. This bandwidth-rich network enables Charter to offer a large selection of HD channels and Spectrum Internet Gig across all of its footprint which enables Charter to provide fast, reliable and secure online connections and meet nearly all current residential customer demands today. Over the next three years, Charter intends to deploy network enhancements to upgrade its footprint initially expanding its spectrum to 1.2 Ghz through a module upgrade in the hub, node and amplifier and using high splits to deliver multi-gig speed capabilities while using the current DOCSIS 3.1 customer premise equipment. Later, Charter will continue to expand its spectrum to 1.2 Ghz but will use DAA to deliver even faster speeds when using the next generation of DOCSIS modem, DOCSIS 4.0. Next, Charter will begin to deploy DOCSIS 4.0 technology, to further increase its spectrum to 1.8 Ghz enabling even higher speed capabilities. This network evolution will also allow Charter to extend fiber services to the home in a success based “Fiber on Demand” manner and is the technology currently deployed in its rural fiber buildouts. Charter plans to complement its wireline investments with planned WiFi upgrades for in-home routers. With nearly 500 million devices connected wirelessly to Charter’s network in its customer's homes and businesses, Charter will unlock its network investments for multi-gigabit speeds through the deployment of WiFi 6E in 2023.

Charter owns 210 Citizen Broadband Radio Service ("CBRS") Priority Access Licenses ("PALs") and intends to use these licenses along with unlicensed CBRS spectrum to build its own 5G data-only mobile network on targeted 5G small cell sites leveraging its HFC network to provide power and data connectivity to the majority of the sites. These 5G small cells, combined with growing WiFi capabilities, increase speed and reliability along with improving Charter’s cost structure through offload onto its owned networks. In 2022, Charter began a trial of the 5G network, which will inform its deployment plan for 5G small cell sites, as part of a broader multi-year 5G mobile network buildout, based on disciplined cost reduction targets.

Rural Construction Initiative

In 2022, Charter continued its rural broadband construction initiative in which it intends to expand its network to offer a suite of broadband connectivity services including fixed Internet, WiFi and mobile to more than one million estimated passings in unserved areas in states where it currently operates. Charter expects to invest over $6 billion over the next several years, a portion of which it expects to offset with government funding including over $1.7 billion of support awarded through December 31, 2022 in the RDOF auction and other federal, state and municipal grants, and Charter expects to participate in additional federal, state and municipal grant programs over the coming years. In addition to construction in areas subsidized by various government grants, Charter expects to continue rural construction in areas near its current plant and in areas surrounding subsidized construction where synergies can be achieved. These investments will allow Charter to generate long-term infrastructure-style returns by further taking advantage of the efficiencies of the scale and quality of its network and construction capabilities while offering its high quality products and services to more homes and businesses. Charter expects these newly-served homes will be enabled to engage in distance learning, remote work, telemedicine and other bandwidth-heavy applications that require high speed broadband connectivity. Newly-served rural areas will also benefit from Charter’s high-value SPP structure including its voice and mobile offerings, as well as its comprehensive selection of video products. The successful and timely execution of such fiber-based construction is dependent on a variety of external factors, including the make-ready and utility pole permitting processes. With fewer homes and businesses in these areas, broadband providers need to access multiple poles per home, as opposed to multiple homes per pole in higher-density settings. As a result, pole applications, pole replacement rules and their affiliated issue resolution processes are all factors that can have a significant impact on construction timing and speed to completion. The RDOF auction rules and other subsidy grants establish construction milestones for the build-out utilizing subsidized funding. Failure to meet those milestones could subject Charter to financial penalties.

Management, Customer Operations and Marketing

Charter’s operations are centralized, with senior executives responsible for coordinating and overseeing operations, including establishing company-wide strategies, policies and procedures. Sales and marketing, field operations, customer operations, network operations, engineering, advertising sales, human resources, legal, government relations, information technology and finance are all directed at the corporate level. Regional and local field operations are responsible for customer premise service transactions and maintaining and constructing that portion of Charter’s network which is located outdoors. Charter’s field operations strategy includes completing a significant portion of its activity with its employees which Charter finds drives consistent and higher quality services. In 2022, Charter’s in-house field operations workforce handled approximately 80% of its customer premise service transactions.

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

Charter also provides customers with the opportunity to interact with it in the manner they choose through self-service options on its customer website and mobile device application, or via telephonic communication, online chat and social media. Charter’s customer websites and mobile applications enable customers to pay their bills, manage their accounts, order and activate new services and utilize self-service help and support. In addition, Charter’s self-install program has been beneficial for customers who need flexibility in the timing of their installation.

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

Programming

Charter believes that offering a wide variety of video programming choices influences a customer’s decision to subscribe to and retain its cable video services. Charter obtains basic and premium programming, usually pursuant to written contracts from a number of suppliers. Media corporation and broadcast station group consolidation has, however, resulted in fewer suppliers and additional selling power on the part of programming suppliers.

Programming is usually made available to Charter for a license fee, which is generally paid based on the number of customers to whom it makes that programming available. Programming license fees may include “volume” discounts and other financial incentives and/or ongoing marketing support, as well as discounts for channel placement or service penetration. For home shopping channels, Charter typically receives a percentage of the revenue attributable to its customers’ purchases. Charter also offers VOD and pay-per-view channels of movies and events that are subject to a revenue split with the content provider.

Footprint

Charter operates in geographically diverse areas which are managed centrally on a consolidated level. The map below highlights its footprint along with Charter’s planned rural expansion over the next several years based on grants awarded as of December 31, 2022.

LEGEND:
CURRENT CHARTER FOOTPRINT
PLANNED RURAL CONSTRUCTION INITIATIVE

Ownership Interests

We own an approximate 30.9% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of December 31, 2022.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (“Equity Cap”). As of December 31, 2022, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap.

Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 6,168,174 and 6,077,664 shares of Charter Class A common stock to Charter for $3.0 billion and $4.2 billion during the years ended December 31, 2022 and 2021, respectively, to maintain our fully diluted ownership percentage at 26%. Subsequent to December 31, 2022, Liberty Broadband sold 120,149 shares of Charter Class A common stock to Charter for $42 million.

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

Regulatory Matters

The following summary addresses the key regulatory and legislative developments affecting the cable industry and Charter and GCI Holdings’ services for both residential and commercial customers. Cable systems and related communications networks and services are extensively regulated by the federal government (primarily the FCC), certain state governments, and many local governments. A failure to comply with these regulations could subject both Charter and GCI Holdings to substantial penalties. The following summary of regulatory issues does not purport to describe all existing and proposed federal, state, and local laws and regulations, or judicial and regulatory proceedings that affect these businesses. These businesses can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation, and they are likely to do so again in the future. Charter and GCI Holdings could be materially disadvantaged in the future if they are subject to new laws, regulations or regulatory actions that do not equally impact key competitors. For example, Internet-delivered streaming video services compete with traditional video service, but they are not subject to the same level of federal, state, and local regulation. There is no assurance that the already extensive regulation of cable systems and communications networks will not be expanded in the future. In addition, through May 2023, Charter is subject to Charter-specific conditions regarding certain business practices as a result of the FCC’s approval of Charter’s merger in 2016 with Time Warner Cable Inc. (“TWC”) and acquisition of Bright House Networks, LLC (“Bright House”).

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

Pole Attachments

The Communications Act requires many investor-owned utilities owning utility poles to provide cable systems with access to poles and conduits and also subjects the rates charged for this access to either federal or state regulation. The federally regulated rates now applicable to pole attachments used for cable or telecommunications services, including when offered together with Internet service, are substantially similar. The FCC’s approach does not directly affect the rate in states that self-

regulate, but many of those states have substantially the same rate for all communications attachments. There can be challenges getting access to poles in rural areas when the FCC pole attachment rules do not apply.

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

Other FCC Regulatory Matters

The Communications Act and FCC regulations cover a variety of additional areas applicable to its video services, including, among other things: (1) licensing of systems and facilities, including the grant of various spectrum licenses; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical standards; (5) mandatory blackouts of certain network and syndicated programming; (6) restrictions on political advertising; (7) restrictions on advertising in children's programming; (8) ownership restrictions; (9) posting of certain information on an FCC “public file” website, including but not limited to political advertising records, equal employment opportunity practices, compliance with children’s programming requirements, policies for commercial leased access, system information, and channel carriage information including disclosure of ownership interests in channels carried; (10) emergency alert systems; (11) inside wiring and contracts for MDU complexes; (12) accessibility of content, including requirements governing video-description and closed-captioning; (13) competitive availability of cable equipment; (14) the provision of up to 15% of video channel capacity for commercial leased access by unaffiliated third parties; and (15) public, education and government entity access requirements. Each of these regulations restricts Charter and GCI Holdings’ business practices to varying degrees and may impose additional costs on Charter and GCI Holdings’ operations.

The FCC regulates spectrum usage in ways that could impact Charter and GCI Holdings’ operations including for microwave backhaul, broadcast, unlicensed WiFi and CBRS. These businesses’ ability to access and use spectrum that may become available in the future is uncertain and may be limited by further FCC auction or allocation decisions. New spectrum obtained by other parties could also lead to additional wireless competition to these businesses’ existing and future services.

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

Franchise Matters

Charter and GCI Holdings’ cable systems generally are operated pursuant to nonexclusive franchises, permits, and similar authorizations granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply. The specific terms and conditions of cable franchises vary significantly between jurisdictions. They generally contain provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, customer service standards, supporting and carrying public, education and government access channels, and changes in the ownership of the franchisee. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law imposes a cap on franchise fees of 5% of gross revenue from the provision of cable services over the cable system. In 2019, the FCC clarified that the value of in-kind contribution requirements set forth in cable franchises is subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing franchise fees on revenue derived from non-cable services, such as Internet services, provided by cable operators over cable systems. Those rules were generally upheld by a federal court in 2021.

A number of states have adopted franchising laws that provide for state-issued franchising. Generally, state-issued cable franchises are for a fixed term (or in perpetuity), streamline many of the traditional local cable franchise requirements and eliminate local negotiation and enforcement of terms. The RCA is the franchising authority for all of Alaska, and issues CPCNs for communities. GCI Holdings believes that it has generally met the terms of its CPCNs, which do not require periodic renewal, and has provided quality levels of service. Military franchise requirements also affect its ability to provide video services to military bases.

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

The FCC recently adopted new rules to expand the surviving transparency requirement by requiring Charter and GCI Holdings to post standardized labels similar to the format of food nutrition labels for each of their currently available consumer Internet offerings. The rules require disclosure of information regarding broadband prices, introductory rates, data allowances, and broadband speeds. These new rules are scheduled to take effect six months after approval by the federal Office of Management and Budget.

The 2018 FCC order reclassifying Internet access services also ruled that state regulators may not impose obligations similar to federal network neutrality obligations that the FCC eliminated, but this blanket prohibition was vacated by the U.S. Court of Appeals in 2019. The court left open the possibility that individual state laws could be deemed preempted on a case by case basis if it is shown that they conflict with federal law. Several states have adopted rules similar to the network neutrality requirements that were eliminated by the FCC, and the California rules were upheld in federal court. California has also adopted other regulations on Internet services, including network resiliency rules to assure backup power is available after natural disasters and other outages, and it has an open proceeding to consider the imposition of service quality metrics on Internet service providers. New York adopted legislation that would have required Internet service providers to offer a discounted Internet service to qualifying low-income consumers, but a federal district judge enjoined enforcement as likely to be deemed rate regulation of Internet service that would be preempted by federal law. That decision is currently being appealed. Charter and GCI Holdings cannot predict what other legislation and regulations may be adopted by states or how challenges to such requirements will be resolved.

In recent years, the federal, state and local governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the FCC’s RDOF auction in 2020, The American Rescue Plan Act of 2021 (“ARPA”), and The Infrastructure Investment and Jobs Act of 2021 (the “IIJA”). Charter and GCI Holdings support such subsidies, provided they are not directed to areas that are already served and have sought and expect to continue to seek subsidies for their own broadband construction in unserved and underserved areas through programs including RDOF and those created pursuant to ARPA and, if regulatory requirements are reasonable, the IIJA. Charter has been awarded over $1.7 billion in the RDOF auction and other federal, state and municipal grants that will partially fund, along with its substantial additional investment, the construction of new broadband infrastructure to more than one million estimated passings. Charter’s awards through RDOF and ARPA include a number of regulatory requirements, such as serving as the carrier of last resort and completing increasingly larger portions of the network construction by certain dates. If Charter fails to meet these obligations, Charter could be subject to substantial government penalties.

The markets for Charter and GCI Holdings’ Internet services are affected by participation in and the general availability of programs that offer federal subsidies for certain low-income consumers for the purchase of Internet access service. In 2021, pursuant to Congressional appropriation for COVID relief, the FCC established a temporary monthly Emergency Broadband Benefit Program ("EBBP") subsidy of up to $50 for most eligible low-income households. With the funding for EBBP set to run out, Congress in the IIJA authorized $14.2 billion for the successor ACP that provides up to a $30 monthly discount for most eligible customers paid to the household’s broadband provider. Charter and GCI Holdings elected to participate in the EBBP and ACP, and the FCC regulates many of the terms on which ACP services are provided, including restrictions on Charter and GCI Holdings’ ability to refuse service to prospective eligible customers based upon their credit or payment history. The ACP discount enables eligible households to purchase Charter’s Spectrum Internet Assist service at no cost to them, and it cannot be predicted whether Congress or the FCC will provide additional funding to extend the ACP, or on what terms, when ACP funding runs out, which is expected to be at some point in 2024.

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

On June 25, 2020, GCI Holdings submitted cost studies with respect to a number of its rates for services provided to its RHC customers for the funding year ended June 30, 2021, which require approval by the Bureau. GCI Holdings further updated those studies on November 12, 2020, to reflect the completion of the bidding season for that funding year. On May 24, 2021, the FCC approved the cost studies submitted by GCI Holdings for the funding year ended June 30, 2021. Subsequently, on August 16, 2021, GCI submitted a request for approval of rates for 17 additional sites, 13 of which the FCC approved on December 22, 2022. The rest remain pending.

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

Enforcement Bureau and Related Inquiries. On March 23, 2018, GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC relating to the period beginning January 1, 2015 and including all future periods. This includes inquiry into the rates charged by GCI Holdings and other aspects related to the Enforcement Bureau’s review of GCI Holdings’ compliance with program rules, which are discussed separately below. The ongoing uncertainty in program funding, as well as the uncertainty associated with the rate review, could have an adverse effect on its business, financial position, results of operations or liquidity.

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

The FCC’s Enforcement Bureau and GCI Holdings held discussions regarding GCI Holdings potential RHC Program compliance issues related to certain of its contracts with its RHC customers for which GCI Holdings had previously recognized an estimated liability for a probable loss of approximately $12 million in 2019 for contracts that were deemed probable of not complying with the RHC Program rules. During the year ended December 31, 2022, GCI Holdings recorded an additional estimated settlement expense of $15 million relating to a settlement offer made by GCI Holdings resulting in a total estimated liability of $27 million. GCI Holdings also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $30 million, which is a reduction of the reasonably possible loss range as previously disclosed in our December 31, 2021 Form 10-K given the settlement offer made during 2022. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties but such amounts could not be reasonably estimated.

The DOJ and GCI Holdings held discussions regarding the qui tam action whereby the DOJ clarified that its investigation relates to the years from 2010 through 2019 and alleged that GCI Holdings had submitted false claims under the RHC Program during this time period. GCI Holdings continues to work with the DOJ related to this matter and has recorded a $14 million estimated settlement expense during the year ended December 31, 2022 to reflect discussions and settlement offers that GCI Holdings made to the DOJ during 2022. However, the Company is unable to assess the ultimate outcome of this action and is unable to reasonably estimate any range of additional possible loss beyond the $14 million estimated settlement liability, including any type of fine or penalty that may ultimately be assessed as permitted under the applicable law.

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

Revision of Support Calculations. On August 20, 2019, the FCC released an order changing the manner in which support issued under the RHC Program will be calculated and approved. Some of these changes will become effective beginning with the funding year ended June 30, 2021, while others will apply beginning with the funding year ending June 30, 2022. On October 21, 2019, GCI Holdings appealed the order to the United States Court of Appeals for the District of Columbia Circuit. On December 6, 2019, that appeal was held in abeyance for nine months due to pending Petitions for Reconsideration filed by other parties at the FCC. The period of abeyance was subsequently extended several times, and is currently in place through March 8, 2023. At the direction of the FCC, USAC has released a database that purports to determine a median rate which will cap the amount of support available for each service sold under the program, starting in the funding year ending June 30, 2022. GCI Holdings has sought FCC review of various aspects of the database implementation. On September 30, 2020, USAC released a refreshed version of the database incorporating limited changes submitted by interested parties. On January 19, 2021, the Bureau issued an Order that waives the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Order requires GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ended on June 30, 2021. On April 8, 2021, the Bureau issued an Order further extending the January 19, 2021 waiver to carriers nationwide and eliminating the ability or requirement to use the database to establish the healthcare provider payments for services subsidized by the RHC Telecom Program. On April 12, 2022 and May 25, 2022, the Bureau issued Orders further extending the January 19, 2021 and April 8, 2021 waivers regarding use of the database by health care providers seeking support under the RHC Program through the funding year ending June 30, 2024. On January 26, 2023, the Commission adopted an Order on Reconsideration, Report and Order, and Second Further Notice of Proposed Rulemaking, which grants the petitions challenging the rates database, returns the RHC Telecom Program to the rate determination rules in place prior to the adoption of the rates database, permits providers to determine rural rates based on previously approved rates through the funding years ending June 30, 2025 and June 30, 2026, and seeks comment on future revisions to the rate determination rules.

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

Wireline Voice Services and Products

General. The FCC has never classified the VoIP wireline telephone services that Charter and GCI Holdings offer as “telecommunications services” that are subject to traditional federal common carrier regulation, but instead has imposed some of these regulatory requirements on a case-by-case basis, such as requirements relating to 911 emergency services (“E911”), Communications Assistance for Law Enforcement Act (“CALEA”) (the statute governing law enforcement access to and surveillance of communications), USF contributions, customer privacy and Customer Proprietary Network Information protections, number portability, network outage reporting, rural call completion, disability access, regulatory fees, back-up power, robocall mitigation and discontinuance of service. It is possible that the FCC or Congress will impose additional federal requirements on VoIP telephone services in the future.

Charter and GCI Holdings’ VoIP telephone services are subject to certain state and local regulatory fees such as E911 fees and contributions to state universal service funds. Additionally, to comply with RDOF program requirements, Charter has chosen in the RDOF areas to offer Lifeline VoIP telephone services subject to traditional federal and state common carrier regulations. Except where Charter has chosen to offer VoIP telephone services in such a manner it believes that its VoIP telephone services should be governed primarily by federal regulation. A federal appellate court affirmed Charter’s successful challenge to Minnesota's attempt to generally apply telephone regulation to its VoIP services, but that ruling is limited to the seven states in the 8th Circuit. Some states have attempted to subject cable VoIP services, such as Charter and GCI Holdings’ VoIP telephone service, to state level regulation. California has imposed reporting and other obligations on Charter’s VoIP services, including backup power requirements and has proposed the imposition of service quality metrics on VoIP services. Charter has registered with or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which Charter offers competitive voice services in order to ensure the continuity of its services. However, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved. State regulatory commissions and legislatures may continue to consider imposing regulatory requirements on Charter’s fixed telephone services.

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

GCI Holdings has negotiated and will continue to negotiate interconnection agreements as necessary. GCI Holdings has entered all of the major Alaskan markets with local access services.

See “Description of Business — Competition — Voice Services and Products” for more information.

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

Wireless Services and Products

General. The FCC regulates the licensing, leasing, construction, interconnection, operation, acquisition, and transfer of wireless network systems in the United States pursuant to the Communications Act. GCI Holdings’ wireless licensee subsidiaries are subject to regulation by the FCC, and must comply with certain build-out and other license conditions, as well as with the FCC’s specific regulations governing wireless services. The FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of services licensees may offer and how such services may be offered, and the resolution of issues of interference between spectrum bands. The FCC does not currently regulate rates for services offered by commercial mobile radio service providers (the official legal description for wireless service providers).

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

Per the Alaska High Cost Order, as of January 1, 2017, Remote (as defined by the Alaska High Cost Order) high cost support payments to Alaska High Cost participants are frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required. Under the terms of the Alaska High Cost Order, the FCC was to initiate a process in 2021 to eliminate duplicate support in areas that were served by more than one subsidized mobile wireless carrier as of December 31, 2020. As part of the Alaska High Cost Order, the FCC issued a Notice of Proposed Rulemaking seeking comment on how to implement that process. The FCC has not to date issued any further orders with respect to that process.

On January 4, 2023, the Alaska Telecom Association filed a Petition for Expedited Rulemaking at the FCC, seeking to begin a rulemaking proceeding to extend the Alaska High Cost Order through December 31, 2034 and increase support to account for past and future inflation.

Emergency 911. The FCC has imposed rules requiring carriers to provide emergency 911 services, including E911 services that provide the caller’s phone number and approximate location to local public safety dispatch agencies. Providers are required to transmit the geographic coordinates of the customer’s location, for both indoor and outdoor locations, within accuracy parameters revised by the FCC, to be implemented over a phase-in period. The FCC also imposed requirements to allow users to text-to-911 if the local public safety dispatch agency requests and is able to receive such texts. Providers may not demand cost recovery as a condition of providing E911, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments. On June 1, 2020 and subsequently on May 24, 2021, GCI Holdings timely sought waivers from the FCC concerning the percentage of wireless calls required to meet 911 location accuracy benchmarks pursuant to the FCC’s phase-in period. In December 2021, GCI Holdings met the 2020 benchmark. GCI Holdings has been able to meet FCC requirements for text-to-911 obligations to date. Additionally, on an ongoing basis, GCI Holdings is subject to FCC-imposed rules requiring timely reporting of outages impacting access to emergency 911 services.  Failure to comply with reporting requirements could result in the imposition of fines and other administrative remedies.

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

Charter’s Spectrum Mobile Service

Charter’s Spectrum Mobile service offers mobile Internet access and telephone service. Charter provides this service as an MVNO using Verizon’s network and its network through Spectrum WiFi. As an MVNO, Charter is subject to many of the same FCC regulations that apply to facilities-based wireless carriers, as well as certain state or local regulations, including (but not limited to): E911, local number portability, customer privacy, CALEA, universal service fund contribution, robocall mitigation and hearing aid compatibility and safety and emission requirements for mobile devices. Spectrum Mobile’s broadband Internet access service is also subject to the FCC’s transparency rule. The FCC or other regulatory authorities may adopt new or different regulations for MVNOs and/or mobile service providers in the future, or impose new taxes or fees applicable to Spectrum Mobile, which could adversely affect the service offering or Charter’s business generally. For example, California has proposed the imposition of service quality metrics on mobile services.

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

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risks. One such standard is the voluntary Cybersecurity Framework (“CSF”) released by the National Institute for

Standards and Technology (“NIST”) in 2014 and updated in 2018, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure. The NIST CSF provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. It was designed to supplement, not supersede, existing cybersecurity regulations and requirements. Several government agencies have encouraged compliance with the NIST CSF, including the FCC and Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”). Charter and GCI Holdings voluntarily follow NIST as part of its overall cybersecurity program. The FCC is considering expansion of its cybersecurity guidelines or the adoption of cybersecurity requirements. CISA is also developing cyber incident reporting rules, pursuant to 2022 legislative requirements, that require critical infrastructure entities to report substantial cyber incidents within 72 hours of their discovery.

Many states and local authorities have considered legislative or other actions that would impose restrictions on Charter’s ability to collect, use and disclose, and safeguard certain consumer information, particularly with regard to its broadband Internet business. For example, the California Consumer Privacy Act (“CCPA”) and Maine’s Act to Protect Privacy of Online Customer Information both became effective in 2020. The CCPA, under certain circumstances, regulates companies’ use and disclosure of the personal information of California residents and authorizes enforcement actions by the California Attorney General and private class actions for data breaches. In addition, effective January 1, 2023, the California Privacy Rights Act amended CCPA to impose additional obligations on companies that handle the personal information of California residents. The Maine law regulates how Internet service providers use and disclose customers’ personal information and requires Internet service providers to take reasonable measures to protect customers’ personal information. Virginia’s new privacy law became effective on January 1, 2023, and Colorado and Connecticut’s new privacy laws will become effective later in 2023. Each of these laws will regulate the way that companies collect, use, and share personal information about consumers. Several other state legislatures are considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for Charter’s business. The FTC has launched an Advance Notice of Proposed Rulemaking to explore rules related to the collection, analysis, and monetization of consumers’ information. Congress may also adopt new privacy and data security obligations. Charter cannot predict whether any of these efforts will be successful or preempted, or how new legislation and regulations, if any, would affect its business.

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

Remaining Commitments Related to the 2016 Merger with TWC and Acquisition of Bright House

In connection with approval of Charter’s 2016 merger with TWC and acquisition of Bright House (the “Transactions”), federal and state regulators imposed a number of post-transaction conditions on Charter, many of which have been fulfilled or have terminated. Remaining federal commitments will expire in 2023 and include the following.

FCC Conditions

●	Refrain from charging usage-based prices or imposing data caps on any fixed mass market broadband Internet access service plans for seven years; and
●	Continue to support CableCARDs for use in third-party retail devices for seven years to the extent applicable following the FCC’s modification of the relevant rules in 2020.

The FCC conditions also contain a number of compliance reporting requirements.

DOJ Conditions

The DOJ Order prohibits Charter from entering into or enforcing any agreement with a video programmer that forbids, limits or creates incentives to limit the video programmer’s provision of content to online video distributors. Charter will not be able to avail itself of other distributors’ most favored nation provisions if they are inconsistent with this prohibition. The DOJ’s conditions are effective for seven years after entry of the final judgment in September 2016.

Competition

Charter and GCI Holdings operate in intensely competitive industries and compete with a number of companies that provide a broad range of communication, entertainment, and information products and services. Technological changes are further intensifying and complicating the competitive landscape and consumer behavior.

Residential/Consumer Services

Charter and GCI Holdings face intense competition for residential customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants.

Internet competition

The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price, service bundles, the services and enhancements offered, the technologies used, customer service, billing services, and perceived quality, reliability and availability.

Charter and GCI Holdings’ residential Internet services face competition across their footprints from fiber-to-the-home (“FTTH”), fixed wireless broadband, Internet delivered via satellite and digital subscriber line (“DSL”) services. AT&T, Inc. (“AT&T”), Frontier Communications Corporation (“Frontier”) and Verizon are Charter’s primary FTTH competitors. Given the FTTH deployments of Charter’s competitors, launches of broadband services offering 1 Gbps speed have recently grown. Several competitors, including AT&T, Frontier, Verizon, WideOpenWest, Inc. (“WOW”) and Google Fiber, deliver 1 Gbps broadband speed (and some deliver multi Gbps) in at least a portion of their footprints which overlap Charter’s footprint. Additionally, several national mobile network operators offer LTE or 5G delivered fixed wireless home Internet service in Charter’s markets. In several markets, Charter and GCI Holdings also face competition from one or more fixed wireless providers that deliver point-to-point Internet connectivity. DSL service is offered across Charter’s footprint and a portion of GCI Holdings’ footprint, often at prices lower than Charter and GCI Holdings’ Internet services, although typically at speeds much lower than the minimum speeds offered by Charter and GCI Holdings. In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. These options offer alternatives to cable-based Internet access. Charter faces terrestrial broadband Internet (defined as at least 25 Mbps) competition from three primary competitors, AT&T, Frontier and Verizon, in approximately 35%, 11% and 5% of its operating footprint, respectively.

Video competition

Charter and GCI Holdings’ residential video services face competition from direct broadcast satellite (“DBS”) service providers, which have a national footprint and compete in all of Charter’s operating areas. DBS providers offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. DBS providers offer aggressive promotional pricing, exclusive programming and video services that are comparable in many respects to Charter and GCI Holdings' residential video service. Charter’s residential video service also faces competition from large telecommunications companies, primarily Verizon, which offer wireline video services in significant portions of Charter’s operating areas.

Charter and GCI Holdings’ residential video services also face growing competition across their footprints from a number of other sources, including companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices. These competitors include virtual multichannel video programming distributors (“vMVPDs”) such as Hulu Live, YouTube TV, Sling TV, Philo and DirecTV Stream. Other online video business models and products have also developed, some offered by programmers that have not traditionally sold programming directly to consumers, including, (i) subscription video on demand (“SVOD”) services such as Netflix, Apple TV+, Amazon Prime, Hulu Plus, Disney+, HBO Max, Peacock, Paramount+, AMC+, Starz and Showtime Anytime, (ii) ad-supported free online video products, including YouTube and Pluto TV, some of which offer programming for free to consumers that Charter currently purchases for a fee, (iii) pay-per-view products, such as iTunes, and (iv) additional offerings from mobile providers which continue to integrate and bundle video services and mobile products. Historically, Charter has generally viewed SVOD online video services as complementary to its own video offering. As the proliferation of online video services grows, however, services from vMVPDs and direct to consumer offerings, as well as piracy and password sharing, negatively impact the number of customers purchasing Charter’s video product.

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

Mobile Competition

Charter and GCI Holdings’ mobile services face competition from national mobile network operators including AT&T, Verizon and T-Mobile US, Inc. ("T-Mobile"), fixed wireless providers, as well as a variety of regional operators and mobile virtual network operators. Most carriers offer unlimited data packages to customers, while some also offer free devices. Various operators also offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds. As a regional wireless carrier, GCI Holdings may not have immediate access to some wireless handsets that are available to these national wireless carriers.

AT&T, Verizon and T-Mobile continue to expand 5G mobile services. Additionally, in connection with Dish Network Corporation’s acquisition of Sprint Corporation’s prepaid mobile services businesses, the FCC and DOJ have imposed a timeline on Dish Network Corporation (70% by June 2023) for 5G network development and expansion. Charter also competes for retail activations with other resellers that buy bulk wholesale service from wireless service providers for resale.

Regional Competitors

In some of Charter’s operating areas, other competitors have built networks that offer Internet, video and voice services that compete with its services. For example, in certain service areas, Charter’s residential Internet, video and voice services compete with WOW, altafiber, Google Fiber and Astound Broadband.

Additional competition

In addition to multi-channel video providers, cable systems compete with other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. Competition is also posed by fixed wireless and satellite master antenna television systems serving MDUs, such as condominiums, apartment complexes, and private residential communities.

Business Services

Charter and GCI Holdings face intense competition across each of their business service product offerings. Charter’s SMB Internet, video and voice services face competition from a variety of providers as described above. Charter’s enterprise solutions also face competition from the competitors described above as well as cloud-based application-service providers, managed service providers and other telecommunications carriers, such as metro and regional fiber-based carriers. GCI Holdings’ business data, wireless and voice services face similar competition as described above for its consumer products.

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

Human Capital Resources

Employees

As described above, Liberty Broadband is party to a services agreement with Liberty, pursuant to which 83 Liberty corporate employees provide certain management services to Liberty Broadband for a determined fee. As a result, Liberty Broadband is not responsible for the hiring, retention and compensation of these individuals (except that Liberty Broadband does grant equity incentive awards to these individuals). However, Liberty Broadband directly benefits from the efforts undertaken by Liberty to attract and retain talented employees. Liberty strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Liberty Broadband fully supports these efforts.

As of December 31, 2022, the Company’s consolidated subsidiaries had an aggregate of approximately 1,900 full and part-time employees and the Company is not party to any union contracts with its employees. Liberty Broadband believes that its employee relations are good.

GCI Holdings

GCI Holdings has been operating in Alaska for more than 40 years and most of its employees live in the communities it serves. Many of GCI’s employees have been with the company for decades and, in some cases, their children have joined the GCI team and have become the next generation of the GCI family. This sense of family and valuing its employees is a strong part of GCI’s culture and is one that generates pride among employees and company leadership. GCI is committed to creating and maintaining an environment that is inclusive, supportive and provides opportunities for excellence and advancements. To that end, GCI is committed to ensuring its employees, at all levels of the company, are experts in their fields, and provides opportunities for training, including certifications relating to various technical aspects of the GCI business, training in people skills, management best practices and team-building, as well as tuition reimbursement to employees who are pursuing college or technical schools degrees while working for GCI. In 2020, GCI launched an initiative to evaluate the incorporation of diversity, equity and inclusion principles in all corporate operations and continues to assess and evolve its practices to create a focus on these principles.

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

Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Factors Relating to Our Corporate History and Structure

●	As a holding company we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.
●	Other than cash generated from our participation in Charter’s stock repurchase program, we do not have access to the cash that Charter generates from its operating activities.
●	We rely on Charter to provide us with the financial information that we use in accounting for our ownership interest in Charter as well as information regarding Charter that we include in our public filings.
●	We may become subject to the Investment Company Act of 1940.
●	Our company has overlapping directors and officers with Liberty, Qurate Retail, TripCo, and ABH (defined below) which may lead to conflicting interests.
●	Certain of our inter-company agreements were negotiated while we were a subsidiary of Liberty, and hence may not be the result of arms’ length negotiations.
●	Our ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change”.

Factors Related to Our and Our Subsidiaries’ Indebtedness

●	Our company may have future capital needs and may not be able to obtain additional financing, or refinance or renew our existing indebtedness, on acceptable terms.
●	We and our subsidiaries have significant indebtedness, which could adversely affect our business and financial condition.
●	The agreements that govern our and our subsidiaries’ current and future indebtedness may contain various affirmative and restrictive covenants that will limit our discretion in the operation of our business.
●	Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Factors Relating to GCI Holdings

●	GCI faces competition that may reduce its market share and harm its financial performance.
●	If GCI experiences customer losses, the Company’s financial performance will be negatively impacted.

●	Adverse economic conditions in the U.S. and inflationary pressures on input costs and labor could impact GCI’s results of operations.
●	GCI may be unable to obtain or maintain the roaming services it needs to remain competitive.
●	Changes to or interpretations of existing statutes, rules, regulations, or the adoption of new ones, could adversely affect GCI’s business, financial position, results of operations or liquidity.
●	USF receivables and contributions are subject to change due to regulatory actions taken by the FCC or legislative actions that change the rules and regulations governing the USF program.
●	Failure to comply with USF program requirements may have an adverse effect on GCI’s business and the Company’s financial position.
●	Loss of GCI’s ETC status would disqualify it for USF support, which would have an adverse effect on the Company’s business, financial position, results of operations or liquidity.
●	GCI may not meet its performance plan milestones under the Alaska High Cost Order.
●	GCI may lose USF high cost support if another carrier adds 4G LTE service in an area where it currently provides 4G LTE service.
●	The decline in GCI’s Other revenue results of operations may accelerate.
●	Failure to stay abreast of new technology could affect GCI’s ability to compete in the industry.
●	GCI’s operations, which are geographically concentrated in Alaska, are impacted by the economic conditions in Alaska, and GCI may not be able to continue to increase its share of the existing market for its services.
●	Natural or man-made disasters or terrorist attacks could have an adverse effect on GCI’s business.
●	Cyberattacks or other network disruptions could have an adverse effect on the Company and GCI’s business.
●	Increases in data usage on GCI’s wired and wireless networks may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for GCI’s customers.
●	Prolonged service interruptions or system failures could affect GCI’s business.
●	GCI’s ability to immediately restore the entirety of its service may be limited and the Company could incur significant costs if failures occur in GCI’s undersea fiber optic cable systems or its TERRA facilities.
●	GCI’s ability to immediately restore the entirety of its service may be limited if a failure occurs in GCI’s satellite communications systems.
●	GCI will not be able to meet the needs of its customers if it does not obtain the necessary communications equipment,
●	If GCI becomes subject to substantial uninsured liabilities due to damage or loss to certain of its transmission facilities, the Company’s financial position, results of operations or liquidity may be adversely affected.
●	Climate change and increasingly stringent environmental laws, rules and regulations, and customer expectations, could adversely affect GCI’s business.
●	Any errors, cyber-attacks or other operational disruption to GCI’s third-party vendor’s customer billing systems could have adverse operational, financial and reputational effects on the Company’s business.
●	Any significant impairment of GCI’s indefinite-lived intangible assets would lead to a reduction in its net operating performance and a decrease in its assets.

Factors Relating to Charter

●	Charter operates in a competitive business environment affecting its ability to attract and retain customers.
●	If Charter is unable to procure the necessary services, equipment, software or licenses from its third-party service providers, suppliers and licensors on reasonable terms and on a timely basis, its ability to offer services could be impaired.
●	Charter may not have the ability to pass on to its customers all of the increases in programming costs, which could adversely affect its cash flow and operating margins.
●	Any failure to respond to technological developments and meet customer demand for new products and services could adversely affect its ability to compete effectively.
●	Charter’s business may be adversely affected if it cannot continue to license or enforce the intellectual property rights on which its business depends.
●	Events could disrupt or result in unauthorized access to Charter’s networks, information systems or properties and could impair its operating activities and negatively impact Charter’s reputation and financial results.
●	Charter’s exposure to the economic conditions of its current and potential customers, vendors and third parties could adversely affect its cash flow, results of operations and financial condition.
●	If Charter is unable to retain key employees, its ability to manage its business could be adversely affected.
●	Charter has a significant amount of debt and expects to incur significant additional debt in the future, which could adversely affect its financial condition and its ability to react to changes in its business.
●	The agreements and instruments governing Charter’s debt contain restrictions and limitations that could significantly affect its ability to operate its business, as well as significantly affect its liquidity.
●	Charter’s business is subject to extensive governmental legislation and regulation, which could adversely affect its business.
●	Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, or participation in new regulatory programs, could have an adverse effect on Charter’s business.
●	Tax legislation and administrative initiatives or challenges to Charter’s tax and fee positions could adversely affect its results of operations and financial condition.
●	The failure Charter to renew a franchise or the grant of additional franchises in one or more service areas could adversely affect its business.

Factors Relating to our Common Stock and the Securities Market

●	Our stock price is directly affected by the results of operations of Charter and developments in its business.
●	There is no meaningful trading market for our Series B common stock quoted on the OTC Markets.
●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.
●	Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.

Factors Relating to Our Corporate History and Structure

We are a holding company, and we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.

Our ability to meet our current and future financial obligations, including to make debt service obligations under the Margin Loan Agreement (defined below) and the Company Debentures (defined below), and other contractual commitments depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our wholly-owned subsidiaries, any dividends and interest we may receive from our investments, available funds under the Margin Loan Agreement (defined below) (which was $900 million as of December 31, 2022) and proceeds from any asset sales or other forms of asset monetization we may undertake in the future. In addition, the ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some state regulators have imposed, and others may consider imposing on regulated companies, including us, cash management practices that could limit the ability of such regulated companies to transfer cash between subsidiaries or to the parent company. While none of the existing state regulations materially affect our cash management, any changes to the existing regulations or imposition of new regulations or restrictions may materially adversely affect our ability to transfer cash within our consolidated companies.

Other than cash generated from our participation in Charter’s stock repurchase program, we do not have access to the cash that Charter generates from its operating activities.

Notwithstanding our ownership interest in Charter and our having three nominees on its thirteen-member board of directors, we have no ability to cause Charter to pay dividends to us, and we cannot cause Charter to make funds available to us except to the extent we are obligated to participate in Charter’s stock repurchase program pursuant to the terms of the Stockholders Agreement and the letter agreement entered into on February 23, 2021 in order to reduce our percentage equity interest, on a fully diluted basis, to the Equity Cap. Charter generated approximately $14.9 billion, $16.2 billion and $14.6 billion of cash from its operations during the years ended December 31, 2022, 2021 and 2020, respectively. Charter uses the cash it generates from its operations primarily to fund its business operations, service its debt and other financial obligations and repurchase shares of its common stock. We do not have access to the cash that Charter generates unless Charter declares a dividend on its capital stock payable in cash, engages in stock repurchases for cash or otherwise distributes or makes payments to its stockholders, including us. Historically, Charter has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business, to service its debt obligations and to repurchase shares of its common stock. Covenants in Charter’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Charter will continue to apply its available cash as described above.

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

Our company has overlapping directors and officers with Liberty, Qurate Retail, TripCo and, following the completion of the proposed split-off announced by Liberty with respect to its Liberty Braves Group, is expected to have overlapping directors and officers with Atlanta Braves Holdings, Inc. (“ABH”), which may lead to conflicting interests.

As a result of our spin-off from Liberty in 2014 and other transactions between 2011 and 2014 that resulted in the separate corporate existence of Liberty, Qurate Retail and TripCo, as well as Liberty’s proposed split-off of ABH, all of our executive officers also serve (or will serve in the case of ABH) as executive officers of Liberty, Qurate Retail, TripCo and ABH, and there are overlapping directors. None of these companies has any ownership interest in any of the others (other than Liberty’s ownership of ABH pending completion of the transactions to effect the proposed split-off of ABH). Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty, Qurate Retail, TripCo, ABH or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty, Qurate Retail, TripCo or ABH pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Each of our company and TripCo has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Liberty, Qurate Retail and TripCo) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to our company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. In addition, we understand that ABH is expected to adopt similar renouncement and waiver provisions in its restated articles of incorporation in connection with the closing of the proposed split-off. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty, Qurate Retail, TripCo, ABH and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty, Qurate Retail, TripCo, ABH or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

At December 31, 2022, we had deferred tax assets attributable to federal and state net operating losses and disallowed business interest carryforwards of $32 million and under the Code, we may carry forward our federal net operating losses and disallowed business interest deductions in certain circumstances to offset current and future taxable income and reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation's stock over a rolling three-year period) at a time when our market capitalization is below a certain level or proposed Treasury regulations under Section 382 of the Code issued during 2019 have become final and are applicable (taking into account the delayed effective date of such regulations), our ability to use our federal net operating loss and disallowed business interest carryforwards could be substantially limited. This limit could impact the timing of the usage of our net operating loss and disallowed business interest carryforwards, thus accelerating federal cash tax payments or causing certain federal net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset. Similar limitations may also apply at the state level.

Factors Related to Our and Our Subsidiaries’ Indebtedness

Our company may have future capital needs and may not be able to obtain additional financing, or refinance or renew our existing indebtedness, on acceptable terms. Further, our and our subsidiaries’ ability to service our respective debt and any other obligations will require access to funds, which may be restricted.

As of December 31, 2022, we and our subsidiaries had approximately $3.8 billion principal amount of debt outstanding, consisting of (i) $1.4 billion outstanding under a credit agreement (as amended, the “Margin Loan Agreement”) governing a multi-draw margin loan agreement credit facility entered into in 2017 by a bankruptcy remote wholly owned subsidiary (“SPV”) of Liberty Broadband; (ii) $575 million outstanding under our 2.75% Exchangeable Senior Debentures due 2050 and $825 million outstanding under our 1.25% Exchangeable Senior Debentures due 2050 (collectively, the “Company Debentures”); (iii) $15 million outstanding under the 1.75% exchangeable senior debentures due 2046 originally issued by GCI Liberty; (iv) $600 million outstanding under GCI, LLC’s 4.750% senior notes due 2028 (the “Senior Notes”); (v) $397 million in outstanding term and revolving loans under GCI, LLC’s senior secured credit facility with a syndicate of banks (the “Senior Credit Facility”); and (vi) $5 million outstanding under a note payable to Wells Fargo originally issued by GCI Holdings. We also had, at December 31, 2022, $900 million remaining available to be drawn, subject to certain terms and conditions, until five business days prior to May 12, 2024 under the Margin Loan Agreement. Further, subject to certain terms and conditions, as a result of multiple transactions, including the Combination, we have entered into an indemnification agreement pursuant to which, among other things, (1) we will indemnify Liberty Interactive LLC (“LI LLC”) with respect to any of LI LLC's 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”) surrendered for exchange to LI LLC on or before October 5, 2023 for the amount by which (i) the exchange value exceeds (ii) the sum of the adjusted principal amount of such 1.75% Exchangeable Debentures plus the amount of certain tax benefits attributable to such 1.75% Exchangeable Debentures so exchanged, and (2) Qurate Retail, Liberty Broadband and GCI Liberty will indemnify each other with respect to certain potential losses in respect of the 2018 split-off of GCI Liberty by Qurate Retail.

Our and our subsidiaries’ ability to service the respective financial obligations will depend on our and their ability to access cash, and cash flows from operations may be insufficient to satisfy the respective financial obligations under indebtedness outstanding from time to time. Accessing cash at operating subsidiaries will depend on those subsidiaries’ individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. The obligations under the Margin Loan Agreement are secured by a portion of our ownership interest in Charter. Such equity interests are held through SPV. The terms of the Margin Loan Agreement limit our company’s ability to secure additional financing on favorable terms. In addition, covenants included in the Senior Notes and Senior Credit Facility will limit the ability of certain subsidiaries to upstream or downstream cash for this purpose. Our and our subsidiaries’ other potential sources of cash include available cash balances, dividends and interest from its investments, monetization of public investments, and proceeds from asset sales.

Moreover, our and our subsidiaries’ ability to secure additional financing will depend upon the operating performance of our subsidiaries, the value of our investment in Charter, prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, the state of competition in our subsidiaries’ respective markets, the outcome of certain legislative and regulatory issues and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available, or that we will be able to renew or refinance existing indebtedness, on desirable terms or at all. In particular, during 2022, uncertainty surrounding global growth rates and the ongoing direct and indirect effects of the COVID-19 pandemic continued to produce volatility in the credit and equity markets. As of December 31, 2022, the markets remain volatile and the economic outlook remains uncertain. If financing is not available when needed or is not available on favorable terms, we and our subsidiaries may be unable to take advantage of business or market opportunities as they arise, which could have a material adverse effect on our business and financial condition.

We and our subsidiaries have significant indebtedness, which could adversely affect our business and financial condition.

As discussed above, as of December 31, 2022, we and our subsidiaries had approximately $3.8 billion principal amount of debt outstanding. As a result of this significant indebtedness, we and our subsidiaries may:

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

In addition, it is possible that we may need to incur additional indebtedness in the future. For example, at December 31, 2022, we had $900 million remaining available to be drawn, subject to certain terms and conditions, until five business days prior to May 12, 2024 under the Margin Loan Agreement and we could issue additional exchangeable senior debentures. If new debt is added to the current debt levels, the risks described above could intensify. For additional limitations on our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments” and “Other than cash generated from our participation in Charter’s stock repurchase program, we do not have access to the cash that Charter generates from its operating activities” above.

The agreements that govern our and our subsidiaries’ current and future indebtedness may contain various affirmative and restrictive covenants that will limit our discretion in the operation of our business.

As discussed above, SPV entered into the Margin Loan Agreement pursuant to which SPV had outstanding borrowings of $1.4 billion, with $900 million remaining available to be drawn, subject to certain terms and conditions, until five business days prior to May 12, 2024, at December 31, 2022. The Margin Loan Agreement contains various covenants, including those that limit our ability to, among other things, incur indebtedness either directly, through another of our subsidiaries, or by having SPV enter into financing arrangements with respect to the stock of Charter, and cause SPV to enter into unrelated businesses or otherwise conduct business other than owning common stock of Charter and other assets as permitted under the Margin Loan Agreement documents.

Further, the agreements governing our and our subsidiaries’ other indebtedness contain various covenants that could materially and adversely affect our and our subsidiaries’ ability to finance future operations or capital needs and to engage in other business activities that may be in our and their best interest.

We may also enter into certain other indebtedness arrangements in the future. The instruments governing such indebtedness often contain covenants that, among other things, place certain limitations on a borrower’s ability to incur more debt, exceed specified leverage ratios, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets. Any failure to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business and financial condition.

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

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Margin Loan Agreement and the Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on any variable rate indebtedness could increase even though the amount borrowed remained the same, and net income and cash flow could decrease.

In addition, our variable rate indebtedness uses London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rate. In 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), an index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated this year. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the aforementioned debt instruments. Our Margin Loan Agreement and Senior Credit Facility provide for a transition to a SOFR based rate or to other alternative reference rates depending on acceptance in the market of these rates.

In order to manage our exposure to interest rate risk, in the future, we may enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely affect our cash flow and may impact our ability to make required principal and interest payments on our indebtedness and, even if we use these instruments to selectively manage risks, there can be no assurance that we will be fully protected against material interest rate fluctuations.

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

The Company expects competition to increase as a result of the rapid development of new technologies, services and products, and the availability of increased federal funding of broadband infrastructure. The Company cannot predict which of many possible future technologies, products or services will be important to maintain GCI’s competitive position or what expenditures will be required to develop and provide these technologies, products or services. GCI’s ability to compete successfully will depend on marketing and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, improvements in network quality, changes in consumer preferences or habits, demographic trends, economic conditions and pricing strategies by competitors. To the extent GCI does not keep pace with technological advances or fails to timely respond to changes in competitive factors in its industry and in its markets, GCI could lose market share or experience a decline in its revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services. Competitive pressures also create challenges for its ability to grow new businesses or introduce new services successfully and execute its business plan. GCI also faces the risk of potential price cuts by the Company’s competitors partially driven by federal funding for broadband infrastructure that could materially adversely affect its market share and gross margins.

GCI’s wholesale customers, including its major roaming customers, may construct facilities in locations where they currently contract with GCI to use its network to provide service on their behalf. The Company could experience a decline in revenue and net income if any of GCI’s wholesale customers constructed or expanded their existing networks in places where service is currently provided by GCI’s network. Some of GCI’s wholesale customers have greater access to financial, technical, and other resources than GCI does. GCI expects to continue to offer competitive alternatives to such customers in order to retain significant traffic on GCI’s network. The Company cannot predict whether such customers will continue to see GCI’s network as a compelling alternative. GCI’s inability to negotiate renewals of such contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.

If GCI experiences customer losses, the Company’s financial performance will be negatively impacted.

GCI is in the business of selling communications and entertainment services to subscribers, and its economic success is based on its ability to retain current subscribers and attract new subscribers. If GCI is unable to retain and attract subscribers, its and the Company’s financial performance will be impaired. GCI’s rates of subscriber acquisition and turnover are affected by a number of competitive factors, including the size of its service areas, network performance and reliability issues, changing technologies including the transition to internet protocol television, its device and service offerings, subscribers’ perceptions of its services, and customer care quality. Managing these factors and subscribers’ expectations is essential in attracting and retaining subscribers. Although GCI has implemented programs to attract new subscribers and address subscriber turnover, the Company cannot make assurances that these programs or GCI’s strategies to address subscriber acquisition and turnover will be successful. A high rate of turnover or low or negative rate of new subscriber acquisition would reduce revenue and increase the total marketing expenditures required to attract the minimum number of subscribers required to sustain GCI’s business plan which, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Adverse economic conditions in the U.S. and inflationary pressures on input costs and labor could impact GCI’s results of operations.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. The Russian invasion of Ukraine in February 2022 has led to further economic disruptions. The U.S. Federal Reserve increased interest rates starting in March 2022 and additional increases are expected to continue. Mounting inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Unfavorable economic conditions, such as a recession or economic slowdown in the U.S., or inflation in the markets in which GCI operates, could negatively affect the affordability of and demand for GCI’s products and services and its cost of doing business.

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. The Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years. The Alaska economy is subject to recessionary pressures as a result of the economic impacts of the COVID-19 pandemic, volatility in oil prices, inflation, and other causes that could result in a decrease in economic activity. While it is difficult for GCI Holdings to predict the future impact of a recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. In addition, adverse economic conditions may lead to an increased number of customers that are unable to pay for services. There is a risk that GCI Holdings’ accounts receivable and bad debt expense will increase substantially in a recessionary environment. If a recession occurs, it could negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

In addition, during 2022, GCI began to experience the impact of inflation-sensitive items, including upward pressure on the costs of materials, labor, and other items that are critical to GCI’s business. GCI continues to monitor these impacts closely and, if costs continue to rise, may be unable to recoup losses or offset diminished margins by passing these costs through to GCI’s customers or implementing offsetting cost reductions.

GCI may be unable to obtain or maintain the roaming services it needs from other carriers to remain competitive.

Some of GCI’s competitors have national networks that enable them to offer nationwide coverage to their subscribers at a lower cost than GCI can offer. The networks GCI operates do not, by themselves, provide national coverage and GCI must pay fees to other carriers that provide roaming services to it. GCI currently relies on roaming agreements with several carriers for the majority of its roaming services.

The FCC requires commercial mobile radio service providers to provide roaming, upon request, for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC also requires carriers to offer data roaming services. The rules do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. If GCI were to lose the benefit of one or more key roaming or wholesale agreements unexpectedly, it may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and data roaming services for its customers or may be unable to provide such services on a cost-effective basis. GCI’s inability to obtain new or replacement roaming services on a cost-effective basis may limit its ability to compete effectively for wireless customers, which may increase customer turnover and decrease GCI’s revenue, which in turn could materially adversely affect the Company’s business, financial condition and results of operations.

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

With respect to wireless services provided by GCI, the licensing, leasing, construction, operation, sale and interconnection arrangements of wireless communications systems are regulated by the FCC, Alaska, and, potentially other state and local regulatory agencies. In particular, the FCC grants wireless licenses and imposes significant regulation on licensees of wireless spectrum. There can be no guarantee that GCI’s existing licenses will be renewed. In addition, while the FCC does not currently regulate wireless service providers’ rates, states may exercise authority over such things as certain billing practices and consumer-related issues. These regulations could increase the costs of GCI’s wireless operations, including with respect to the maintenance of existing licenses granted by the FCC, due to failure to comply with applicable regulations. GCI is also subject to FCC rules relating to E911 capabilities and failure to comply with these rules could subject GCI to significant fines. With respect to video services provided by GCI, GCI is subject to changes in regulation that could potentially result in rate reductions or refunds of previously collected fees in the future.

With respect to Internet services provided by GCI, GCI would be adversely impacted by the reclassification of Internet service as a telecommunications service under Title II of the Communications Act. In 2015, the FCC classified Internet service as a telecommunication service. The FCC’s implementing regulations prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users’ and edge providers’ ability to send traffic to, from, and among each other. Although a 2018 FCC order returned to a Title I classification of Internet service and eliminated many of the requirements imposed in its initial 2015 order, the FCC may seek to re-impose these “net neutrality” requirements or some variation thereof. In addition, Congress and state legislatures may undertake similar efforts. For example, California and Vermont have undertaken such efforts. The Company cannot predict whether the FCC or Congress will re-impose the 2015 rules or some variation thereof. The increased regulatory burden if the 2015 rules were re-imposed likely would increase GCI’s costs and could adversely affect the manner and price of providing service, which could have a material adverse effect on GCI’s business, financial position, results of operations, or liquidity.

USF receivables and contributions are subject to change due to regulatory actions taken by the FCC, including the FCC’s interpretations of the USF program rules, or legislative actions that change the rules and regulations governing the USF program.

GCI participates in various USF programs, which provide government subsidies to customers in low income areas, including schools, libraries and other facilities. This support was 35% and 32% of GCI Holdings’ revenue for the years ended December 31, 2022 and December 31, 2021, respectively. GCI had USF net receivables of $116 million and $148 million at December 31, 2022 and 2021, respectively. In addition, the USF programs require GCI, Charter and other telecommunications providers to make contributions, based on certain revenue earned, into a fund used to subsidize the provision of voice services and broadband-capable voice networks in high-cost areas, the provision of voice and broadband services to low-income consumers, and the provision of internet, voice and telecommunications services to schools, libraries and certain health care providers. The USF programs in which GCI participates are highly regulated. While the rules and regulations governing the USF programs are fairly robust, there can be no assurance that any new rules or regulations adopted will not impact GCI’s USF program anticipated receivables or contributions. Further, the FCC and USAC may interpret or apply the applicable rules and regulations in ways that are unexpected to GCI or other program participants. As a result, material changes to receivables and contributions may occur, which could have an adverse effect on GCI’s business and the Company’s financial position, results of operations or liquidity. As described above in “Item 1. Business - Regulatory Matters,” GCI has experienced material changes to receivables and contributions from the USF programs in recent years. For example, in October 2018, the Bureau notified GCI of its decision to reduce rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26%, resulting in a reduction of total support payments of $28 million, and applied the same cost methodology for the funding years ended on June 30, 2019 and June 30, 2020. In addition, although the FCC has adjusted the RHC Program funding cap and committed to annual adjustments in future years for inflation, there is no guarantee that aggregate funding will be available to pay in full the approved funding for future years. Furthermore, the FCC has adopted a series of changes to the manner in which support issued under the RHC Program will be calculated and approved and has continued to seek comment about future changes. GCI is currently unable to assess the substance, impact on funding or timing of any such changes. Although, GCI has sought FCC review of certain FCC actions regarding the RHC Program, the outcome is uncertain.

Failure to comply with USF program requirements may have an adverse effect on GCI’s business and the Company’s financial position.

The USF programs in which GCI participates are highly regulated, and, in many cases, require highly technical and nuanced processes and procedures in order to obtain funding and to ensure compliance with the USF programs. For example, telecommunication providers and their customers are subject to regulations that set forth procedures that must be followed by both the provider and the customer, and there are limitations on communications between these parties. If a customer or a provider is found to have not complied with any aspect of these regulations, regardless of whether such noncompliance was unintentional or accidental, the FCC may deny funding and/or require disgorgement of any amounts received under the affected contracts. The FCC may also invalidate any affected contract and impose fines or penalties. Accordingly, failure to comply with these rules and regulations could have a material adverse effect on GCI’s business and the Company’s financial position, results of operations or liquidity. As described in note 14 to the accompanying consolidated financial statements, the Company accrued a loss of approximately $41 million resulting from a review of certain active and expired RHC Program contracts where it has identified potential compliance issues. Although the FCC has been made aware of the potential RHC Program compliance issues, there can be no assurance that the FCC will not impose penalties or fines that would be additive to any required disgorgement or denial of funding. Further, no assurance can be given that any novated contracts will be replicated subsequently, which may affect future revenue.

Loss of GCI’s ETC status would disqualify it for USF support.

The USF pays support to ETCs to support the provision of facilities-based wireline and wireless telephone service in high cost areas. If GCI were to lose its ETC status in any of the high cost areas where it is currently an authorized ETC whether due to legislative or regulatory reform or its failure to comply with applicable laws and regulations, GCI would be ineligible to receive high cost or low income USF support for providing service in that area, which would have an adverse effect on the Company’s business, financial position, results of operations or liquidity.

GCI may not meet its performance plan milestones under the Alaska High Cost Order.

As an ETC, GCI receives support from the USF to support the provision of wireline local access and wireless service in high cost areas. In 2016, the FCC published the Alaska High Cost Order which requires GCI to submit to the FCC a performance plan with five-year and ten-year commitments. The FCC approved revised performance obligations in 2021. If GCI is unable to meet the final performance plan milestones approved by the FCC it will be required to repay 1.89 times the average amount of support per location received over the ten-year term for the relevant number of locations that GCI failed to deploy to, plus ten percent of its total Alaska High Cost Order support received over the ten-year term. Inability to meet GCI’s performance plan milestones could have an adverse effect on its business, financial position, results of operations or liquidity.

GCI may lose USF high cost support if another carrier adds 4G LTE service in an area where it currently provides 4G LTE service.

Under the Alaska High Cost Order, the FCC stated that it would revisit after five years whether and to what extent there is duplicative support for 4G LTE service in rural Alaska and to take steps to eliminate such duplicative support levels in the second half of the ten-year term. As a result, if another carrier builds 4G LTE service in an area where GCI is the sole provider and the FCC decides to redistribute the support, GCI’s high cost support may be reduced, which could have an adverse effect on its business, financial position, results of operations or liquidity.

The decline in GCI’s Other revenue, which includes video, long-distance and local access services, may accelerate.

The Company expects GCI’s Other revenue, which includes video, long-distance and local access services, will continue to decline. GCI has experienced declines in video and voice subscribers, consistent with the industry. Video revenue has seen further losses as a result of the transition from traditional linear video delivery to IP delivery and GCI’s decision to discontinue selling bulk video packages for multi-dwelling units. GCI expects a continued decrease in video revenue and video subscribers.

As competition from wireless carriers, as well as competition from GCI’s own product offerings, increases, the Company expects GCI’s long-distance and local access services’ subscribers and revenue will continue to decline and the rate of decline may accelerate. In addition, GCI’s success in the local telephone market depends on its continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are reasonable and that are based on the cost of providing these services. GCI’s ability to provide service in the local telephone market depends on its negotiation or arbitration with local exchange carriers to allow interconnection to the carrier’s existing local telephone network (in some Alaska markets at cost-based rates), to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to certain unbundled network elements. Future negotiations or arbitration proceedings with respect to new or existing markets could result in a change in GCI’s cost of serving these markets via the facilities of the Incumbent Local Exchange Carriers or via wholesale offerings. GCI’s local telephone services business faces the risk of unfavorable changes in regulation or legislation or the introduction of new regulations.

Failure to stay abreast of new technology could affect GCI’s ability to compete in the industry.

GCI tests and deploys various new technologies and support systems intended to enhance its competitiveness and increase the utility of its services. As GCI’s operations grow in size and scope, it must continuously improve and upgrade its systems and infrastructure while maintaining or improving the reliability and integrity of its systems and infrastructure. The emergence of alternative platforms such as mobile or tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. Replacing or upgrading GCI’s infrastructure to keep pace with such technological changes could result in significant capital expenditures. Further, current and new wireless internet technologies such as 4G and 5G wireless broadband services continue to evolve rapidly to allow for greater speed and reliability, and the Company expects other advances in communications technology to occur in the future. GCI may not successfully complete the rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by GCI’s customers or may not be profitable, in which case GCI could not recover its investment in the technology. There can be no assurance that GCI will be able to compete with advancing technology or introduce new technologies and systems as quickly as it would like or in a cost effective manner. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of its networks with respect to both the new and existing services. Any resulting customer dissatisfaction could adversely affect GCI’s ability to retain customers and attract new customers and may have an adverse effect on the Company’s financial position, results of operations, or liquidity. In addition to introducing new technologies and offerings, GCI must phase out outdated and unprofitable technologies and services. If GCI is unable to do so on a cost-effective basis, GCI could experience reduced profits.

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

In addition, the customer base in Alaska is limited, and GCI has already achieved significant market penetration with respect to its service offerings in Anchorage and other locations in Alaska. GCI may not be able to continue to increase its share of the existing markets for its services, and no assurance can be given that the Alaskan economy will grow and increase the size of the markets GCI serves or increase the demand for the services it offers. The markets in Alaska for wireless and wireline telecommunications and video services are unique and distinct within the United States due to Alaska’s large geographical size, its sparse population located in a limited number of clusters, and its distance from the rest of the United States. The expertise GCI has developed in operating its businesses in Alaska may not provide GCI with the necessary expertise to successfully enter other geographic markets.

Natural or man-made disasters or terrorist attacks could have an adverse effect on GCI’s business.

GCI’s technical infrastructure (including its communications network infrastructure and ancillary functions supporting its network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. As a communications provider, there is an increased risk that GCI’s technological infrastructure may be targeted in connection with terrorism, either as a primary target, or as a means of facilitating additional attacks on other targets.

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

To date, GCI has not been subject to cyberattacks or network disruptions that, individually or in the aggregate, have been material to GCI’s operations or financial condition. Although GCI has not detected a material security breach or cybersecurity incident to date, it has been the target of events of this nature and expects to be subject to similar attacks in the future. GCI engages in a variety of preventive measures at an increased cost to GCI, in order to reduce the risk of cyberattacks and safeguard its infrastructure and confidential customer information, but as with all companies, these measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyberattacks, system compromises or misuses of data. Such measures include, but are not limited to the following industry best practices: application whitelisting, anti-malware, message and spam filtering, encryption, advanced firewalls, threat detection, and URL filtering. Despite these preventive and detective actions, GCI’s efforts may be insufficient to repel a cyberattack or prevent network disruption in the future and prevent the risks described above.

Some of the most significant risks to GCI’s information technology systems, networks, and infrastructure include:

●	cyberattacks that disrupt, damage, or allow unauthorized access to GCI’s network and computer systems by criminal or terrorist actors, which may result in data breaches or network disruptions;
●	undesired human actions including intentional or accidental errors, misconfigurations and break-ins;
●	malware (including viruses, worms, and Trojan horses), software defects, unsolicited mass advertising, denial of service attacks, ransomware, and other malicious or abusive attacks by third parties; and
●	unauthorized access to GCI’s information technology, billing, customer care, and provisioning systems and networks and those of its vendors and other providers.

If hackers or cybercriminals gain access to GCI’s technology systems, networks, or infrastructure, they may be able to access, steal, publish, delete, misappropriate, modify or otherwise disrupt access to confidential customer or employee data. Moreover, additional harm to customers or employees could be perpetrated by third parties who are given access to the confidential customer data. A network disruption (including one resulting from a cyberattack) could cause an interruption or degradation of service and diversion of management attention, as well as permit access, theft, publishing, deletion, misappropriation, or modification of confidential customer data. Due to the evolving techniques used in cyberattacks to disrupt or gain unauthorized access to technology networks, GCI may not be able to anticipate or prevent such disruption or unauthorized access.

The costs imposed on GCI as a result of a cyberattack or network disruption could be significant. Among others, such costs could include increased expenditures on cyber security measures, litigation, regulatory actions, fines, sanctions, lost revenue from business interruption, and damage to the public’s perception regarding GCI’s ability to provide a secure service. As a result, a cyberattack or network disruption could have a material adverse effect on GCI’s and the Company’s business, financial condition, and operating results. GCI also faces similar risks associated with security breaches affecting third parties with which it is affiliated or otherwise conduct business. While GCI maintains cyber liability insurance that provides both third-party liability and first-party insurance coverage, its insurance may not be sufficient to protect against all of its losses from any future disruptions or breaches of its systems or other events as described above.

Increases in data usage on GCI’s wired and wireless networks may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for GCI’s customers.

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these services continues to grow, GCI’s customers will likely use more bandwidth than in the past. Additionally, new wireless handsets and devices may place a higher demand for data on GCI’s wireless network. If this occurs, GCI could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for its customers. Alternatively, GCI could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect its ability to retain and attract customers in affected areas. While the Company believes demand for these services may drive customers to pay for faster speeds, competitive or regulatory constraints may preclude GCI from recovering the costs of the necessary network investments, which could result in an adverse impact to its business, financial condition, and operating results.

Prolonged service interruptions or system failures could affect GCI’s business.

GCI relies heavily on its network equipment, communications providers, data and software to support all of its functions. GCI relies on its networks and the networks of others for substantially all of its revenue. GCI is able to deliver services and serve its customers only to the extent that it can protect its network systems against damage from power or communication failures, computer viruses, natural disasters, unauthorized access and other disruptions. While GCI endeavors to account for failures in the network by providing back-up systems and procedures, GCI cannot guarantee that these back-up systems and procedures will operate satisfactorily in an emergency. Disruption to its billing systems due to a failure of existing hardware and backup protocols could have an adverse effect on the Company’s revenue and cash flow. Should GCI experience a prolonged failure, it could seriously jeopardize its ability to continue operations. In particular, should a significant service interruption occur, GCI’s ongoing customers may choose a different provider, and its reputation may be damaged, reducing its attractiveness to new customers.

If failures occur in GCI’s undersea fiber optic cable systems or GCI’s TERRA facilities and its extensions, GCI’s ability to immediately restore the entirety of GCI’s service may be limited and the Company could incur significant costs.

GCI’s communications facilities include undersea fiber optic cable systems that carry a large portion of its traffic to and from the contiguous lower 48 states, one of which provides an alternative geographically diverse backup communication facility to the other. GCI’s facilities also include TERRA and its extensions some of which are unringed, operating in a remote environment, and are at times difficult to access for repairs. Damage to an undersea fiber optic cable system or TERRA and its extensions could result in significant unplanned expense. For example, in January 2020, a fiber break occurred in GCI’s TERRA ring in Alaska’s Cook Inlet. Although service was not materially affected and has since been fully restored, and the financial impact was not significant, full functionality was not restored until March 2020 due to the uniquely challenging environmental conditions in the location of the fiber break. If a failure of both sides of the ring of GCI’s undersea fiber optic facilities or GCI’s ringed TERRA facility and its unringed extensions occurs and GCI is not able to secure alternative facilities, some of the communications services GCI offers to its customers could be interrupted, which could have a material adverse effect on the Company’s business, financial position, results of operations or liquidity.

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

GCI depends on a limited number of third-party vendors to supply wireless, Internet, video and other telephony-related equipment. If GCI’s providers of this equipment are unable to timely supply the equipment necessary to meet GCI’s needs or provide them at an acceptable cost, GCI may not be able to satisfy demand for its services and competitors may fulfill this demand. Due to the unique characteristics of the Alaska communications markets (i.e., remote locations, rural, satellite-served, and low density populations), in many situations GCI deploys and utilizes specialized, advanced technology and equipment that may not have a large market or demand. GCI’s vendors may not succeed in developing sufficient market penetration to sustain continuing production and may fail. Vendor bankruptcy, or acquisition without continuing product support by the acquiring company, may require GCI to replace technology before its otherwise useful end of life due to lack of on-going vendor support and product development.

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

Supply chain disruptions could impact GCI’s ability to obtain equipment and other supplies for its business from its key suppliers and vendors on acceptable terms or at all. To date, GCI’s supply chain disruptions have been limited, but it may experience more severe supply chain disruptions in the future or supplier inability to manufacture or deliver equipment or parts. Any suspension or delay in GCI suppliers’ and vendors’ ability to provide us adequate equipment or supplies, or in GCI’s ability to procure equipment or supplies from other sources in a timely manner or at all, could impair its ability to meet customer demand and therefore could have a material adverse effect on the Company’s business, financial condition or results of operations.

Climate change and increasingly stringent environmental laws, rules and regulations, and customer expectations, could adversely affect GCI’s business.

There is a heightened public focus on climate change, sustainability, and environmental issues and customer, regulatory and shareholder expectations are evolving rapidly, with a focus on companies’ climate change readiness, response, and mitigation strategies. This has led to increased government regulation. The Company expects that the trend of increasing environmental awareness will continue, which will result in higher costs of operations. GCI is committed to incorporating environmentally sustainable practices into its business. While undertaken in a manner designed to be as efficient and cost effective as possible, this may result in increases in GCI’s costs of operations relative to its competitors.

The potential impact of climate change on GCI’s operations and customers remains uncertain. The primary risk that climate change poses to GCI’s business is the potential for increases in severe weather in the areas in which it operates. In addition, governmental initiatives to address climate change could, if adopted, restrict GCI’s operations, require GCI to make capital expenditures to comply with these initiatives, increase GCI’s costs, and impact GCI’s ability to compete. GCI’s inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material adverse impact on GCI.

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

GCI had $1.3 billion of indefinite-lived intangible assets at December 31, 2022, consisting of goodwill of $755 million, cable certificates of $550 million and other intangibles of $37 million. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions and the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition. GCI’s cable certificates represent agreements or authorizations with government entities that allow access to homes in cable service areas, including the future economic benefits of the right to solicit and service potential customers and the right to deploy and market new services to potential customers. GCI’s wireless licenses are from the FCC and give it the right to provide wireless service within a certain geographical area.

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

Charter’s Internet service faces competition from other companies’ FTTH, fixed wireless broadband, Internet delivered via satellite and DSL services. Various operators offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds and also continue to expand 5G mobile services. Charter’s voice and mobile services compete with wireless and wireline phone providers, as well as other forms of communication, such as text, instant messaging, social networking services, video conferencing and email. Competition from these companies, including intensive marketing efforts with aggressive pricing and exclusive programming, may have an adverse impact on Charter’s ability to attract and retain customers.

Charter’s video service faces competition from a number of sources, including DBS services, and companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices often with password sharing among multiple users and security that makes content susceptible to piracy. Newer products and services, particularly alternative methods for the distribution, sale and viewing of content will likely continue to be developed, further increasing the number of competitors that Charter faces.

The increasing number of choices available to audiences, including low-cost or free choices, could negatively impact not only consumer demand for Charter’s products and services, but also advertisers’ willingness to purchase advertising from Charter. Charter competes for the sale of advertising revenue with television networks and stations, as well as other advertising platforms, such as online media, radio and print. Competition related to Charter’s service offerings to businesses continues to increase as well, as more companies deploy more fiber to more buildings, which may negatively impact Charter’s growth and put pressure on margins.

A failure to effectively anticipate or adapt to new technologies and changes in customer expectations and behavior could significantly adversely affect its competitive position with respect to the leisure time and discretionary spending of its customers and, as a result, affect its business and results of operations. Competition may also reduce its expected growth of future cash flows which may contribute to future impairments of Charter’s franchises and goodwill and Charter’s ability to meet cash flow requirements, including debt service requirements.

Charter depends on third-party service providers, suppliers and licensors; thus, if it is unable to procure the necessary services, equipment, software or licenses on reasonable terms and on a timely basis, its ability to offer services could be impaired, and Charter’s growth, operations, business, financial results and financial condition could be materially adversely affected.

Charter depends on a limited number of third-party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of its services and execute its network evolution and rural construction initiatives. Some of Charter’s hardware, software and operational support vendors, and service providers represent its sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. Charter’s ability to provide some services and complete its network evolution and rural construction initiatives might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might interrupt or delay its ability to serve existing and new customers, if any of these parties experience or engage in the following:

●	breach or terminate or elect not to renew their agreements with Charter or otherwise fail to perform their obligations in a timely manner;
●	demand exceeds these vendors’ capacity;
●	tariffs are imposed that impact vendors' ability to perform their obligations or significantly increase the amount Charter pays;
●	experience operating or financial difficulties;
●	significantly increase the amount Charter is required to pay (including demands for substantial non-monetary compensation) for necessary products or services; or
●	cease production of any necessary product due to lack of demand, profitability or a change in ownership or are otherwise unable to provide the equipment or services Charter needs in a timely manner at its specifications and at reasonable prices.

Charter’s third-party service providers, suppliers and licensors have been disrupted by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions over the last three years. In addition, the existence of only a limited number of vendors of key technologies can lead to less product innovation and higher costs. These events could materially and adversely affect Charter’s ability to retain and attract customers and its operations, business, financial results and financial condition.

Charter may not have the ability to pass on to its customers all of the increases in programming costs, which could adversely affect its cash flow and operating margins.

Programming costs are Charter’s single largest expense item. Charter’s programming costs have historically increased in excess of customary inflationary and cost-of-living type increases. While decreases in video customers combined with a change in the mix of customers choosing lower cost packages have lowered total programming cost increases, Charter expects contractual programming rates per service subscriber to continue to increase as a result of annual increases pursuant to its programming contracts and contract renewals with programmers. Although Charter passes along amounts paid for local broadcast station retransmission consent to the majority of its customers, the inability to fully pass programming cost increases on to customers has had, and is expected in the future to have, an adverse impact on Charter’s cash flow and operating margins associated with the video product. Additionally, the demands of large media companies, with additional selling power as a result of media and broadcast station groups consolidation, who link carriage of their most popular networks to carriage and cost increases of their less popular networks, and require Charter to carry their most popular networks to a large percentage of its video subscribers, have limited Charter’s flexibility in selling more tailored and cost-sensitive programming packages for consumers. In order to mitigate impacts to operating margins due to increasing programming rates, Charter continues to review its pricing and programming packaging strategies.

Increases in the cost of sports programming and the amounts paid for local broadcast station retransmission consent have been the largest contributors to the growth in programming costs over the last few years. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the retransmission consent regime, Charter is not allowed to carry the station’s signal without that station’s permission. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services, as well as increased fees for retransmission rights, may increase programming expenses and diminish the amount of capacity Charter has available to introduce new services, which could have an adverse effect on Charter’s business and financial results.

Charter’s programming contracts are generally for a fixed period of time, with potentially significant spend subject to negotiated renewal in any particular year. Charter will seek to renew these agreements on terms that it believes are favorable. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that Charter is unable to reach agreement with certain programmers on terms that it believes are reasonable, Charter has been, and may in the future be, forced to remove such programming channels from its line-up, which may result in a loss of customers. Any failure to carry programming that is attractive to Charter’s customers could adversely impact Charter’s customer levels, operations and financial results.

Any failure to respond to technological developments and meet customer demand for new products and services could adversely affect its ability to compete effectively.

Charter operates in a highly competitive, consumer-driven and rapidly changing environment. From time to time, Charter may pursue strategic initiatives to launch products or enhancements to its products. Charter’s success is, to a large extent, dependent on its ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers’ changing demands and distinguish its services from those of its competitors. Charter may not be able to accurately predict technological trends or the success of new products and services. If Charter chooses technologies or equipment that are less effective, cost-efficient or attractive to customers than those chosen by its competitors, if technologies or equipment on which Charter has chosen to rely cease to be available to it on reasonable terms or conditions, if Charter offers services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, if Charter is not able to fund the expenditures necessary to keep pace with technological developments, or if Charter is no longer able to make its services available to its customers on a third-party device on which a substantial number of customers have relied to access its services, its competitive position could deteriorate, and its business and financial results could suffer.

The ability of some of Charter’s competitors to introduce new technologies, products and services more quickly than Charter does may adversely affect its competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require Charter in the future to make additional research and development expenditures or to offer, at no additional charge or at a lower price, certain products and services that Charter currently offers to customers separately or at a premium. In addition, the uncertainty of Charter’s ability, and the costs, to obtain intellectual property rights from third parties could impact its ability to respond to technological advances in a timely and effective manner.

Any failure to maintain and expand its upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect Charter’s ability to attract and retain customers. In addition, as Charter continues to grow its mobile services using virtual network operator rights from a third party, Charter expects continued growth-related sales and marketing and other customer acquisition costs as well as negative working capital impacts from the timing of device-related cash flows when Charter provides devices pursuant to equipment installation plans. Charter also continues to consider and pursue opportunities in the mobile space which may include the acquisition of additional licensed spectrum and may include entering into or expanding joint ventures or partnerships with wireless or cable providers which may require significant investment. For example, Charter now holds CBRS PALs to support existing and future mobile services. These licenses are subject to revocation and expiration. Although Charter expects to be able to maintain and renew these licenses, the loss of one or more licenses could significantly impair its ability to offload mobile traffic and achieve cost reductions. If Charter is unable to continue to grow its mobile business and achieve the outcomes it expects from its investments in the mobile business, Charter’s growth, financial condition and results of operations could be adversely affected.

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

Network and information systems technologies are critical to Charter’s operating activities, both for its internal uses, such as network management, and supplying services to Charter’s customers, including customer service operations and programming delivery. Network or information system shutdowns or other service disruptions caused by events such as computer hacking, phishing, dissemination of computer viruses, worms and other destructive or disruptive software, “cyberattacks” such as ransomware, process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyberattacks” on companies have continued to increase in frequency, scope and potential harm in recent years. While Charter develops and maintains systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. Charter, and the third parties on which Charter relies, may be unable to anticipate these techniques or implement adequate preventive measures. While from time to time attempts have been made to access Charter’s network, these events have not as yet resulted in any material release of information, degradation or disruption to its network and information systems.

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

Charter processes, stores and transmits large amounts of data, including the personal information of its customers. Ongoing increases in the potential for misuse of personal information, the public’s awareness of the importance of safeguarding personal information, and the volume of legislation that has been adopted or is being considered regarding the protection, privacy, and security of personal information have resulted in increases to Charter’s information-related risks. Charter could be exposed to significant costs if such risks were to materialize, and such events could damage Charter’s reputation, credibility and business and have a negative impact on its revenue. Charter could be subject to regulatory actions and claims made by consumers in private litigations involving privacy issues related to consumer data collection and use practices. Charter also could be required to expend significant capital and other resources to remedy any such security breach.

Charter’s exposure to the economic conditions of its current and potential customers, vendors and third parties could adversely affect its cash flow, results of operations and financial condition.

Charter is exposed to risks associated with the economic conditions of its current and potential customers, the potential financial instability of its customers and their financial ability to purchase its products. If there were a prolonged general economic downturn, Charter may experience increased cancellations or non-payment by its customers or unfavorable changes in the mix of products purchased. This may include an increase in the number of homes that replace their video service with Internet-delivered and/or over-air content, as well as an increase in the number of Internet and voice customers substituting mobile data and voice products for wireline services which would negatively impact Charter’s ability to attract customers, increase rates and maintain or increase revenue. In addition, Charter’s ability to gain new customers is dependent to some extent on growth in occupied housing in its service areas, which is influenced by both national and local economic conditions. Weak economic conditions may also have a negative impact on Charter’s advertising revenue. These events have adversely affected Charter in the past, and may adversely affect its cash flow, results of operations and financial condition if a downturn were to continue.

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

Charter has a significant amount of debt and expects to incur significant additional debt, including secured debt, in the future, which could adversely affect its financial condition and its ability to react to changes in its business.

Charter has a significant amount of debt and expects to (subject to applicable restrictions in its debt instruments) incur additional debt in the future as Charter maintains its stated objective of 4.0 to 4.5 times Adjusted EBITDA leverage (net debt divided by the last twelve months Adjusted EBITDA). As of December 31, 2022, Charter’s total principal amount of debt was approximately $97.4 billion with a leverage ratio of 4.47 times Adjusted EBITDA. As of December 31, 2022, $70.7 billion of Charter’s debt was rated investment grade and $26.7 billion was rated high yield debt. This split rating allows Charter to access both the investment grade debt market and the high yield debt market.

Charter’s significant amount of debt could have consequences, such as:

●	impact its ability to raise additional capital at reasonable rates, or at all;
●	make it vulnerable to interest rate increases, in part because approximately 15% of its borrowings as of December 31, 2022 were, and may continue to be, subject to variable rates of interest;
●	expose it to increased interest expense to the extent it refinances existing debt with higher cost debt;
●	require it to dedicate a significant portion of its cash flow from operating activities to make payments on its debt, reducing its funds available for working capital, capital expenditures, and other general corporate expenses;
●	limit its flexibility in planning for, or reacting to, changes in its business, the cable and telecommunications industries, and the economy at large;
●	place it at a disadvantage compared to its competitors that have proportionately less debt; and
●	adversely affect its relationship with customers and suppliers.

To the extent Charter’s current debt amounts increase more than expected, Charter’s business results are lower than expected, or credit rating agencies downgrade its debt limiting its access to investment grade markets, the related risks that Charter now faces will intensify.

In addition, a portion of Charter’s variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. The FCA, which regulates LIBOR, stopped publishing one week and two month U.S. dollar LIBOR rates after 2021 with remaining USD LIBOR rates ceasing to be published after June 30, 2023. In the United States, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed the SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities, as an alternative to LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could increase the cost of Charter’s variable rate indebtedness.

As a result of the pending cessation of LIBOR, Charter amended the Charter Operating credit agreement to replace LIBOR with SOFR as the interest rate benchmark for the revolving credit facility and certain of the term loans thereunder. SOFR may fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the market.

The agreements and instruments governing Charter’s debt contain restrictions and limitations that could significantly affect its ability to operate its business, as well as significantly affect its liquidity.

The indentures governing the CCO Holdings, LLC (“CCO Holdings”) notes contain a number of significant covenants that could adversely affect Charter’s ability to operate its business, its liquidity, and its results of operations. These covenants restrict, among other things, CCO Holdings, CCO Holdings Capital Corp. and all of their restricted subsidiaries’ ability to:

●	incur additional debt;
●	pay dividends on equity or repurchase equity;
●	make investments;
●	sell all or substantially all of their assets or merge with or into other companies;
●	sell assets;
●	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to CCO Holdings, guarantee their parent companies debt, or issue specified equity interests;
●	engage in certain transactions with affiliates; and
●	grant liens (with respect to only CCO Holdings).

Additionally, the Charter Operating credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The Charter Operating credit facilities, the Charter Operating notes, the TWC, LLC senior notes and debentures, and the TWCE debentures include customary negative covenants, including restrictions on the ability to incur liens securing indebtedness for borrowed money and consolidating, merging or conveying or transferring substantially all of the respective obligor’s assets. The breach of any covenants or obligations in Charter’s indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing Charter’s long-term indebtedness. In addition, the secured lenders under Charter’s secured notes and the Charter Operating credit facilities could foreclose on their collateral, which includes equity interests in substantially all of Charter’s subsidiaries, and exercise other rights of secured creditors.

Charter’s business is subject to extensive governmental legislation and regulation, which could adversely affect its business.

Regulation of the cable industry has increased cable operators’ operational and administrative expenses and limited their revenue. Cable operators are subject to numerous laws and regulations including those covering the following:

●	the provision of high-speed Internet service, including net neutrality and broadband label transparency rules;
●	the provision of voice communications, including rules for emergency communications, outage reporting, Customer Proprietary Network Information reporting and efforts to limit unwanted robocalls;
●	cable franchise renewals and transfers;
●	the provisioning, marketing and billing of cable and Internet equipment;

●	customer and employee privacy and data security;
●	copyright royalties for retransmitting broadcast signals;
●	the circumstances when a cable system must carry a broadcast station and the circumstances when it first must obtain retransmission consent to carry a broadcast station;
●	limitations on Charter’s ability to enter into exclusive agreements with multiple dwelling unit complexes and control Charter’s inside wiring;
●	equal employment opportunity;
●	the resiliency of Charter’s networks to maintain service during and after disasters and power outages;
●	emergency alert systems, disability access, pole attachments, commercial leased access and technical standards;
●	marketing practices, customer service, and consumer protection; and
●	approval for mergers and acquisitions often accompanied by the imposition of restrictions and requirements on an applicant's business in order to secure approval of the proposed transaction.

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

There are ongoing efforts to amend or expand the federal, state, and local regulation of some of the services offered over Charter’s cable systems, particularly its retail broadband Internet access service. Potential legislative and regulatory changes could adversely impact its business by increasing costs and competition and limiting Charter’s ability to offer services in a manner that would maximize its revenue potential. These changes could include, for example, the reclassification of Internet services as regulated telecommunications services or other utility-style regulation of Internet services; restrictions on how Charter manages its Internet access services and networks; the adoption of new privacy restrictions on its collection, use and disclosure of certain customer information; new data security and cybersecurity mandates that could result in additional network and information security and cyber incident-reporting requirements for Charter’s business; new restraints on Charter’s discretion over programming decisions; new restrictions on the rates Charter charges to consumers for one or more of the services or equipment options it offers; changes to the cable industry’s compulsory copyright license to carry broadcast signals; new requirements to assure the availability of navigation devices from third-party providers; new Universal Service Fund contribution obligations on Charter’s Internet service revenue that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of its facilities; the exhaustion of funding for the FCC’s ACP or any changes to that program that could make it more difficult for Charter to provide services to low-income consumers; changes to the FCC’s administration of spectrum; pending court challenges to the legality of the FCC’s Universal Service programs, which, if successful, could adversely affect Charter’s receipt of universal service funds, including but not limited to FCC RDOF grants to expand its network, FCC E-rate funds to serve schools and libraries and FCC Rural Health Care funds to serve eligible health care providers; and changes in the regulatory framework for VoIP telephone service, including the scope of regulatory obligations associated with Charter’s VoIP telephone service and its ability to interconnect its VoIP telephone service with incumbent providers of traditional telecommunications service.

As a winning bidder in the FCC’s RDOF auction in 2020, Charter must comply with numerous FCC and state requirements to continue receiving such funding. To comply with these requirements, in RDOF areas, Charter has chosen to offer certain of its VoIP telephone services, such as its Lifeline services, subject to certain traditional federal and state common carrier regulations. Additionally, in some areas where Charter is building pursuant to subsidy programs, Charter will offer certain of its broadband Internet access services subject to required discounts and other marketing-related terms. If Charter fails to comply with those requirements, the governing regulatory agency could consider Charter in default and Charter could incur substantial penalties or forfeitures. If Charter fails to attain certain specified infrastructure build-out requirements under the RDOF program, the FCC could also withhold future support payments until those shortcomings are corrected. Any failure to comply with the rules and requirements of a subsidy grant could result in being suspended or disbarred from future governmental programs or contracts for a significant period of time, which could adversely affect its results of operations and financial condition.

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

It remains uncertain what rule changes, if any, will ultimately be adopted by Congress, the FCC and state legislatures, and what operating or financial impact any such rules might have on Charter, including on the operation of its broadband networks, customer privacy and the user experience. In addition, the FCC, the FTC, and various state agencies and attorney generals actively investigate industry practices and could impose substantial forfeitures for alleged regulatory violations.

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

There can be no assurance that Charter will be able to comply with all significant provisions of its franchise agreements and certain of its franchisors have from time to time alleged that Charter has not complied with these agreements. Additionally, although historically Charter has renewed its franchises without incurring significant costs, there can be no assurance that Charter will be able to renew, or to renew as favorably, its franchises in the future. A termination of or a sustained failure to renew a franchise in one or more service areas could adversely affect Charter’s business in the affected geographic area.

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

The fair value of our investment in Charter, on an as-converted basis, was approximately $16.0 billion as of December 31, 2022, which represents a meaningful portion of our total market value. As a result, our stock price will continue to be directly affected by the results of operations of Charter and the developments in its business.

Although our Series B common stock is quoted on the OTC Markets, there is no meaningful trading market for the stock.

Our Series B common stock is not widely held, with approximately 92% of the outstanding shares beneficially owned by John C. Malone, the Chairman of the Board and a director of our company, as of January 31, 2023. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of "bid" and "ask" quotations, and market conditions. Each share of the Series B common stock is convertible, at any time at the option of the holder, into one share of our Series A common stock, which is listed and traded on the Nasdaq Global Select Market under the symbol "LBRDA."

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

In addition, John C. Malone currently beneficially owns shares representing the power to direct approximately 49% of the aggregate voting power in our company, due to his beneficial ownership of approximately 92% of the outstanding shares of our Series B common stock as of January 31, 2023.

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

Charter and Liberty Broadband - Delaware Litigation

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions involving Charter, TWC, Advance/Newhouse Partnership, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit, which named as defendants Liberty Broadband, Charter and the board of directors of Charter, alleged that the transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. In January 2023, and in advance of the expenditure of significant time and costs, the parties reached a tentative agreement to settle the lawsuit. The settlement is subject to preliminary and final approval by the court and will result in a net payment to Charter as a result of the settlement of the derivative claims by the plaintiffs. Liberty Broadband expects to pay approximately $38 million to Charter as a result of the tentative settlement, which has been accrued as a current liability in the consolidated balance sheet and recorded as a litigation settlement expense within operating income in the consolidated statements of operations.  There can be no assurance that this tentative settlement will be finalized and approved by the court. Pending finalization of the settlement and in the event the settlement is not finalized and approved by the court, Charter and Liberty Broadband will continue to vigorously defend this lawsuit.

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

In March 2020, Charter Communications, LLC (“CC, LLC”), an indirect subsidiary of Charter, was named as a defendant in a lawsuit filed in Dallas, Texas related to the fatal stabbing of an individual in her home by an off duty CC, LLC technician: William Goff, as Personal Representative of Betty Jo McClain Thomas, deceased, et al. v. Roy James Holden, Jr. and Charter Communications, LLC, Case No. CC-20-01579-E, pending in County Court at Law No. 5 for Dallas County, Texas. The complaint alleged that CC, LLC was responsible for Mrs. Thomas’ death. Following a two phase trial, the jury returned a verdict finding CC, LLC ninety percent at fault for Mrs. Thomas’ death, and awarded compensatory damages of $375 million to plaintiffs and then awarded $7.0 billion in punitive damages to plaintiffs on July 26, 2022. On October 7, 2022, plaintiffs filed a motion for a judgment that proposed a reduced total award of $1.1 billion. The trial judge signed the judgment, and CC, LLC posted a $25 million bond to stay the judgment pending appeals. On January 11, 2023, and after issuing a series of decreasing settlement demands over several months, the plaintiffs issued a new, lower settlement demand to CC, LLC and its insurers, and then on January 18, 2023, plaintiffs also filed a notice of remittitur with the court to further reduce the judgment to $262 million, comprised of $87 million in actual damages, and $175 million in punitive damages. On January 24, 2023 and upon the insistence and demand of its insurers, CC, LLC reached a tentative settlement of this lawsuit at an amount substantially less than the reduced judgment and within CC, LLC’s insurance coverage. In the event the settlement is not ultimately finalized, CC, LLC will continue to vigorously defend this lawsuit including pursuing all available appeals.

Charter is a defendant or co-defendant in several lawsuits involving alleged infringement of various intellectual property relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases or related cases. In the event that a court ultimately determines that Charter infringes on any intellectual property, Charter may be subject to substantial damages and/or an injunction that could require Charter or its vendors to modify certain products and services it offers to its subscribers, as well as negotiate royalty or license agreements with respect to the intellectual property at issue. While Charter believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to Charter’s consolidated financial condition, results of operations, or liquidity. Charter cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

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

The following table sets forth the quarterly range of high and low sales prices of our Series B common stock for the years ended December 31, 2022 and 2021. There is no established public trading market for our Series B common stock, which is quoted on the OTC Markets. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Liberty Broadband Corporation
	Series B (LBRDB)
	High	Low
2021
First quarter	$153.11	142.85
Second quarter	$160.40	141.15
Third quarter	$178.00	170.00
Fourth quarter	$173.00	151.00

2022
First quarter	$159.61	130.58
Second quarter	$133.46	105.76
Third quarter	$117.75	93.00
Fourth quarter	$89.95	73.75

Holders

As of January 31, 2023, there were 637, 77 and 2,129 holders of our Series A, Series B and Series C common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

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

A summary of the repurchase activity for the three months ended December 31, 2022 is as follows:

	Series A Common Stock		Series C Common Stock
					(c) Total Number	(d) Maximum Number
					of Shares	(or Approximate Dollar
					Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Programs	Programs
October 1 - 31, 2022	46,960	$79.86	1,141,979	$76.95	1,188,939	$2,151	million
November 1 - 30, 2022	133,398	$88.60	851,285	$85.15	984,683	$2,067	million
December 1 - 31, 2022	214,384	$83.54	566,237	$83.99	780,621	$2,002	million
Total	394,742	$84.81	2,559,501	$81.24	2,954,243

There were no repurchases of Liberty Broadband Series B common stock or Liberty Broadband Preferred Stock during the three months ended December 31, 2022.

During the three months ended December 31, 2022, 31 shares of Liberty Broadband Series A common stock, zero shares of Liberty Broadband Series B common stock, 380 shares of Series C common stock and 150 shares of Liberty Broadband Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is primarily comprised of GCI Holdings, LLC (“GCI Holdings” or “GCI”) (as of December 18, 2020), a wholly owned subsidiary, and an equity method investment in Charter Communications, Inc. (“Charter”).

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

Skyhook Holdings, Inc. (“Skyhook”) was a wholly owned subsidiary of Liberty Broadband until its sale on May 2, 2022 for aggregate consideration of approximately $194 million, including amounts held in escrow of approximately $23 million. Liberty Broadband recognized a gain on the sale of $179 million, net of closing fees, in the second quarter of 2022, which is recorded in Gain (loss) on dispositions, net in the accompanying consolidated statement of operations. Skyhook is included in Corporate and other through April 30, 2022 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty Broadband’s operations and financial results. Included in Revenue in the accompanying consolidated statements of operations is $6 million, $18 million and $17 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to Skyhook. Included in Net earnings (loss) in the accompanying consolidated statement of operations are earnings of $4 million and less than $1 million and losses of $3 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to Skyhook. Included in Total assets in the accompanying consolidated balance sheets as of December 31, 2021 is $18 million related to Skyhook.

Strategies and Challenges

Executive Summary

GCI Holdings, a wholly owned subsidiary of the Company, provides a full range of data, wireless, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under the GCI brand.

Charter is a leading broadband connectivity company and cable operator serving more than 32 million customers in 41 states through its Spectrum brand. Over an advanced high-capacity, two-way telecommunications network, Charter offers a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach delivers tailored advertising and production for the modern media landscape. Charter also distributes award-winning news coverage and sports programming to its customers through Spectrum Networks. At December 31, 2022, Liberty Broadband owned approximately 47.2 million shares of Charter Class A common stock, representing an approximate 30.9% economic ownership interest in Charter’s issued and outstanding shares.

Key Drivers of Revenue

GCI Holdings earns revenue from the monthly fees customers pay for data, wireless, video, voice and managed services. Through close coordination of its customer service and sales and marketing efforts, its customer service representatives suggest to its customers other services they can purchase or enhanced versions of services they already purchase to achieve increased revenue and penetration of its multiple service offerings.

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

GCI Holdings

GCI Holdings offers wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. The Russian invasion of Ukraine in February 2022 has led to further economic disruptions. The U.S. Federal Reserve increased interest rates starting in March 2022 and additional increases are expected to continue. Mounting inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Unfavorable economic conditions, such as a recession or economic slowdown in the U.S., or inflation in the markets in which GCI operates, could negatively affect the affordability of and demand for GCI’s products and services and its cost of doing business.

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. The Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years. The Alaska economy is subject to recessionary pressures as a result of the economic impacts of the COVID-19 pandemic, volatility in oil prices, inflation, and other causes that could result in a decrease in economic activity. While it is difficult for GCI Holdings to predict the future impact of a recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. In addition, adverse economic conditions may lead to an increased number of customers that are unable to pay for services. There is a risk that GCI Holdings’ accounts receivable and bad debt expense could increase substantially in a recessionary environment. If a recession occurs, it could negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

In addition, during 2022, GCI Holdings began to experience the impact of inflation-sensitive items, including upward pressure on the costs of materials, labor, and other items that are critical to GCI Holding’s business. GCI Holdings continues to monitor these impacts closely and, if costs continue to rise, may be unable to recoup losses or offset diminished margins by passing these costs through to its customers or implementing offsetting cost reductions.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the Federal Communications Commission ("FCC"), interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned and receivables recognized by the Company. As of December 31, 2022, the Company had net accounts receivable from the RHC Program in the amount of approximately $80 million, which is included within Trade and other receivables in the consolidated balance sheets.

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

On June 25, 2020, GCI Holdings submitted cost studies with respect to a number of its rates for services provided to its RHC customers for the funding year ended June 30, 2021, which require approval by the Bureau. GCI Holdings further updated those studies on November 12, 2020, to reflect the completion of the bidding season for that funding year. On May 24, 2021, the FCC approved the cost studies submitted by GCI Holdings for the funding year ended June 30, 2021. Subsequently, on August 16, 2021, GCI submitted a request for approval of rates for 17 additional sites, 13 of which the FCC approved on December 22, 2022. The rest remain pending.

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

Enforcement Bureau and Related Inquiries. On March 23, 2018, GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC relating to the period beginning January 1, 2015 and including all future periods. This includes inquiry into the rates charged by GCI Holdings and other aspects related to the Enforcement Bureau’s review of GCI Holdings’ compliance with program rules, which are discussed separately below. The ongoing uncertainty in program funding, as well as the uncertainty associated with the rate review, could have an adverse effect on its business, financial position, results of operations or liquidity.

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

The FCC’s Enforcement Bureau and GCI Holdings held discussions regarding GCI Holdings potential RHC Program compliance issues related to certain of its contracts with its RHC customers for which GCI Holdings had previously recognized an estimated liability for a probable loss of approximately $12 million in 2019 for contracts that were deemed probable of not complying with the RHC Program rules. During the year ended December 31, 2022, GCI Holdings recorded an additional estimated settlement expense of $15 million relating to a settlement offer made by GCI Holdings resulting in a total estimated liability of $27 million. GCI Holdings also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $30 million, which is a reduction of the reasonably possible loss range as previously disclosed in our December 31, 2021 Form 10-K given the settlement offer made during 2022. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties but such amounts could not be reasonably estimated.

The DOJ and GCI Holdings held discussions regarding the qui tam action whereby the DOJ clarified that its investigation relates to the years from 2010 through 2019 and alleged that GCI Holdings had submitted false claims under the RHC Program during this time period. GCI Holdings continues to work with the DOJ related to this matter and has recorded a $14 million estimated settlement expense during the year ended December 31, 2022 to reflect discussions and settlement offers that GCI Holdings made to the DOJ during 2022. However, the Company is unable to assess the ultimate outcome of this action and is unable to reasonably estimate any range of additional possible loss beyond the $14 million estimated settlement liability, including any type of fine or penalty that may ultimately be assessed as permitted under the applicable law.

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

Revision of Support Calculations. On August 20, 2019, the FCC released an order changing the manner in which support issued under the RHC Program will be calculated and approved. Some of these changes will become effective beginning with the funding year ended June 30, 2021, while others will apply beginning with the funding year ending June 30, 2022. On October 21, 2019, GCI Holdings appealed the order to the United States Court of Appeals for the District of Columbia Circuit. On December 6, 2019, that appeal was held in abeyance for nine months due to pending Petitions for Reconsideration filed by other parties at the FCC. The period of abeyance was subsequently extended several times, and is currently in place through March 8, 2023. At the direction of the FCC, USAC has released a database that purports to determine a median rate which will cap the amount of support available for each service sold under the program, starting in the funding year ending June 30, 2022. GCI Holdings has sought FCC review of various aspects of the database implementation. On September 30, 2020, USAC released a refreshed version of the database incorporating limited changes submitted by interested parties. On January 19, 2021, the Bureau issued an Order that waives the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Order requires GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ended on June 30, 2021. On April 8, 2021, the Bureau issued an Order further extending the January 19, 2021 waiver to carriers nationwide and eliminating the ability or requirement to use the database to establish the healthcare provider payments for services subsidized by the RHC Telecom Program. On April 12, 2022 and May 25, 2022, the Bureau issued Orders further extending the January 19, 2021 and April 8, 2021 waivers regarding use of the database by health care providers seeking support under the RHC Program through the funding year ending June 30, 2024. On January 26, 2023, the Commission adopted an Order on Reconsideration, Report and Order, and Second Further Notice of Proposed Rulemaking, which grants the petitions challenging the rates database, returns the RHC Telecom Program to the rate determination rules in place prior to the adoption of the rates database, permits providers to determine rural rates based on previously approved rates through the funding years ending June 30, 2025 and June 30, 2026, and seeks comment on future revisions to the rate determination rules.

Charter

Charter faces intense competition for residential customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants. With respect to its residential business, Charter competes with other providers of video, Internet access, telephone and mobile services, and other sources of home entertainment. Charter’s principal competitors for video services are DBS service providers, as well as virtual multichannel video programming distributors such as Hulu Live, YouTube TV, Sling TV, Philo and DirecTV Stream. Charter’s principal competitors for Internet services are the broadband services provided by companies, including fiber-to-the-home, fixed wireless broadband, Internet delivered via satellite and DSL services. A growing number of commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. These options offer alternatives to cable-based Internet access. Charter’s principal competitors for voice and mobile services are other mobile and wireline phone providers, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which Charter operates its residential voice service.

During the year ended December 31, 2022, Charter added 1,728,000 mobile lines, 344,000 Internet customers and 126,000 residential and Small and Medium Business customer relationships, which excludes mobile-only customers. Charter continues to see lower customer move rates and switching behavior among providers, which has reduced its selling opportunities. In October 2022, Charter introduced Spectrum One, which brings together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile, to offer consumers fast, reliable and secure online connections on their favorite devices at home and on-the-go in a high-value package which contributed to Charter’s increase in mobile lines in the fourth quarter. In 2022, Charter also made targeted investments in employee wages and benefits inside of its operations to build employee skill sets and tenure as well as continued investments in digitization of its customer service platforms and proactive maintenance all with the goal of improving the customer experience, reducing transactions and driving customer growth.

Charter spent $1.8 billion on its rural construction initiative during the year ended December 31, 2022. Charter expects that over time, its rural construction initiative will support customer growth and in 2022, Charter constructed over 200,000 rural passings. In addition, Charter continues to evolve and upgrade its network to provide higher Internet speeds and reliability and invest in its products and customer service platforms. By continually improving its product set and offering consumers the opportunity to save money by switching to its services, Charter believes it can continue to penetrate its expanding footprint and attract more spend on additional products for its existing customers.

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

Operating Results

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Revenue
GCI Holdings	$969	970	34
Corporate and other	6	18	17
Consolidated	$975	988	51

Operating Income (Loss)
GCI Holdings	$54	72	(5)
Corporate and other	(93)	(170)	(55)
Consolidated	$(39)	(98)	(60)

Adjusted OIBDA
GCI Holdings	$358	354	10
Corporate and other	(31)	(49)	(24)
Consolidated	$327	305	(14)

Revenue

Revenue decreased $13 million and increased $937 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. Revenue at GCI Holdings remained relatively flat for the year ended December 31, 2022, as compared to the corresponding prior year period. The increase in revenue for the year ended December 31, 2021, as compared to the corresponding prior year period, was primarily due to revenue from GCI Holdings as a result of the Combination on December 18, 2020. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Revenue for Corporate and other decreased for the year ended December 31, 2022, as compared to the corresponding prior year period, due to the sale of Skyhook. With the sale of Skyhook in May 2022, Corporate and other revenue was minimal during the first half of 2022 and will be zero in future periods as all Corporate and other revenue was generated by Skyhook. Revenue for Corporate and other increased slightly for the year ended December 31, 2021, as compared to the corresponding prior year period, due to increased revenue at Skyhook from both existing and new customers.

Operating Income (Loss)

Consolidated operating loss decreased $59 million and increased $38 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. Operating loss for Corporate and other for the years ended December 31, 2022 and 2021 included net litigation settlements of $38 million and $95 million, respectively. Operating loss for Corporate and other decreased for the year ended December 31, 2022, as compared to the corresponding prior year period, primarily due to decreased litigation settlements, as well as decreased professional service fees. Operating loss for Corporate and other for the year ended December 31, 2021, as compared to the corresponding prior year period, increased due to increased litigation settlements, as well as an increase in professional service fees and corporate compensation expenses, partially offset by the absence of transaction costs in 2021.

Operating income decreased at GCI Holdings for the year ended December 31, 2022, as compared to the corresponding prior year period, and increased for the year ended December 31, 2021, as compared to the corresponding prior year period. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Stock-based compensation

Stock-based compensation expense decreased $4 million and increased $32 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The decrease in stock-based compensation expense during 2022 was primarily due to a decrease in Liberty Broadband’s allocation rate per the services agreement arrangement as described in note 1 to the accompanying consolidated financial statements. The increase in stock-based compensation expense during 2021 was primarily due to upfront grants per our CEO’s employment agreement, along with the impact of the Combination.

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

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Operating income (loss)	$(39)	(98)	(60)
Depreciation and amortization	262	267	15
Stock-based compensation	37	41	9
Litigation settlement, net of recoveries	67	95	—
Transaction costs	—	—	22
Adjusted OIBDA	$327	305	(14)

Adjusted OIBDA improved $22 million and $319 million in the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. GCI Holdings’ Adjusted OIBDA improved $4 million and $344 million in the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Corporate and other Adjusted OIBDA changed due to the fluctuations in operating income (loss) as discussed above.

Other Income and Expense:

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Other income (expense):
Interest expense	$(133)	(117)	(28)
Share of earnings (losses) of affiliate	1,326	1,194	713
Gain (loss) on dilution of investment in affiliate	(63)	(102)	(184)
Realized and unrealized gains (losses) on financial instruments, net	334	67	(83)
Gain (loss) on dispositions, net	179	12	—
Other, net	(70)	(6)	3
	$1,573	1,048	421

Interest expense

Interest expense increased $16 million and $89 million during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The increase in 2022 was driven by higher interest rates on our variable rate debt. The increase in 2021 was driven by additional amounts outstanding on the Margin Loan Facility, the 2.75% Debentures and the 1.25% Debentures (each as defined in note 8 to the accompanying consolidated financial statements). The increase in 2021 was partially offset by a decrease in our weighted average interest rates.

Share of earnings (losses) of affiliates

Share of earnings from affiliates increased $132 million and $481 million during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. Share of earnings (losses) from affiliates is attributable to the Company’s ownership interest in Charter. Upon the Company’s initial investment in Charter, the Company allocated the excess basis, between the book basis of Charter and fair value of the shares acquired, and ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. As of December 31, 2022, property and equipment and customer relationships have weighted average remaining useful lives of approximately 5 years and 8 years, respectively. Outstanding debt is amortized over the contractual period using the straight-line method. Amortization related to debt and intangible assets with identifiable useful lives is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying consolidated statements of operations and aggregated $232 million, $234 million, and $144 million, net of related taxes, for the years ended December 31, 2022, 2021 and 2020, respectively.

The following is a discussion of Charter’s stand alone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations. Charter is a separate publicly traded company and additional information about Charter can be obtained through its website and public filings, which are not incorporated by reference. The amounts included in the table below, derived from Charter’s public filings, represent Charter’s results for each of the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Revenue	$54,022	51,682	48,097
Operating expenses, excluding stock-based compensation	(32,687)	(31,381)	(29,637)
Adjusted OIBDA	21,335	20,301	18,460
Depreciation and amortization	(8,903)	(9,345)	(9,704)
Stock-based compensation	(470)	(430)	(351)
Operating income	11,962	10,526	8,405
Other expenses, net	(4,500)	(4,138)	(4,103)
Net income (loss) before income taxes	7,462	6,388	4,302
Income tax benefit (expense)	(1,613)	(1,068)	(626)
Net income (loss)	$5,849	5,320	3,676

Charter’s revenue increased $2.3 billion and $3.6 billion during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior years. Revenue growth during both years was primarily due to increases in the number of residential Internet, mobile and commercial customers and price adjustments, as well as higher advertising sales in 2022.

The increases in revenue during 2022 and 2021 were partially offset by the net impact of increased operating expenses, excluding stock-based compensation, of $1.3 billion and $1.7 billion, respectively. Operating costs increased during the year ended December 31, 2022, as compared to the corresponding prior year, primarily due to increased mobile costs, costs to service customers, as well as other corporate operating costs, partially offset by decreased programming costs and regulatory, connectivity and produced content costs. Operating costs increased during the year ended December 31, 2021, as compared to the corresponding prior year, primarily due to increased mobile and programming costs, as well as increased regulatory, connectivity and produced content costs. Operating costs for the year ended December 31, 2021 also increased due to increased litigation settlements, including the settlement with Sprint Communications Company L.P. and T-Mobile USA, Inc. for $220 million.

Mobile costs were comprised of mobile device, mobile service, customer acquisition and operating costs. The increase in both years is attributable to an increase in the number of mobile lines.

Costs to service customers increased during 2022 compared to the corresponding period in 2021 primarily due to higher bad debt, adjustments to job structure, pay and benefits to build a more skilled and longer tenured workforce and fuel costs.

Other corporate operating costs increased during 2022 compared to the corresponding period in 2021 primarily due to increased advertising sales expense driven by higher political advertising revenue, as well as higher computer and software expense and labor costs.

Regulatory, connectivity and produced content decreased during 2022 compared to the corresponding period in 2021 primarily due to lower costs of video devices sold to customers and regulatory pass-through fees, as well as lower sports rights costs as a result of more basketball games during 2021 as compared to 2022 as the prior period had additional games due to the delayed start of the 2020 - 2021 National Basketball Association ("NBA") season as a result of COVID-19. Regulatory, connectivity and produced content increased during 2021 primarily due to higher sports rights costs as a result of more NBA and Major League Baseball games during 2021 as compared to the corresponding period in 2020.

Programming costs decreased during 2022 compared to the corresponding period in 2021 as a result of fewer customers and a higher mix of lower cost video packages within Charter’s video customer base, offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent. Programming costs increased during 2021 compared to the corresponding period in 2020 as a result of $124 million more rebates in 2020 than 2021 from sports programming networks as a result of canceled sporting events due to COVID-19, as well as contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent offset by fewer customers and a higher mix of lower cost video packages within Charter’s video customer base.

Charter’s Adjusted OIBDA in 2022 and 2021 increased for the reasons described above.

Depreciation and amortization expense decreased $442 million and $359 million during the years ended December 31, 2022 and 2021, respectively. The decreases in both years were primarily due to a decrease in depreciation and amortization as certain assets acquired in acquisitions become fully depreciated, offset by an increase in depreciation as a result of more recent capital expenditures.

Charter’s results were also impacted by other expenses, net which increased $362 million and $35 million in the years ended December 31, 2022 and 2021, respectively, compared to the corresponding prior year periods. The changes in other expenses, net during the year ended December 31, 2022, as compared to the corresponding period in the prior year, were primarily due to increased net interest expense, as well as increased losses on extinguishment of debt and increased losses on equity investments.

The changes in other expenses, net during the year ended December 31, 2021, as compared to the corresponding period in the prior year, were primarily due to increased net interest expense, as well as increased losses on financial instruments and increased losses on equity investments, partially offset by increased net periodic pension benefits. The loss on equity investments also included an impairment on equity investments of approximately $165 million during the year ended December 31, 2021.

Income tax expense increased $545 million and $442 million during the years ended December 31, 2022 and 2021, respectively, compared to the corresponding prior year periods. Income tax expense increased during the year ended December 31, 2022, as compared to the corresponding period in the prior year, primarily as a result of an increase in pretax income, lower benefit from state tax rate changes and decreased recognition of excess tax benefits resulting from share-based compensation during 2021. Income tax expense increased during the year ended December 31, 2021, as compared to the corresponding period in the prior year, primarily as a result of higher pretax income.

Gain (loss) on dilution of investment in equity affiliate

The loss on dilution of investment in affiliate decreased by $39 million and $82 million during the years ended December 31, 2022 and 2021, respectively, compared to the corresponding periods in the prior year. The decrease in 2022 is primarily due to a decrease in issuance of Charter common stock from the exercise of stock options held by employees and other third parties, partially offset by a smaller gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares, compared to the corresponding period in the prior year. The decrease in 2021 is primarily due to decreases in issuance of Charter’s common stock from the exercise of stock options held by employees and other third parties, partially offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Indemnification obligation	$273	21	(9)
Exchangeable senior debentures	61	46	(74)
	$334	67	(83)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 5 and 8 to the accompanying consolidated financial statements for additional discussion). The increase in realized and unrealized gains in 2022, compared to the corresponding period in the prior year, was primarily due to an increase in unrealized gains on the indemnification obligation, as well as the changes in fair value of the 2.75% Debentures, the 1.25% Debentures and the 1.75% Debentures related to changes in market price of the underlying Charter stock. The increase in 2021, compared to the corresponding period in the prior year, was primarily related to the assumption of the indemnification obligation by the Company as a result of the Combination, as well as the changes in fair value of the 2.75% Debentures, the 1.25% Debentures and the 1.75% Debentures related to changes in market price of the underlying Charter stock.

Gain (loss) on dispositions, net

Liberty Broadband recognized a gain on the sale of Skyhook of $179 million, net of closing fees, in the second quarter of 2022, which is recorded in Gain (loss) on dispositions, net in the accompanying consolidated statement of operations.

In 2021, Liberty Broadband recorded a gain of $12 million on the sale of an investment that occurred during the third quarter of 2021, which is recorded in Gain (loss) on dispositions, net in the accompanying consolidated statement of operations.

Other, net

Other, net expense increased $64 million and $9 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The increase in both years was primarily due to a tax sharing receivable with Qurate Retail, Inc. (“Qurate Retail”) that resulted in increased losses of $69 million and $12 million for the years ended December 31, 2022 and 2021, respectively. See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying consolidated financial statements.

Income taxes

Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Earnings (loss) before income taxes	$1,534	950	361
Income tax (expense) benefit	(277)	(218)	37
Effective income tax rate	18%	23%	10%

Our effective tax rate for the year ended December 31, 2022 was 18%. Our effective tax rate was lower than the federal tax rate of 21% in 2022 primarily due to the nontaxable decrease in the fair value of the indemnification obligation owed to Qurate Retail and tax benefits from the sale of stock of a subsidiary.

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

Net earnings (losses)

We had net earnings of $1,257 million, $732 million and $398 million for the years ended December 31, 2022, 2021 and 2020, respectively. The change in net earnings (losses) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2022, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of December 31, 2022, Liberty Broadband had a cash balance of $375 million.

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$(56)	3	(96)
Net cash provided (used) by investing activities	$3,047	4,062	575
Net cash provided (used) by financing activities	$(2,797)	(5,292)	904

The increase in cash used by operating activities in 2022, as compared to the corresponding prior year period, was primarily driven by the non-recurring favorable collection of accounts receivable during the first quarter of 2021 from the RHC Program for the funding years that ended on June 30, 2019 and June 30, 2020.

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

During the years ended December 31, 2022 and 2021, net cash flows provided by investing activities were primarily related to the sale of 6,168,174 and 6,077,664 shares of Charter Class A common stock for $3.0 billion and $4.2 billion, respectively, to maintain our fully diluted ownership percentage of Charter at 26%. In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 6 to the accompanying consolidated financial statements). The Company expects the Charter Repurchases to be a significant source of liquidity in future periods. Additionally, the Company received $163 million of cash proceeds, net of closing fees, from the sale of Skyhook. These net inflows of cash was partially offset by capital expenditures of $181 million and $134 million during the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2020, net cash flows provided by investing activities were primarily due to the $592 million in cash acquired as a result of the Combination, offset partially by the exercise of preemptive rights to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $15 million.

During the year ended December 31, 2022, net cash flows used in financing activities were primarily repurchases of Series A and Series C Liberty Broadband common stock of $2.9 billion, partially offset by net borrowings of debt of approximately $100 million of outstanding Revolving Loans (as defined in note 8 to the accompanying consolidated financial statements) under the Margin Loan Facility.

During the year ended December 31, 2021, net cash flows used in financing activities were primarily repurchases of Series A and Series C Liberty Broadband common stock of $4.3 billion, as well as net debt repayments of $700 million of outstanding Revolving Loans under the Margin Loan Facility, net debt repayment of $155 million by GCI, LLC on its revolving credit facility and repayment by GCI, LLC of $395 million of the Term Loan B (as defined in note 8 to the accompanying consolidated financial statements), partially offset by additional borrowings of $250 million under the Term Loan A (as defined in note 8 to the accompanying consolidated financial statements).

During the year ended December 31, 2020, net cash flows provided by financing activities were primarily borrowings of $2.8 billion under the Margin Loan Facility and issuances of multiple senior exchangeable debentures (see note 8 to the accompanying consolidated financial statements for more information), partially offset by repayments of debt of $1.3 billion and repurchases of Series C Liberty Broadband common stock of $597 million.

The projected uses of our cash are the potential buyback of common stock under the approved share buyback program, net capital expenditures of approximately $185 million, approximately $175 million for interest payments on outstanding debt, approximately $15 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to reimburse Liberty for amounts due under various agreements and to fund potential investment opportunities. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Off-Balance Sheet Arrangements and Material Cash Requirements

We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made, except for those matters disclosed in notes 10 and 14 to the accompanying consolidated financial statements.

Information concerning the amount and timing of current and long-term material cash requirements, both accrued and off-balance sheet, excluding loss contingencies and uncertain tax positions, if any, where it is indeterminable when payments will be made, is summarized below:

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years

	amounts in millions
Material Cash Requirements
Debt (1)	$3,817	3	1,406	391	2,017
Preferred stock liquidation value	180	—	—	—	180
Interest expense and preferred stock dividends (2)	1,339	184	221	170	764
Finance and operating lease obligations	128	48	55	11	14
Tower obligations, including interest	140	8	16	16	100
Purchase obligations	119	59	37	16	7
Total	$5,723	302	1,735	604	3,082
(1)	Amounts are reflected in the table at the outstanding principal amount at December 31, 2022, assuming the debt instrument will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or

(ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2022, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2022 rates and (iii) assume that our existing debt is repaid at contractual maturity.

Critical Accounting Estimates and Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the accompanying consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates and accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.

Application of the Equity Method of Accounting for Investments in Affiliates. For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the equity method investee. The Company determines the difference between the purchase price of the equity method investee and the underlying equity which results in an excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s equity method investee through an acquisition accounting exercise and is allocated within memo accounts used for equity method accounting purposes. Depending on the applicable underlying assets, these amounts are either amortized over the applicable useful lives or determined to be indefinite lived.

Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity method investee, to investors other than the Company, are recognized in the statement of operations through the gain (loss) on dilution of investment in affiliate line item. We periodically evaluate our equity method investment to determine if decreases in fair value below our cost basis are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statements of operations. Other than temporary declines in fair value of our equity method investment would be included in share of earnings (losses) of affiliates in our consolidated statement of operations.

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

Results of Operations—GCI Holdings, LLC

As described in notes 1 and 4 to the accompanying consolidated financial statements, Liberty Broadband acquired GCI Holdings in the Combination on December 18, 2020. As GCI Holdings’ results are only included in the Company’s 2020 results for 13 days following the Combination, we believe a discussion of GCI Holdings’ results for a comparative three year period promotes a better understanding of GCI Holdings’ operations. For comparison and discussion purposes the Company is presenting (a) the results of GCI Holdings for the years ended December 31, 2022 and 2021, as included in the accompanying consolidated financial statements of the Company and (b) the actual historical results of GCI Holdings for the year ended December 31, 2020, exclusive of the effects of acquisition accounting. The most significant effect of acquisition accounting is an increase to depreciation and amortization as compared to prior periods as a result of an increase in fair values of depreciable and amortizable assets. This historical financial information of GCI Holdings can be found in historical filings of GCI Liberty, Inc. with the exception of the fourth quarter of 2020. The financial information below is presented voluntarily and does not purport to represent what the results of operations of GCI Holdings would have been if it were a wholly owned subsidiary of Liberty Broadband for the periods presented or to project the results of operations of GCI Holdings for any future periods.

GCI Holdings provides a full range of data, wireless, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	December 31,
	2022	2021	2020
Consumer
Data:
Cable modem subscribers[1]	157,200	151,900	140,600
Wireless:
Wireless lines in service[2]	191,100	185,200	176,900

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

2 A wireless line in service is defined as a wireless device with a monthly fee for services.

GCI Holdings’ operating results for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Revenue	$969	970	949
Operating expenses (excluding stock-based compensation included below):
Operating expense	(250)	(272)	(271)
Selling, general and administrative expenses	(361)	(344)	(333)
Adjusted OIBDA	358	354	345
Stock-based compensation	(13)	(16)	(10)
Litigation settlement	(29)	—	—
Depreciation and amortization	(262)	(266)	(248)
Operating income (loss)	$54	72	87

Revenue

The components of revenue are as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Consumer
Data	$231	214	188
Wireless	193	184	171
Other	55	86	106
Business
Data	395	368	339
Wireless	53	74	89
Other	42	44	56
Total revenue	$969	970	949

Consumer data revenue increased $17 million and $26 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The increases in both years were driven by increases in the number of subscribers and the subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer wireless revenue increased $9 million and $13 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The increases in both years were primarily due to increased plan service fee revenue driven by an increase in the number of subscribers and subscribers’ selection of plans with higher recurring monthly charges that offer higher usage limits. Additionally, equipment and accessories sales revenue increased, which was driven by an increase in the number of handsets sold.

Consumer other revenue decreased $31 million and $20 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. Consumer other revenue consists of consumer video and voice revenue. The decreases in both years were due to a decrease in video revenue primarily driven by decreased video subscribers. This was the result of both the transition from traditional linear video delivery to IP delivery and GCI Holdings’ decision to discontinue selling bulk video packages for multi-dwelling units. Additionally, when 2021 is compared to the corresponding prior year period, there was a decrease in advertising revenue driven by a reduction in advertising sales due to the absence of a major political election in 2021 compared to 2020. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and expects a continued decrease as customers potentially choose alternative services.

Business data revenue increased $27 million and $29 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The increases in both years were primarily due to increased sales to school and health care customers due to service upgrades as well as new customer growth. The increases for both periods were partially offset by decreases in professional services revenue driven by a reduction in time and materials project work.

Business wireless revenue decreased $21 million and $15 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The decrease in 2022 was primarily due to decreases in roaming revenue. The decrease in roaming revenue was driven by a contract amendment signed in the fourth quarter of 2021. Although the contract amendment will result in lower annual roaming revenue, GCI Holdings will benefit from the extension of the agreement for several years as well as continued backhaul revenue. The decrease in 2021 was primarily due to a decrease in grant and roaming revenue.

Business other revenue decreased $2 million and $12 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. Business other revenue consists of business video and voice revenue. The decrease in 2022 was primarily due to decreased business video and long distance revenue. The decrease in 2021 was primarily due to the sale of the Company’s broadcast television station in the third quarter of 2020, as well as a reduction in conference calling, long distance minutes and local service lines for voice services. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and has not focused business efforts on growth in these areas.

Operating expenses decreased $22 million and increased $1 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The decrease in 2022 was primarily due to a decrease in video costs, primarily due to a decrease in costs paid to content producers driven by reduced video subscribers, partially offset by an increase in costs to operate GCI Holdings’ network driven by the increase in demand for data services.

The increase in 2021 was primarily due to an increase in costs to operate our network driven by the increase in demand from school and health care customers, as well as an increase in wireless handset costs. These increases were partially offset by a decrease in professional services costs driven by a reduction in time and materials project work and a decrease in video costs driven by the sale of the Company’s broadcast television station in the third quarter of 2020, as well as a decrease in costs paid to content producers driven by a decrease in video subscribers.

Selling, general and administrative expenses increased $17 million and $11 million for the years ended December 31, 2022 and 2021, as compared to the corresponding prior year periods. The increase in 2022 was primarily due to increases in labor related costs driven by an increase in contract labor costs.

The increase in 2021 was primarily due to an increase in labor related costs driven by increases in healthcare costs as employees returned to normal healthcare interactions and increases in contract labor. The increase is partially offset by decreased legal and compliance costs and decreased lease and facility costs.

Stock based compensation decreased $3 million and increased $6 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The decrease in 2022 was due to awards granted in prior years that became fully vested in 2021. The increase in 2021 was due to the fair value assigned to converted awards as part of the modification as a result of the Combination. Additionally, stock-based compensation expense for the year ended December 31, 2020 included the reversal of expense for performance-based awards that did not vest.

Litigation settlement increased $29 million for the year ended December 31, 2022, as compared to the corresponding prior year period. This was due to an increase in the estimated liability of $29 million relating to compliance with RHC program rules which reflects settlement offers that GCI Holdings made to the DOJ and the Enforcement Bureau of the FCC in 2022.

Depreciation and amortization decreased $4 million and increased $18 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The decrease in 2022 was due to lower amortization expense because of an accelerated recognition pattern for amortizing intangible assets. The increase in 2021 was primarily due to an increase in assets placed in service since January 1, 2020 and higher amortization expense because of an accelerated recognition pattern for amortizing intangibles as a result of the Combination.

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

Liberty Broadband’s borrowings under the Margin Loan Agreement (as defined in note 8 to the accompanying consolidated financial statements) and the Senior Credit Facility (as defined in note 8 to the accompanying consolidated financial statements) carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), an index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. Our Margin Loan Agreement and Senior Credit Facility provide for a transition to a SOFR based rate or to other alternative reference rates depending on acceptance in the market of these rates.

As of December 31, 2022, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$402	5.9%	$600	4.8%
Corporate and other	$1,400	6.2%	$1,415	1.9%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), and under the oversight of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-23 for Management's Report on Internal Control Over Financial Reporting.

See page II-24 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2022, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, the Company's internal control over financial reporting is effective.

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

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Broadband Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Broadband Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Broadband Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Equity method accounting for the Company’s investment in Charter

As discussed in notes 2 and 6 to the consolidated financial statements, the Company has recorded an investment in Charter of $11,433 million as of December 31, 2022, accounted for using the equity method. The investment represents approximately 75.5% of the total assets of the Company as of December 31, 2022. The investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses as they occur and for additional purchases and sales of Charter shares. The Company’s investment in Charter differs from the underlying equity of Charter which results in excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s investee within memo accounts used for equity method accounting.

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

Sufficiency of audit evidence over certain data, wireless, video and voice revenue streams

As discussed in note 2 to the consolidated financial statements and disclosed in the consolidated statements of operations, the Company reported revenue of $975 million for the year ended December 31, 2022, which included $892 million of revenue related to data, wireless, video and voice services at GCI Holdings. The Company’s accounting for these revenue streams involves multiple processes and information technology (IT) systems.

We identified the evaluation of sufficiency of audit evidence over certain data, wireless, video, and voice revenue streams at GCI Holdings as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the number of revenue streams and related IT applications utilized throughout the revenue recognition process. Subjective auditor judgment was required to evaluate whether relevant revenue data was captured and aggregated throughout these various processes and IT applications, which included the involvement of IT professionals with specialized skills and knowledge. We applied auditor judgment in determining the revenue streams over which procedures would be performed and evaluating the nature and extent of evidence obtained over each relevant revenue stream.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue.  For each revenue stream where procedures were performed:

—   we evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue recognition process, including controls related to accurately recording amounts for certain of the Company’s data, wireless, video, and voice revenue streams

—   we assessed the recorded revenue by selecting a sample of transactions and compared the amounts recognized to underlying documentation, including evidence of contracts with customers.

We involved IT professionals with specialized skills and knowledge, who assisted in:

—  testing relevant IT applications and internal controls over the Company’s revenue recognition processes

—  testing the transfer of relevant revenue data between different IT systems used in the Company’s revenue recognition processes.

We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
February 17, 2023

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets

December 31, 2022 and 2021

	2022	2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$375	191
Trade and other receivables, net	201	206
Prepaid and other current assets	84	62
Total current assets	660	459
Investment in Charter, accounted for using the equity method (note 6)	11,433	13,260
Property and equipment, net (note 2)	1,011	1,031
Intangible assets not subject to amortization
Goodwill (note 7)	755	762
Cable certificates	550	550
Other	37	37
Intangible assets subject to amortization, net (note 7)	516	573
Other assets, net	180	296
Total assets	$15,142	16,968

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets (Continued)

December 31, 2022 and 2021

	2022	2021

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$92	99
Deferred revenue	20	25
Current portion of debt, including $1,373 and $25 measured at fair value, respectively (note 8)	1,376	28
Indemnification obligation (note 5)	50	324
Other current liabilities	137	106
Total current liabilities	1,675	582
Long-term debt, net, including zero and $1,403 measured at fair value, respectively (note 8)	2,425	3,733
Obligations under finance leases and tower obligations, excluding current portion (note 9)	86	89
Long-term deferred revenue	63	35
Deferred income tax liabilities (note 10)	2,040	1,998
Preferred stock (note 11)	202	203
Other liabilities	150	189
Total liabilities	6,641	6,829
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,528,468 and 23,232,342 at December 31, 2022 and 2021 respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,106,636 and 2,544,548 at December 31, 2022 and 2021, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 125,962,296 and 144,854,780 at December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	3,318	6,214
Accumulated other comprehensive earnings (loss), net of taxes	9	14
Retained earnings	5,155	3,898
Total stockholders' equity	8,483	10,127
Non-controlling interests	18	12
Total equity	8,501	10,139
Commitments and contingencies (note 14)
Total liabilities and equity	$15,142	16,968

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	amounts in millions,
	except per share amounts

Revenue	$975	988	51
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	253	282	20
Selling, general and administrative, including stock-based compensation and transaction costs (note 12)	432	442	76
Depreciation and amortization	262	267	15
Litigation settlement, net of recoveries (note 14)	67	95	—
	1,014	1,086	111
Operating income (loss)	(39)	(98)	(60)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(133)	(117)	(28)
Share of earnings (losses) of affiliate (note 6)	1,326	1,194	713
Gain (loss) on dilution of investment in affiliate (note 6)	(63)	(102)	(184)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	334	67	(83)
Gain (loss) on dispositions, net (note 1)	179	12	—
Other, net	(70)	(6)	3
Earnings (loss) before income taxes	1,534	950	361
Income tax benefit (expense)	(277)	(218)	37
Net earnings (loss)	1,257	732	398
Less net earnings (loss) attributable to the non-controlling interests	—	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$1,257	732	398
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$8.01	3.97	2.18
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$7.96	3.93	2.17

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	amounts in millions
Net earnings (loss)	$1,257	732	398
Other comprehensive earnings (loss), net of taxes:
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(5)	(1)	7
Other comprehensive earnings (loss), net of taxes	(5)	(1)	7
Comprehensive earnings (loss)	1,252	731	405
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$1,252	731	405

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$1,257	732	398
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	262	267	15
Stock-based compensation	37	41	9
Litigation settlement, net of recoveries	67	—	—
Share of (earnings) losses of affiliate, net	(1,326)	(1,194)	(713)
(Gain) loss on dilution of investment in affiliate	63	102	184
Realized and unrealized (gains) losses on financial instruments, net	(334)	(67)	83
Deferred income tax expense (benefit)	54	(15)	(37)
(Gain) loss on dispositions, net	(179)	(12)	—
Other, net	(4)	(3)	1
Changes in operating assets and liabilities:
Current and other assets	140	214	(14)
Payables and other liabilities	(93)	(62)	(22)
Net cash provided by (used in) operating activities	(56)	3	(96)
Cash flows from investing activities:
Capital expenditures	(181)	(134)	(2)
Grant proceeds received for capital expenditures	25	—	—
Cash received for Charter shares repurchased by Charter	3,034	4,179	—
Cash proceeds from dispositions, net	163	15	—
GCI Liberty, Inc. cash acquired in merger	—	—	592
Other investing activities, net	6	2	(15)
Net cash provided by (used in) investing activities	3,047	4,062	575
Cash flows from financing activities:
Borrowings of debt	325	1,467	2,825
Repayments of debt, finance leases and tower obligations	(231)	(2,476)	(1,301)
Repurchases of Liberty Broadband common stock	(2,882)	(4,272)	(597)
Other financing activities, net	(9)	(11)	(23)
Net cash provided by (used in) financing activities	(2,797)	(5,292)	904
Net increase (decrease) in cash, cash equivalents and restricted cash	194	(1,227)	1,383
Cash, cash equivalents and restricted cash, beginning of period	206	1,433	50
Cash, cash equivalents and restricted cash, end of period	$400	206	1,433

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Equity

Years ended December 31, 2022, 2021 and 2020

					Accumulated	Retained	Noncontrolling
				Additional	other	earnings	interest in
	Common stock			paid-in	comprehensive	(accumulated	equity of	Total
	Series A	Series B	Series C	capital	earnings	deficit)	subsidiaries	equity

	amounts in millions
Balance at December 31, 2019	$—	—	2	7,890	8	2,768	—	10,668
Net earnings (loss)	—	—	—	—	—	398	—	398
Other comprehensive earnings (loss), net of taxes	—	—	—	—	7	—	—	7
Stock-based compensation	—	—	—	9	—	—	—	9
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Liberty Broadband stock repurchases	—	—	—	(597)	—	—	—	(597)
Net impact of GCI Liberty, Inc. Acquisition	—	—	—	3,060	—	—	12	3,072
Noncontrolling interest activity at Charter and other	—	—	—	(40)	—	—	—	(40)
Balance at December 31, 2020	—	—	2	10,320	15	3,166	12	13,515
Net earnings (loss)	—	—	—	—	—	732	—	732
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	41	—	—	—	41
Issuance of common stock upon exercise of stock options	—	—	—	2	—	—	—	2
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(11)	—	—	—	(11)
Liberty Broadband stock repurchases	—	—	(1)	(4,271)	—	—	—	(4,272)
Noncontrolling interest activity at Charter and other	—	—	—	133	—	—	—	133
Balance at December 31, 2021	—	—	1	6,214	14	3,898	12	10,139
Net earnings (loss)	—	—	—	—	—	1,257	—	1,257
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	—	37	—	—	—	37
Issuance of common stock upon exercise of stock options	—	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Liberty Broadband stock repurchases	—	—	—	(2,882)	—	—	—	(2,882)
Noncontrolling interest activity at Charter and other	—	—	—	(45)	—	—	6	(39)
Balance at December 31, 2022	$—	—	1	3,318	9	5,155	18	8,501

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(1) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Liberty Broadband Corporation and its controlled subsidiaries (collectively, "Liberty Broadband," the "Company," “us,” “we,” or “our” unless the context otherwise requires). Liberty Broadband Corporation is primarily comprised of GCI Holdings, LLC (“GCI Holdings” or “GCI”) (as of December 18, 2020), a wholly owned subsidiary, and an equity method investment in Charter Communications, Inc. (“Charter”).

GCI Holdings provides a full range of data, wireless, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under the GCI brand. Charter is a leading broadband connectivity company and cable operator. Over an advanced high-capacity, two-way telecommunications network, Charter offers a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. Charter also distributes award-winning news coverage and sports programming to its customers through Spectrum Networks.

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

As a result of the COVID-19 pandemic, many countries throughout the world took aggressive actions, including imposing travel restrictions and stay-at-home orders, closing public attractions and restaurants, and mandating social distancing practices, which caused a significant disruption to most sectors of the economy at varying levels during the periods covered by the financial statements.

While the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets, we are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

Skyhook Holdings, Inc. (“Skyhook”) was a wholly owned subsidiary of Liberty Broadband until its sale on May 2, 2022 for aggregate consideration of approximately $194 million, including amounts held in escrow of approximately $23 million. Liberty Broadband recognized a gain on the sale of $179 million, net of closing fees, in the second quarter of 2022, which is

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

recorded in Gain (loss) on dispositions, net in the accompanying consolidated statement of operations. Skyhook is included in Corporate and other through April 30, 2022 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty Broadband’s operations and financial results. Included in Revenue in the accompanying consolidated statements of operations is $6 million, $18 million and $17 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to Skyhook. Included in Net earnings (loss) in the accompanying consolidated statement of operations are earnings of $4 million and less than $1 million and losses of $3 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to Skyhook. Included in Total assets in the accompanying consolidated balance sheets as of December 31, 2021 is $18 million related to Skyhook.

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

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. In December 2019, the Company entered into an amendment to the services agreement with Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., GCI Liberty, and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement. This allocation percentage will be determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on a Liberty-wide and CEO basis, weighted 50%, in each case, absent agreement to the contrary by Liberty and the Service Companies in consultation with the CEO. The allocation percentage will then be adjusted annually and following certain events. For the years ended December 31, 2022, 2021 and 2020, the allocation percentage for Liberty Broadband was 33%, 37% and 18%, respectively. Following the Combination, GCI Liberty no longer participates in the services agreement arrangement. The amended services agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $18 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”). A portion of the grants made to our CEO in the year ended December 31, 2020 related to our company’s allocable portion of these upfront awards.

Under these various agreements, amounts reimbursable to Liberty were approximately $10 million and $14 million for the years ended December 31, 2022 and 2021, respectively. Liberty Broadband had a tax sharing receivable with Qurate Retail of $7 million and $86 million as of December 31, 2022 and 2021, respectively, of which $1 million and zero was in Other current assets as of December 31, 2022 and 2021, respectively.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent the historical consolidated financial information of GCI

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Allowance for credit losses was not material as of December 31, 2020. A summary of activity in the allowance for credit losses for the years ended December 31, 2022 and 2021 is as follows (amounts in millions):

		Additions	Deductions
	Balance at	Charged to
	beginning of	costs and	Write-offs net	Balance at
	year	expenses	of recoveries	end of year
2022	$4	4	(4)	4
2021	$—	4	—	4

Derivative Instruments and Hedging Activities

All of the Company’s derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. None of the Company’s derivatives are currently designated as hedges, as a result, changes in the fair value of the derivative are recognized in earnings.

The fair value of certain of the Company’s derivative instruments are estimated using the Black Scholes Merton option-pricing model (“Black-Scholes model”). The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtained volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate was obtained at the inception of the derivative instrument and updated each reporting period, based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Management judgment

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

was required in estimating the Black-Scholes variables. The Company had no outstanding derivative instruments at December 31, 2022 or December 31, 2021.

Investments in Equity Method Affiliates

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the equity method investee. The Company determines the difference between the purchase price of the equity method investee and the underlying equity which results in an excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s equity method investee through an acquisition accounting exercise and is allocated within memo accounts used for equity method accounting purposes. Depending on the applicable underlying assets, these amounts are either amortized over the applicable useful lives or determined to be indefinite lived. Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity method investee, are recognized in the statement of operations through the gain (loss) on dilution of investment in affiliate line item. We periodically evaluate our equity method investment to determine if decreases in fair value below our cost basis are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statements of operations. Other than temporary declines in fair value of our equity method investment would be included in share of earnings (losses) of affiliates in our consolidated statements of operations.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Property and Equipment

Property and equipment is stated at depreciated cost less impairments, if any. Construction costs of facilities are capitalized. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2022, that management intends to place in service when the assets are ready for their intended use. Depreciation is computed using the straight-line method based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable.

Net property and equipment consists of the following:

	December 31,
	2022	2021

	amounts in millions
Land	$16	16
Buildings (25 years)	105	98
Telephony transmission equipment and distribution facilities (5-20 years)	810	705
Cable transmission equipment and distribution facilities (5-30 years)	108	94
Support equipment and systems (3-20 years)	106	97
Fiber optic cable systems (15-25 years)	73	69
Other (2-20 years)	52	40
Construction in progress	126	108
	1,396	1,227
Accumulated depreciation	(385)	(196)
Property and equipment, net	$1,011	1,031

Depreciation of property and equipment under finance leases is included in depreciation and amortization expense in the consolidated statements of operations. Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $195 million, $192 million and $9 million, respectively.

Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of sales or other dispositions of property and equipment.

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. Capitalized interest costs for the years ended December 31, 2022 and 2021 were $4 million and $2 million, respectively, and were not material for the year ended December 31, 2020.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Balance at December 31, 2020	$76
Liability incurred	1
Accretion expense	3
Liability settled	(1)
Balance at December 31, 2021	79
Liability incurred	—
Accretion expense	2
Liability settled	—
Balance at December 31, 2022	$81

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Goodwill, cable certificates (certificates of convenience and public necessity) and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Cable certificates represent agreements or authorizations with government entities that allow access to homes in cable service areas, including the future economic benefits of the right to solicit and service potential customers and the right to deploy and market new services to potential customers. Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. The Company’s annual impairment assessment of its indefinite-lived intangible assets is performed during the fourth quarter of each year.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Other

Other revenue consists of video and voice revenue. Video revenue is generated primarily from residential and business customers that subscribe to GCI Holdings’ cable video plans. Video revenue is billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer. Voice revenue is for fixed monthly fees for voice plans as well as usage based fees for long-distance service usage. Voice plan fees are billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer. Usage based fees are recognized as services are provided.

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

December 31, 2022, 2021 and 2020

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

Judgment is required to determine the standalone selling price for each distinct performance obligation. Services and products are generally sold separately, which helps establish standalone selling price for services and products GCI Holdings provides.

Remaining Performance Obligations

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022 of $242 million in 2023, $93 million in 2024, $64 million in 2025, $35 million in 2026 and $40 million in 2027 and thereafter.

The Company applies certain practical expedients as permitted and does not disclose information about remaining performance obligations that have original expected durations of one year or less, information about revenue remaining from usage based performance obligations that are recognized over time as-invoiced, or variable consideration allocated to wholly unsatisfied performance obligations.

Contract Balances

The Company had receivables of $189 million and $217 million at December 31, 2022 and 2021, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $33 million and $32 million at December 31, 2022 and 2021, respectively, the long-term portion of which are included in Other liabilities. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during 2022 was not materially impacted by other factors.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Revenue from contracts with customers, classified by customer type and significant service offerings follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$231	214	7
Wireless	143	134	5
Other	55	86	3
Business Revenue
Data	392	364	12
Wireless	47	68	3
Other	24	27	1
Lease, grant, and revenue from subsidies	77	77	3
Total GCI Holdings	969	970	34
Corporate and other	6	18	17
Total	$975	988	51

Advertising Costs

Advertising costs generally are expensed as incurred. Advertising expense aggregated $4 million and $5 million for the years ended December 31, 2022 and 2021, respectively, and was not material for the year ended December 31, 2020. Advertising costs are reflected in the Selling, general and administrative, including stock-based compensation line item in our consolidated statements of operations.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in interest expense in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in Other, net in the accompanying consolidated statements of operations.

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

GCI Holdings receives support from each of the various Universal Service Fund ("USF") programs: rural health care, schools and libraries, high-cost, and lifeline. The programs are subject to change by regulatory actions taken by the FCC or legislative actions, therefore, changes to the programs could result in a material decrease in revenue that the Company has recorded. Historical revenue recognized from the programs was 35%, 32% and 29% of GCI Holdings’ revenue for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had USF net receivables of $116 million at December 31, 2022. See note 14 for more information regarding the rural health care receivables.

Loss Contingencies

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

	Years ended December 31,
	2022	2021	2020

	number of shares in millions
Basic WASO	157	185	182
Potentially dilutive shares	1	1	1
Diluted WASO	158	186	183

Potential common shares excluded from diluted EPS because their inclusion would be antidilutive for the years ended December 31, 2022, 2021 and 2020 are approximately 2 million, 1 million and 1 million, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board issued new accounting guidance which will require annual disclosures about certain government transactions that are accounted for by applying a grant or contribution accounting model by analogy, including information about the nature of the transactions, the related policy used to account for the transactions, the amounts applicable to each financial statement line item and any significant terms and conditions of the transactions, including commitments and contingencies. This guidance is effective for annual financial statements issued for periods beginning after December 15, 2021. The Company adopted this guidance for the year ended December 31, 2022 (as discussed below).

Government Assistance

The Company’s government assistance during the year ended December 31, 2022 primarily consisted of a $25 million grant made by the US Department of Agriculture – Rural Utilities Service as part of the ReConnect Program to bring 2,000 Mbps internet speeds and affordable, unlimited data plans to a dozen Aleutian, Alaska Peninsula and Kodiak Island communities. For accounting purposes, this grant is accounted for using grant accounting model by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. This grant is recorded as deferred revenue since the primary conditions for the receipt of the grant are the build out and operation of the broadband services over the next 19 years. During the year ended December 31, 2022, revenue recorded in the consolidated financial statements was not material.  Both short-term and long-term deferred revenue have been recorded for the $25 million grant received, with approximately $24 million recorded as long-term.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Cash paid for acquisitions:
Property and equipment	$—	—	1,109
Investment in Charter	—	—	3,494
Intangible assets not subject to amortization	—	—	1,342
Intangible assets subject to amortization	—	—	639
Receivables and other assets	—	—	641
Net liabilities assumed	—	—	(3,719)
Deferred tax assets (liabilities)	—	—	(1,026)
Noncontrolling interests	—	—	(12)
Fair value of equity consideration	—	—	(3,060)
Cash paid (received) for acquisitions, net of cash acquired	$—	—	(592)

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Cash paid for interest	$137	125	24
Cash paid for taxes	$266	238	—

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total amount presented in its consolidated statements of cash flows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Cash and cash equivalents	$375	191	1,418
Restricted cash included in other current assets	24	15	15
Restricted cash included in other long-term assets	1	—	—
Total cash and cash equivalents and restricted cash at end of period	$400	206	1,433

Restricted cash primarily relates to cash restricted for use on GCI Holdings’ various arrangements to help fund projects that extended terrestrial broadband service for the first time to rural Alaska communities via a high capacity hybrid fiber optic and microwave network.

(4) Acquisition

On December 18, 2020, the Company completed the Combination with GCI Liberty. The Company accounted for the Combination using the acquisition method of accounting.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

December 31, 2022, 2021 and 2020

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

Year ended December 31,
2020
amounts in millions, except
per share amounts
Revenue	$968
Net earnings (loss)	$695
Net earnings (loss) attributable to Liberty Broadband shareholders	$695
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$3.82
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$3.79

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

December 31, 2022, 2021 and 2020

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2022			December 31, 2021
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$288	288	—	118	118	—
Indemnification obligation	$50	—	50	324	—	324
Exchangeable senior debentures	$1,373	—	1,373	1,428	—	1,428

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with the Combination, Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”), a subsidiary of Qurate Retail, for certain payments made to holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the "1.75% Exchangeable Debentures"). An indemnity obligation in the amount of $336 million was recorded upon completion of the Combination. The indemnification liability due to LI LLC pertains to the holders’ ability to exercise their exchange right according to the terms of the 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the consolidated balance sheets as of December 31, 2022 and December 31, 2021 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of December 31, 2022, a holder of the 1.75% Exchangeable Debentures has the ability to exchange their debentures on October 5, 2023, and, accordingly, such indemnification obligation is included as a current liability in the Company’s consolidated balance sheets.

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt (with the exception of the 1.25% Debentures, the 2.75% Debentures and the 1.75% Debentures (each as defined in note 8)) and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our consolidated balance sheets. The carrying value of the Margin Loan Facility, Senior Credit Facility and Wells Fargo Note Payable (each as defined in note 8) all bear interest at a variable rate and therefore are also considered to approximate fair value.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Indemnification obligation	$273	21	(9)
Exchangeable senior debentures (1)	61	46	(74)
	$334	67	(83)
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a loss of $7 million, a loss of $2 million and a gain of $9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The cumulative change was a gain of less than $1 million as of December 31, 2022.

(6) Investment in Affiliates Accounted for Using the Equity Method

Charter

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of December 31, 2022, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $11.4 billion and $16.0 billion, respectively. We own an approximate 30.9% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of December 31, 2022.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (as defined below) (“Equity Cap”). As of December 31, 2022, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 6,168,174 and 6,077,664 shares of Charter Class A common stock to Charter for $3.0 billion and $4.2 billion during the years ended December 31, 2022 and 2021, respectively, to maintain our fully diluted ownership percentage at 26%. Subsequent to December 31, 2022, Liberty Broadband sold 120,149 shares of Charter Class A common stock to Charter for $42 million.

During the year ended December 31, 2020, Liberty Broadband exercised its preemptive right to purchase an aggregate of approximately 35 thousand shares of Charter’s Class A common stock for an aggregate purchase price of $15 million.

During the years ended December 31, 2022, 2021 and 2020, there were dilution losses of $63 million, $102 million, and $184 million, respectively, in the Company’s investment in Charter. The dilution losses were primarily attributable to stock option exercises by employees and other third parties, partially offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the years ended December 31, 2022 and 2021.

The excess basis has been allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	Years ended December 31,
	2022	2021
Property and equipment	$524	661
Customer relationships	2,230	2,537
Franchise fees	3,809	3,828
Trademarks	29	29
Goodwill	3,975	4,024
Debt	(450)	(535)
Deferred income tax liability	(1,505)	(1,626)
	$8,612	8,918

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 5 years and 8 years, respectively, and indefinite lives for franchise fees, trademarks and goodwill. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The decrease in excess basis for the year ended December 31, 2022 was primarily due to amortization, as well as the impact of Charter share issuances during the period. Included in our share of earnings from Charter of $1,326 million, $1,194 million and $713 million for the years ended December 31, 2022, 2021 and 2020, respectively, are $232 million, $234 million and $144 million, respectively, of losses, net of taxes, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Summarized financial information for Charter is as follows:

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

	amounts in millions
Current assets	$4,017	3,566
Property and equipment, net	36,039	34,310
Goodwill	29,563	29,562
Intangible assets, net	70,135	71,406
Other assets	4,769	3,647
Total assets	$144,523	142,491
Current liabilities	$12,065	12,458
Deferred income taxes	19,058	19,096
Long-term debt	96,093	88,564
Other liabilities	4,758	4,217
Equity	12,549	18,156
Total liabilities and shareholders' equity	$144,523	142,491

Consolidated Statements of Operations

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Revenue	$54,022	51,682	48,097
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	32,876	31,482	29,930
Depreciation and amortization	8,903	9,345	9,704
Other operating expenses, net	281	329	58
	42,060	41,156	39,692
Operating income	11,962	10,526	8,405
Interest expense, net	(4,556)	(4,037)	(3,848)
Other income (expense), net	56	(101)	(255)
Income tax (expense) benefit	(1,613)	(1,068)	(626)
Net earnings (loss)	5,849	5,320	3,676
Less: Net income attributable to noncontrolling interests	(794)	(666)	(454)
Net Income (loss) attributable to Charter shareholders	$5,055	4,654	3,222

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(7) Goodwill and Intangible Assets

Goodwill and Indefinite Lived Assets

Changes in the carrying amount of goodwill are as follows:

		Corporate and
	GCI Holdings	other	Total

	amounts in millions
Balance at December 31, 2020	$739	7	746
Acquisition adjustments during measurement period	16	—	16
Balance at December 31, 2021	755	7	762
Dispositions	—	(7)	(7)
Balance at December 31, 2022	$755	—	755

As presented in the accompanying consolidated balance sheets, cable certificates are the majority of the other significant indefinite lived intangible assets.

Intangible Assets Subject to Amortization, net

	December 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(91)	424	515	(49)	466
Other amortizable intangibles	147	(55)	92	138	(31)	107
Total	$662	(146)	516	653	(80)	573

Intangible assets are being amortized generally on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense for intangible assets with finite useful lives was $67 million, $75 million and $6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

2023	$61
2024	$55
2025	$52
2026	$49
2027	$48

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(8) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2022	2022	2021
	amounts in millions
Margin Loan Facility	$1,400	1,400	1,300
2.75% Exchangeable Senior Debentures due 2050	575	560	585
1.25% Exchangeable Senior Debentures due 2050	825	798	818
1.75% Exchangeable Senior Debentures due 2046	15	15	25
Senior notes	600	628	632
Senior credit facility	397	397	399
Wells Fargo note payable	5	5	6
Deferred financing costs		(2)	(4)
Total debt	$3,817	3,801	3,761
Debt classified as current		(1,376)	(28)
Total long-term debt		$2,425	3,733

Margin Loan Facility

On November 8, 2022, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”) entered into Amendment No. 6 to Margin Loan Agreement (the “Sixth Amendment”), which amends SPV’s margin loan agreement, dated as of August 31, 2017 (as amended by the Sixth Amendment, the “Margin Loan Agreement”), with a group of lenders. The Margin Loan Agreement provides for (x) a term loan credit facility in an aggregate principal amount of $1.15 billion (the “Term Loan Facility” and proceeds of such facility, the “Term Loans”), (y) a revolving credit facility in an aggregate principal amount of $1.15 billion (the “Revolving Loan Facility” and proceeds of such facility, the “Revolving Loans”; the Revolving Loans, collectively with the Term Loans, the “Loans”) and (z) an uncommitted incremental term loan facility in an aggregate principal amount of up to $200 million (collectively, the “Margin Loan Facility”). No additional borrowings under the Margin Loan Agreement were made in connection with the Sixth Amendment. SPV’s obligations under the Margin Loan Facility are secured by shares of Charter owned by SPV. Effective on October 3, 2022, pursuant to Amendment No. 5 to Margin Loan Agreement, an additional 6 million shares of Charter were voluntarily pledged as collateral, which improved the loan to value ratio.

Outstanding borrowings under the Margin Loan Agreement were $1.4 billion and $1.3 billion as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, SPV was permitted to borrow an additional $900 million under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is May 12, 2024 (except for any additional loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Prior to the completion of the Combination, borrowings under the Margin Loan Agreement bore interest at the three-month LIBOR rate plus a per annum spread of 1.5%, which increased to a per annum spread of 1.85% from and after the completion of the Combination until the Fourth Amendment effective date on May 12, 2021, when the per annum spread decreased to 1.5%. The Margin Loan Agreement also provides for customary LIBOR replacement provisions.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of December 31, 2022, 37.3 million shares of Charter common stock with a value of $12.7 billion were held in collateral accounts related to the Margin Loan Agreement.

Exchangeable Senior Debentures

On August 27, 2020, the Company closed a private offering of $575 million aggregate original principal amount of its 2.75% Exchangeable Senior Debentures due 2050 (the “2.75% Debentures”), including debentures with an aggregate original principal amount of $75 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of 2.75% Debentures, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.1661 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 2.75% Debentures, representing an initial exchange price of approximately $857.56 for each share of Charter Class A common stock. A total of 670,507 shares of Charter Class A common stock are attributable to the 2.75% Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2020. The 2.75% Debentures may be redeemed by the Company, in whole or in part, on or after October 5, 2023. Holders of the 2.75% Debentures also have the right to require the Company to purchase their 2.75% Debentures on October 5, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 2.75% Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of December 31, 2022, a holder of the 2.75% Debentures has the ability to exchange their debentures on October 5, 2023 and, accordingly, the 2.75% Debentures have been classified as current within the consolidated balance sheet as of December 31, 2022.

On November 23, 2020, the Company closed a private offering of $825 million aggregate original principal amount of its 1.25% Exchangeable Senior Debentures due 2050 (the “1.25% Debentures”), including debentures with an aggregate original principal amount of $75 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of 1.25% Debentures, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.1111 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 1.25% Debentures, representing an initial exchange price of approximately $900.00 for each share of Charter Class A common stock. A total of 916,657 shares of Charter Class A common stock are attributable to the 1.25% Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing March 31, 2021. The 1.25% Debentures may be redeemed by the Company, in whole or in part, on or after October 5, 2023. Holders of the 1.25% Debentures also have the right to require the Company to purchase their debentures on October 5, 2023. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 1.25% Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of December 31, 2022, a holder of the 1.25% Debentures has the ability to exchange their debentures on October 5, 2023 and, accordingly, the 1.25% Debentures have been classified as current within the consolidated balance sheet as of December 31, 2022.

In connection with the closing of the Combination on December 18, 2020, the Company assumed all of GCI Liberty’s outstanding 1.75% exchangeable senior debentures due 2046 (the “1.75% Debentures”) with an original outstanding principal amount of $15 million at fair value. The total fair value of the acquired 1.75% Debentures was approximately $26 million. The 1.75% Debentures were initially issued on June 18, 2018 by GCI Liberty. Upon an exchange of 1.75% Debentures, the Company, at its option, may deliver Charter Class A common stock, cash or a combination of Charter Class A common stock and cash. Initially, 2.6989 shares of Charter Class A common stock are attributable to each $1,000 principal amount of 1.75% Debentures, representing an initial exchange price of approximately $370.52 for each share of Charter Class A common stock. A total of 39,231 shares of Charter Class A common stock are attributable to the 1.75% Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The 1.75% Debentures may be redeemed by the Company, in whole or in part, on or after October 5, 2023. Holders of the 1.75% Debentures also have the right to require the Company to purchase their debentures on October 5, 2023. The redemption and purchase price will generally equal 100% of the adjusted

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

principal amount of the 1.75% Debentures plus accrued and unpaid interest. As of December 31, 2022, a holder of the 1.75% Debentures has the ability to exchange their debentures on October 5, 2023 and accordingly, the 1.75% Debentures have been classified as current within the consolidated balance sheet as of December 31, 2022.

The Company elected to account for all exchangeable senior debentures at fair value in its consolidated financial statements. Accordingly, changes in the fair value of these instruments are recognized in Realized and unrealized gains (losses) on financial instruments, net in the accompanying consolidated statements of operations. See note 5 for information related to unrealized gains (losses) on debt measured at fair value. The Company reviews the terms of all the debentures on a quarterly basis to determine whether an event has occurred to require current classification on the consolidated balance sheets.

Senior Notes

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company. GCI, LLC is the issuer of $600 million 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured. Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $28 million at December 31, 2022. Such premium is being amortized to interest expense in the accompanying consolidated statements of operations.

Senior Credit Facility

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company. GCI, LLC is the borrower under the Senior Credit Facility (as defined below).

On October 15, 2021, GCI, LLC entered into an Eighth Amended and Restated Credit Agreement (the “Senior Credit Facility”), which includes a $550 million revolving credit facility, with a $25 million sublimit for standby letters of credit, that matures on October 15, 2026 and a $250 million Term Loan A (the “Term Loan A”) that matures on October 15, 2027. Additionally, the $400 million Term Loan B (the “Term Loan B”) which existed prior to the amendment, was repaid in full using the proceeds from the Term Loan A together with $150 million in borrowings under the revolving credit facility. The revolving credit facility borrowings under the Senior Credit Facility that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Senior Credit Facility that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 2.25% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 2.00% and 3.25% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Term Loan A equal to 0.25% of the original principal amount, which may step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The Senior Credit Facility also provides for customary LIBOR replacement provisions.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

As of December 31, 2022, there was $247 million outstanding under the Term Loan A, $150 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $397 million available for borrowing.

Wells Fargo Note Payable

In connection with the closing of the Combination on December 18, 2020, the Company assumed GCI Holdings’ outstanding $6 million under its Wells Fargo Note Payable (as defined below). Outstanding borrowings on the Wells Fargo Note Payable were $5 million and $6 million as of December 31, 2022 and December 31, 2021, respectively.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of December 31, 2022.

Five Year Maturities

The annual principal maturities of debt, based on stated maturity dates, for each of the next five years is a follows (amounts in millions):

2023	$3
2024	$1,403
2025	$3
2026	$153
2027	$238

Fair Value of Debt

The fair value of the Senior Notes was $506 million at December 31, 2022 (Level 1).

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at December 31, 2022.

(9) Leases

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

The Company has leases with remaining lease terms that range from less than one year up to 28 years. Certain of the Company’s leases may include an option to extend the term of the lease with such options to extend ranging from 3 years up to 36 years. The Company also has the option to terminate certain of its leases early with such options to terminate ranging from as early as 30 days up to 15 years from December 31, 2022.

The components of lease cost during the years ended December 31, 2022 2021 and 2020 were as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Operating lease cost (1)	$59	60	3

Finance lease cost
Depreciation of leased assets	$1	1	1
Total finance lease cost	$1	1	1
(1)	Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

	December 31,
	2022	2021	2020
Weighted-average remaining lease term (years):
Finance leases	3.5	4.5	3.1
Operating leases	3.9	4.2	4.8
Weighted-average discount rate:
Finance leases	4.3%	4.3%	3.9%
Operating leases	6.0%	4.0%	4.2%

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021

	amounts in millions
Operating leases:
Operating lease ROU assets, net (1)	$114	154

Current operating lease liabilities (2)	$45	50
Operating lease liabilities (3)	65	102
Total operating lease liabilities	$110	152

Finance Leases:
Property and equipment, at cost	$4	4
Accumulated depreciation	(1)	(1)
Property and equipment, net	$3	3

Current obligations under finance leases (4)	$1	1
Obligations under finance leases	2	2
Total finance lease liabilities	$3	3
(1)	Operating lease ROU assets, net are included within the Other assets, net line item in the accompanying consolidated balance sheets.
(2)	Current operating lease liabilities are included within the Other current liabilities line item in the accompanying consolidated balance sheets.
(3)	Operating lease liabilities are included within the Other liabilities line item in the accompanying consolidated balance sheets.
(4)	Current obligations under finance leases are included within the Other current liabilities line item in the accompanying consolidated balance sheets.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$57	55	3
Financing cash outflows from finance leases	$1	2	—
ROU assets obtained in exchange for lease obligations
Operating leases	$11	108	—

Future lease payments under finance leases, operating leases and tower obligations with initial terms of one year or more at December 31, 2022 consisted of the following:

	Finance Leases	Operating Leases	Tower Obligations

	amounts in millions
2023	$1	47	8
2024	1	44	8
2025	1	9	8
2026	—	7	8
2027	—	4	8
Thereafter	—	14	100
Total payments	3	125	140
Less: imputed interest	—	15	54
Total liabilities	$3	110	86

(10) Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Current:
Federal	$(222)	(233)	—
State and local	(1)	—	—
	(223)	(233)	—
Deferred:
Federal	(51)	4	(116)
State and local	(3)	11	153
	(54)	15	37
Income tax benefit (expense)	$(277)	(218)	37

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Income tax benefit (expense) differs from the amounts computed by applying the applicable U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Computed expected tax benefit (expense)	$(322)	(200)	(76)
State and local taxes, net of federal income taxes	(4)	(8)	(12)
Nontaxable equity contribution	41	2	(1)
Change in valuation allowance	1	4	(3)
Sale of consolidated subsidiary	15	—	—
Change in tax rate - other	—	14	133
Executive compensation	(7)	(14)	(1)
Litigation settlement	—	(22)	—
Other	(1)	6	(3)
Income tax (expense) benefit	$(277)	(218)	37

For the year ended December 31, 2022, the significant reconciling items, as noted in the table above, are primarily due to the nontaxable decrease in the fair value of the indemnification obligation owed to Qurate Retail and tax benefits from the sale of stock of a subsidiary.

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

December 31, 2022, 2021 and 2020

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2022	2021

	amounts in millions
Deferred tax assets:
Tax loss and tax credit carryforwards	$32	96
Accrued stock-based compensation	16	14
Deferred revenue	20	13
Debt	—	6
Operating lease liabilities	31	42
Other accrued liabilities	28	15
Other future deductible amounts	41	42
Total deferred tax assets	168	228
Less: valuation allowance	(1)	(7)
Net deferred tax assets	167	221
Deferred tax liabilities:
Investments	(1,688)	(1,677)
Fixed assets	(201)	(206)
Intangible assets	(276)	(293)
Debt	(10)	—
Operating lease ROU assets	(32)	(43)
Total deferred tax liabilities	(2,207)	(2,219)
Net deferred tax asset (liability)	$(2,040)	(1,998)

The Company’s valuation allowance decreased $6 million in 2022, of which $1 million affected tax expense and $5 million affected equity.

At December 31, 2022, Liberty Broadband had deferred tax assets of $32 million for federal and state net operating losses, interest expense carryforwards and tax credit carryforwards. Of the $32 million, $14 million are carryforwards with no expiration. The remaining carryforwards expire at certain future dates. These carryforwards are expected to be utilized prior to expiration, except for $1 million which based on current projections, may expire unused and accordingly are subject to a valuation allowance. The carryforwards that are expected to be utilized begin to expire in 2028.

As of December 31, 2022, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2022, Liberty Broadband’s federal tax years prior to 2019 are closed.  However, because Liberty Broadband generated a net operating loss (“NOL”) in 2016, 2017, and 2018, utilization of the NOLs in future years is still subject to adjustment.  The IRS has completed its examination of Liberty Broadband’s 2019 tax year, however, 2019 remains open until the statute of limitations lapses on October 15, 2023.  Liberty Broadband’s 2020 and 2021 tax years are not under IRS examination.  Liberty Broadband’s 2022 tax year is being examined currently as part of the IRS’s Compliance Assurance Process (“CAP”) program.  Because Liberty Broadband’s ownership of Charter is less than the required 80%, Charter is not consolidated with Liberty Broadband for federal income tax purposes. As of December 31, 2022, all GCI tax years prior to 2019 are closed.  However, because GCI generated NOLs in tax years prior to 2019, utilization of the NOLs in future years are subject to adjustment.  GCI Liberty’s 2019, and 2020 tax years are not currently under IRS examination, but remain “open” until the statute of limitations expires on October 15, 2023 and October 15, 2024, respectively.  Prior to the March 9, 2018 GCI Liberty split-off from Qurate Retail, certain GCI Liberty businesses were part of the Qurate Retail, Inc. consolidated federal tax group. Qurate Retail’s tax years prior to 2019 are closed for federal income tax purposes. Various states are currently examining Qurate’s prior years’ state income tax returns.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Liberty Broadband Preferred Stock was issued as a result of the Combination on December 18, 2020. Each share of GCI Liberty Preferred Stock outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,183,812 shares issued and outstanding at December 31, 2022. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s consolidated statements of operations. Liberty Broadband Preferred Stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband Preferred Stock of $203 million was recorded at the time of the Combination. The fair value of Liberty Broadband Preferred Stock as of December 31, 2022 was $166 million (Level 1).

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On December 13, 2022, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on January 17, 2023 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on December 31, 2022.

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

As of December 31, 2022, Liberty Broadband reserved 4 million shares of Series B and Series C common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Purchases of Common Stock

During the year ended December 31, 2020, the Company repurchased 4 million shares of Liberty Broadband Series C common stock for aggregate cash consideration of $597 million under the authorized repurchase program. There were no repurchases of Series A or Series B common stock during the year ended December 31, 2020.

During the year ended December 31, 2021, the Company repurchased 26 million shares of Liberty Broadband Series A and Series C common stock for aggregate cash consideration of $4.3 billion. There were no repurchases of Series B common stock during the year ended December 31, 2021.

During the year ended December 31, 2022, the Company repurchased 24.2 million shares of Liberty Broadband Series A and Series C common stock for aggregate cash consideration of $2.9 billion. There were no repurchases of Series B common stock during the year ended December 31, 2022.

All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance. As of December 31, 2022, the Company had approximately $2.0 billion available to be used for share repurchases under the Company’s share repurchase program.

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

In connection with an Accretive Event, Mr. Malone or the JM Trust will be required to exchange with the Company shares of Liberty Broadband Series B common stock (as exchanged, the “Exchanged Series B Shares”) for an equal number of shares of Liberty Broadband Series C common stock (as exchanged, the “Exchanged Series C Shares”) so as to maintain Mr. Malone’s voting power as close as possible to, without exceeding, the Target Voting Power, on the terms and subject to the conditions of the Exchange Agreement.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Under the Exchange Agreement, the JM Trust exchanged 215,647 shares of Liberty Broadband Series B common stock for the same number of Liberty Broadband Series C common stock on June 13, 2022, and exchanged 211,255 shares of Liberty Broadband Series B common stock for the same number of Liberty Broadband Series C common stock on July 19, 2022. Additionally, subsequent to December 31, 2022, the JM Trust exchanged 54,247 shares of Liberty Broadband Series B common stock for the same number of Liberty Broadband Series C common stock on January 23, 2023.

(12) Stock-Based Compensation

Included in Selling, general and administrative expenses in the accompanying consolidated statements of operations are $37 million, $41 million and $9 million of stock-based compensation during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Liberty Broadband – Grants

During the years ended December 31, 2022, 2021 and 2020, Liberty Broadband granted 136 thousand, 167 thousand and 389 thousand options, respectively, to purchase shares of Series C Liberty Broadband common stock (“LBRDK”) to our CEO. Such options had a weighted average GDFV of $39.10, $40.05 and $38.23 per share, respectively, at the time they were granted and vested or will vest, as applicable, on December 30, 2022, December 31, 2021 and December 31, 2020, respectively, except that the 2020 grants included one upfront option grant related to the CEO’s employment agreement that vests on December 31, 2024. See discussion in note 1 regarding the compensation agreement with the Company’s CEO.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

During the years ended December 31, 2022, 2021 and 2020, Liberty Broadband granted to its employees 11 thousand, 30 thousand and 151 thousand options, respectively, to purchase shares of LBRDK. Such options had a weighted average GDFV of $30.43, $40.61 and $41.06 per share, respectively, and vest between two and four years.

During the years ended December 31, 2022, 2021 and 2020, Liberty Broadband granted 24 thousand, 26 thousand and 15 thousand options, respectively, to purchase shares of LBRDK to its non-employee directors with a weighted average GDFV of $30.43, $41.71 and $37.78 per share, respectively, which mainly cliff vest over a one year vesting period.

During the years ended December 31, 2022, 2021 and 2020, Liberty Broadband granted 227 thousand, 79 thousand and 17 thousand time-based and performance-based RSUs, respectively, of LBRDK to its employees, employees of subsidiaries and non-employee directors. The RSUs had a weighted average GDFV of $120.70, $153.34 and $115.62 per share, respectively. The time-based RSUs generally vest between one and four years for employees and employees of subsidiaries and in one year for directors. The performance-based RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

There were no options to purchase shares of Series A Liberty Broadband common stock (“LBRDA”) or Series B Liberty Broadband common stock (“LBRDB”) granted during 2022, 2021 and 2020.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent re-measurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2022, 2021 and 2020, the range of expected terms was 5.1 to 5.3 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty Broadband common stock. For grants made in 2022, 2021 and 2020, the range of volatilities was 25.1% to 29.7%. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Liberty Broadband – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2022	3,483	$96.61
Granted	172	$128.15
Exercised	(53)	$62.51
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2022	3,602	$98.62	3.4	$43
Exercisable at December 31, 2022	2,412	$76.78	2.8	$43

As of December 31, 2022, there were no outstanding LBRDA options to purchase shares of LBRDA common stock.

During the years ended December 31, 2022 and 2021, our CEO exercised 37 thousand and 370 thousand LBRDB options at an exercise price of $97.21 per share for each exercise. Immediately following these exercises, the resulting LBRDB shares were exchanged for the same number of LBRDK shares pursuant to the terms of a stipulation and order where Mr. Maffei agreed to exchange LBRDB shares for LBRDK shares following the exercise of certain stock options. As of December 31, 2022, Liberty Broadband had 315 thousand LBRDB options outstanding and exercisable at a WAEP of $96.25, a weighted average remaining contractual life of 1.4 years and aggregate intrinsic value of zero.

As of December 31, 2022, the total unrecognized compensation cost related to unvested Liberty Broadband Awards was approximately $41 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.1 years.

As of December 31, 2022, Liberty Broadband reserved approximately 4 million shares of Series B and Series C common stock for issuance under exercise privileges of outstanding stock options.

Liberty Broadband – Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2022, 2021 and 2020 was $3 million, $27 million and $1 million, respectively.

Liberty Broadband – Restricted Stock and Restricted Stock Units

The aggregate fair value of all LBRDA, LBRDK and LBRDP RSAs and RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $18 million, $28 million and $5 million, respectively.

As of December 31, 2022, the Company had approximately 306 thousand unvested RSAs and RSUs of LBRDA and LBRDK held by certain directors, officers and employees of the Company with a weighted average GDFV of $130.71 per share.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(13) Employee Benefit Plans

Subsidiaries of the Company sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment. The Company’s subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees. Employer cash contributions to all plans aggregated $12 million, $12 million and $1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(14) Commitments and Contingencies

Guaranteed Service Levels

Certain customers have guaranteed levels of service with varying terms. In the event the Company is unable to provide the minimum service levels, it may incur penalties or issue credits to customers.

Charter and Liberty Broadband - Delaware Litigation

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions involving Charter, Time Warner Cable Inc., Advance/Newhouse Partnership, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit, which named as defendants Liberty Broadband, Charter and the board of directors of Charter, alleged that the transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. In January 2023, and in advance of the expenditure of significant time and costs, the parties reached a tentative agreement to settle the lawsuit. The settlement is subject to preliminary and final approval by the court and will result in a net payment to Charter as a result of the settlement of the derivative claims by the plaintiffs. Liberty Broadband expects to pay approximately $38 million to Charter as a result of the tentative settlement, which has been accrued as a current liability in the consolidated balance sheet and recorded as a litigation settlement expense within operating income in the consolidated statements of operations.  There can be no assurance that this tentative settlement will be finalized and approved by the court. Pending finalization of the settlement and in the event the settlement is not finalized and approved by the court, Charter and Liberty Broadband will continue to vigorously defend this lawsuit.

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

December 31, 2022, 2021 and 2020

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

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various USF programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned and receivables recognized by the Company. As of December 31, 2022, the Company had net accounts receivable from the RHC Program in the amount of approximately $80 million, which is included within Trade and other receivables in the consolidated balance sheets.

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

December 31, 2022, 2021 and 2020

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

On June 25, 2020, GCI Holdings submitted cost studies with respect to a number of its rates for services provided to its RHC customers for the funding year ended June 30, 2021, which require approval by the Bureau. GCI Holdings further updated those studies on November 12, 2020, to reflect the completion of the bidding season for that funding year. On May 24, 2021, the FCC approved the cost studies submitted by GCI Holdings for the funding year ended June 30, 2021. Subsequently, on August 16, 2021, GCI submitted a request for approval of rates for 17 additional sites, 13 of which the FCC approved on December 22, 2022. The rest remain pending.

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

Enforcement Bureau and Related Inquiries. On March 23, 2018, GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau of the FCC relating to the period beginning January 1, 2015 and including all future periods. This includes inquiry into the rates charged by GCI Holdings and other aspects related to the Enforcement Bureau’s review of GCI Holdings’ compliance with program rules, which are discussed separately below. The ongoing uncertainty in program funding, as well as the uncertainty associated with the rate review, could have an adverse effect on its business, financial position, results of operations or liquidity.

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

The FCC’s Enforcement Bureau and GCI Holdings held discussions regarding GCI Holdings potential RHC Program compliance issues related to certain of its contracts with its RHC customers for which GCI Holdings had previously recognized an estimated liability for a probable loss of approximately $12 million in 2019 for contracts that were deemed probable of not

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

complying with the RHC Program rules. During the year ended December 31, 2022, GCI Holdings recorded an additional estimated settlement expense of $15 million relating to a settlement offer made by GCI Holdings resulting in a total estimated liability of $27 million. GCI Holdings also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $30 million, which is a reduction of the reasonably possible loss range as previously disclosed in our December 31, 2021 Form 10-K given the settlement offer made during 2022. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties but such amounts could not be reasonably estimated.

The DOJ and GCI Holdings held discussions regarding the qui tam action whereby the DOJ clarified that its investigation relates to the years from 2010 through 2019 and alleged that GCI Holdings had submitted false claims under the RHC Program during this time period. GCI Holdings continues to work with the DOJ related to this matter and has recorded a $14 million estimated settlement expense during the year ended December 31, 2022 to reflect discussions and settlement offers that GCI Holdings made to the DOJ during 2022. However, the Company is unable to assess the ultimate outcome of this action and is unable to reasonably estimate any range of additional possible loss beyond the $14 million estimated settlement liability, including any type of fine or penalty that may ultimately be assessed as permitted under the applicable law.

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

Off-Balance Sheet Arrangements

Liberty Broadband did not have any off-balance sheet arrangements, except for those matters discussed above, that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

For the year ended December 31, 2022, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

●	GCI Holdings – a wholly owned subsidiary of the Company that provides a full range of data, wireless, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska.
●	Charter—an equity method investment that is one of the largest providers of cable services in the United States, offering a variety of entertainment, information and communications solutions to residential and commercial customers.

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

Performance Measures

	Years ended December 31,
	2022		2021		2020
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
GCI Holdings	$969	358	970	354	34	10
Charter	54,022	21,335	51,682	20,301	48,097	18,460
Corporate and other	6	(31)	18	(49)	17	(24)
	54,997	21,662	52,670	20,606	48,148	18,446
Eliminate equity method affiliate	(54,022)	(21,335)	(51,682)	(20,301)	(48,097)	(18,460)
Consolidated Liberty Broadband	$975	327	988	305	51	(14)

Other Information

	December 31, 2022			December 31, 2021
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in millions
GCI Holdings	$3,378	—	181	3,451	—	134
Charter	144,523	—	9,376	142,491	—	7,635
Corporate and other	11,764	11,433	—	13,517	13,261	—
	159,665	11,433	9,557	159,459	13,261	7,769
Eliminate equity method affiliate	(144,523)	—	(9,376)	(142,491)	—	(7,635)
Consolidated Liberty Broadband	$15,142	11,433	181	16,968	13,261	134

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Revenue by Geographic Area

	Years ended December 31,
	2022	2021	2020

	amounts in millions
United States	$975	986	49
Other countries	—	2	2
	$975	988	51

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and earnings (loss) before income taxes:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Consolidated segment Adjusted OIBDA	$327	305	(14)
Stock-based compensation	(37)	(41)	(9)
Depreciation and amortization	(262)	(267)	(15)
Litigation settlement, net of recoveries	(67)	(95)	—
Transaction costs	—	—	(22)
Operating income (loss)	(39)	(98)	(60)
Interest expense	(133)	(117)	(28)
Share of earnings (loss) of affiliates, net	1,326	1,194	713
Gain (loss) on dilution of investment in affiliate	(63)	(102)	(184)
Realized and unrealized gains (losses) on financial instruments, net	334	67	(83)
Gain (loss) on dispositions, net	179	12	—
Other, net	(70)	(6)	3
Earnings (loss) before income taxes	$1,534	950	361

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2023:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2023 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before May 1, 2023.

III-1

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
(ii)

The audited consolidated financial statements of Charter Communications, Inc. as of December 31, 2022 and 2021, and for each of the years ended December 31, 2022, 2021 and 2020, as well as the accompanying notes thereto and the related Report of Independent Registered Public Accounting Firm, are contained in Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on January 27, 2023 and are incorporated herein by reference as Exhibit 99.1.

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

4.9

Form of Amendment Agreement to Margin Loan Agreement, dated as of August 31, 2017, among LBC Cheetah 6, LLC, as Borrower, and the various parties thereto, dated as of September 30, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on November 4, 2022 (File No. 001-36713)

4.10	Form of Amendment No. 6 to Margin Loan Agreement, dated as of November 8, 2022.*
4.11

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (File No. 001-36713) (the “2020 Form 10-K”)).

4.12

Specimen Certificate for shares of Series A Cumulative Redeemable Preferred Stock of Liberty Broadband Corporation (incorporated by reference to Exhibit 4.3 to Liberty Broadband’s Amendment No. 2 to its Registration Statement on Form S-4 filed on October 29, 2020 (File No. 333-248854)).

4.13	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

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

10.8+

Form of Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.21 to the 2015 10-K).

10.9+

Form of Restricted Stock Award Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.22 to the 2015 10-K).

10.10

Registration Rights Agreement, dated as of May 18, 2016, by and among Liberty Broadband Corporation, Advance/Newhouse Partnership and Charter Communications, Inc. (incorporated by reference to Exhibit 10.3 to Charter Communications, Inc.’s Current Report on Form 8-K filed on May 20, 2016 (File No. 001-33664)).

10.11+

Amendment, dated March 12, 2018, of certain Liberty Broadband Corporation incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 2, 2018 (File No. 001-36713)).

10.12

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019 (File No. 001-36713)).

10.13+	Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed on April 18, 2019 (File No. 001-36713)).

10.14+

Form of Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 3, 2020 (File No. 001-36713) (the “2019 10-K”)) .

10.15+	Form of Performance-Based Restricted Stock Units Award Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the 2019 10-K).

10.16+

Services Agreement, dated as of November 4, 2014, by and between Liberty Media Corporation and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 14, 2014 (File No. 001-36713)).

10.17+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the 2019 10-K).

10.18+

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 001-35707)).

10.19+

Form of Annual Option Award Agreement between Liberty Broadband Corporation and Gregory B. Maffei under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (Filed No. 001-36713) (the “December 2019 8-K”)).

10.20+

Form of Annual Performance-based Restricted Stock Unit Award Agreement between Liberty Broadband Corporation and Gregory B. Maffei under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the December 2019 8-K).

10.21+

Form of Upfront Award Agreement between Liberty Broadband Corporation and Gregory B. Maffei under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 8-K).

10.22

Assumption and Joinder Agreement to Tax Sharing Agreement, made and entered into as of August 6, 2020, by and among Liberty Broadband Corporation, GCI Liberty, Inc. and Qurate Retail, Inc. (incorporated by reference to Annex H to the Prospectus).

10.23

Tax Sharing Agreement, dated as of March 9, 2019, by and between GCI Liberty, Inc. and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc.’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “March 2018 8-K”)).

10.24

Assumption and Joinder Agreement to Indemnification Agreement, made and entered into as of August 6, 2020, by and among Liberty Broadband Corporation, GCI Liberty, Inc., Qurate Retail, Inc., Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Annex I to the Prospectus).

10.25

Indemnification Agreement, dated as of March 9, 2018, by and among GCI Liberty, Inc., Liberty Interactive Corporation, Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the March 2018 8-K).

10.26

Assignment and Assumption Agreement, dated as of August 6, 2020, by and among Liberty Broadband Corporation, GCI Liberty, Inc., Grizzly Merger Sub 1, LLC, Qurate Retail, Inc. and Liberty Interactive LLC (incorporated by reference to Annex J to the Prospectus).

10.27

Agreement and Plan of Reorganization, dated as of April 4, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc. (incorporated by reference to Exhibit 2.1 to GCI Liberty, Inc.’s Current Report on Form 8-K/A filed on May 1, 2017 (File No. 000-15279)).

10.28	Amendment No. 1 to Reorganization Agreement, dated as of July 19, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC, and General Communication, Inc. (incorporated by reference to Exhibit 10.4 to GCI Liberty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 2, 2017 (File No. 000-15279)).

10.29

Amendment No. 2 to Reorganization Agreement, dated as of November 8, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc.’s Current Report on Form 8-K filed on November 9, 2017 (File No. 000-15279)).

10.30+

GCI Liberty, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to GCI Liberty, Inc.’s Registration Statement on Form S-8 filed on March 15, 2018 (File No. 333-223667)).

10.31+

Amendment, dated November 26, 2018, to the Amended and Restated 1986 Stock Option Plan of GCI Liberty, Inc. (Restated Effective September 26, 2014) (incorporated by reference to Exhibit 10.14 to GCI Liberty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019 (File No. 001-38385)).

10.32+	GCI Liberty, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A to GCI Liberty’s Proxy Statement on Schedule 14A filed on May 22, 2018 (File No. 001-38385)).

10.33+

Amendment to The Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.7 to Liberty Broadband Corporation’s Registration Statement on Form S-8 filed on December 22, 2020 (File No. 333-251570)).

10.34+

Form of Nonqualified Stock Option Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.35 to the 2020 Form 10-K).

10.35+

Form of Restricted Stock Units Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.36 to the 2020 Form 10-K).

10.36+

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

10.39

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
99.1

Audited consolidated financial statements of Charter Communications, Inc. as of December 31, 2022 and 2021 and for each of the years ended December 31, 2022, 2021 and 2020 (incorporated by reference to Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-33664), filed on January 27, 2023).

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

LIBERTY BROADBAND CORPORATION

Date: February 17, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: February 17, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 17, 2023
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	February 17, 2023
Gregory B. Maffei	and President

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 17, 2023
Brian J. Wendling

/s/J. David Wargo	Director	February 17, 2023
J. David Wargo

/s/Richard R. Green	Director	February 17, 2023
Richard R. Green

/s/John E. Welsh III	Director	February 17, 2023
John E. Welsh III

/s/Sue Ann Hamilton	Director	February 17, 2023
Sue Ann Hamilton

/s/Gregg L. Engles	Director	February 17, 2023
Gregg L. Engles

/s/ Julie D. Frist	Director	February 17, 2023
Julie D. Frist