Form 10-Q
period 2023-03-31
Liberty Broadband Corp
filed 2023-05-02
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of April 30, 2023 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,221,602	2,037,259	125,938,350

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2023	2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$169	375
Trade and other receivables, net of allowance for credit losses of $4 and $4, respectively	194	201
Prepaid and other current assets	91	84
Total current assets	454	660
Investment in Charter, accounted for using the equity method (note 4)	11,609	11,433
Property and equipment, net	1,012	1,011
Intangible assets not subject to amortization
Goodwill	755	755
Cable certificates	550	550
Other	37	37
Intangible assets subject to amortization, net (note 5)	506	516
Other assets, net	206	180
Total assets	$15,129	15,142

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2023	2022

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$86	92
Deferred revenue	21	20
Current portion of debt, including $2 and $1,373 measured at fair value, respectively (note 6)	5	1,376
Indemnification obligation (note 3)	29	50
Other current liabilities	152	137
Total current liabilities	293	1,675
Long-term debt, net, including $1,251 and zero measured at fair value, respectively (note 6)	3,674	2,425
Obligations under tower obligations and finance leases, excluding current portion	85	86
Long-term deferred revenue	62	63
Deferred income tax liabilities	2,074	2,040
Preferred stock (note 7)	202	202
Other liabilities	155	150
Total liabilities	6,545	6,641
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,221,602 and 18,528,468 at March 31, 2023 and December 31, 2022, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,037,259 and 2,106,636 at March 31, 2023 and December 31, 2022, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 125,938,456 and 125,962,296 at March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	3,282	3,318
Accumulated other comprehensive earnings (loss), net of taxes	59	9
Retained earnings	5,224	5,155
Total stockholders' equity	8,566	8,483
Non-controlling interests	18	18
Total equity	8,584	8,501
Commitments and contingencies (note 9)
Total liabilities and equity	$15,129	15,142

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2023	2022

	amounts in millions, except per share amounts
Revenue	$246	238
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	62	66
Selling, general and administrative, including stock-based compensation (note 8)	110	101
Depreciation and amortization	58	64
	230	231
Operating income (loss)	16	7
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(45)	(26)
Share of earnings (losses) of affiliate (note 4)	248	303
Gain (loss) on dilution of investment in affiliate (note 4)	(27)	(56)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	(114)	137
Other, net	14	(21)
Earnings (loss) before income taxes	92	344
Income tax benefit (expense)	(23)	(45)
Net earnings (loss)	69	299
Less net earnings (loss) attributable to the non-controlling interests	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$69	299
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.47	1.79
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.47	1.77

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Net earnings (loss)	$69	299
Other comprehensive earnings (loss), net of taxes:
Credit risk on fair value debt instruments gains (loss)	50	(4)
Other comprehensive earnings (loss), net of taxes	50	(4)
Comprehensive earnings (loss)	119	295
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$119	295

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$69	299
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	58	64
Stock-based compensation	8	9
Share of (earnings) losses of affiliate, net	(248)	(303)
(Gain) loss on dilution of investment in affiliate	27	56
Realized and unrealized (gains) losses on financial instruments, net	114	(137)
Deferred income tax expense (benefit)	22	6
Other, net	(1)	(1)
Changes in operating assets and liabilities:
Current and other assets	(6)	65
Payables and other liabilities	(2)	32
Net cash provided by (used in) operating activities	41	90
Cash flows from investing activities:
Capital expenditures	(54)	(32)
Cash received for Charter shares repurchased by Charter	42	602
Other investing activities, net	—	4
Net cash provided by (used in) investing activities	(12)	574
Cash flows from financing activities:
Borrowings of debt	1,248	300
Repayments of debt, tower obligations and finance leases	(1,416)	(2)
Repurchases of Liberty Broadband common stock	(40)	(843)
Indemnification payment to Qurate Retail	(24)	—
Other financing activities, net	(3)	(3)
Net cash provided by (used in) financing activities	(235)	(548)
Net increase (decrease) in cash, cash equivalents and restricted cash	(206)	116
Cash, cash equivalents and restricted cash, beginning of period	400	206
Cash, cash equivalents and restricted cash, end of period	$194	322

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	March 31,	December 31,
	2023	2022

	amounts in millions
Cash and cash equivalents	$169	375
Restricted cash included in other current assets	24	24
Restricted cash included in other long-term assets	1	1
Total cash and cash equivalents and restricted cash at end of period	$194	400

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2023	$—	—	1	3,318	9	5,155	18	8,501
Net earnings (loss)	—	—	—	—	—	69	—	69
Other comprehensive earnings (loss), net of taxes	—	—	—	—	50	—	—	50
Stock-based compensation	—	—	—	8	—	—	—	8
Issuance of common stock upon exercise of stock options	—	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Liberty Broadband stock repurchases	—	—	—	(40)	—	—	—	(40)
Noncontrolling interest activity at Charter and other	—	—	—	(3)	—	—	—	(3)
Balance at March 31, 2023	$—	—	1	3,282	59	5,224	18	8,584

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2022	$—	—	1	6,214	14	3,898	12	10,139
Net earnings (loss)	—	—	—	—	—	299	—	299
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	9	—	—	—	9
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Liberty Broadband stock repurchases	—	—	—	(843)	—	—	—	(843)
Noncontrolling interest activity at Charter and other	—	—	—	(2)	—	—	4	2
Balance at March 31, 2022	$—	—	1	5,375	10	4,197	16	9,599

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Liberty Broadband Corporation and its controlled subsidiaries (collectively, "Liberty Broadband," the "Company," “us,” “we,” or “our” unless the context otherwise requires). Liberty Broadband Corporation is primarily comprised of GCI Holdings, LLC (“GCI Holdings” or “GCI”), a wholly owned subsidiary, and an equity method investment in Charter Communications, Inc. (“Charter”).

On December 18, 2020, GCI Liberty, Inc. (“GCI Liberty”) was merged with Liberty Broadband (the “Combination”) and Liberty Broadband acquired GCI Holdings.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2022. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

Skyhook Holdings, Inc. (“Skyhook”) was a wholly owned subsidiary of Liberty Broadband until its sale on May 2, 2022 for aggregate consideration of approximately $194 million, including amounts held in escrow of approximately $23 million. Liberty Broadband recognized a gain on the sale of $179 million, net of closing fees, in the second quarter of 2022. Skyhook is included in Corporate and other through April 30, 2022 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty Broadband’s operations and financial results. Included in Revenue in the accompanying condensed consolidated statements of operations is $5 million for the three months ended March 31, 2022, related to Skyhook. Included in Net earnings (loss) in the accompanying condensed consolidated statement of operations are earnings of $3 million for the three months ended March 31, 2022, related to Skyhook.

As described in note 4, we are currently participating in Charter’s share buyback program in order to maintain our fully diluted ownership percentage of 26%. The primary use of those proceeds has been to repurchase Liberty Broadband

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Series A and Series C common stock pursuant to our authorized share repurchase programs. In addition, some of the proceeds were used for debt repayments.

During the three months ended March 31, 2023, we repurchased 459 thousand shares of Liberty Broadband Series A and Series C common stock for a total purchase price of $40 million. During the three months ended March 31, 2022, we repurchased 5.7 million shares of Liberty Broadband Series A and Series C common stock for a total purchase price of $843 million. As of March 31, 2023, the amount remaining under the authorized repurchase program is approximately $1,962 million.

Exchange Agreement with Chairman

On June 13, 2022, Liberty Broadband entered into an Exchange Agreement with its Chairman of the board of directors, John C. Malone, and a revocable trust of which Mr. Malone is the sole trustee and beneficiary (the “JM Trust”) (the “Exchange Agreement”). Under the Exchange Agreement, the JM trust exchanged 215,647 shares of Liberty Broadband Series B common stock for the same number of Liberty Broadband Series C common stock on June 13, 2022, and exchanged 211,255 shares of Liberty Broadband Series B common stock for the same number of Liberty Broadband Series C common stock on July 19, 2022. Additionally, the JM Trust exchanged 54,247 shares of Liberty Broadband Series B common stock for the same number of Liberty Broadband Series C common stock on January 23, 2023.

Spin-Off Arrangements

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly owned subsidiary, Liberty Broadband, and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). In connection with the Broadband Spin-Off, Liberty (for accounting purposes a related party of the Company) and Liberty Broadband entered into certain agreements in order to govern certain of the ongoing relationships between the two companies and to provide for an orderly transition, including a services agreement and a facilities sharing agreement. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters. Liberty Broadband reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which are negotiated semi-annually.

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. In December 2019, the Company entered into an amendment to the services agreement with Liberty in connection with Liberty’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc. and Qurate Retail, Inc. (“Qurate Retail”) (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement, currently set at 23% for the Company but subject to adjustment on an annual basis upon the occurrence of certain events.

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

Under these various agreements, amounts reimbursable to Liberty were approximately $2 million and $3 million for the three months ended March 31, 2023 and 2022, respectively. Liberty Broadband had a tax sharing receivable with Qurate Retail of $15 million and $7 million as of March 31, 2023 and December 31, 2022, respectively, of which $1 million was in Other current assets as of both March 31, 2023 and December 31, 2022, with the remaining receivable in Other assets, net.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2) Earnings Attributable to Liberty Broadband Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the three months ended March 31, 2023 and 2022 are 2 million and 1 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months
	ended	ended
	March 31, 2023	March 31, 2022

	(numbers of shares in millions)
Basic WASO	146	167
Potentially dilutive shares (1)	1	2
Diluted WASO	147	169

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2023			December 31, 2022
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$109	109	—	288	288	—
Indemnification obligation	$29	—	29	50	—	50
Exchangeable senior debentures	$1,253	—	1,253	1,373	—	1,373

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with the Combination, Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”), a subsidiary of Qurate Retail, for certain payments made to holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the "LI LLC 1.75% Exchangeable Debentures"). The indemnification liability due to LI LLC pertains to the holders’ ability to exercise their exchange right according to the terms of the LI LLC 1.75% Exchangeable Debentures on or before October 5,

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

2023. Such amount will equal the difference between the exchange value and par value of the LI LLC 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the condensed consolidated balance sheets as of March 31, 2023 represents the fair value of the estimated exchange feature included in the LI LLC 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of March 31, 2023, a holder of the LI LLC 1.75% Exchangeable Debentures has the ability to put their debentures on October 5, 2023, and, accordingly, such indemnification obligation is included as a current liability in the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2023, indemnification payments of $24 million were made by Liberty Broadband to Qurate Retail in connection with exchanges of $157 million of the LI LLC 1.75% Exchangeable Debentures that settled in the quarter.

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt (with the exception of the 1.25% Debentures, and the 2.75% Debentures and 1.75% Debentures prior to their redemption in the first quarter of 2023 (defined in note 6)) and long-term debt (with the exception of the 3.125% Debentures (as defined in note 6)). With the exception of long-term debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of the Margin Loan Facility, the Senior Credit Facility and the Wells Fargo Note Payable (each as defined in note 6) all bear interest at a variable rate and therefore are also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Indemnification obligation	$(3)	85
Exchangeable senior debentures (1)	(111)	52
	$(114)	137
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a gain of $64 million and a loss of $6 million for the three months ended March 31, 2023 and 2022, respectively. The cumulative change was a gain of $64 million as of March 31, 2023.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of March 31, 2023, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $11.6 billion and $16.8 billion, respectively. We own an approximate 31.3% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of March 31, 2023.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (“Equity Cap”). As of March 31, 2023, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap, in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 120,149 and 970,241 shares of Charter Class A common stock to Charter for $42 million and $602 million during the three months ended March 31, 2023 and 2022, respectively, to maintain our fully diluted ownership percentage at 26%.

Investment in Charter

The excess basis in our investment in Charter is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	March 31,	December 31,
	2023	2022
Property and equipment	$499	524
Customer relationships	2,200	2,230
Franchise fees	3,838	3,809
Trademarks	29	29
Goodwill	4,013	3,975
Debt	(407)	(450)
Deferred income tax liability	(1,509)	(1,505)
	$8,663	8,612

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 4 years and 8 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The increase in excess basis for the three months ended March 31, 2023 was primarily due to Charter’s share buyback program. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $69 million and $67 million, net of related taxes, for the three months ended March 31, 2023 and 2022, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $27 and $56 million during the three months ended March 31, 2023 and 2022, respectively. The dilution losses for the periods presented were primarily attributable to stock option exercises by employees and other third parties, partially offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during both the three months ended March 31, 2023 and 2022.

Summarized unaudited financial information for Charter is as follows:

Charter condensed consolidated balance sheets

	March 31, 2023	December 31, 2022

	amounts in millions
Current assets	$4,067	4,017
Property and equipment, net	36,602	36,039
Goodwill	29,563	29,563
Intangible assets, net	69,845	70,135
Other assets	4,793	4,769
Total assets	$144,870	144,523
Current liabilities	$12,242	12,065
Deferred income taxes	19,030	19,058
Long-term debt	95,973	96,093
Other liabilities	4,723	4,758
Equity	12,902	12,549
Total liabilities and shareholders’ equity	$144,870	144,523

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Charter condensed consolidated statements of operations

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Revenue	$13,653	13,200
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,511	8,134
Depreciation and amortization	2,206	2,294
Other operating expenses, net	10	1
	10,727	10,429
Operating income	2,926	2,771
Interest expense, net	(1,265)	(1,060)
Other income (expense), net	(104)	23
Income tax (expense) benefit	(374)	(345)
Net income (loss)	1,183	1,389
Less: Net income attributable to noncontrolling interests	(162)	(186)
Net income (loss) attributable to Charter shareholders	$1,021	1,203

(5) Intangible Assets

Intangible Assets Subject to Amortization, net

	March 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(101)	414	515	(91)	424
Other amortizable intangible assets	153	(61)	92	147	(55)	92
Total	$668	(162)	506	662	(146)	516

Amortization expense for intangible assets with finite useful lives was $16 million and $17 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2023	$47
2024	$57
2025	$52
2026	$49
2027	$48

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	March 31,	March 31,	December 31,
	2023	2023	2022
	amounts in millions
Margin Loan Facility	$1,400	1,400	1,400
3.125% Exchangeable Senior Debentures due 2053	1,265	1,251	—
1.25% Exchangeable Senior Debentures due 2050	2	2	798
2.75% Exchangeable Senior Debentures due 2050	—	—	560
1.75% Exchangeable Senior Debentures due 2046	—	—	15
Senior notes	600	626	628
Senior credit facility	396	396	397
Wells Fargo note payable	5	5	5
Deferred financing costs		(1)	(2)
Total debt	$3,668	3,679	3,801
Debt classified as current		(5)	(1,376)
Total long-term debt		$3,674	2,425

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

Outstanding borrowings under the Margin Loan Agreement were $1.4 billion as of both March 31, 2023 and December 31, 2022. As of March 31, 2023, SPV was permitted to borrow an additional $900 million under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is May 12, 2024 (except for any additional loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Borrowings under the Margin Loan Agreement bear interest at the three-month LIBOR rate plus a per annum spread of 1.5%. The Margin Loan Agreement also provides for customary LIBOR replacement provisions.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of March 31, 2023, 37.3 million shares of Charter common stock with a value of $13.3 billion were held in collateral accounts related to the Margin Loan Agreement.

Exchangeable Senior Debentures

On February 28, 2023, the Company closed a private offering of $1,265 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures”), including debentures with an aggregate original principal amount of $165 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.8901 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 3.125% Debentures, representing an initial exchange price of approximately $529.07 for each share of Charter Class A common stock. A total of 2,390,977 shares of Charter Class A common stock are attributable to the 3.125% Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2023. The 3.125% Debentures may be redeemed by the Company, in whole or in part, on or after April 6, 2026. Holders of the 3.125% Debentures also have the right to require the Company to purchase their 3.125% Debentures on April 6, 2026. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of March 31, 2023, a holder of the 3.125% Debentures does not have the ability to exchange their debentures and, accordingly, the 3.125% Debentures have been classified as long-term debt within the condensed consolidated balance sheet as of March 31, 2023.

The Company used the net proceeds of the offering, together with existing cash on hand, to repurchase all of the outstanding 1.75% exchangeable senior debentures due 2046 (the “1.75% Debentures”), all of the outstanding 2.75% Exchangeable Senior Debentures due 2050 (the “2.75% Debentures”) and a significant portion of the outstanding 1.25% Exchangeable Senior Debentures due 2050 (the “1.25% Debentures”). Upon exchange of the remaining portion of the 1.25% Debentures, pursuant to a supplemental indenture entered into in February 2023, the Company will deliver solely cash to satisfy its exchange obligations.

The Company has elected to account for all of its exchangeable senior debentures at fair value in its condensed consolidated financial statements. Accordingly, changes in the fair value of these instruments are recognized in unrealized gains (losses) in the accompanying condensed consolidated statements of operations. See note 3 for information related to unrealized gains (losses) on debt measured at fair value. As of March 31, 2023, a holder of the 1.25% Debentures has the ability to put their debentures to the Company on October 5, 2023 and, accordingly, the 1.25% Debentures have been classified as current within the condensed consolidated balance sheet as of March 31, 2023. The Company reviews the terms of all the debentures on a quarterly basis to determine whether an event has occurred to require current classification on the condensed consolidated balance sheets.

Senior Notes

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company. GCI, LLC is the issuer of $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured. Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $26 million at March 31, 2023. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

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

As of March 31, 2023, there was $246 million outstanding under the Term Loan A, $150 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $397 million available for borrowing.

Wells Fargo Note Payable

In connection with the closing of the Combination on December 18, 2020, the Company assumed GCI Holdings’ outstanding $6 million under its Wells Fargo Note Payable (as defined below). Outstanding borrowings on the Wells Fargo Note Payable were $5 million as of both March 31, 2023 and December 31, 2022.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of March 31, 2023.

Fair Value of Debt

The fair value of the Senior Notes was $522 million at March 31, 2023 (Level 2).

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at March 31, 2023.

(7) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband’s board of directors.

Liberty Broadband Series A Cumulative Redeemable Preferred Stock (“Liberty Broadband Preferred Stock”) was issued as a result of the Combination on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,183,812 shares issued and outstanding at March 31, 2023. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s condensed consolidated statements of operations. Liberty Broadband Preferred Stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband Preferred Stock of $203 million was recorded at the time of the Combination. The fair value of Liberty Broadband Preferred Stock as of March 31, 2023 was $164 million (Level 1).

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On March 10, 2023, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

which was paid on April 17, 2023 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on March 31, 2023.

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

Included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $8 million and $9 million of stock-based compensation during the three months ended March 31, 2023 and 2022, respectively.

Liberty Broadband – Grants

During the three months ended March 31, 2023, Liberty Broadband granted 129 thousand options to purchase shares of Liberty Broadband Series C common stock to our CEO in connection with his employment agreement. Such options had a GDFV of $27.83 per share and vest on December 29, 2023.

There were no options to purchase shares of Liberty Broadband Series A or Series B common stock granted during the three months ended March 31, 2023.

The Company has calculated the GDFV for all of its equity classified options and any subsequent re-measurement of its liability classified options using the Black-Scholes Model. The Company estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options is based on the historical volatility of Liberty Broadband common stock. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2023	3,602	$98.62
Granted	129	$80.19
Exercised	(24)	$67.24
Forfeited/Cancelled	(29)	$96.49
Outstanding at March 31, 2023	3,678	$98.19	3.3	$51
Exercisable at March 31, 2023	2,382	$77.46	2.6	$51

As of March 31, 2023, there were no outstanding options to purchase shares of Liberty Broadband Series A common stock. During the three months ended March 31, 2023, Liberty Broadband had 69 thousand Liberty Broadband Series B options with a WAEP of $97.21 that were forfeited. As of March 31, 2023, 246 thousand Liberty Broadband Series B options remained outstanding and exercisable at a WAEP of $95.98 and a weighted average remaining contractual life of 1.5 years.

As of March 31, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $45 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.4 years.

As of March 31, 2023, Liberty Broadband reserved 3.9 million shares of Liberty Broadband Series B and Series C common stock for issuance under exercise privileges of outstanding stock options.

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

(10) Segment Information

Liberty Broadband identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA (as defined below) or total assets and (B) those equity method affiliates whose share of earnings or losses represent 10% or more of Liberty Broadband’s annual pre-tax earnings (losses).

Liberty Broadband evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA. In addition, Liberty Broadband reviews nonfinancial measures such as subscriber growth.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the three months ended March 31, 2023, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

Liberty Broadband’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segment that is also a consolidated company are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. We have included amounts attributable to Charter in the tables below. Although Liberty Broadband owns less than 100% of the outstanding shares of Charter, 100% of the Charter amounts are included in the tables below and subsequently eliminated in order to reconcile the account totals to the Liberty Broadband condensed consolidated financial statements.

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$59	58
Wireless	35	34
Other	12	14
Business Revenue
Data	105	89
Wireless	11	13
Other	5	6
Lease, grant, and revenue from subsidies	19	19
Total GCI Holdings	246	233
Corporate and other	—	5
Total	$246	238

Charter revenue totaled $13,653 million and $13,200 million for the three months ended March 31, 2023 and 2022, respectively.

The Company had receivables of $184 million and $189 million at March 31, 2023 and December 31, 2022, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $35 million and $33 million at March 31, 2023 and December 31, 2022, respectively, the long-term portion of which are included in Other liabilities. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three months ended March 31, 2023 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $162 million in the remainder of 2023, $92 million in 2024, $65 million in 2025, $36 million in 2026 and $42 million in 2027 and thereafter.

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

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
GCI Holdings	$90	87
Charter	5,340	5,212
Corporate and other	(8)	(7)
	5,422	5,292
Eliminate equity method affiliate	(5,340)	(5,212)
Consolidated Liberty Broadband	$82	80

Other Information

	March 31, 2023
	Total	Investments	Capital
	assets	in affiliate	expenditures

	amounts in millions
GCI Holdings	$3,361	—	54
Charter	144,870	—	2,464
Corporate and other	11,768	11,609	—
	159,999	11,609	2,518
Eliminate equity method affiliate	(144,870)	—	(2,464)
Consolidated Liberty Broadband	$15,129	11,609	54

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Adjusted OIBDA	$82	80
Stock-based compensation	(8)	(9)
Depreciation and amortization	(58)	(64)
Operating income (loss)	16	7
Interest expense	(45)	(26)
Share of earnings (loss) of affiliate, net	248	303
Gain (loss) on dilution of investment in affiliate	(27)	(56)
Realized and unrealized gains (losses) on financial instruments, net	(114)	137
Other, net	14	(21)
Earnings (loss) before income taxes	$92	344

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the recognition of deferred revenue; competition; the performance, results of operations and cash flows of our equity affiliate, Charter Communications, Inc. (“Charter”); the expansion of Charter’s network; projected sources and uses of cash; the effects of regulatory developments; the Rural Health Care Program; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our, GCI Holdings, LLC (“GCI Holdings” or “GCI”), GCI, LLC, and Charter’s ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our, GCI Holdings, GCI, LLC and Charter’s ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our, GCI Holdings, GCI, LLC and Charter’s significant indebtedness and the ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels, the level of activity in the housing sector, economic uncertainty or downturn and inflationary pressures on input costs and labor;
●	competition faced by GCI Holdings and Charter;
●	the ability of GCI Holdings and Charter to acquire and retain subscribers;
●	the impact of governmental legislation and regulation including, without limitation, regulations of the Federal Communications Commission (the "FCC"), on GCI Holdings and Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	changes in the amount of data used on the networks of GCI Holdings and Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of GCI Holdings and Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for the products and services of GCI Holdings and Charter and their ability to adapt to changes in demand;
●	the ability of GCI Holdings and Charter to license or enforce intellectual property rights;
●	natural or man-made disasters, terrorist attacks, armed conflicts, pandemics, cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to hire and retain key personnel;
●	the ability to procure necessary services and equipment from GCI Holdings’ and Charter’s vendors in a timely manner and at reasonable costs including in connection with Charter’s network evolution and rural construction initiatives;
●	risks related to the Investment Company Act of 1940;
●	the outcome of any pending or threatened litigation; and

●	changes to general economic conditions, including economic conditions in Alaska, and their impact on potential customers, vendors and third parties.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is primarily comprised of GCI Holdings, a wholly owned subsidiary, and an equity method investment in Charter.

On December 18, 2020, GCI Liberty, Inc. (“GCI Liberty”) was merged with Liberty Broadband (the “Combination”) and Liberty Broadband acquired GCI Holdings. Through a number of prior years’ transactions, including the Combination, Liberty Broadband has acquired an interest in Charter. Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

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

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. The Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years. The Alaska economy is subject to recessionary pressures as a result of the economic impacts of the COVID-19 pandemic, volatility in oil prices, inflation, and other causes that could result in a decrease in economic activity. While it is difficult for GCI Holdings to predict the future impact of a recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings and could lead to an increase in accounts receivable and bad debt expense. If a recession occurs, it could negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

In addition, during 2022 and continuing in 2023, GCI Holdings began to experience the impact of inflation-sensitive items, including upward pressure on the costs of materials, labor, and other items that are critical to GCI Holding’s business. GCI Holdings continues to monitor these impacts closely and, if costs continue to rise, GCI Holdings may be unable to recoup losses or offset diminished margins by passing these costs through to its customers or implementing offsetting cost reductions.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company. As of March 31, 2023, the Company had net accounts receivable from the RHC Program of approximately $86 million, which is included within Trade and other receivables in the condensed consolidated balance sheets.

The Company disclosed, in additional detail, the following items related to GCI Holdings’ involvement in the RHC Program in its Annual Report on Form 10-K for the year ended December 31, 2022:

FCC Rate Reduction

●	The FCC reduced the rates charged to RHC customers by approximately 26% for the funding year that ended June 30, 2018. An Application for Review is currently with the FCC.
●	The FCC approved the cost-based rural rates GCI Holdings historically applied for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected $175 million in accounts receivable relating to these two funding years during 2021. GCI Holdings also filed an Application for Review of these determinations. GCI Holdings identified rates for similar services provided by a competitor that would justify higher rates for certain GCI Holdings satellite services in the funding years that ended on June 30, 2018, June 30, 2019, and June 30, 2020. GCI Holdings submitted that information to the FCC’s Wireline Competition Bureau on September 7, 2021. The Applications for Review remain pending.
●	On May 24, 2021, the FCC approved the cost studies submitted by GCI Holdings for the funding year ended June 30, 2021. Subsequently, on August 16, 2021, GCI Holdings submitted a request for approval of rates for 17 additional sites, 13 of which the FCC approved on December 22, 2022. The rest remain pending.

RHC Program Funding Cap

●	The RHC Program has a funding cap for each individual funding year that is annually adjusted for inflation, and which the FCC can increase by carrying forward unused funds from prior funding years. In recent years, including the current funding year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.

Enforcement Bureau and Related Inquiries

●	GCI Holdings received a letter of inquiry and request for information from the Enforcement Bureau (the “Enforcement Bureau”) of the FCC, in March 2018 relating to the period beginning January 1, 2015 and including all future periods.
●	In the fourth quarter of 2019, GCI Holdings became aware of potential RHC Program compliance issues related to certain of its currently active and expired contracts with certain of its RHC customers.
●	On December 17, 2020, GCI Holdings received a Subpoena Duces Tecum from the FCC’s Office of the Inspector General requiring production of documents from January 1, 2009 to the present related to a single RHC customer and related contracts, information regarding GCI Holdings’ determination of rural rates for a single customer, and to provide information regarding persons with knowledge of pricing practices generally.
●	In 2021, GCI Holdings was informed that a qui tam action had been filed in the Western District of Washington arising from the subject matter under review by the Enforcement Bureau. The Department of Justice (the “DOJ”) is investigating whether GCI Holdings submitted false claims and/or statements in connection with GCI’s participation in the FCC’s RHC Program. Additionally in 2021, the DOJ issued a Civil Investigative Demand with regard to the qui tam action.
●	With respect to the ongoing inquiries from the FCC’s Enforcement Bureau and the FCC’s Office of the Inspector General, GCI Holdings recognized a liability of approximately $12 million in 2019 for contracts that were deemed probable of not complying with the RHC Program rules. During the year ended December 31, 2022, GCI Holdings recorded an additional estimated settlement expense of $15 million relating to a settlement offer made by GCI Holdings resulting in a total estimated liability of $27 million. GCI Holdings also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $30 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties but such amounts could not be reasonably estimated.
●	The DOJ and GCI Holdings held discussions regarding the qui tam action whereby the DOJ clarified that its investigation relates to the years from 2010 through 2019 and alleged that GCI Holdings had submitted false claims under the RHC Program during this time period. GCI Holdings continues to work with the DOJ related to this matter and has recorded a $14 million estimated settlement expense during the year ended December 31, 2022 to reflect discussions and settlement offers that GCI Holdings made to the DOJ during 2022. However, the Company is unable to assess the ultimate outcome of this action and is unable to reasonably estimate any range of additional possible loss beyond the $14 million estimated settlement liability, including any type of fine or penalty that may ultimately be assessed as permitted under the applicable law.
●	Separately, during the third quarter of 2022, GCI Holdings became aware of possible RHC Program compliance issues relating to potential conflicts of interest identified in the historical competitive bidding process with respect to certain of its contracts with its RHC customers. GCI Holdings notified the FCC’s Enforcement Bureau of the potential compliance issues; however, the Company is unable to assess the ultimate outcome of the potential compliance issues and is unable to reasonably estimate any range of loss or possible loss.

Revision of Support Calculations

●	The FCC released an Order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved. On January 19, 2021, the Wireline Competition Bureau of the FCC issued an Order that waives the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Order requires GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ended on June 30, 2021. On April 8, 2021, the Wireline Competition Bureau issued an Order further extending the January 19, 2021 waiver to carriers nationwide and eliminating the ability or requirement to use the database to establish the healthcare provider payments for services subsidized by the RHC Telecom Program. On April 12, 2022 and May 25, 2022, the Bureau issued Orders further extending the January 19, 2021 and April 8, 2021 waivers regarding use of the database by health care providers seeking support under the RHC Program through the funding year ending June 30, 2024. On January 26, 2023, the FCC adopted an Order on Reconsideration, Report and Order, and Second Further Notice of Proposed Rulemaking, which grants the petitions challenging the rates database, returns the RHC Telecom Program to the rate determination rules in place prior to the adoption of the rates database, permits providers to determine rural rates based on previously approved rates through the funding years ending June 30, 2025 and June 30, 2026, and seeks comment on future revisions to the rate determination rules.

The Company does not have any significant updates regarding the items noted above.

Charter

Charter is a leading broadband connectivity company and cable operator serving more than 32 million customers in 41 states through its Spectrum brand.

During the first quarter of 2023, Charter added 686,000 mobile lines, 76,000 Internet customers and 16,000 residential and small and medium business customer relationships, which excludes mobile-only customers. Charter’s Spectrum One offering, which brings together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on-the-go in a high-value package, contributed to Charter’s increase in mobile lines in the first quarter. Charter continues to see lower customer move rates and switching behavior among providers, which has reduced its selling opportunities. Charter is beginning to see benefits from the targeted investments it is making in employee wages and benefits inside of its operations to build employee skill sets and tenure, as well as the continued investments in digitization of Charter’s customer service platforms and proactive maintenance, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

Charter spent $391 million on its subsidized rural construction initiative during the three months ended March 31, 2023. Charter expects that over time, its subsidized rural construction initiative will support customer growth, and in the first quarter of 2023, Charter activated approximately 44,000 subsidized rural passings. In addition, Charter continues to evolve and upgrade its network to provide higher Internet speeds and reliability and invest in its products and customer service platforms. By continually improving its product set and offering consumers the opportunity to save money by switching to its services, Charter believes it can continue to penetrate its expanding footprint and capture more spend on additional products for its existing customers.

Other

Skyhook Holdings, Inc. (“Skyhook”) was a wholly owned subsidiary of Liberty Broadband until its sale on May 2, 2022 for aggregate consideration of approximately $194 million, including amounts held in escrow of approximately $23 million. Liberty Broadband recognized a gain on the sale of $179 million, net of closing fees, in the second quarter of 2022. Skyhook is included in Corporate and other through April 30, 2022 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty Broadband’s operations and financial results.

Results of Operations — Consolidated —March 31, 2023 and 2022

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

Consolidated operating results:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Revenue
GCI Holdings	$246	233
Corporate and other	—	5
Consolidated	$246	238

Operating Income (Loss)
GCI Holdings	$29	21
Corporate and other	(13)	(14)
Consolidated	$16	7

Adjusted OIBDA
GCI Holdings	$90	87
Corporate and other	(8)	(7)
Consolidated	$82	80

Revenue

Revenue increased $8 million for the three months ended March 31, 2023, as compared to the corresponding prior year period. The increase in revenue was primarily due to increased revenue from GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Revenue for Corporate and other decreased for the three months ended March 31, 2023, as compared to the corresponding prior year period. With the sale of Skyhook in May 2022, Corporate and other revenue was minimal during the first half of 2022 and will be zero in future periods as all Corporate and other revenue was generated by Skyhook.

Operating Income (Loss)

Consolidated operating income improved $9 million for the three months ended March 31, 2023, as compared to the corresponding prior year period. Operating loss for Corporate and other improved $1 million for the three months ended March 31, 2023, as compared to the corresponding prior year period, due to decreased professional service fees.

Operating income increased $8 million at GCI Holdings for the three months ended March 31, 2023, as compared to the corresponding prior year period. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Stock-based compensation

Stock-based compensation expense decreased $1 million for the three months ended March 31, 2023, as compared to the corresponding prior year period. The decrease in stock-based compensation expense was primarily due to a decrease in Liberty Broadband’s allocation rate per the services agreement arrangement as described in note 1 to the accompanying condensed consolidated financial statements.

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

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Operating income (loss)	$16	7
Depreciation and amortization	58	64
Stock-based compensation	8	9
Adjusted OIBDA	$82	80

Adjusted OIBDA improved $2 million for the three months ended March 31, 2023, as compared to the corresponding prior year period, primarily due to increased Adjusted OIBDA at GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Other income (expense):
Interest expense	$(45)	(26)
Share of earnings (losses) of affiliate	248	303
Gain (loss) on dilution of investment in affiliate	(27)	(56)
Realized and unrealized gains (losses) on financial instruments, net	(114)	137
Other, net	14	(21)
	$76	337

Interest expense

Interest expense increased $19 million during the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The increase was driven by higher interest rates on our variable rate debt, partially offset by lower amounts outstanding on the Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements). The interest rates on our fixed rate debt also increased with the closing of the 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures”) and repurchase of other exchangeables, as further described in note 6 to the accompanying condensed consolidated financial statements.

Share of earnings (losses) of affiliate

Share of earnings of affiliate decreased $55 million during the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $69 million and $67 million, net of related taxes, for the three months ended March 31, 2023 and 2022, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program. The decrease in the share of earnings of affiliate in the three months ended March 31, 2023, as compared to the corresponding period in the prior year, was the result of the corresponding decrease in net income at Charter.

The following is a discussion of Charter’s results of operations. Beginning in the first quarter of 2023, Charter changed its presentation of its mobile business, among several other changes, to better reflect the converged and integrated nature of its business and operations, which altered the way they group revenue and expenses. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Revenue	$13,653	13,200
Operating expenses, excluding stock-based compensation	(8,313)	(7,988)
Adjusted OIBDA	5,340	5,212
Depreciation and amortization	(2,206)	(2,294)
Stock-based compensation	(208)	(147)
Operating income	2,926	2,771
Other expenses, net	(1,369)	(1,037)
Net income (loss) before income taxes	1,557	1,734
Income tax (expense) benefit	(374)	(345)
Net income (loss)	1,183	1,389
Less: Net income attributable to noncontrolling interests	(162)	(186)
Net income (loss) attributable to Charter shareholders	$1,021	1,203

Charter net income decreased $206 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year.

Charter’s revenue increased $453 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily due to pass-through of programming cost increases to video customers and other price adjustments and increases in the number of residential mobile and Internet customers. Additionally, revenue increased due to product mix and higher mobile device sales.

During the three months ended March 31, 2023, operating expenses, excluding stock-based compensation, increased $325 million, as compared to the corresponding period in the prior year. Operating costs increased primarily due to higher mobile device sales and higher other mobile direct costs due to an increase in mobile lines, as well as increased costs to service customers and higher corporate labor costs. The increased costs to service customers was primarily due to adjustments to job structure, pay and benefits to build a more skilled and longer tenured workforce resulting in lower frontline employee attrition compared to 2022, and additional activity to support the accelerated growth of Spectrum Mobile.

These increases in operating costs were partially offset by decreased programming costs as a result of fewer video customers and a higher mix of lower cost video packages within Charter’s video customer base partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Charter’s Adjusted OIBDA increased $128 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, for the reasons described above.

Depreciation and amortization expense decreased $88 million during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily due to certain assets acquired in acquisitions becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other expenses, net increased $332 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The increase in other expenses, net was primarily due to increased interest expense caused by an increase in weighted average interest rates, as well as an increase in weighted average debt outstanding, and increased losses on financial instruments and equity investments.

Income tax expense increased $29 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year. Income tax expense increased primarily as a result of decreased recognition of excess tax benefits resulting from share-based compensation partly offset by lower pretax income.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate decreased by $29 million during the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily due to a decrease in issuance of Charter common stock from the exercise of stock options and restricted stock units held by employees and other third parties, partially offset by a smaller gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Indemnification obligation	$(3)	85
Exchangeable senior debentures	(111)	52
	$(114)	137

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 3 and 6 to the accompanying condensed consolidated financial statements for additional discussion). The increase in realized and unrealized losses for the three months ended March 31, 2023, compared to the corresponding period in the prior year, was primarily due to an increase in unrealized losses on the indemnification obligation, as well as the change in fair value of the 3.125% Debentures related to changes in market price of underlying Charter stock.

Other, net

Other, net income increased $35 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The increase was primarily due to a tax sharing receivable with Qurate Retail that resulted in an increased gain of $31 million for the three months ended March 31, 2023. See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying condensed consolidated financial statements.

Income taxes

Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Earnings (loss) before income taxes	$92	344
Income tax (expense) benefit	(23)	(45)
Effective income tax rate	25%	13%

The difference between the effective income tax rate of 25% and the U.S. Federal income tax rate of 21% for the three months ended March 31, 2023 was primarily due to the effect of state income taxes and the recognition of excess tax benefits and shortfalls related to stock-based compensation.

The difference between the effective income tax rate of 13% and the U.S. Federal income tax rate of 21% for the three months ended March 31, 2022 was primarily due to deferred tax benefits recognized related to tax basis in the stock of a consolidated subsidiary sold during the second quarter of 2022 and non-taxable income from a decrease in the fair value of the indemnification payable owed to Qurate Retail.

Net earnings (loss)

The Company had net earnings of $69 million and $299 million for the three months ended March 31, 2023 and 2022, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other income and expenses.

Liquidity and Capital Resources

As of March 31, 2023, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), monetization of our investments (including Charter Repurchases (as defined in note 4 to the accompanying condensed consolidated financial statement and discussed below)), outstanding or anticipated debt facilities (as described in note 6 to the accompanying condensed consolidated financial statements), debt and equity issuances, and dividend and interest receipts.

As of March 31, 2023, Liberty Broadband had a cash and cash equivalents balance of $169 million.

	Three months ended March 31,
	2023	2022

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$41	90
Net cash provided by (used in) investing activities	$(12)	574
Net cash provided by (used in) financing activities	$(235)	(548)

The decrease in cash provided by operating activities in the three months ended March 31, 2023, as compared to the corresponding period in the prior year, was primarily driven by timing differences in working capital accounts, partially offset by increased operating income.

During the three months ended March 31, 2023 and 2022, net cash flows used in investing activities were primarily related to capital expenditures of $54 million and $32 million, respectively. This net outflow of cash was offset by the sale of 120,149 and 970,241 shares of Charter Class A common stock to Charter for $42 million and $602 million during the three months ended March 31, 2023 and 2022, respectively, to maintain our fully diluted ownership percentage of Charter at 26%. In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 4 to the accompanying condensed consolidated financial statements). The Company expects the Charter Repurchases to be a significant source of liquidity in future periods.

During the three months ended March 31, 2023, net cash flows used in financing activities were primarily for the repurchase of approximately $1,415 million in principal amount of outstanding exchangeable senior debentures, partially offset by the issuance of $1,265 million aggregate original principal amount of the 3.125% Debentures (see more information in note 6 to the accompanying condensed consolidated financial statements). Additionally, net cash flows used in financing activities included repurchases of Liberty Broadband Series A and Series C common stock of $40 million and indemnification payments of $24 million made by Liberty Broadband to Qurate Retail in connection with the LI LLC 1.75% Exchangeable Debentures. During the three months ended March 31, 2022, net cash flows used in financing activities were primarily repurchases of Liberty Broadband Series A and Series C common stock of $843 million, partially offset by borrowings of debt of $300 million of outstanding Revolving Loans (as defined in note 6 to the accompanying condensed consolidated financial statements) under the Margin Loan Facility.

The projected uses of our cash for the remainder of 2023 are the potential buyback of common stock under the approved share buyback program, net capital expenditures of approximately $130 million, approximately $155 million for interest payments on outstanding debt, approximately $10 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to pay accrued litigation settlements, to reimburse Liberty Media Corporation for amounts due under various agreements and to fund potential investment opportunities. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Results of Operations—GCI Holdings, LLC

GCI Holdings provides a full range of data, wireless, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	March 31,
	2023	2022
Consumer
Data:
Cable modem subscribers[1]	159,100	153,600
Wireless:
Wireless lines in service[2]	193,700	185,900

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Data cable modem subscribers as of March 31, 2023 include 1,100 subscribers that were reclassified from GCI Business to GCI Consumer subscribers in the first quarter of 2023 and are not new additions.

2 A wireless line in service is defined as a wireless device with a monthly fee for services. Wireless lines in service as of March 31, 2023 include 1,400 lines that were reclassified from GCI Business to GCI Consumer lines in the first quarter of 2023 and are not new additions.

GCI Holdings’ operating results for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Revenue	$246	233
Operating expenses (excluding stock-based compensation included below):
Operating expense	(62)	(63)
Selling, general and administrative expenses	(94)	(83)
Adjusted OIBDA	90	87
Stock-based compensation	(3)	(3)
Depreciation and amortization	(58)	(63)
Operating income (loss)	$29	21

Revenue

The components of revenue are as follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Consumer
Data	$59	58
Wireless	47	46
Other	12	15
Business
Data	106	90
Wireless	13	14
Other	9	10
Total revenue	$246	233

Consumer data revenue increased $1 million for the three months ended March 31, 2023 as compared to the corresponding prior year period. The increase was primarily driven by an increase in the number of subscribers.

Consumer wireless revenue increased $1 million for the three months ended March 31, 2023 as compared to the corresponding prior year period. The increase was primarily driven by an increase in the number of subscribers.

Consumer other revenue decreased $3 million for the three months ended March 31, 2023 as compared to the corresponding prior year period. Consumer other revenue consists of consumer video and voice revenue. The decrease was due to a decrease in video revenue primarily driven by decreased video subscribers. This was the result of both the transition from traditional linear video delivery to IP delivery and GCI Holdings’ decision to discontinue selling bulk video packages for multi-dwelling units. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and expects a continued decrease as customers potentially choose alternative services.

Business data revenue increased $16 million for the three months ended March 31, 2023 as compared to the corresponding prior year period, primarily due to increased sales to health care and school customers due to service upgrades as well as new customer growth. These increases were partially offset by decreases in professional services revenue, driven by a reduction in time and material project work.

Business wireless revenue decreased $1 million for the three months ended March 31, 2023 as compared to the corresponding prior year period. The decrease was primarily due to decreases in roaming revenue.

Business other revenue decreased $1 million for the three months ended March 31, 2023 as compared to the corresponding prior year period. Business other revenue consists of business video and voice revenue. The decrease was primarily due to decreased local and long distance voice revenue. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and has not focused business efforts on growth in these areas.

Operating expenses decreased $1 million for the three months ended March 31, 2023 as compared to the corresponding prior year period, primarily due to a decrease in costs paid to content producers driven by reduced video subscribers.

Selling, general and administrative expenses increased $11 million for the three months ended March 31, 2023 as compared to the corresponding prior year period, primarily due to increases in labor related costs and increases in bad debt and property taxes. The increase in bad debt and property taxes is due to one-time decreases in these costs during the quarter ended March 31, 2022.

Stock-based compensation remained flat for the three months ended March 31, 2023 as compared to the corresponding prior year period.

Depreciation and amortization decreased $5 million for the three months ended March 31, 2023 as compared to the corresponding prior year period. The decrease was due to lower depreciation expense as certain assets became fully depreciated during 2022.

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

As of March 31, 2023, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$401	6.5%	$600	4.8%
Corporate and other	$1,400	6.7%	$1,267	3.1%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), and under the oversight of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2023. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

A summary of the repurchase activity for the three months ended March 31, 2023 is as follows:

	Series A Common Stock		Series C Common Stock
					Total Number	Maximum Number
					of Shares	(or Approximate Dollar
					Purchased as	Value) of Shares that
	Total Number	Average	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Purchased	Share	Programs	Programs
January 1 - 31, 2023	283,449	$85.15	37,975	$79.43	321,424	$1,974	million
February 1 - 28, 2023	38,518	$92.88	98,620	$92.82	137,138	$1,962	million
March 1 - 31, 2023	—	$-	—	$-	—	$1,962	million
Total	321,967		136,595		458,562

There were no repurchases of Liberty Broadband Series B common stock or Liberty Broadband Preferred Stock during the three months ended March 31, 2023.

During the three months ended March 31, 2023, 29 shares of Liberty Broadband Series A common stock, zero shares of Liberty Broadband Series B common stock, 106 shares of Liberty Broadband Series C common stock and zero shares of Liberty Broadband Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

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

LIBERTY BROADBAND CORPORATION

Date: May 2, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: May 2, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3