Form 10-Q
period 2023-06-30
Liberty Broadband Corp
filed 2023-08-04
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of July 31, 2023 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,230,229	2,028,632	125,954,241

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2023	2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$81	375
Trade and other receivables, net of allowance for credit losses of $5 and $4, respectively	183	201
Prepaid and other current assets	129	84
Total current assets	393	660
Investment in Charter, accounted for using the equity method (note 4)	11,916	11,433
Property and equipment, net	1,013	1,011
Intangible assets not subject to amortization
Goodwill	755	755
Cable certificates	550	550
Other	37	37
Intangible assets subject to amortization, net (note 5)	492	516
Other assets, net	253	180
Total assets	$15,409	15,142

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2023	2022

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$92	92
Deferred revenue	24	20
Current portion of debt, including $2 and $1,373 measured at fair value, respectively (note 6)	5	1,376
Indemnification obligation (note 3)	10	50
Other current liabilities	63	137
Total current liabilities	194	1,675
Long-term debt, net, including $1,233 and zero measured at fair value, respectively (note 6)	3,729	2,425
Obligations under tower obligations and finance leases, excluding current portion	84	86
Long-term deferred revenue	63	63
Deferred income tax liabilities	2,146	2,040
Preferred stock (note 7)	202	202
Other liabilities	152	150
Total liabilities	6,570	6,641
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,230,229 and 18,528,468 at June 30, 2023 and December 31, 2022, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,028,632 and 2,106,636 at June 30, 2023 and December 31, 2022, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 125,954,241 and 125,962,296 at June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	3,286	3,318
Accumulated other comprehensive earnings (loss), net of taxes	56	9
Retained earnings	5,476	5,155
Total stockholders' equity	8,819	8,483
Non-controlling interests	20	18
Total equity	8,839	8,501
Commitments and contingencies (note 9)
Total liabilities and equity	$15,409	15,142

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions, except per share amounts
Revenue	$245	239	491	477
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	59	60	121	126
Selling, general and administrative, including stock-based compensation (note 8)	107	105	217	206
Depreciation and amortization	56	65	114	129
Litigation settlement (note 9)	—	10	—	10
	222	240	452	471
Operating income (loss)	23	(1)	39	6
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(52)	(30)	(97)	(56)
Share of earnings (losses) of affiliate (note 4)	318	386	566	689
Gain (loss) on dilution of investment in affiliate (note 4)	(5)	(11)	(32)	(67)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	40	77	(74)	214
Gain (loss) on dispositions, net (note 1)	—	179	—	179
Other, net	2	(18)	16	(39)
Earnings (loss) before income taxes	326	582	418	926
Income tax benefit (expense)	(74)	(117)	(97)	(162)
Net earnings (loss)	252	465	321	764
Less net earnings (loss) attributable to the non-controlling interests	—	—	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$252	465	321	764
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$1.73	2.89	2.20	4.66
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$1.71	2.87	2.18	4.63

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Net earnings (loss)	$252	465	321	764
Other comprehensive earnings (loss), net of taxes:
Credit risk on fair value debt instruments gains (loss)	(3)	20	47	16
Other comprehensive earnings (loss), net of taxes	(3)	20	47	16
Comprehensive earnings (loss)	249	485	368	780
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$249	485	368	780

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$321	764
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	114	129
Stock-based compensation	16	18
Litigation settlement	—	10
Share of (earnings) losses of affiliate, net	(566)	(689)
(Gain) loss on dilution of investment in affiliate	32	67
Realized and unrealized (gains) losses on financial instruments, net	74	(214)
Deferred income tax expense (benefit)	95	1
(Gain) loss on dispositions, net	—	(179)
Other, net	(2)	(3)
Changes in operating assets and liabilities:
Current and other assets	(40)	113
Payables and other liabilities	(99)	1
Net cash provided by (used in) operating activities	(55)	18
Cash flows from investing activities:
Capital expenditures	(97)	(78)
Grant proceeds received for capital expenditures	2	—
Cash received for Charter shares repurchased by Charter	42	1,806
Cash proceeds from dispositions, net	—	163
Cash released from escrow related to dispositions	23	—
Purchases of investments	(53)	—
Other investing activities, net	2	4
Net cash provided by (used in) investing activities	(81)	1,895
Cash flows from financing activities:
Borrowings of debt	1,451	300
Repayments of debt, tower obligations and finance leases	(1,545)	(203)
Repurchases of Liberty Broadband common stock	(40)	(1,890)
Indemnification payment to Qurate Retail	(25)	—
Other financing activities, net	(2)	(3)
Net cash provided by (used in) financing activities	(161)	(1,796)
Net increase (decrease) in cash, cash equivalents and restricted cash	(297)	117
Cash, cash equivalents and restricted cash, beginning of period	400	206
Cash, cash equivalents and restricted cash, end of period	$103	323

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	June 30,	December 31,
	2023	2022

	amounts in millions
Cash and cash equivalents	$81	375
Restricted cash included in other current assets	20	24
Restricted cash included in other long-term assets	2	1
Total cash and cash equivalents and restricted cash at end of period	$103	400

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2023	$—	—	1	3,318	9	5,155	18	8,501
Net earnings (loss)	—	—	—	—	—	321	—	321
Other comprehensive earnings (loss), net of taxes	—	—	—	—	47	—	—	47
Stock-based compensation	—	—	—	16	—	—	—	16
Liberty Broadband stock repurchases	—	—	—	(40)	—	—	—	(40)
Noncontrolling interest activity at Charter and other	—	—	—	(8)	—	—	2	(6)
Balance at June 30, 2023	$—	—	1	3,286	56	5,476	20	8,839

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at March 31, 2023	$—	—	1	3,282	59	5,224	18	8,584
Net earnings (loss)	—	—	—	—	—	252	—	252
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	8	—	—	—	8
Noncontrolling interest activity at Charter and other	—	—	—	(4)	—	—	2	(2)
Balance at June 30, 2023	$—	—	1	3,286	56	5,476	20	8,839

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity (continued)

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2022	$—	—	1	6,214	14	3,898	12	10,139
Net earnings (loss)	—	—	—	—	—	764	—	764
Other comprehensive earnings (loss), net of taxes	—	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	18	—	—	—	18
Liberty Broadband stock repurchases	—	—	—	(1,890)	—	—	—	(1,890)
Noncontrolling interest activity at Charter and other	—	—	—	(23)	—	—	4	(19)
Balance at June 30, 2022	$—	—	1	4,319	30	4,662	16	9,028

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at March 31, 2022	$—	—	1	5,375	10	4,197	16	9,599
Net earnings (loss)	—	—	—	—	—	465	—	465
Other comprehensive earnings (loss), net of taxes	—	—	—	—	20	—	—	20
Stock-based compensation	—	—	—	9	—	—	—	9
Liberty Broadband stock repurchases	—	—	—	(1,047)	—	—	—	(1,047)
Noncontrolling interest activity at Charter and other	—	—	—	(18)	—	—	—	(18)
Balance at June 30, 2022	$—	—	1	4,319	30	4,662	16	9,028

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

Skyhook Holdings, Inc. (“Skyhook”) was a wholly owned subsidiary of Liberty Broadband until its sale on May 2, 2022 for aggregate consideration of approximately $194 million, including amounts held in escrow of approximately $23 million that were released to Liberty Broadband on May 3, 2023. Liberty Broadband recognized a gain on the sale of $179 million, net of closing fees, in the second quarter of 2022, which is recorded in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations. Skyhook is included in Corporate and other through April 30, 2022 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty Broadband’s operations and financial results. Included in Revenue in the accompanying condensed consolidated statements of operations is $1 million and $6 million for the three and six months ended June 30, 2022, respectively, related to Skyhook. Included in Net earnings (loss) in the accompanying condensed consolidated statement of operations are earnings of $1 million and $4 million for the three and six months ended June 30, 2022, respectively, related to Skyhook.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

As described in note 4, we are participating in Charter’s share buyback program in order to maintain our fully diluted ownership percentage of 26%. The primary use of those proceeds has been to repurchase Liberty Broadband Series A and Series C common stock pursuant to our authorized share repurchase programs. In addition, some of the proceeds were used for debt repayments.

During the six months ended June 30, 2023, we repurchased an aggregate of 459 thousand shares of Liberty Broadband Series A and Series C common stock for a total purchase price of $40 million. During the six months ended June 30, 2022, we repurchased an aggregate of 14.4 million shares of Liberty Broadband Series A and Series C common stock for a total purchase price of $1,890 million. As of June 30, 2023, the amount remaining under the authorized repurchase program is approximately $1,962 million.

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

Under these various agreements, amounts reimbursable to Liberty were approximately $1 million and $2 million for the three months ended June 30, 2023 and 2022, respectively, and $3 million and $5 million for the six months ended June 30, 2023 and 2022, respectively. Liberty Broadband had a tax sharing receivable with Qurate Retail of $14 million and $7

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

million as of June 30, 2023 and December 31, 2022, respectively, of which zero and $1 million were in Other current assets as of June 30, 2023 and December 31, 2022, respectively, with the remaining receivable in Other assets, net.

(2) Earnings Attributable to Liberty Broadband Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for both the three months ended June 30, 2023 and 2022 are 2 million potential common shares, because their inclusion would have been antidilutive. Excluded from diluted EPS for the six months ended June 30, 2023 and 2022 are 2 million and 1 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(numbers of shares in millions)
Basic WASO	146	161	146	164
Potentially dilutive shares (1)	1	1	1	1
Diluted WASO	147	162	147	165

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2023			December 31, 2022
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$20	20	—	288	288	—
Indemnification obligation	$10	—	10	50	—	50
Exchangeable senior debentures	$1,235	—	1,235	1,373	—	1,373

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with the Combination, Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”), a subsidiary of Qurate Retail, for certain payments made to holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the "LI LLC 1.75% Exchangeable Debentures"). The indemnification liability due to LI LLC pertains to the holders’ ability to exercise their exchange right according to the terms of the LI LLC 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the LI LLC 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the condensed consolidated balance sheets as of June 30, 2023 represents the fair value of the estimated exchange feature included in the LI LLC 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of June 30, 2023, a holder of the LI LLC 1.75% Exchangeable Debentures has the ability to exchange their debentures and, accordingly, such indemnification obligation is included as a current liability in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2023, indemnification payments of $25 million were made by Liberty Broadband to Qurate Retail in connection with exchanges of $251 million of the LI LLC 1.75% Exchangeable Debentures that settled in the period.

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, equity securities, current portion of debt (with the exception of the 1.25% Debentures, and the 2.75% Debentures and 1.75% Debentures prior to their redemption in the first quarter of 2023 (defined in note 6)) and long-term debt (with the exception of the 3.125% Debentures (as defined in note 6)). With the exception of long-term debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of the Margin Loan Facility, the Senior Credit Facility and the Wells Fargo Note Payable (each as defined in note 6) all bear interest at a variable rate and therefore are also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Indemnification obligation	$18	64	15	149
Exchangeable senior debentures (1)	22	13	(89)	65
	$40	77	(74)	214
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a loss of $3 million and a gain of $26 million for the three months ended June 30, 2023 and 2022,

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

respectively, and a gain of $61 million and $20 million for the six months ended June 30, 2023 and 2022, respectively. The cumulative change was a gain of $61 million as of June 30, 2023.

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of June 30, 2023, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $11.9 billion and $17.3 billion, respectively. We own an approximate 31.5% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of June 30, 2023.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (“Equity Cap”). As of June 30, 2023, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap, in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 120,149 and 3,227,684 shares of Charter Class A common stock to Charter for $42 million and $1,806 million during the six months ended June 30, 2023 and 2022, respectively, to maintain our fully diluted ownership percentage at 26%.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Investment in Charter

The excess basis in our investment in Charter is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	June 30,	December 31,
	2023	2022
Property and equipment	$468	524
Customer relationships	2,135	2,230
Franchise fees	3,843	3,809
Trademarks	29	29
Goodwill	4,024	3,975
Debt	(382)	(450)
Deferred income tax liability	(1,493)	(1,505)
	$8,624	8,612

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 4 years and 8 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The slight increase in excess basis for the six months ended June 30, 2023 was primarily a result of Charter’s share buyback program. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $65 million and $67 million, net of related taxes, for the three months ended June 30, 2023 and 2022, respectively, and expenses of $134 million and $134 million, net of related taxes, for the six months ended June 30, 2023 and 2022, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $5 and $11 million during the three months ended June 30, 2023 and 2022, respectively, and dilution losses of $32 million and $67 million during the six months ended June 30, 2023 and 2022, respectively. The dilution losses for the periods presented were primarily attributable to the exercise of stock options and restricted stock units by employees and other third parties, slightly offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during both the six months ended June 30, 2023 and 2022.

Summarized unaudited financial information for Charter is as follows:

Charter condensed consolidated balance sheets

	June 30, 2023	December 31, 2022

	amounts in millions
Current assets	$3,929	4,017
Property and equipment, net	37,546	36,039
Goodwill	29,672	29,563
Intangible assets, net	69,618	70,135
Other assets	4,850	4,769
Total assets	$145,615	144,523
Current liabilities	$11,975	12,065
Deferred income taxes	18,982	19,058
Long-term debt	95,971	96,093
Other liabilities	4,660	4,758
Equity	14,027	12,549
Total liabilities and shareholders’ equity	$145,615	144,523

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Charter condensed consolidated statements of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Revenue	$13,659	13,598	27,312	26,798
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,305	8,193	16,816	16,327
Depreciation and amortization	2,172	2,240	4,378	4,534
Other operating (income) expenses, net	(58)	(62)	(48)	(61)
	10,419	10,371	21,146	20,800
Operating income	3,240	3,227	6,166	5,998
Interest expense, net	(1,298)	(1,109)	(2,563)	(2,169)
Other income (expense), net	(85)	79	(189)	102
Income tax (expense) benefit	(444)	(489)	(818)	(834)
Net income (loss)	1,413	1,708	2,596	3,097
Less: Net income attributable to noncontrolling interests	(190)	(237)	(352)	(423)
Net income (loss) attributable to Charter shareholders	$1,223	1,471	2,244	2,674

(5) Intangible Assets

Intangible Assets Subject to Amortization, net

	June 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(111)	404	515	(91)	424
Other amortizable intangible assets	155	(67)	88	147	(55)	92
Total	$670	(178)	492	662	(146)	516

Amortization expense for intangible assets with finite useful lives was $16 million and $16 million for the three months ended June 30, 2023 and 2022, respectively, and $32 million and $33 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2023	$32
2024	$57
2025	$52
2026	$50
2027	$48

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	June 30,	June 30,	December 31,
	2023	2023	2022
	amounts in millions
Margin Loan Facility	$1,475	1,475	1,400
3.125% Exchangeable Senior Debentures due 2053	1,265	1,233	—
1.25% Exchangeable Senior Debentures due 2050	2	2	798
2.75% Exchangeable Senior Debentures due 2050	—	—	560
1.75% Exchangeable Senior Debentures due 2046	—	—	15
Senior notes	600	625	628
Senior credit facility	396	396	397
Wells Fargo note payable	5	5	5
Deferred financing costs		(2)	(2)
Total debt	$3,743	3,734	3,801
Debt classified as current		(5)	(1,376)
Total long-term debt		$3,729	2,425

Margin Loan Facility

On May 17, 2023, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”) entered into Amendment No. 7 to Margin Loan Agreement (the “Seventh Amendment”), which amends SPV’s margin loan agreement, dated as of August 31, 2017 (as amended by the Seventh Amendment, the “Margin Loan Agreement”), with a group of lenders. The Margin Loan Agreement provides for (x) a term loan credit facility in an aggregate principal amount of $1.15 billion (the “Term Loan Facility” and proceeds of such facility, the “Term Loans”), (y) a revolving credit facility in an aggregate principal amount of $1.15 billion (the “Revolving Loan Facility” and proceeds of such facility, the “Revolving Loans”; the Revolving Loans, collectively with the Term Loans, the “Loans”) and (z) an uncommitted incremental term loan facility in an aggregate principal amount of up to $200 million (collectively, the “Margin Loan Facility”). No additional borrowings under the Margin Loan Agreement were made in connection with the Seventh Amendment. SPV’s obligations under the Margin Loan Facility are secured by shares of Charter owned by SPV. The Seventh Amendment provided for, among other things, (i) the extension of the scheduled maturity dates to May 12, 2026, (ii) the interest under the Margin Loan Agreement to be determined by reference to SOFR instead of LIBOR, (iii) an increase in the Base Spread (as defined below) applicable to all loans funded under the Margin Loan Agreement and (iv) the removal of certain conditions precedent to the release of pledged shares.

Outstanding borrowings under the Margin Loan Agreement were $1.5 billion and $1.4 billion as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, SPV was permitted to borrow an additional $825 million under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is May 12, 2026 (except for any additional loans incurred thereunder to the extent SPV and the incremental lenders agree to a later maturity date). Pursuant to the Seventh Amendment, the borrowings under the Margin Loan Agreement will accrue interest at a rate equal to the three-month SOFR rate plus a per annum spread of 1.875% (the “Base Spread”) (unless and until the replacement of such rate as provided for under the Margin Loan Agreement). Borrowings under the Margin Loan Agreement prior to the Seventh Amendment bore interest at the three-month LIBOR rate plus a per annum spread of 1.5%.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of June 30, 2023, 37.3 million shares of Charter common stock with a value of $13.7 billion were held in collateral accounts related to the Margin Loan Agreement.

Exchangeable Senior Debentures

On February 28, 2023, the Company closed a private offering of $1,265 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures”), including debentures with an aggregate original principal amount of $165 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.8901 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 3.125% Debentures, representing an initial exchange price of approximately $529.07 for each share of Charter Class A common stock. A total of 2,390,977 shares of Charter Class A common stock are attributable to the 3.125% Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2023. The 3.125% Debentures may be redeemed by the Company, in whole or in part, on or after April 6, 2026. Holders of the 3.125% Debentures also have the right to require the Company to purchase their 3.125% Debentures on April 6, 2026. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of June 30, 2023, a holder of the 3.125% Debentures does not have the ability to exchange their debentures and, accordingly, the 3.125% Debentures have been classified as long-term debt within the condensed consolidated balance sheet as of June 30, 2023.

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

The Company has elected to account for all of its exchangeable senior debentures at fair value in its condensed consolidated financial statements. Accordingly, changes in the fair value of these instruments are recognized in unrealized gains (losses) in the accompanying condensed consolidated statements of operations. See note 3 for information related to unrealized gains (losses) on debt measured at fair value. As of June 30, 2023, a holder of the 1.25% Debentures has the ability to put their debentures to the Company on October 5, 2023 and, accordingly, the 1.25% Debentures have been classified as current within the condensed consolidated balance sheet as of June 30, 2023. The Company reviews the terms of all the debentures on a quarterly basis to determine whether an event has occurred to require current classification on the condensed consolidated balance sheets.

Senior Notes

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company. GCI, LLC is the issuer of $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured. Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $25 million at June 30, 2023. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

Senior Credit Facility

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company. GCI, LLC is the borrower under the Senior Credit Facility (as defined below).

On October 15, 2021, GCI, LLC entered into an Eighth Amended and Restated Credit Agreement which includes a $550 million revolving credit facility, with a $25 million sublimit for standby letters of credit, that matures on October 15, 2026 and a $250 million Term Loan A (the “Term Loan A”) that matures on October 15, 2027. On June 12, 2023, GCI, LLC entered into Amendment No. 1 to the Eighth Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”) which modified the interest rates to reference SOFR instead of LIBOR.

Following the amendment, the revolving credit facility borrowings under the Senior Credit Facility that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Senior Credit Facility that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a Credit Spread Adjustment plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 2.25% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.00% and 3.25% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Term Loan A equal to 0.25% of the original principal amount, which may step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Prior to the amendment, all rates indexed to SOFR were previously indexed to LIBOR.

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

As of June 30, 2023, there was $246 million outstanding under the Term Loan A, $150 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $397 million available for borrowing.

Wells Fargo Note Payable

In connection with the closing of the Combination on December 18, 2020, the Company assumed GCI Holdings’ outstanding $6 million under its Wells Fargo Note Payable (as defined below). Outstanding borrowings on the Wells Fargo Note Payable were $5 million as of both June 30, 2023 and December 31, 2022.

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). On May 1, 2023, the Wells Fargo Note Payable was amended to

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

update the interest rate to reference SOFR instead of LIBOR. After this amendment, the interest rate is variable at SOFR plus 1.75%. Prior to the amendment, the interest rate was variable at one month LIBOR plus 2.25%.

The note is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the note are secured by a security interest and lien on the building purchased with the note.

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of June 30, 2023.

Fair Value of Debt

The fair value of the Senior Notes was $515 million at June 30, 2023 (Level 2).

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at June 30, 2023.

(7) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband’s board of directors.

Liberty Broadband Series A Cumulative Redeemable Preferred Stock (“Liberty Broadband Preferred Stock”) was issued as a result of the Combination on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,183,812 shares issued and outstanding at June 30, 2023. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s condensed consolidated statements of operations. Liberty Broadband Preferred Stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband Preferred Stock of $203 million was recorded at the time of the Combination. The fair value of Liberty Broadband Preferred Stock as of June 30, 2023 was $166 million (Level 1).

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On May 25, 2023, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on July 17, 2023 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on June 30, 2023.

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

Included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $8 million and $9 million of stock-based compensation during the three months ended June 30, 2023 and 2022, respectively, and $16 million and $18 million of stock-based compensation during the six months ended June 30, 2023 and 2022, respectively.

Liberty Broadband – Grants

During the six months ended June 30, 2023, Liberty Broadband granted 129 thousand options to purchase shares of Liberty Broadband Series C common stock to our CEO in connection with his employment agreement. Such options had a GDFV of $27.83 per share and vest on December 29, 2023.

There were no options to purchase shares of Liberty Broadband Series A or Series B common stock granted during the six months ended June 30, 2023.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2023	3,602	$98.62
Granted	136	$79.97
Exercised	(40)	$67.36
Forfeited/Cancelled	(31)	$96.54
Outstanding at June 30, 2023	3,667	$98.28	3.1	$48
Exercisable at June 30, 2023	2,369	$77.59	2.4	$48

As of June 30, 2023, there were no outstanding options to purchase shares of Liberty Broadband Series A common stock. During the six months ended June 30, 2023, Liberty Broadband had 69 thousand Liberty Broadband Series B options with a WAEP of $97.21 that were forfeited. As of June 30, 2023, 246 thousand Liberty Broadband Series B options remained outstanding and exercisable at a WAEP of $95.98 and a weighted average remaining contractual life of 1.2 years.

As of June 30, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $32 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.6 years.

As of June 30, 2023, Liberty Broadband reserved 3.9 million shares of Liberty Broadband Series B and Series C common stock for issuance under exercise privileges of outstanding stock options.

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

Charter and Liberty Broadband - Delaware Litigation

On January 12, 2023, the parties reached a tentative agreement to settle the lawsuit between Matthew Sciabacucchi, a purported stockholder of Charter, and Liberty Broadband and the board of directors of Charter. This litigation was described in detail in Liberty Broadband’s Annual Report on Form 10-K for the year ended December 31, 2022. The court approved the settlement at a fairness hearing on June 22, 2023 and Liberty Broadband paid approximately $38 million to Charter as a result of the settlement, which had been accrued as a current liability in the condensed consolidated balance sheet and recorded as a litigation settlement expense within operating income in the fourth quarter of 2022.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Rural Health Care (“RHC”) Program.

As described in detail in Liberty Broadband’s Annual Report on Form 10-K for the year ended December 31, 2022, GCI Holdings has had ongoing inquiries from the Federal Communications Commission (the "FCC") and the Department of Justice (the “DOJ”) regarding various aspects of GCI Holdings’ participation in the RHC Program, which is one of several Universal Service Fund programs. Based on these inquiries and various interactions with the FCC and the DOJ, GCI Holdings had previously recorded estimated settlement liabilities totaling $41 million. On May 10, 2023, GCI Holdings entered into a final settlement agreement with both the FCC and the DOJ, which resulted in a total cash payment of $41 million of which $27 million was paid to the FCC and $14 million was paid to the DOJ during the second quarter of 2023. Additionally, as part of the settlement with the FCC and the DOJ, GCI Holdings withdrew all of its open Applications for Review related to FCC rate reduction matters.

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

For the six months ended June 30, 2023, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$59	57	118	115
Wireless	35	34	70	68
Other	10	14	22	28
Business Revenue
Data	106	96	211	185
Wireless	11	11	22	24
Other	5	6	10	12
Lease, grant, and revenue from subsidies	19	20	38	39
Total GCI Holdings	245	238	491	471
Corporate and other	—	1	—	6
Total	$245	239	491	477

Charter revenue totaled $13,659 million and $13,598 million for the three months ended June 30, 2023 and 2022, respectively, and $27,312 million and $26,798 million for the six months ended June 30, 2023 and 2022, respectively.

The Company had receivables of $188 million and $189 million at June 30, 2023 and December 31, 2022, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $38 million and $33 million at June 30, 2023 and December 31, 2022, respectively, the long-term portion of which are included in Other liabilities. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three and six months ended June 30, 2023 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $195 million in the remainder of 2023, $268 million in 2024, $143 million in 2025, $74 million in 2026 and $46 million in 2027 and thereafter.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
GCI Holdings	$92	90	182	177
Charter	5,580	5,571	10,920	10,783
Corporate and other	(5)	(7)	(13)	(14)
	5,667	5,654	11,089	10,946
Eliminate equity method affiliate	(5,580)	(5,571)	(10,920)	(10,783)
Consolidated Liberty Broadband	$87	83	169	163

Other Information

	June 30, 2023
	Total	Investments	Capital
	assets	in affiliate	expenditures

	amounts in millions
GCI Holdings	$3,344	—	97
Charter	145,615	—	5,298
Corporate and other	12,065	11,916	—
	161,024	11,916	5,395
Eliminate equity method affiliate	(145,615)	—	(5,298)
Consolidated Liberty Broadband	$15,409	11,916	97

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Adjusted OIBDA	$87	83	169	163
Stock-based compensation	(8)	(9)	(16)	(18)
Depreciation and amortization	(56)	(65)	(114)	(129)
Litigation settlement	—	(10)	—	(10)
Operating income (loss)	23	(1)	39	6
Interest expense	(52)	(30)	(97)	(56)
Share of earnings (loss) of affiliate, net	318	386	566	689
Gain (loss) on dilution of investment in affiliate	(5)	(11)	(32)	(67)
Realized and unrealized gains (losses) on financial instruments, net	40	77	(74)	214
Gain (loss) on dispositions, net	—	179	—	179
Other, net	2	(18)	16	(39)
Earnings (loss) before income taxes	$326	582	418	926

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the recognition of deferred revenue; competition; the performance, results of operations and cash flows of our equity affiliate, Charter Communications, Inc. (“Charter”); the expansion of Charter’s network; projected sources and uses of cash; the effects of regulatory developments; the Rural Health Care (“RHC”) Program; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our, GCI Holdings, LLC (“GCI Holdings” or “GCI”), GCI, LLC, and Charter’s ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our, GCI Holdings, GCI, LLC and Charter’s ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our, GCI, LLC and Charter’s significant indebtedness and the ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels, the level of activity in the housing sector, economic uncertainty or downturn and inflationary pressures on input costs and labor;
●	competition faced by GCI Holdings and Charter;
●	the ability of GCI Holdings and Charter to acquire and retain subscribers;
●	the impact of governmental legislation and regulation including, without limitation, regulations of the Federal Communications Commission (the "FCC"), on GCI Holdings and Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	changes in the amount of data used on the networks of GCI Holdings and Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of GCI Holdings and Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for the products and services of GCI Holdings and Charter and their ability to adapt to changes in demand;
●	the ability of GCI Holdings and Charter to license or enforce intellectual property rights;
●	natural or man-made disasters, terrorist attacks, armed conflicts, pandemics, cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to hire and retain key personnel;
●	the ability to procure necessary services and equipment from GCI Holdings’ and Charter’s vendors in a timely manner and at reasonable costs including in connection with Charter’s network evolution and rural construction initiatives;
●	risks related to the Investment Company Act of 1940;
●	the outcome of any pending or threatened litigation; and

●	changes to general economic conditions, including economic conditions in Alaska, and their impact on potential customers, vendors and third parties.

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

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. The Alaska state government has significant reserves that GCI Holdings believes will help fund the state government for the next couple of years. The Alaska economy is subject to recessionary pressures as a result of the economic impacts of volatility in oil prices, inflation, and other causes that could result in a decrease in economic activity. While it is difficult for GCI Holdings to predict the future impact of a recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings and could lead to an increase in accounts receivable and bad debt expense. If a recession occurs, it could negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

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

RHC Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company. As of June 30, 2023, the Company had net accounts receivable from the RHC Program of approximately $90 million, which is included within Trade and other receivables in the condensed consolidated balance sheets.

The Company disclosed, in additional detail, the following items related to GCI Holdings’ involvement in the RHC Program in its Annual Report on Form 10-K for the year ended December 31, 2022:

FCC Rate Reduction

●	The FCC reduced the rates charged to RHC customers by approximately 26% for the funding year that ended June 30, 2018. An Application for Review is currently with the FCC.
●	The FCC approved the cost-based rural rates GCI Holdings historically applied for the funding years that ended on June 30, 2019 and June 30, 2020. GCI Holdings collected $175 million in accounts receivable relating to these two funding years during 2021. GCI Holdings also filed an Application for Review of these determinations. GCI Holdings identified rates for similar services provided by a competitor that would justify higher rates for certain GCI Holdings satellite services in the funding years that ended on June 30, 2018, June 30, 2019, and June 30, 2020. GCI Holdings submitted that information to the FCC’s Wireline Competition Bureau on September 7, 2021. The Applications for Review remain pending.
●	On May 24, 2021, the FCC approved the cost studies submitted by GCI Holdings for the funding year ended June 30, 2021. Subsequently, on August 16, 2021, GCI Holdings submitted a request for approval of rates for 17 additional sites, 13 of which the FCC approved in full on December 22, 2022.

RHC Program Funding Cap

●	The RHC Program has a funding cap for each individual funding year that is annually adjusted for inflation, and which the FCC can increase by carrying forward unused funds from prior funding years. In recent years, including the current funding year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.

Enforcement Bureau and Related Inquiries

●	GCI Holdings received a letter of inquiry and request for information from the FCC’s Enforcement Bureau (the “Enforcement Bureau”), in March 2018 relating to the period beginning January 1, 2015 and including all future periods.
●	In the fourth quarter of 2019, GCI Holdings became aware of potential RHC Program compliance issues related to certain of its currently active and expired contracts with certain of its RHC customers.
●	On December 17, 2020, GCI Holdings received a Subpoena Duces Tecum from the FCC’s Office of the Inspector General requiring production of documents from January 1, 2009 to the present related to a single RHC customer and related contracts, information regarding GCI Holdings’ determination of rural rates for a single customer, and to provide information regarding persons with knowledge of pricing practices generally.
●	In 2021, GCI Holdings was informed that a qui tam action had been filed in the Western District of Washington arising from the subject matter under review by the Enforcement Bureau. The Department of Justice (the “DOJ”) is investigating whether GCI Holdings submitted false claims and/or statements in connection with GCI’s participation in the RHC Program. Additionally in 2021, the DOJ issued a Civil Investigative Demand with regard to the qui tam action.
●	With respect to the ongoing inquiries from the Enforcement Bureau and the FCC’s Office of the Inspector General, GCI Holdings recognized a liability of approximately $12 million in 2019 for contracts that were deemed probable

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
●	The DOJ and GCI Holdings held discussions regarding the qui tam action whereby the DOJ clarified that its investigation relates to the years from 2010 through 2019 and alleged that GCI Holdings had submitted false claims under the RHC Program during this time period. GCI Holdings continues to work with the DOJ related to this matter and has recorded a $14 million estimated settlement expense during the year ended December 31, 2022 to reflect discussions and settlement offers that GCI Holdings made to the DOJ during 2022. However, the Company is unable to assess the ultimate outcome of this action and is unable to reasonably estimate any range of additional possible loss beyond the $14 million estimated settlement liability, including any type of fine or penalty that may ultimately be assessed as permitted under the applicable law.
●	Separately, during the third quarter of 2022, GCI Holdings became aware of possible RHC Program compliance issues relating to potential conflicts of interest identified in the historical competitive bidding process with respect to certain of its contracts with its RHC customers. GCI Holdings notified the Enforcement Bureau of the potential compliance issues; however, the Company is unable to assess the ultimate outcome of the potential compliance issues and is unable to reasonably estimate any range of loss or possible loss.

Revision of Support Calculations

●	The FCC released an Order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved. On January 19, 2021, the Wireline Competition Bureau of the FCC issued an Order that waives the requirement to use the database for health care providers in Alaska for the two funding years ending June 30, 2022 and June 30, 2023. The Order requires GCI Holdings to determine its rural rates based on previously approved rates or under reinstitution of the rules currently in effect through the funding year ended on June 30, 2021. On April 8, 2021, the Wireline Competition Bureau issued an Order further extending the January 19, 2021 waiver to carriers nationwide and eliminating the ability or requirement to use the database to establish the healthcare provider payments for services subsidized by the RHC Telecom Program. On April 12, 2022 and May 25, 2022, the Bureau issued Orders further extending the January 19, 2021 and April 8, 2021 waivers regarding use of the database by health care providers seeking support under the RHC Program through the funding year ending June 30, 2024. On January 26, 2023, the FCC adopted an Order on Reconsideration, Report and Order, and Second Further Notice of Proposed Rulemaking, which grants the petitions challenging the rates database, returns the RHC Telecom Program to the rate determination rules in place prior to the adoption of the rates database, permits providers to determine rural rates based on previously approved rates through the funding years ending June 30, 2025 and June 30, 2026, and seeks comment on future revisions to the rate determination rules.

The Company does not have any significant updates regarding the items noted above except as discussed below.

On May 10, 2023, GCI entered into a final settlement agreement with both the FCC and the DOJ to resolve the matters discussed above except for the matter that was separately identified during the third quarter of 2022, which continues to remain outstanding. The settlement with the FCC and the DOJ resulted in a total cash payment of $41 million of which $27 million was paid to the FCC and $14 million was paid to the DOJ during the second quarter of 2023, which had been previously recorded as liabilities. Additionally, as part of the settlement with the FCC and the DOJ, GCI Holdings withdrew all of its open Applications for Review related to FCC rate reduction matters.

Charter

Charter is a leading broadband connectivity company and cable operator serving more than 32 million customers in 41 states through its Spectrum brand.

During the second quarter of 2023, Charter added 648,000 mobile lines, 77,000 Internet customers and 17,000 residential and small and medium business customer relationships, which excludes mobile-only customer relationships. Charter’s mobile line and Internet customer growth in the second quarter were supported by Charter’s Spectrum One offering, which brings together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on-the-go in a high-value package. Charter is beginning to see benefits from the targeted investments it is making in employee wages and benefits inside of its operations to build employee skill sets and tenure, as well as the continued investments in digitization of Charter’s customer service platforms and proactive maintenance, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

Charter spent $541 million and $932 million on its subsidized rural construction initiative during the three and six months ended June 30, 2023, respectively. Charter expects that over time, its subsidized rural construction initiative will support customer growth, and Charter activated approximately 68,000 and 112,000 subsidized rural passings in the three and six months ended June 30, 2023, respectively. In addition, Charter continues to evolve and upgrade its network to provide higher Internet speeds and reliability and invest in its products and customer service platforms. By continually improving its product set and offering consumers the opportunity to save money by switching to its services, Charter believes it can continue to penetrate its expanding footprint and capture more spend on additional products for its existing customers.

Other

Skyhook Holdings, Inc. (“Skyhook”) was a wholly owned subsidiary of Liberty Broadband until its sale on May 2, 2022 for aggregate consideration of approximately $194 million, including amounts held in escrow of approximately $23 million that were released to Liberty Broadband on May 3, 2023. Liberty Broadband recognized a gain on the sale of $179 million, net of closing fees, in the second quarter of 2022. Skyhook is included in Corporate and other through April 30, 2022 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty Broadband’s operations and financial results.

Results of Operations — Consolidated —June 30, 2023 and 2022

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

Consolidated operating results:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Revenue
GCI Holdings	$245	238	491	471
Corporate and other	—	1	—	6
Consolidated	$245	239	491	477

Operating Income (Loss)
GCI Holdings	$32	10	61	31
Corporate and other	(9)	(11)	(22)	(25)
Consolidated	$23	(1)	39	6

Adjusted OIBDA
GCI Holdings	$92	90	182	177
Corporate and other	(5)	(7)	(13)	(14)
Consolidated	$87	83	169	163

Revenue

Revenue increased $6 million and $14 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods. The increases in revenue were primarily due to increased revenue from GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Revenue for Corporate and other decreased $1 million and $6 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods. With the sale of Skyhook in May 2022, Corporate and other revenue was minimal during the first half of 2022 and will be zero in future periods as all Corporate and other revenue was generated by Skyhook.

Operating Income (Loss)

Consolidated operating income improved $24 million and $33 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods. Operating income increased $22 million and $30 million at GCI Holdings for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating loss for Corporate and other improved $2 million and $3 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods, due to decreased professional service fees.

Stock-based compensation

Stock-based compensation expense decreased $1 million and $2 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods. The decreases in stock-based compensation expense were primarily due to a decrease in Liberty Broadband’s allocation rate per the services agreement arrangement as described in note 1 to the accompanying condensed consolidated financial statements.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Operating income (loss)	$23	(1)	39	6
Depreciation and amortization	56	65	114	129
Stock-based compensation	8	9	16	18
Litigation settlement	—	10	—	10
Adjusted OIBDA	$87	83	169	163

Adjusted OIBDA improved $4 million and $6 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods, primarily due to increased Adjusted OIBDA at GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Other income (expense):
Interest expense	$(52)	(30)	(97)	(56)
Share of earnings (losses) of affiliate	318	386	566	689
Gain (loss) on dilution of investment in affiliate	(5)	(11)	(32)	(67)
Realized and unrealized gains (losses) on financial instruments, net	40	77	(74)	214
Gain (loss) on dispositions, net	—	179	—	179
Other, net	2	(18)	16	(39)
	$303	583	379	920

Interest expense

Interest expense increased $22 million and $41 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increases were driven by higher interest rates on our variable rate debt and by higher amounts outstanding on the Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements). The interest rates on our fixed rate debt also increased with the closing of the 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures”) and repurchase of other exchangeables, as further described in note 6 to the accompanying condensed consolidated financial statements.

Share of earnings (losses) of affiliate

Share of earnings of affiliate decreased $68 million and $123 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $65 million and $67 million, net of related taxes, for the three months ended June 30, 2023 and 2022, respectively, and $134 million and $134 million, net of related taxes, for the six months ended June 30, 2023 and 2022, respectively, due to the amortization of the excess basis of assets with identifiable useful lives and debt, which were comparable for the three and six months ended June 30, 2023 as compared to the corresponding periods in the prior year. The decrease in the share of earnings of affiliate in the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year, was the result of the corresponding decrease in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Revenue	$13,659	13,598	27,312	26,798
Operating expenses, excluding stock-based compensation	(8,079)	(8,027)	(16,392)	(16,015)
Adjusted OIBDA	5,580	5,571	10,920	10,783
Depreciation and amortization	(2,172)	(2,240)	(4,378)	(4,534)
Stock-based compensation	(168)	(104)	(376)	(251)
Operating income	3,240	3,227	6,166	5,998
Other expenses, net	(1,383)	(1,030)	(2,752)	(2,067)
Net income (loss) before income taxes	1,857	2,197	3,414	3,931
Income tax (expense) benefit	(444)	(489)	(818)	(834)
Net income (loss)	1,413	1,708	2,596	3,097
Less: Net income attributable to noncontrolling interests	(190)	(237)	(352)	(423)
Net income (loss) attributable to Charter shareholders	$1,223	1,471	2,244	2,674

Charter net income decreased $295 million and $501 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $61 million and $514 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to growth in residential Internet customers and residential mobile lines partly offset by lower residential video and advertising sales revenue. Additionally, revenue increased due to higher mobile device sales.

During the three and six months ended June 30, 2023, operating expenses, excluding stock-based compensation, increased $52 million and $377 million, respectively, as compared to the corresponding periods in the prior year. Operating costs increased primarily due to higher mobile device sales and higher other mobile direct costs due to an increase in mobile lines, as well as increased costs to service customers and higher corporate labor costs. The increased costs to service customers was primarily due to adjustments to job structure, pay and benefits to build a more skilled and longer tenured workforce resulting in lower frontline employee attrition compared to 2022, and additional activity to support the accelerated growth of Spectrum Mobile.

These increases in operating costs were partially offset by decreased programming costs as a result of fewer video customers and a higher mix of lower cost video packages within Charter’s video customer base partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Charter’s Adjusted OIBDA increased $9 million and $137 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, for the reasons described above.

Depreciation and amortization expense decreased $68 million and $156 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to certain assets acquired in acquisitions becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other expenses, net increased $353 million and $685 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increase in other expenses, net was primarily due to increased interest expense caused by an increase in weighted average interest rates, as well as an increase in weighted average debt outstanding, and increased losses on equity investments.

Income tax expense decreased $45 million and $16 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. Income tax expense decreased primarily as a result of lower pretax income partly offset by higher reserve for uncertain tax positions, and for the six months ended June 30, 2023 as compared to the corresponding prior period, decreased recognition of excess tax benefits resulting from share-based compensation.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate decreased by $6 million and $35 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to a decrease in issuance of Charter common stock from the exercise of stock options and restricted stock units held by employees and other third parties, partially offset by a smaller gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Indemnification obligation	$18	64	15	149
Exchangeable senior debentures	22	13	(89)	65
	$40	77	(74)	214

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 3 and 6 to the accompanying condensed consolidated financial statements for additional discussion). The changes in realized and unrealized gains (losses) for the three and six months ended June 30, 2023, compared to the corresponding periods in the prior year, were primarily due to decreases in unrealized gains on the indemnification obligation, as well as the change in fair value of the 3.125% Debentures related to changes in market price of underlying Charter stock.

Gain (loss) on dispositions, net

Liberty Broadband recognized a gain on the sale of Skyhook of $179 million, net of closing fees, in the second quarter of 2022, which is recorded in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations.

Other, net

Other, net income increased $20 million and $55 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to a tax sharing receivable with Qurate Retail, Inc. (“Qurate Retail”) that resulted in an increased gain of $19 million and $50 million for the three and six months ended June 30, 2023, respectively. See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying condensed consolidated financial statements.

Income taxes

Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions		amounts in millions
Earnings (loss) before income taxes	$326	582	$418	926
Income tax (expense) benefit	(74)	(117)	(97)	(162)
Effective income tax rate	23%	20%	23%	17%

The effective income tax rate of 23% was in excess of the U.S. Federal income tax rate of 21% for the three and six months ended June 30, 2023. The difference between the effective income tax rate of 23% and the U.S. Federal income tax rate of 21% for the three and six months ended June 30, 2023 was primarily due to the effect of state income taxes and certain non-deductible expenses, partially offset by non-taxable income from a decrease in the fair value of the indemnification payable owed to Qurate Retail.

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

Net earnings (loss)

The Company had net earnings of $252 million and $465 million for the three months ended June 30, 2023 and 2022, respectively, and net earnings of $321 million and $764 million for the six months ended June 30, 2023 and 2022, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other income and expenses.

Liquidity and Capital Resources

As of June 30, 2023, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of June 30, 2023, Liberty Broadband had a cash and cash equivalents balance of $81 million.

	Six months ended June 30,
	2023	2022

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$(55)	18
Net cash provided by (used in) investing activities	$(81)	1,895
Net cash provided by (used in) financing activities	$(161)	(1,796)

The increase in cash used in operating activities in the six months ended June 30, 2023, as compared to the corresponding period in the prior year, was primarily driven by timing differences in working capital accounts (including litigation payments), partially offset by increased operating income.

During the six months ended June 30, 2023 and 2022, net cash flows used in investing activities were primarily related to capital expenditures of $97 million and $78 million, respectively. This net outflow of cash was offset by the sale of 120,149 and 3,227,684 shares of Charter Class A common stock to Charter for $42 million and $1,806 million during the six months ended June 30, 2023 and 2022, respectively, to maintain our fully diluted ownership percentage of Charter at 26%. In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 4 to the accompanying condensed consolidated financial statements). The Company expects the Charter Repurchases to be a significant source of liquidity in future periods.

During the six months ended June 30, 2023, net cash flows used in financing activities were primarily for the repurchase of approximately $1,415 million in principal amount of outstanding exchangeable senior debentures, partially offset by the issuance of $1,265 million aggregate original principal amount of the 3.125% Debentures (see more information in note 6 to the accompanying condensed consolidated financial statements), as well as net borrowings of debt of approximately $75 million of outstanding Revolving Loans (as defined in note 6 to the accompanying condensed consolidated financial statements) under the Margin Loan Facility. Additionally, net cash flows used in financing activities included repurchases of Liberty Broadband Series A and Series C common stock of $40 million and indemnification payments of $25 million made by Liberty Broadband to Qurate Retail in connection with the LI LLC 1.75% Exchangeable Debentures. During the six months ended June 30, 2022, net cash flows used in financing activities were primarily repurchases of Liberty Broadband Series A and Series C common stock of $1,890 million, partially offset by net borrowings of debt of approximately $100 million of outstanding Revolving Loans under the Margin Loan Facility.

The projected uses of our cash for the remainder of 2023 are the potential buyback of common stock under the approved share buyback program, net capital expenditures of approximately $90 million, approximately $105 million for interest payments on outstanding debt, approximately $5 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to reimburse Liberty Media Corporation for amounts due under various agreements and to fund potential investment opportunities. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Results of Operations—GCI Holdings, LLC

GCI Holdings provides a full range of data, wireless, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	June 30,
	2023	2022
Consumer
Data:
Cable modem subscribers[1]	159,600	154,500
Wireless:
Wireless lines in service[2]	201,100	194,000

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Data cable modem subscribers as of June 30, 2023 include 1,100 subscribers that were reclassified from GCI Business to GCI Consumer subscribers in the first quarter of 2023 and are not new additions.

2 A wireless line in service is defined as a wireless device with a monthly fee for services. Wireless lines in service as of June 30, 2023 include 1,400 lines that were reclassified from GCI Business to GCI Consumer lines in the first quarter of 2023 and are not new additions.

GCI Holdings’ operating results for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Revenue	$245	238	491	471
Operating expenses (excluding stock-based compensation included below):
Operating expense	(59)	(60)	(121)	(123)
Selling, general and administrative expenses	(94)	(88)	(188)	(171)
Adjusted OIBDA	92	90	182	177
Stock-based compensation	(4)	(4)	(7)	(7)
Depreciation and amortization	(56)	(66)	(114)	(129)
Litigation settlement	—	(10)	—	(10)
Operating income (loss)	$32	10	61	31

Revenue

The components of revenue are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Consumer
Data	$59	57	118	115
Wireless	48	47	95	93
Other	10	13	22	28
Business
Data	106	97	212	187
Wireless	13	13	26	27
Other	9	11	18	21
Total revenue	$245	238	491	471

Consumer data revenue increased $2 million and $3 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods. The increases were primarily driven by an increase in the number of subscribers.

Consumer wireless revenue increased $1 million and $2 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods. The increases were primarily driven by an increase in the number of subscribers.

Consumer other revenue decreased $3 million and $6 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods. Consumer other revenue consists of consumer video and voice revenue. The decreases were due to a decrease in video revenue primarily driven by decreased video subscribers. This was the result of both the transition from traditional linear video delivery to IP delivery and GCI Holdings’ decision to discontinue selling bulk video packages for multi-dwelling units. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and expects a continued decrease as customers potentially choose alternative services.

Business data revenue increased $9 million and $25 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods, primarily due to increased sales to health care and school customers due to service upgrades as well as new customer growth. These increases were partially offset by decreases in professional services revenue, driven by a reduction in time and material project work.

Business wireless revenue was flat and decreased $1 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods. The decrease for the six month period was primarily due to a decrease in roaming revenue.

Business other revenue decreased $2 million and $3 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods. Business other revenue consists of business video and voice revenue. The decreases were primarily due to decreased local and long distance voice revenue. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and has not focused business efforts on growth in these areas.

Operating expenses decreased $1 million and $2 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods, primarily due to decreases in costs paid to content producers driven by reduced video subscribers.

Selling, general and administrative expenses increased $6 million and $17 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods, primarily due to increases in labor related costs, software contracts, bad debt and property taxes. The increases in bad debt and property taxes were due to one-time decreases in these costs during the quarter ended March 31, 2022.

Stock-based compensation was flat for both the three and six months ended June 30, 2023 as compared to the corresponding prior year periods.

Depreciation and amortization decreased $10 million and $15 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods. The decreases were due to lower depreciation expense as certain assets became fully depreciated during 2022.

Litigation settlement decreased $10 million for both the three and six months ended June 30, 2023, as compared to the corresponding prior year periods. The litigation settlement of $10 million recorded in the second quarter of 2022 was an increase in the estimated liability relating to compliance with RHC Program rules which reflects a settlement offer that GCI Holdings made to the DOJ in June 2022. The RHC Program litigation was ultimately settled during the second quarter of 2023, as described in note 9 to the accompanying condensed consolidated financial statements.

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

As of June 30, 2023, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$401	7.0%	$600	4.8%
Corporate and other	$1,475	7.1%	$1,267	3.1%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes "Legal Proceedings" under Item 3 of Part I. Other than as described below, there have been no material changes from the legal proceedings described in our Form 10-K.

Charter and Liberty Broadband - Delaware Litigation

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions involving Charter, Time Warner Cable Inc., Advance/Newhouse Partnership, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit, which named as defendants Liberty Broadband, Charter and the board of directors of Charter, alleged that the transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. On January 12, 2023, the parties reached a tentative agreement to settle the lawsuit. The court approved the settlement at a fairness hearing on June 22, 2023 and Liberty Broadband paid approximately $38 million to Charter as a result of the settlement.

Other Charter Proceedings

In the previously disclosed lawsuit of William Goff, as Personal Representative of Betty Jo McClain Thomas, deceased, et al. v. Roy James Holden, Jr. and Charter Communications, LLC, Case No. CC-20-01579-E, in County Court at Law No. 5 for Dallas County, Texas, the settlement was finalized and paid, and the case was dismissed on June 22, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

There were no repurchases of Liberty Broadband Series A common stock, Liberty Broadband Series B common stock, Liberty Broadband Series C common stock or Liberty Broadband Preferred Stock during the three months ended June 30, 2023. As of June 30, 2023, the amount remaining under the authorized repurchase program is approximately $1,962 million.

No shares of Liberty Broadband Series A common stock, Series B common stock, Series C common stock or Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units and options during the three months ended June 30, 2023.

II-1

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Form of Amendment No. 7 to Margin Loan Agreement, dated as of May 17, 2023, among LBC Cheetah 6, LLC, as Borrower, and the other various parties thereto.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

** Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: August 4, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: August 4, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3