Form 10-Q
period 2023-09-30
Liberty Broadband Corp
filed 2023-11-03
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of October 31, 2023 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,233,629	2,025,232	125,807,260

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2023	2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$88	375
Trade and other receivables, net of allowance for credit losses of $5 and $4, respectively	220	201
Prepaid and other current assets	122	84
Total current assets	430	660
Investment in Charter, accounted for using the equity method (note 4)	12,229	11,433
Property and equipment, net	1,036	1,011
Intangible assets not subject to amortization
Goodwill	755	755
Cable certificates	550	550
Other	40	37
Intangible assets subject to amortization, net (note 5)	477	516
Other assets, net	251	180
Total assets	$15,768	15,142

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2023	2022

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$104	92
Deferred revenue	28	20
Current portion of debt, including $2 and $1,373 measured at fair value, respectively (note 6)	5	1,376
Indemnification obligation (note 3)	21	50
Other current liabilities	71	137
Total current liabilities	229	1,675
Long-term debt, net, including $1,316 and zero measured at fair value, respectively (note 6)	3,860	2,425
Obligations under tower obligations and finance leases, excluding current portion	83	86
Long-term deferred revenue	66	63
Deferred income tax liabilities	2,184	2,040
Preferred stock (note 7)	202	202
Other liabilities	147	150
Total liabilities	6,771	6,641
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,231,629 and 18,528,468 at September 30, 2023 and December 31, 2022, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,027,232 and 2,106,636 at September 30, 2023 and December 31, 2022, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 125,954,265 and 125,962,296 at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	3,293	3,318
Accumulated other comprehensive earnings (loss), net of taxes	45	9
Retained earnings	5,638	5,155
Total stockholders' equity	8,977	8,483
Non-controlling interests	20	18
Total equity	8,997	8,501
Commitments and contingencies (note 9)
Total liabilities and equity	$15,768	15,142

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions, except per share amounts
Revenue	$240	248	731	725
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	59	64	180	190
Selling, general and administrative, including stock-based compensation (note 8)	105	111	322	317
Depreciation and amortization	55	66	169	195
Litigation settlement (note 9)	—	19	—	29
	219	260	671	731
Operating income (loss)	21	(12)	60	(6)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(54)	(35)	(151)	(91)
Share of earnings (losses) of affiliate (note 4)	326	309	892	998
Gain (loss) on dilution of investment in affiliate (note 4)	(10)	—	(42)	(67)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	(81)	148	(155)	362
Gain (loss) on dispositions, net (note 1)	—	—	—	179
Other, net	6	(34)	22	(73)
Earnings (loss) before income taxes	208	376	626	1,302
Income tax benefit (expense)	(46)	(61)	(143)	(223)
Net earnings (loss)	162	315	483	1,079
Less net earnings (loss) attributable to the non-controlling interests	—	—	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$162	315	483	1,079
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$1.11	2.07	3.31	6.74
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$1.10	2.05	3.29	6.70

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Net earnings (loss)	$162	315	483	1,079
Other comprehensive earnings (loss), net of taxes:
Credit risk on fair value debt instruments gains (loss)	(11)	(12)	36	4
Other comprehensive earnings (loss), net of taxes	(11)	(12)	36	4
Comprehensive earnings (loss)	151	303	519	1,083
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$151	303	519	1,083

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$483	1,079
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	169	195
Stock-based compensation	25	28
Litigation settlement	—	29
Share of (earnings) losses of affiliate, net	(892)	(998)
(Gain) loss on dilution of investment in affiliate	42	67
Realized and unrealized (gains) losses on financial instruments, net	155	(362)
Deferred income tax expense (benefit)	137	16
(Gain) loss on dispositions, net	—	(179)
Other, net	(3)	(3)
Changes in operating assets and liabilities:
Current and other assets	(60)	131
Payables and other liabilities	(102)	(63)
Net cash provided by (used in) operating activities	(46)	(60)
Cash flows from investing activities:
Capital expenditures	(149)	(132)
Grant proceeds received for capital expenditures	6	—
Cash received for Charter shares repurchased by Charter	42	2,602
Cash proceeds from dispositions, net	—	163
Cash released from escrow related to dispositions	23	—
Purchases of investments	(53)	—
Other investing activities, net	2	4
Net cash provided by (used in) investing activities	(129)	2,637
Cash flows from financing activities:
Borrowings of debt	1,501	300
Repayments of debt, tower obligations and finance leases	(1,547)	(203)
Repurchases of Liberty Broadband common stock	(40)	(2,641)
Indemnification payment to Qurate Retail	(26)	—
Other financing activities, net	(3)	(5)
Net cash provided by (used in) financing activities	(115)	(2,549)
Net increase (decrease) in cash, cash equivalents and restricted cash	(290)	28
Cash, cash equivalents and restricted cash, beginning of period	400	206
Cash, cash equivalents and restricted cash, end of period	$110	234

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	September 30,	December 31,
	2023	2022

	amounts in millions
Cash and cash equivalents	$88	375
Restricted cash included in other current assets	20	24
Restricted cash included in other long-term assets	2	1
Total cash and cash equivalents and restricted cash at end of period	$110	400

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2023	$—	—	1	3,318	9	5,155	18	8,501
Net earnings (loss)	—	—	—	—	—	483	—	483
Other comprehensive earnings (loss), net of taxes	—	—	—	—	36	—	—	36
Stock-based compensation	—	—	—	25	—	—	—	25
Liberty Broadband stock repurchases	—	—	—	(40)	—	—	—	(40)
Noncontrolling interest activity at Charter and other	—	—	—	(10)	—	—	2	(8)
Balance at September 30, 2023	$—	—	1	3,293	45	5,638	20	8,997

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at June 30, 2023	$—	—	1	3,286	56	5,476	20	8,839
Net earnings (loss)	—	—	—	—	—	162	—	162
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(11)	—	—	(11)
Stock-based compensation	—	—	—	9	—	—	—	9
Noncontrolling interest activity at Charter and other	—	—	—	(2)	—	—	—	(2)
Balance at September 30, 2023	$—	—	1	3,293	45	5,638	20	8,997

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity (continued)

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2022	$—	—	1	6,214	14	3,898	12	10,139
Net earnings (loss)	—	—	—	—	—	1,079	—	1,079
Other comprehensive earnings (loss), net of taxes	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	28	—	—	—	28
Liberty Broadband stock repurchases	—	—	—	(2,641)	—	—	—	(2,641)
Noncontrolling interest activity at Charter and other	—	—	—	(37)	—	—	4	(33)
Balance at September 30, 2022	$—	—	1	3,564	18	4,977	16	8,576

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at June 30, 2022	$—	—	1	4,319	30	4,662	16	9,028
Net earnings (loss)	—	—	—	—	—	315	—	315
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(12)	—	—	(12)
Stock-based compensation	—	—	—	10	—	—	—	10
Liberty Broadband stock repurchases	—	—	—	(751)	—	—	—	(751)
Noncontrolling interest activity at Charter and other	—	—	—	(14)	—	—	—	(14)
Balance at September 30, 2022	$—	—	1	3,564	18	4,977	16	8,576

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

Skyhook Holdings, Inc. (“Skyhook”) was a wholly owned subsidiary of Liberty Broadband until its sale on May 2, 2022 for aggregate consideration of approximately $194 million, including amounts held in escrow of approximately $23 million that were released to Liberty Broadband on May 3, 2023. Liberty Broadband recognized a gain on the sale of $179 million, net of closing fees, in the second quarter of 2022, which is recorded in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations. Skyhook is included in Corporate and other through April 30, 2022 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty Broadband’s operations and financial results. Included in Revenue in the accompanying condensed consolidated statements of operations is zero and $6 million for the three and nine months ended September 30, 2022, respectively, related to Skyhook. Included in Net earnings (loss) in the accompanying condensed consolidated statement of operations was zero and earnings of $4 million for the three and nine months ended September 30, 2022, respectively, related to Skyhook.

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

During the nine months ended September 30, 2023, we repurchased an aggregate of 459 thousand shares of Liberty Broadband Series A and Series C common stock for a total purchase price of $40 million. During the nine months ended September 30, 2022, we repurchased an aggregate of 21.2 million shares of Liberty Broadband Series A and Series C common stock for a total purchase price of $2,641 million. As of September 30, 2023, the amount remaining under the authorized repurchase program is approximately $1,962 million.

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

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury and investor relations support. Pursuant to the services agreement with Liberty, in connection with Liberty’s employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer, components of Mr. Maffei’s compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., Atlanta Braves Holdings, Inc. and Qurate Retail, Inc. (“Qurate Retail”) (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement, currently set at 23% for the Company but subject to adjustment on an annual basis and upon the occurrence of certain events.

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

Under these various agreements, amounts reimbursable to Liberty were approximately $2 million and $3 million for the three months ended September 30, 2023 and 2022, respectively, and $5 million and $8 million for the nine months ended September 30, 2023 and 2022, respectively. Liberty Broadband had a tax sharing receivable with Qurate Retail of $18 million

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

and $7 million as of September 30, 2023 and December 31, 2022, respectively, of which zero and $1 million were in Other current assets as of September 30, 2023 and December 31, 2022, respectively, with the remaining receivable in Other assets, net.

(2) Earnings Attributable to Liberty Broadband Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for both the three months ended September 30, 2023 and 2022 are 2 million potential common shares, because their inclusion would have been antidilutive. Excluded from diluted EPS for the nine months ended September 30, 2023 and 2022 are 2 million and 1 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(numbers of shares in millions)
Basic WASO	146	152	146	160
Potentially dilutive shares (1)	1	2	1	1
Diluted WASO	147	154	147	161

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2023			December 31, 2022
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$49	49	—	288	288	—
Indemnification obligation	$21	—	21	50	—	50
Exchangeable senior debentures	$1,318	—	1,318	1,373	—	1,373

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with the Combination, Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”), a subsidiary of Qurate Retail, for certain payments made to holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the "LI LLC 1.75% Exchangeable Debentures"). The indemnification liability due to LI LLC pertains to the holders’ ability to exercise their exchange right according to the terms of the LI LLC 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the LI LLC 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the condensed consolidated balance sheets as of September 30, 2023 represents the fair value of the estimated exchange feature included in the LI LLC 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of September 30, 2023, a holder of the LI LLC 1.75% Exchangeable Debentures had the ability to exchange their debentures and, accordingly, such indemnification obligation is included as a current liability in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2023, indemnification payments of $26 million were made by Liberty Broadband to Qurate Retail in connection with exchanges of $253 million of the LI LLC 1.75% Exchangeable Debentures that settled in the period. Subsequent to September 30, 2023, all remaining LI LLC 1.75% Exchangeable Debentures were either retired or exchanged.

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, equity securities, current portion of debt (with the exception of the 1.25% Debentures, and the 2.75% Debentures and 1.75% Debentures prior to their redemption in the first quarter of 2023 (defined in note 6)) and long-term debt (with the exception of the 3.125% Debentures (as defined in note 6)). With the exception of long-term debt and preferred stock, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of the Margin Loan Facility, the Senior Credit Facility and the Wells Fargo Note Payable (each as defined in note 6) all bear interest at a variable rate and therefore are also considered to approximate fair value.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Indemnification obligation	$(12)	138	3	287
Exchangeable senior debentures (1)	(69)	10	(158)	75
	$(81)	148	(155)	362
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a loss of $14 million and $15 million for the three months ended September 30, 2023 and 2022, respectively, and a gain of $47 million and $5 million for the nine months ended September 30, 2023 and 2022, respectively. The cumulative change was a gain of $47 million as of September 30, 2023.

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of September 30, 2023, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $12.2 billion and $20.7 billion, respectively. We own an approximate 31.8% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of September 30, 2023.

Upon the closing of the Time Warner Cable merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (“Equity Cap”). As of September 30, 2023, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap, in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 120,149 and 4,952,224 shares of Charter Class A common stock to Charter for $42 million and $2,602 million during the nine months ended September 30, 2023 and 2022, respectively, to maintain our fully diluted ownership percentage at 26%. Subsequent to September 30, 2023, Liberty Broadband sold 110,946 shares of Charter Class A common stock to Charter for $48 million in October 2023.

Investment in Charter

The excess basis in our investment in Charter is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	September 30,	December 31,
	2023	2022
Property and equipment	$435	524
Customer relationships	2,125	2,230
Franchise fees	3,843	3,809
Trademarks	29	29
Goodwill	4,088	3,975
Debt	(330)	(450)
Deferred income tax liability	(1,495)	(1,505)
	$8,695	8,612

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 4 years and 8 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The slight increase in excess basis for the nine months ended September 30, 2023 was primarily a result of Charter’s share buyback program. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $71 million and $57 million, net of related taxes, for the three months ended September 30, 2023 and 2022, respectively, and expenses of $205 million and $191 million, net of related taxes, for the nine months ended September 30, 2023 and 2022, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $10 million and zero during the three months ended September 30, 2023 and 2022, respectively, and dilution losses of $42 million and $67 million during the nine months ended September 30, 2023 and 2022, respectively. The dilution losses for the periods presented were primarily attributable to the exercise of stock options and restricted stock units by employees and other third parties, slightly offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during both the nine months ended September 30, 2023 and 2022.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summarized unaudited financial information for Charter is as follows:

Charter condensed consolidated balance sheets

	September 30, 2023	December 31, 2022

	amounts in millions
Current assets	$4,116	4,017
Property and equipment, net	38,617	36,039
Goodwill	29,672	29,563
Intangible assets, net	69,379	70,135
Other assets	4,898	4,769
Total assets	$146,682	144,523
Current liabilities	$12,625	12,065
Deferred income taxes	18,996	19,058
Long-term debt	95,800	96,093
Other liabilities	4,517	4,758
Equity	14,744	12,549
Total liabilities and shareholders’ equity	$146,682	144,523

Charter condensed consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Revenue	$13,584	13,550	40,896	40,348
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,299	8,247	25,115	24,574
Depreciation and amortization	2,130	2,177	6,508	6,711
Other operating (income) expense, net	29	202	(19)	141
	10,458	10,626	31,604	31,426
Operating income	3,126	2,924	9,292	8,922
Interest expense, net	(1,306)	(1,160)	(3,869)	(3,329)
Other income (expense), net	(15)	(37)	(204)	65
Income tax (expense) benefit	(369)	(360)	(1,187)	(1,194)
Net income (loss)	1,436	1,367	4,032	4,464
Less: Net income attributable to noncontrolling interests	(181)	(182)	(533)	(605)
Net income (loss) attributable to Charter shareholders	$1,255	1,185	3,499	3,859

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Intangible Assets

Intangible Assets Subject to Amortization, net

	September 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(121)	394	515	(91)	424
Other amortizable intangible assets	155	(72)	83	147	(55)	92
Total	$670	(193)	477	662	(146)	516

Amortization expense for intangible assets with finite useful lives was $16 million and $17 million for the three months ended September 30, 2023 and 2022, respectively, and $48 million and $50 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2023	$16
2024	$57
2025	$52
2026	$50
2027	$48

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	September 30,	September 30,	December 31,
	2023	2023	2022
	amounts in millions
Margin Loan Facility	$1,525	1,525	1,400
3.125% Exchangeable Senior Debentures due 2053	1,265	1,316	—
1.25% Exchangeable Senior Debentures due 2050	2	2	798
2.75% Exchangeable Senior Debentures due 2050	—	—	560
1.75% Exchangeable Senior Debentures due 2046	—	—	15
Senior notes	600	624	628
Senior credit facility	395	395	397
Wells Fargo note payable	5	5	5
Deferred financing costs		(2)	(2)
Total debt	$3,792	3,865	3,801
Debt classified as current		(5)	(1,376)
Total long-term debt		$3,860	2,425

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

Outstanding borrowings under the Margin Loan Agreement were $1.5 billion and $1.4 billion as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, SPV was permitted to borrow an additional $775 million under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is May 12, 2026. Pursuant to the Seventh Amendment, the borrowings under the Margin Loan Agreement will accrue interest at a rate equal to the three-month SOFR rate plus a per annum spread of 1.875% (the “Base Spread”) (unless and until the replacement of such rate as provided for under the Margin Loan Agreement). Borrowings under the Margin Loan Agreement prior to the Seventh Amendment bore interest at the three-month LIBOR rate plus a per annum spread of 1.5% for those prior periods covered in this report.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of September 30, 2023, 37.3 million shares of Charter common stock with a value of $16.4 billion were held in collateral accounts related to the Margin Loan Agreement.

Exchangeable Senior Debentures

On February 28, 2023, the Company closed a private offering of $1,265 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures”), including debentures with an aggregate original principal amount of $165 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.8901 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 3.125% Debentures, representing an initial exchange price of approximately $529.07 for each share of Charter Class A common stock. A total of 2,390,977 shares of Charter Class A common stock are attributable to the 3.125% Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2023. The 3.125% Debentures may be redeemed by the Company, in whole or in part, on or after April 6, 2026. Holders of the 3.125% Debentures also have the right to require the Company to purchase their 3.125% Debentures on April 6, 2026. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of September 30, 2023, a holder of the 3.125% Debentures does not have the ability to exchange their debentures and, accordingly, the 3.125% Debentures have been classified as long-term debt within the condensed consolidated balance sheet as of September 30, 2023.

The Company used the net proceeds of the offering, together with existing cash on hand, to repurchase all of the outstanding 1.75% Exchangeable Senior Debentures due 2046 (the “1.75% Debentures”), all of the outstanding 2.75% Exchangeable Senior Debentures due 2050 (the “2.75% Debentures”) and a significant portion of the outstanding 1.25% Exchangeable Senior Debentures due 2050 (the “1.25% Debentures”). On October 5, 2023, the remaining portion of the 1.25% Debentures were retired at the adjusted principal amount plus accrued interest and, pursuant to a supplemental indenture entered into in February 2023, the Company delivered solely cash to satisfy its obligations.

The Company has elected to account for all of its exchangeable senior debentures at fair value in its condensed consolidated financial statements. Accordingly, changes in the fair value of these instruments are recognized in unrealized gains (losses) in the accompanying condensed consolidated statements of operations. See note 3 for information related to unrealized gains (losses) on debt measured at fair value. As of September 30, 2023, a holder of the 1.25% Debentures had the ability to put their debentures to the Company on October 5, 2023 and, accordingly, the 1.25% Debentures have been classified as current within the condensed consolidated balance sheet as of September 30, 2023. Subsequent to September 30, 2023, the remaining 1.25% Debentures were redeemed on October 5, 2023. The Company reviews the terms of all the debentures on a quarterly basis to determine whether an event has occurred to require current classification on the condensed consolidated balance sheets.

Senior Notes

In connection with the closing of the Combination on December 18, 2020, GCI, LLC became an indirect wholly owned subsidiary of the Company. GCI, LLC is the issuer of $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured. Interest

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $24 million at September 30, 2023. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

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

As of September 30, 2023, there was $245 million outstanding under the Term Loan A, $150 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $397 million available for borrowing.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Wells Fargo Note Payable

In connection with the closing of the Combination on December 18, 2020, the Company assumed GCI Holdings’ outstanding $6 million under its Wells Fargo Note Payable (as defined below). Outstanding borrowings on the Wells Fargo Note Payable were $5 million as of both September 30, 2023 and December 31, 2022.

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). On May 1, 2023, the Wells Fargo Note Payable was amended to update the interest rate to reference SOFR instead of LIBOR. After this amendment, the interest rate is variable at SOFR plus 1.75%. Prior to the amendment, the interest rate was variable at one month LIBOR plus 2.25%.

The note is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the note are secured by a security interest and lien on the building purchased with the note.

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of September 30, 2023.

Fair Value of Debt

The fair value of the Senior Notes was $521 million at September 30, 2023 (Level 2).

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at September 30, 2023.

(7) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband’s board of directors.

Liberty Broadband Series A Cumulative Redeemable Preferred Stock (“Liberty Broadband Preferred Stock”) was issued as a result of the Combination on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,183,812 shares issued and outstanding at September 30, 2023. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s condensed consolidated statements of operations. Liberty Broadband Preferred Stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband Preferred Stock of $203 million was recorded at the time of the Combination. The fair value of Liberty Broadband Preferred Stock as of September 30, 2023 was $162 million (Level 1).

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On August 16, 2023, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on October 16, 2023 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on October 2, 2023.

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

Included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $9 million and $10 million of stock-based compensation during the three months ended September 30, 2023 and 2022, respectively, and $25 million and $28 million of stock-based compensation during the nine months ended September 30, 2023 and 2022, respectively.

Liberty Broadband – Grants

During the nine months ended September 30, 2023, Liberty Broadband granted 129 thousand options to purchase shares of Liberty Broadband Series C common stock to our CEO in connection with his employment agreement. Such options had a GDFV of $27.83 per share and vest on December 29, 2023.

There were no options to purchase shares of Liberty Broadband Series A or Series B common stock granted during the nine months ended September 30, 2023.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series C	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2023	3,602	$98.62
Granted	136	$79.97
Exercised	(41)	$67.91
Forfeited/Cancelled	(31)	$96.53
Outstanding at September 30, 2023	3,666	$98.29	2.8	$67
Exercisable at September 30, 2023	2,401	$78.27	2.2	$65

As of September 30, 2023, there were no outstanding options to purchase shares of Liberty Broadband Series A common stock. During the nine months ended September 30, 2023, Liberty Broadband had 69 thousand Liberty Broadband Series B options with a WAEP of $97.21 that were forfeited. As of September 30, 2023, 246 thousand Liberty Broadband Series B options remained outstanding and exercisable at a WAEP of $95.98 and a weighted average remaining contractual life of 1 year.

As of September 30, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $32 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.0 years.

As of September 30, 2023, Liberty Broadband reserved 3.9 million shares of Liberty Broadband Series B and Series C common stock for issuance under exercise privileges of outstanding stock options.

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

For the nine months ended September 30, 2023, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$57	58	175	173
Wireless	34	37	104	105
Other	10	13	32	41
Business Revenue
Data	104	103	315	288
Wireless	11	12	33	36
Other	5	6	15	18
Lease, grant, and revenue from subsidies	19	19	57	58
Total GCI Holdings	240	248	731	719
Corporate and other	—	—	—	6
Total	$240	248	731	725

Charter revenue totaled $13,584 million and $13,550 million for the three months ended September 30, 2023 and 2022, respectively, and $40,896 million and $40,348 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company had receivables of $225 million and $189 million at September 30, 2023 and December 31, 2022, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $41 million and $33 million at September 30, 2023 and December 31, 2022, respectively, the long-term portion of which are included in Other liabilities. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three and nine months ended September 30, 2023 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $100 million in the remainder of 2023, $271 million in 2024, $142 million in 2025, $75 million in 2026 and $50 million in 2027 and thereafter.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
GCI Holdings	$89	90	271	267
Charter	5,420	5,210	16,340	15,993
Corporate and other	(4)	(7)	(17)	(21)
	5,505	5,293	16,594	16,239
Eliminate equity method affiliate	(5,420)	(5,210)	(16,340)	(15,993)
Consolidated Liberty Broadband	$85	83	254	246

Other Information

	September 30, 2023
	Total	Investments	Capital
	assets	in affiliate	expenditures

	amounts in millions
GCI Holdings	$3,359	—	149
Charter	146,682	—	8,259
Corporate and other	12,409	12,229	—
	162,450	12,229	8,408
Eliminate equity method affiliate	(146,682)	—	(8,259)
Consolidated Liberty Broadband	$15,768	12,229	149

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Adjusted OIBDA	$85	83	254	246
Stock-based compensation	(9)	(10)	(25)	(28)
Depreciation and amortization	(55)	(66)	(169)	(195)
Litigation settlement	—	(19)	—	(29)
Operating income (loss)	21	(12)	60	(6)
Interest expense	(54)	(35)	(151)	(91)
Share of earnings (loss) of affiliate, net	326	309	892	998
Gain (loss) on dilution of investment in affiliate	(10)	—	(42)	(67)
Realized and unrealized gains (losses) on financial instruments, net	(81)	148	(155)	362
Gain (loss) on dispositions, net	—	—	—	179
Other, net	6	(34)	22	(73)
Earnings (loss) before income taxes	$208	376	626	1,302

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

RHC Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned by the Company. As of September 30, 2023, the Company had net accounts receivable from the RHC Program of approximately $112 million, which is included within Trade and other receivables in the condensed consolidated balance sheets.

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

On May 10, 2023, GCI entered into a final settlement agreement with both the FCC and the DOJ to resolve all Enforcement Bureau and Related Inquiries discussed above except for the matter that was separately identified during the third quarter of 2022, which continues to remain outstanding. The settlement with the FCC and the DOJ resulted in a total cash payment of $41 million of which $27 million was paid to the FCC and $14 million was paid to the DOJ during the second quarter of 2023, which had been previously recorded as liabilities. Additionally, as part of the settlement with the FCC and the DOJ, GCI Holdings withdrew all of its open Applications for Review related to FCC rate reduction matters. On October 6, 2023, GCI received approval of rates for the funding year ended June 30, 2021, for additional sites and has now received approval from the FCC for 16 of the 17 sites submitted for approval.

Charter

Charter is a leading broadband connectivity company and cable operator serving more than 32 million customers in 41 states through its Spectrum brand.

During the third quarter of 2023, Charter added 594,000 mobile lines, 63,000 Internet customers and 8,000 residential and small and medium business customer relationships, which excludes mobile-only customer relationships. Charter spent $512 million and $1.4 billion on its subsidized rural construction initiative during the three and nine months ended September 30, 2023, respectively, and activated approximately 78,000 and 190,000 subsidized rural passings, respectively. Charter’s mobile line and Internet customer additions in the third quarter were supported by Charter’s Spectrum One offering, which brings together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on-the-go in a high-value package and was further supported by growth in its legacy and new subsidized rural markets.

Charter continues to upgrade its network to provide higher Internet speeds and reliability and invest in its products and customer service platforms. Charter also continues to evolve its video product. In September 2023, Charter entered into a new affiliation agreement with Disney which provides a template for a new programming affiliation approach where Charter partners with content providers to provide access to both linear and app-based direct-to-consumer content. By continually improving its product set and offering consumers the opportunity to save money by switching to its services, Charter believes it can continue to penetrate its expanding footprint and sell additional products to its existing customers. Charter is also beginning to see benefits from the targeted investments it is making in employee wages and benefits inside of its operations to build employee skill sets and tenure, as well as the continued investments in digitization of Charter’s customer service platforms and proactive maintenance, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

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

Results of Operations — Consolidated —September 30, 2023 and 2022

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

Consolidated operating results:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Revenue
GCI Holdings	$240	248	731	719
Corporate and other	—	—	—	6
Consolidated	$240	248	731	725

Operating Income (Loss)
GCI Holdings	$30	1	91	32
Corporate and other	(9)	(13)	(31)	(38)
Consolidated	$21	(12)	60	(6)

Adjusted OIBDA
GCI Holdings	$89	90	271	267
Corporate and other	(4)	(7)	(17)	(21)
Consolidated	$85	83	254	246

Revenue

Revenue decreased $8 million and increased $6 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods. The changes in revenue were primarily due to fluctuations in revenue from GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Revenue for Corporate and other decreased $6 million for the nine months ended September 30, 2023, as compared to the corresponding prior year period. With the sale of Skyhook in May 2022, Corporate and other revenue was minimal during the first half of 2022 and will be zero in future periods as all Corporate and other revenue was generated by Skyhook.

Operating Income (Loss)

Consolidated operating income improved $33 million and $66 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods. Operating income increased $29 million and $59 million at GCI Holdings for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating loss for Corporate and other improved $4 million and $7 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods, due to decreased professional service fees.

Stock-based compensation

Stock-based compensation expense decreased $1 million and $3 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods. The decreases in stock-based compensation expense were primarily due to a decrease in Liberty Broadband’s allocation rate per the services agreement arrangement as described in note 1 to the accompanying condensed consolidated financial statements.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Operating income (loss)	$21	(12)	60	(6)
Depreciation and amortization	55	66	169	195
Stock-based compensation	9	10	25	28
Litigation settlement	—	19	—	29
Adjusted OIBDA	$85	83	254	246

Adjusted OIBDA improved $2 million and $8 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods, primarily due to changes in Adjusted OIBDA at GCI Holdings and improved Adjusted OIBDA at Corporate and other, which corresponds with the above-described fluctuations in improved operating losses at Corporate and other. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Other income (expense):
Interest expense	$(54)	(35)	(151)	(91)
Share of earnings (losses) of affiliate	326	309	892	998
Gain (loss) on dilution of investment in affiliate	(10)	—	(42)	(67)
Realized and unrealized gains (losses) on financial instruments, net	(81)	148	(155)	362
Gain (loss) on dispositions, net	—	—	—	179
Other, net	6	(34)	22	(73)
	$187	388	566	1,308

Interest expense

Interest expense increased $19 million and $60 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increases were driven by higher interest rates on our variable rate debt and by higher amounts outstanding on the Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements). The interest rates on our fixed rate debt also increased with the closing of the 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures”) and repurchase of other exchangeables, as further described in note 6 to the accompanying condensed consolidated financial statements.

Share of earnings (losses) of affiliate

Share of earnings of affiliate increased $17 million and decreased $106 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $71 million and $57 million, net of related taxes, for the three months ended September 30, 2023 and 2022, respectively, and $205 million and $191 million, net of related taxes, for the nine months ended September 30, 2023 and 2022, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program and realignment with Charter’s debt retirements. The change in the share of earnings of affiliate in the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year, was the result of the corresponding fluctuations in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Revenue	$13,584	13,550	40,896	40,348
Operating expenses, excluding stock-based compensation	(8,164)	(8,340)	(24,556)	(24,355)
Adjusted OIBDA	5,420	5,210	16,340	15,993
Depreciation and amortization	(2,130)	(2,177)	(6,508)	(6,711)
Stock-based compensation	(164)	(109)	(540)	(360)
Operating income	3,126	2,924	9,292	8,922
Other expenses, net	(1,321)	(1,197)	(4,073)	(3,264)
Net income (loss) before income taxes	1,805	1,727	5,219	5,658
Income tax (expense) benefit	(369)	(360)	(1,187)	(1,194)
Net income (loss)	1,436	1,367	4,032	4,464
Less: Net income attributable to noncontrolling interests	(181)	(182)	(533)	(605)
Net income (loss) attributable to Charter shareholders	$1,255	1,185	3,499	3,859

Charter net income increased $69 million and decreased $432 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year.

Charter’s revenue increased $34 million and $548 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to growth in residential Internet customers and residential mobile lines partly offset by lower residential video and advertising sales revenue, as well as $68 million of total customer credits related to the temporary loss of Disney programming during the third quarter of 2023. Additionally, revenue increased due to higher mobile device sales.

During the three and nine months ended September 30, 2023, operating expenses, excluding stock-based compensation, decreased $176 million and increased $201 million, respectively, as compared to the corresponding periods in the prior year. Operating costs during both the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year, were impacted by lower programming costs as a result of fewer customers, a higher mix of lower cost video packages within Charter’s video customer base and a $61 million benefit related to the temporary loss of Disney programming during the third quarter of 2023, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent. Additionally, operating costs for both the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year, were impacted by higher mobile device sales and higher other mobile direct costs due to an increase in mobile lines, as well as increased costs to service customers and higher corporate labor costs. The increased costs to service customers was primarily due to adjustments to job structure, pay and benefits to build a more skilled and longer tenured workforce resulting in lower frontline employee attrition compared to 2022, and additional activity to support the accelerated growth of Spectrum Mobile.

For the three months ended September 30, 2023, as compared to the corresponding period in the prior year, the decrease in programming costs exceeded the increases in operating costs described above. For the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, the increases in operating costs described above exceeded the decrease in programming costs.

Charter’s Adjusted OIBDA increased $210 million and $347 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, for the reasons described above.

Depreciation and amortization expense decreased $47 million and $203 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to certain assets acquired in acquisitions becoming fully depreciated offset by an increase in depreciation as a result of more recent capital expenditures.

Other expenses, net increased $124 million and $809 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increase in other expenses, net was primarily due to increased interest expense caused by an increase in weighted average interest rates, as well as an increase in weighted average debt outstanding and a decrease in net periodic pension benefits, partly offset by increased gains on financial instruments, net.  For the nine months ended September 30, 2023, the increase in other expenses, net was also due to increased losses on equity investments.

Income tax expense was relatively flat for the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased $10 million and decreased $25 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. For the three month period, the loss on dilution of investment in affiliate increased primarily due to an increase in issuance of Charter common stock from the exercise of stock options and restricted stock units held by employees and other third parties. For the nine month period, the loss on dilution of investment in affiliate decreased primarily due to a decrease in issuance of Charter common stock from the exercise of stock options and restricted stock units held by employees and other third parties, partially offset by a smaller gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Indemnification obligation	$(12)	138	3	287
Exchangeable senior debentures	(69)	10	(158)	75
	$(81)	148	(155)	362

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 3 and 6 to the accompanying condensed consolidated financial statements for additional discussion). The changes in realized and unrealized gains (losses) for the three and nine months ended September 30, 2023, compared to the corresponding periods in the prior year, were primarily due to decreases in unrealized gains on the indemnification obligation, as well as the change in fair value of the 3.125% Debentures related to changes in market price of underlying Charter stock.

Gain (loss) on dispositions, net

Liberty Broadband recognized a gain on the sale of Skyhook of $179 million, net of closing fees, in the second quarter of 2022, which is recorded in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations.

Other, net

Other, net income increased $40 million and $95 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increases were primarily due to a tax sharing receivable with Qurate Retail, Inc. (“Qurate Retail”) that resulted in increased gains of $40 million and $90 million for the three and nine months ended September 30, 2023, respectively. See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying condensed consolidated financial statements.

Income taxes

Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions		amounts in millions
Earnings (loss) before income taxes	$208	376	$626	1,302
Income tax (expense) benefit	(46)	(61)	(143)	(223)
Effective income tax rate	22%	16%	23%	17%

The difference between the effective income tax rate of 22% and the U.S. Federal income tax rate of 21% for the three months ended September 30, 2023 was primarily due to the effect of state income taxes, certain non-deductible expenses and non-taxable expense from an increase in the fair value of the indemnification payable owed to Qurate Retail. The difference between the effective income tax rate of 23% and the U.S. Federal income tax rate of 21% for the nine months ended September 30, 2023 was primarily due to the effect of state income taxes and certain non-deductible expenses, partially offset by non-taxable income from a decrease in the fair value of the indemnification payable owed to Qurate Retail.

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

Net earnings (loss)

The Company had net earnings of $162 million and $315 million for the three months ended September 30, 2023 and 2022, respectively, and net earnings of $483 million and $1,079 million for the nine months ended September 30, 2023 and 2022, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other income and expenses.

Liquidity and Capital Resources

As of September 30, 2023, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of September 30, 2023, Liberty Broadband had a cash and cash equivalents balance of $88 million.

	Nine months ended September 30,
	2023	2022

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$(46)	(60)
Net cash provided by (used in) investing activities	$(129)	2,637
Net cash provided by (used in) financing activities	$(115)	(2,549)

The decrease in cash used in operating activities in the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, was primarily driven by increased operating income, partly offset by timing differences in working capital accounts (including litigation payments).

During the nine months ended September 30, 2023 and 2022, net cash flows used in investing activities were primarily related to capital expenditures of $149 million and $132 million, respectively, and purchases of equity securities during 2023. This net outflow of cash was offset by the sale of 120,149 and 4,952,224 shares of Charter Class A common stock to Charter for $42 million and $2,602 million during the nine months ended September 30, 2023 and 2022, respectively, to maintain our fully diluted ownership percentage of Charter at 26%. In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 4 to the accompanying condensed consolidated financial statements). The Company expects the Charter Repurchases to be a significant source of liquidity in future periods. Additionally, the Company received $163 million of cash proceeds, net of closing fees, from the sale of Skyhook during the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, net cash flows used in financing activities were primarily for the repurchase of approximately $1,415 million in principal amount of outstanding exchangeable senior debentures, partially offset by the issuance of $1,265 million aggregate original principal amount of the 3.125% Debentures (see more information in note 6 to the accompanying condensed consolidated financial statements), as well as net borrowings of debt of approximately $125 million of outstanding Revolving Loans (as defined in note 6 to the accompanying condensed consolidated financial statements) under the Margin Loan Facility. Additionally, net cash flows used in financing activities included repurchases of Liberty Broadband Series A and Series C common stock of $40 million and indemnification payments of $26 million made by Liberty Broadband to Qurate Retail in connection with the LI LLC 1.75% Exchangeable Debentures. During the nine months ended September 30, 2022, net cash flows used in financing activities were primarily repurchases of Liberty Broadband Series A and Series C common stock of $2,641 million, partially offset by net borrowings of debt of approximately $100 million of outstanding Revolving Loans under the Margin Loan Facility.

The projected uses of our cash for the remainder of 2023 are the potential buyback of common stock under the approved share buyback program, net capital expenditures of approximately $35 million, approximately $60 million for interest payments on outstanding debt, approximately $3 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to reimburse Liberty Media Corporation for amounts due under various agreements and to fund potential investment opportunities. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Results of Operations—GCI Holdings, LLC

GCI Holdings provides a full range of data, wireless, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	September 30,
	2023	2022
Consumer
Data:
Cable modem subscribers[1]	159,300	156,100
Wireless:
Wireless lines in service[2]	200,300	195,100

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Data cable modem subscribers as of September 30, 2023 include 1,100 subscribers that were reclassified from GCI Business to GCI Consumer subscribers in the first quarter of 2023 and are not new additions.

2 A wireless line in service is defined as a wireless device with a monthly fee for services. Wireless lines in service as of September 30, 2023 include 1,400 lines that were reclassified from GCI Business to GCI Consumer lines in the first quarter of 2023 and are not new additions.

GCI Holdings’ operating results for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Revenue	$240	248	731	719
Operating expenses (excluding stock-based compensation included below):
Operating expense	(59)	(64)	(180)	(187)
Selling, general and administrative expenses	(92)	(94)	(280)	(265)
Adjusted OIBDA	89	90	271	267
Stock-based compensation	(4)	(4)	(11)	(11)
Depreciation and amortization	(55)	(66)	(169)	(195)
Litigation settlement	—	(19)	—	(29)
Operating income (loss)	$30	1	91	32

Revenue

The components of revenue are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Consumer
Data	$57	57	175	172
Wireless	47	49	142	142
Other	10	14	32	42
Business
Data	105	104	317	291
Wireless	12	14	38	41
Other	9	10	27	31
Total revenue	$240	248	731	719

Consumer data revenue was flat and increased $3 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods. The increase for the nine month period was primarily driven by an increase in the number of subscribers.

Consumer wireless revenue decreased $2 million and was flat for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods. The decrease for the three month period was primarily driven by a decrease in the number of handset sales and a decrease in prepaid data plans.

Consumer other revenue decreased $4 million and $10 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods. Consumer other revenue consists of consumer video and voice revenue. The decreases were due to a decrease in video revenue primarily driven by decreased video subscribers. This was the result of both the transition from traditional linear video delivery to IP delivery and GCI Holdings’ decision to discontinue selling bulk video packages for multi-dwelling units. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and expects a continued decrease as customers potentially choose alternative services.

Business data revenue increased $1 million and $26 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods, primarily due to increased sales to health care and school customers due to service upgrades as well as new customer growth. These increases were partially offset by decreases in professional services revenue, driven by a reduction in time and material project work.

Business wireless revenue decreased $2 million and $3 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods. The decreases were primarily due to a decrease in roaming revenue and a decrease in data plan fees due to decreased business wireless subscribers.

Business other revenue decreased $1 million and $4 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods. Business other revenue consists of business video and voice revenue. The decreases were primarily due to decreased local and long distance voice revenue. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and has not focused business efforts on growth in these areas.

Operating expenses decreased $5 million and $7 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods, primarily due to decreases in costs paid to content producers driven by reduced video subscribers, as well as decreases in other distribution costs.

Selling, general and administrative expenses decreased $2 million and increased $15 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods. The decrease for the three month period is primarily due to decreases in labor related costs. The increase for the nine month period is primarily due to increases in labor related costs, software contracts, bad debt and property taxes. The increases in bad debt and property taxes were due to one-time decreases in these costs during the quarter ended March 31, 2022.

Stock-based compensation was flat for both the three and nine months ended September 30, 2023 as compared to the corresponding prior year periods.

Depreciation and amortization decreased $11 million and $26 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods. The decreases were due to lower depreciation expense as certain assets became fully depreciated during 2022.

Litigation settlement decreased $19 million and $29 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods. The litigation settlements of $10 million and $19 million recorded in the second and third quarters of 2022, respectively, were both increases in the estimated liability relating to compliance with RHC Program rules which reflect settlement offers that GCI Holdings made to the DOJ in June and September 2022. The RHC Program litigation was ultimately settled during the second quarter of 2023, as described in note 9 to the accompanying condensed consolidated financial statements.

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

As of September 30, 2023, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$400	7.2%	$600	4.8%
Corporate and other	$1,525	7.3%	$1,267	3.1%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 include "Legal Proceedings" under Item 3 of Part I and Item 1 of Part II, respectively. There have been no material changes from the legal proceedings described in these Forms 10-K and 10-Q.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Share Repurchase Programs

There were no repurchases of Liberty Broadband Series A common stock, Liberty Broadband Series B common stock, Liberty Broadband Series C common stock or Liberty Broadband Preferred Stock during the three months ended September 30, 2023. As of September 30, 2023, the amount remaining under the authorized repurchase program is approximately $1,962 million.

No shares of Liberty Broadband Series A common stock, Series B common stock, Series C common stock or Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units and options during the three months ended September 30, 2023.

II-1

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

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

LIBERTY BROADBAND CORPORATION

Date: November 3, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: November 3, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3