Form 10-Q
period 2024-03-31
Liberty Broadband Corp
filed 2024-05-08
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of April 30, 2024 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,235,286	2,023,432	122,589,251

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2024	2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$108	158
Trade and other receivables, net of allowance for credit losses of $5 and $5, respectively	186	178
Prepaid and other current assets	56	94
Total current assets	350	430
Investment in Charter, accounted for using the equity method (note 4)	12,281	12,116
Property and equipment, net	1,078	1,053
Intangible assets not subject to amortization
Goodwill	755	755
Cable certificates	550	550
Other	40	40
Intangible assets subject to amortization, net (note 5)	449	461
Other assets, net	237	236
Total assets	$15,740	15,641

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2024	2023

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$94	86
Deferred revenue	29	30
Current portion of debt	3	3
Other current liabilities	67	59
Total current liabilities	193	178
Long-term debt, net, including $1,200 and $1,255 measured at fair value, respectively (note 6)	3,636	3,733
Obligations under tower obligations and finance leases, excluding current portion	81	83
Long-term deferred revenue	77	65
Deferred income tax liabilities	2,255	2,216
Preferred stock (note 7)	201	202
Other liabilities	139	141
Total liabilities	6,582	6,618
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,235,286 and 18,233,573 at March 31, 2024 and December 31, 2023, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,023,432 and 2,025,232 at March 31, 2024 and December 31, 2023, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 122,589,251 and 123,704,814 at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	3,018	3,107
Accumulated other comprehensive earnings (loss), net of taxes	35	52
Retained earnings	6,084	5,843
Total stockholders' equity	9,138	9,003
Non-controlling interests	20	20
Total equity	9,158	9,023
Commitments and contingencies (note 9)
Total liabilities and equity	$15,740	15,641

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in millions,
	except per share amounts
Revenue	$245	246
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	62	62
Selling, general and administrative, including stock-based compensation (note 8)	105	110
Depreciation and amortization	50	58
	217	230
Operating income (loss)	28	16
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(51)	(45)
Share of earnings (losses) of affiliate (note 4)	280	248
Gain (loss) on dilution of investment in affiliate (note 4)	(28)	(27)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	76	(114)
Other, net	4	14
Earnings (loss) before income taxes	309	92
Income tax benefit (expense)	(68)	(23)
Net earnings (loss)	241	69
Less net earnings (loss) attributable to the non-controlling interests	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$241	69
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$1.69	0.47
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$1.69	0.47

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Net earnings (loss)	$241	69
Other comprehensive earnings (loss), net of taxes:
Credit risk on fair value debt instruments gains (loss)	(17)	50
Other comprehensive earnings (loss), net of taxes	(17)	50
Comprehensive earnings (loss)	224	119
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$224	119

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$241	69
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	50	58
Stock-based compensation	7	8
Share of (earnings) losses of affiliate, net	(280)	(248)
(Gain) loss on dilution of investment in affiliate	28	27
Realized and unrealized (gains) losses on financial instruments, net	(76)	114
Deferred income tax expense (benefit)	44	22
Other, net	(1)	(1)
Changes in operating assets and liabilities:
Current and other assets	39	(6)
Payables and other liabilities	—	(2)
Net cash provided by (used in) operating activities	52	41
Cash flows from investing activities:
Capital expenditures	(61)	(54)
Grant proceeds received for capital expenditures	15	—
Cash received for Charter shares repurchased by Charter	81	42
Other investing activities, net	(17)	—
Net cash provided by (used in) investing activities	18	(12)
Cash flows from financing activities:
Borrowings of debt	20	1,248
Repayments of debt, tower obligations and finance leases	(62)	(1,416)
Repurchases of Liberty Broadband common stock	(89)	(40)
Indemnification payment to Qurate Retail	—	(24)
Other financing activities, net	(1)	(3)
Net cash provided by (used in) financing activities	(132)	(235)
Net increase (decrease) in cash, cash equivalents and restricted cash	(62)	(206)
Cash, cash equivalents and restricted cash, beginning of period	176	400
Cash, cash equivalents and restricted cash, end of period	$114	194

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	March 31,	December 31,
	2024	2023

	amounts in millions
Cash and cash equivalents	$108	158
Restricted cash included in other current assets	5	16
Restricted cash included in other long-term assets	1	2
Total cash and cash equivalents and restricted cash at end of period	$114	176

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2024	$—	—	1	3,107	52	5,843	20	9,023
Net earnings (loss)	—	—	—	—	—	241	—	241
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	7	—	—	—	7
Liberty Broadband stock repurchases	—	—	—	(89)	—	—	—	(89)
Noncontrolling interest activity at Charter and other	—	—	—	(7)	—	—	—	(7)
Balance at March 31, 2024	$—	—	1	3,018	35	6,084	20	9,158

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2023	$—	—	1	3,318	9	5,155	18	8,501
Net earnings (loss)	—	—	—	—	—	69	—	69
Other comprehensive earnings (loss), net of taxes	—	—	—	—	50	—	—	50
Stock-based compensation	—	—	—	8	—	—	—	8
Liberty Broadband stock repurchases	—	—	—	(40)	—	—	—	(40)
Noncontrolling interest activity at Charter and other	—	—	—	(4)	—	—	—	(4)
Balance at March 31, 2023	$—	—	1	3,282	59	5,224	18	8,584

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2023. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

During the three months ended March 31, 2024, we repurchased an aggregate of 1.1 million shares of Liberty Broadband Series C common stock for a total purchase price of $89 million. During the three months ended March 31, 2023, we repurchased 459 thousand shares of Liberty Broadband Series A and Series C common stock for a total purchase price of $40 million. As of March 31, 2024, the amount remaining under the authorized repurchase program is approximately $1,685 million.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Exchange Agreement with Chairman

On June 13, 2022, Liberty Broadband entered into an Exchange Agreement with its Chairman of the board of directors, John C. Malone, and a revocable trust of which Mr. Malone is the sole trustee and beneficiary (the “JM Trust”) (the “Exchange Agreement”). Under the Exchange Agreement, the JM Trust exchanged 54,247 shares of Liberty Broadband Series B common stock for the same number of Liberty Broadband Series C common stock on January 23, 2023.

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

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Liberty Broadband reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which are negotiated semi-annually, as necessary. Pursuant to the services agreement, in connection with Liberty’s employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer, components of Mr. Maffei’s compensation are either paid directly to him or reimbursed to Liberty, based on allocations set forth in the services agreement, currently set at 23% for the Company but subject to adjustment on an annual basis and upon the occurrence of certain events.

Under these various agreements, amounts reimbursable to Liberty were approximately $2 million for both the three months ended March 31, 2024 and 2023. Liberty Broadband had a tax sharing receivable with Qurate Retail of approximately $16 million as of both March 31, 2024 and December 31, 2023, included in Other assets in the condensed consolidated balance sheets.

(2) Earnings Attributable to Liberty Broadband Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

of the periods presented. Excluded from diluted EPS for the three months ended March 31, 2024 and 2023 are 3 million and 2 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months
	ended	ended
	March 31, 2024	March 31, 2023

	(numbers of shares in millions)
Basic WASO	143	146
Potentially dilutive shares (1)	—	1
Diluted WASO	143	147

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2024			December 31, 2023
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$105	105	—	78	78	—
Exchangeable senior debentures	$1,200	—	1,200	1,255	—	1,255

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, equity securities, current portion of debt (with the exception of the 1.25% Debentures prior to their redemption in the third quarter of 2023, and the 2.75% Debentures and the 1.75% Debentures prior to their redemption in the first quarter of 2023 (each as defined in note 6)) and long-term debt (with the exception of the 3.125% Debentures (as defined in note 6)). With the exception of long-term debt and preferred stock, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

sheets. The carrying value of the Margin Loan Facility, the Senior Credit Facility and the Wells Fargo Note Payable (each as defined in note 6) all bear interest at a variable rate and therefore are also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Exchangeable senior debentures (1)	$76	(111)
Other	—	(3)
	$76	(114)
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a loss of $20 million and a gain of $64 million for the three months ended March 31, 2024 and 2023, respectively. The cumulative change was a gain of $35 million as of March 31, 2024.

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of March 31, 2024, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $12.3 billion and $13.4 billion, respectively. We own an approximate 32.0% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of March 31, 2024.

Upon the closing of the Time Warner Cable, LLC merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (“Equity Cap”). As of March 31, 2024, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap, in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 213,216 and 120,149 shares of Charter Class A common stock to Charter for $81 million and $42 million during the three months ended March 31, 2024 and 2023, respectively, to maintain our fully diluted ownership percentage at 26%.

Investment in Charter

The excess basis in our investment in Charter is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	March 31,	December 31,
	2024	2023
Property and equipment, net	$370	403
Customer relationships, net	1,979	2,049
Franchise fees	3,844	3,843
Trademarks	32	29
Goodwill	4,012	4,049
Debt	(302)	(317)
Deferred income tax liability	(1,451)	(1,472)
	$8,484	8,584

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 4 years and 7 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The decrease in excess basis for the three months ended March 31, 2024 was primarily due to the Company’s participation in Charter’s share buyback program as well as amortization expense during the period. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $72 million and $69 million, net of related taxes, for the three months ended March 31, 2024 and 2023, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $28 million and $27 million during the three months ended March 31, 2024 and 2023, respectively. The dilution losses for the periods presented were primarily attributable to the exercise of stock options and restricted stock units by employees and other third parties, slightly offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during both the three months ended March 31, 2024 and 2023.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summarized unaudited financial information for Charter is as follows:

Charter condensed consolidated balance sheets

	March 31, 2024	December 31, 2023

	amounts in millions
Current assets	$4,396	4,132
Property and equipment, net	40,349	39,520
Goodwill	29,668	29,668
Intangible assets, net	68,905	69,141
Other assets	4,726	4,732
Total assets	$148,044	147,193
Current liabilities	$10,926	13,214
Deferred income taxes	18,966	18,954
Long-term debt	97,965	95,777
Other liabilities	4,581	4,530
Equity	15,606	14,718
Total liabilities and shareholders’ equity	$148,044	147,193

Charter condensed consolidated statements of operations

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Revenue	$13,679	13,653
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,396	8,511
Depreciation and amortization	2,190	2,206
Other operating (income) expense, net	(38)	10
	10,548	10,727
Operating income	3,131	2,926
Interest expense, net	(1,316)	(1,265)
Other income (expense), net	(89)	(104)
Income tax (expense) benefit	(446)	(374)
Net income (loss)	1,280	1,183
Less: Net income attributable to noncontrolling interests	(174)	(162)
Net income (loss) attributable to Charter shareholders	$1,106	1,021

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Intangible Assets

Intangible Assets Subject to Amortization, net

	March 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(142)	373	515	(132)	383
Other amortizable intangible assets	159	(83)	76	156	(78)	78
Total	$674	(225)	449	671	(210)	461

Amortization expense for intangible assets with finite useful lives was $15 million and $16 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2024	$44
2025	$54
2026	$51
2027	$49
2028	$47

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	March 31,	March 31,	December 31,
	2024	2024	2023
	amounts in millions
Margin Loan Facility	$1,480	1,480	1,460
3.125% Exchangeable Senior Debentures due 2053	1,265	1,200	1,255
Senior notes	600	622	623
Senior credit facility	334	334	394
Wells Fargo note payable	5	5	5
Deferred financing costs		(2)	(1)
Total debt	$3,684	3,639	3,736
Debt classified as current		(3)	(3)
Total long-term debt		$3,636	3,733

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Outstanding borrowings under the Margin Loan Agreement were $1.5 billion and $1.5 billion as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, SPV was permitted to borrow an additional $820 million under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is May 12, 2026. Pursuant to the Seventh Amendment, the borrowings under the Margin Loan Agreement will accrue interest at a rate equal to the three-month SOFR rate plus a per annum spread of 1.875% (the “Base Spread”) (unless and until the replacement of such rate as provided for under the Margin Loan Agreement). The Margin Loan Agreement also has a commitment fee equal to 0.50% per annum on the daily unused amount of the Revolving Loans.

Borrowings under the Margin Loan Agreement prior to the Seventh Amendment bore interest at the three-month LIBOR rate plus a per annum spread of 1.5% for the prior period covered in this report.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of March 31, 2024, 19.1 million shares of Charter common stock with a value of $5.5 billion were held in collateral accounts related to the Margin Loan Agreement.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Exchangeable Senior Debentures

On February 28, 2023, the Company closed a private offering of $1,265 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures”), including debentures with an aggregate original principal amount of $165 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.8901 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 3.125% Debentures, representing an initial exchange price of approximately $529.07 for each share of Charter Class A common stock. A total of 2,390,977 shares of Charter Class A common stock are attributable to the 3.125% Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2023. The 3.125% Debentures may be redeemed by the Company, in whole or in part, on or after April 6, 2026. Holders of the 3.125% Debentures also have the right to require the Company to purchase their 3.125% Debentures on April 6, 2026. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of March 31, 2024, a holder of the 3.125% Debentures does not have the ability to exchange their debentures and, accordingly, the 3.125% Debentures have been classified as long-term debt within the condensed consolidated balance sheet as of March 31, 2024.

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

The Company has elected to account for all of its exchangeable senior debentures at fair value in its condensed consolidated financial statements. Accordingly, changes in the fair value of these instruments are recognized in Realized and unrealized gains (losses) on financial instruments, net in the accompanying condensed consolidated statements of operations. See note 3 for information related to unrealized gains (losses) on debt measured at fair value. The Company reviews the terms of all the debentures on a quarterly basis to determine whether an event has occurred to require current classification on the condensed consolidated balance sheets.

Senior Notes

GCI, LLC is the issuer of $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured. Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $22 million at March 31, 2024. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Following the amendment in June 2023, the revolving credit facility borrowings under the Senior Credit Facility that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The Senior Credit Facility has several leverage ratios defined in the Senior Credit Facility that are referenced throughout. The revolving credit facility borrowings under the Senior Credit Facility that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a Credit Spread Adjustment (as defined in the Senior Credit Facility) plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 2.25% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.00% and 3.25% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Term Loan A equal to 0.25% of the original principal amount, which may step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Prior to the amendment in June 2023, all rates indexed to SOFR were previously indexed to LIBOR. The Senior Credit Facility also has a commitment fee that accrues at a per annum rate between 0.375% and 0.500% on the daily unused amount of the revolving credit facility depending on GCI, LLC’s total leverage ratio.

GCI, LLC’s first lien leverage ratio may not exceed 4.00 to 1.00.

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

As of March 31, 2024, there was $244 million outstanding under the Term Loan A, $90 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $457 million available for borrowing.

Wells Fargo Note Payable

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). Outstanding borrowings on the Wells Fargo Note Payable were $5 million as of both March 31, 2024 and December 31, 2023. On May 1, 2023, the Wells Fargo Note Payable was amended to update the interest rate to reference SOFR instead of LIBOR. After this amendment, the interest rate is variable at SOFR plus 1.75%. Prior to the amendment, the interest rate was variable at one month LIBOR plus 2.25%.

The Wells Fargo Note Payable is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the Wells Fargo Note Payable are secured by a security interest and lien on the building purchased with the note.

Fair Value of Debt

The fair value of the Senior Notes was $551 million at March 31, 2024 (Level 2).

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at March 31, 2024.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(7) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband’s board of directors.

Liberty Broadband Series A Cumulative Redeemable Preferred Stock (“Liberty Broadband Preferred Stock”) was issued as a result of the Combination on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,183,812 shares issued and outstanding at March 31, 2024. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s condensed consolidated statements of operations. Liberty Broadband Preferred Stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband Preferred Stock of $203 million was recorded at the time of the Combination. The fair value of Liberty Broadband Preferred Stock as of March 31, 2024 was $167 million (Level 1).

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On March 6, 2024, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on April 15, 2024 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on April 1, 2024.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $7 million and $8 million of stock-based compensation during the three months ended March 31, 2024 and 2023, respectively.

Liberty Broadband – Grants

During the three months ended March 31, 2024, Liberty Broadband granted 183 thousand options to purchase shares of Liberty Broadband Series C common stock (“LBRDK”) to our Chief Executive Officer in connection with his employment agreement. Such options had a GDFV of $20.18 per share and vest on December 31, 2024.

There were no options to purchase shares of Liberty Broadband Series A common stock (“LBRDA”) or Liberty Broadband Series B common stock (“LBRDB”) granted during the three months ended March 31, 2024 and no exercises or cancellations of LBRDB during the same period.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	LBRDK	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2024	4,063	$96.23
Granted	183	$56.20
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2024	4,246	$94.51	3.0	$14
Exercisable at March 31, 2024	3,124	$88.26	2.1	$14

As of March 31, 2024, there were no outstanding options to purchase shares of LBRDA. As of March 31, 2024, 246 thousand LBRDB options remained outstanding and exercisable at a WAEP of $95.98, a weighted average remaining contractual life of 0.5 years and aggregate intrinsic value of zero.

As of March 31, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $42 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.6 years.

As of March 31, 2024, Liberty Broadband reserved 4.5 million shares of LBRDB and LBRDK for issuance under exercise privileges of outstanding stock options.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund (“USF”) programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the Federal Communications Commission, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity.

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

For the three months ended March 31, 2024, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

Liberty Broadband’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segment that is also a consolidated company are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. We have included amounts attributable to Charter in the tables below. Although Liberty Broadband owns less than 100% of the outstanding shares of Charter, 100% of the Charter amounts are included in the tables below and subsequently eliminated in order to reconcile the account totals to the Liberty Broadband condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$60	59
Wireless	35	35
Other	9	12
Business Revenue
Data	107	105
Wireless	11	11
Other	4	5
Lease, grant, and revenue from subsidies	19	19
Total GCI Holdings	245	246
Corporate and other	—	—
Total	$245	246

Charter revenue totaled $13,679 million and $13,653 million for the three months ended March 31, 2024 and 2023, respectively.

The Company had receivables of $179 million and $181 million at March 31, 2024 and December 31, 2023, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $41 million and $43 million at March 31, 2024 and December 31, 2023, respectively, the long-term portion of which are included in Other liabilities. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three months ended March 31, 2024 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $178 million in the remainder of 2024, $143 million in 2025, $76 million in 2026, $26 million in 2027 and $25 million in 2028 and thereafter.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
GCI Holdings	$90	90
Charter	5,535	5,340
Corporate and other	(5)	(8)
	5,620	5,422
Eliminate equity method affiliate	(5,535)	(5,340)
Consolidated Liberty Broadband	$85	82

Other Information

	March 31, 2024
	Total	Investments	Capital
	assets	in affiliate	expenditures

	amounts in millions
GCI Holdings	$3,324	—	61
Charter	148,044	—	2,791
Corporate and other	12,416	12,281	—
	163,784	12,281	2,852
Eliminate equity method affiliate	(148,044)	—	(2,791)
Consolidated Liberty Broadband	$15,740	12,281	61

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Adjusted OIBDA	$85	82
Stock-based compensation	(7)	(8)
Depreciation and amortization	(50)	(58)
Operating income (loss)	28	16
Interest expense	(51)	(45)
Share of earnings (loss) of affiliate, net	280	248
Gain (loss) on dilution of investment in affiliate	(28)	(27)
Realized and unrealized gains (losses) on financial instruments, net	76	(114)
Other, net	4	14
Earnings (loss) before income taxes	$309	92

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the recognition of deferred revenue; competition; the performance, results of operations and cash flows of our equity affiliate, Charter Communications, Inc. (“Charter”); the expansion of Charter’s network; projected sources and uses of cash; renewal of licenses; the effects of regulatory developments; the Rural Health Care (“RHC”) Program; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our, GCI Holdings, LLC (“GCI Holdings” or “GCI”), GCI, LLC and Charter’s ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our, GCI Holdings, GCI, LLC and Charter’s ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our, GCI, LLC and Charter’s significant indebtedness and the ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels, the level of activity in the housing sector, economic uncertainty or downturn and inflationary pressures on input costs and labor;
●	competition faced by GCI Holdings and Charter;
●	the ability of GCI Holdings and Charter to acquire and retain subscribers;
●	the impact of governmental legislation and regulation including, without limitation, regulations of the Federal Communications Commission (the "FCC"), on GCI Holdings and Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	changes in the amount of data used on the networks of GCI Holdings and Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of GCI Holdings and Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for the products and services of GCI Holdings and Charter and their ability to adapt to changes in demand;
●	the ability of GCI Holdings and Charter to license or enforce intellectual property rights;
●	natural or man-made disasters, terrorist attacks, armed conflicts, pandemics, cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to hire and retain key personnel;
●	the ability to procure necessary services and equipment from GCI Holdings’ and Charter’s vendors in a timely manner and at reasonable costs including in connection with Charter’s network evolution and rural construction initiatives;
●	risks related to the Investment Company Act of 1940;
●	the outcome of any pending or threatened litigation; and

●	changes to general economic conditions, including economic conditions in Alaska, and their impact on potential customers, vendors and third parties.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In addition, during 2023 and continuing in 2024, GCI Holdings began to experience the impact of inflation-sensitive items, including upward pressure on the costs of materials, labor, and other items that are critical to GCI Holdings’ business. GCI Holdings continues to monitor these impacts closely and, if costs continue to rise, GCI Holdings may be unable to recoup losses or offset diminished margins by passing these costs through to its customers or implementing offsetting cost reductions.

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

The Company does not have any significant updates regarding GCI Holdings’ involvement in the RHC Program as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Charter

Charter is a leading broadband connectivity company and cable operator serving more than 32 million customers in 41 states through its Spectrum brand.

During the first quarter of 2024, Charter lost 72,000 Internet customers while adding 486,000 mobile lines. Charter’s Internet customer growth was challenged by the competitive environment, lower customer move rates and restriction on adding new customers to the FCC’s Affordable Connectivity Program ("ACP") after February 7, 2024. Charter’s mobile line growth continued to benefit from the Spectrum One offering, which provides a differentiated Internet connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in a high-value package.

Charter expects that government subsidies for its 5.0 million current ACP customers will run out in May 2024, unless the program is allocated additional funding. Charter expects to implement retention programs for the customers who will lose the ACP subsidy, however, Charter expects to see a one-time impact on customer net gains, revenue per customer and bad debt in the second and third quarters of this year.

Charter spent $427 million on its subsidized rural construction initiative during the three months ended March 31, 2024, and activated approximately 73,000 subsidized rural passings. Charter currently offers Spectrum Internet products with speeds up to 1 Gbps across its entire footprint. Its network evolution initiative is progressing whereby Charter is upgrading its network to deliver symmetrical and multi-gigabit speeds across its footprint, and recently began offering symmetrical speeds in its first high split markets. Charter also continues to evolve its video product and is deploying Xumo stream boxes ("Xumo") to new video customers. Xumo combines a live TV experience with access to hundreds of content applications and features unified search and discovery along with a curated content offering based on the customer’s interests and subscriptions. In the first quarter of 2024, Charter began offering Disney+ and ESPN+ to customers in certain packages at no additional cost and Charter expects to offer additional direct-to-consumer applications in the coming months.

By continually improving its product set and offering consumers the opportunity to save money by switching to its services, Charter believes it can continue to penetrate its expanding footprint and sell additional products to its existing customers. Charter is beginning to see operational benefits from the targeted investments it is making in employee wages and benefits to build employee skill sets and tenure, as well as the continued investments in digitization of Charter’s customer service platforms, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

Results of Operations — Consolidated —March 31, 2024 and 2023

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

Consolidated operating results:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Revenue
GCI Holdings	$245	246
Corporate and other	—	—
Consolidated	$245	246

Operating Income (Loss)
GCI Holdings	$37	29
Corporate and other	(9)	(13)
Consolidated	$28	16

Adjusted OIBDA
GCI Holdings	$90	90
Corporate and other	(5)	(8)
Consolidated	$85	82

Revenue

Revenue decreased $1 million for the three months ended March 31, 2024, as compared to the corresponding prior year period. The change in revenue was due to fluctuations in revenue from GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss)

Consolidated operating income improved $12 million for the three months ended March 31, 2024, as compared to the corresponding prior year period. Operating income increased $8 million at GCI Holdings for the three months ended March 31, 2024, as compared to the corresponding prior year period. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating loss for Corporate and other improved $4 million for the three months ended March 31, 2024, as compared to the corresponding prior year period, due to decreased professional service fees.

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

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Operating income (loss)	$28	16
Depreciation and amortization	50	58
Stock-based compensation	7	8
Adjusted OIBDA	$85	82

Adjusted OIBDA improved $3 million for the three months ended March 31, 2024, as compared to the corresponding prior year period, primarily due to improved Adjusted OIBDA at Corporate and other, which corresponds with the above-described fluctuations in improved operating losses at Corporate and other. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Other income (expense):
Interest expense	$(51)	(45)
Share of earnings (losses) of affiliate	280	248
Gain (loss) on dilution of investment in affiliate	(28)	(27)
Realized and unrealized gains (losses) on financial instruments, net	76	(114)
Other, net	4	14
	$281	76

Interest expense

Interest expense increased $6 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year. The increase was driven by higher interest rates on our variable rate debt and by higher amounts outstanding on the Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements).

Share of earnings (losses) of affiliate

Share of earnings of affiliate increased $32 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $72 million and $69 million, net of related taxes, for the three months ended March 31, 2024 and 2023, respectively, due to the increase in amortization of the excess basis of assets with identifiable useful lives and debt, which was primarily due to Charter’s share buyback program. The change in the share of earnings of affiliate in the three months ended March 31, 2024, as compared to the corresponding period in the prior year, was the result of the corresponding fluctuations in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Revenue	$13,679	13,653
Operating expenses, excluding stock-based compensation	(8,144)	(8,313)
Adjusted OIBDA	5,535	5,340
Depreciation and amortization	(2,190)	(2,206)
Stock-based compensation	(214)	(208)
Operating income (loss)	3,131	2,926
Other income (expense), net	(1,405)	(1,369)
Net income (loss) before income taxes	1,726	1,557
Income tax benefit (expense)	(446)	(374)
Net income (loss)	$1,280	1,183

Charter’s revenue increased $26 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to growth in residential mobile service, residential Internet and advertising sales revenue, partly offset by lower residential video revenue.

During the three months ended March 31, 2024, operating expenses, excluding stock-based compensation, decreased $169 million, as compared to the corresponding period in the prior year. Operating costs during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, were impacted by lower programming costs as a result of fewer video customers and a higher mix of lower cost video packages within Charter’s video customer base, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent. Lower programming costs were partly offset by higher mobile service direct costs and mobile device sales due to an increase in mobile lines.

Charter’s Adjusted OIBDA increased $195 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, for the reasons described above.

Depreciation and amortization expense decreased $16 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to certain assets becoming fully depreciated, partly offset by an increase in depreciation as a result of more recent capital expenditures.

Other expenses, net increased $36 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year. The increase in other expenses, net was primarily due to increased interest expense caused by an increase in weighted average interest rates, partly offset by decreased losses on financial instruments, net.

Income tax expense increased $72 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily as the result of higher pretax income.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate was relatively flat during the three months ended March 31, 2024, as compared to the corresponding period in the prior year.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Exchangeable senior debentures	$76	(111)
Other	—	(3)
	$76	(114)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 3 and 6 to the accompanying condensed consolidated financial statements for additional discussion). The changes in realized and unrealized gains (losses) for the three months ended March 31, 2024, compared to the corresponding period in the prior year, was primarily due to the change in fair value of the debentures outstanding for the respective periods related to changes in market price of the underlying Charter stock.

Other, net

Other, net income decreased $10 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year. The decrease was primarily due to a tax sharing receivable with Qurate Retail, Inc. (“Qurate Retail”). The tax sharing receivable with Qurate Retail resulted in no income or loss for the three months ended March 31, 2024, compared to tax sharing income of $8 million for the three months ended March 31, 2023. See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying condensed consolidated financial statements.

Income taxes

Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Earnings (loss) before income taxes	$309	92
Income tax (expense) benefit	(68)	(23)
Effective income tax rate	22%	25%

The difference between the effective income tax rate of 22% and the U.S. Federal income tax rate of 21% for the three months ended March 31, 2024 was primarily due to the effect of state income taxes, partially offset by federal tax credits.

The difference between the effective income tax rate of 25% and the U.S. Federal income tax rate of 21% for the three months ended March 31, 2023 was primarily due to the effect of state income taxes and the recognition of excess tax benefits and shortfalls related to stock-based compensation.

Net earnings (loss)

The Company had net earnings of $241 million and $69 million for the three months ended March 31, 2024 and 2023, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other income and expenses.

Liquidity and Capital Resources

As of March 31, 2024, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), monetization of investments (including Charter Repurchases (as defined in note 4 to the accompanying condensed consolidated financial statements and discussed below)), outstanding or anticipated debt facilities (as discussed in note 6 to the accompanying condensed consolidated financial statements), debt and equity issuances, and dividend and interest receipts.

As of March 31, 2024, Liberty Broadband had a cash and cash equivalents balance of $108 million.

	Three months ended March 31,
	2024	2023

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$52	41
Net cash provided by (used in) investing activities	$18	(12)
Net cash provided by (used in) financing activities	$(132)	(235)

The increase in cash provided by operating activities in the three months ended March 31, 2024, as compared to the corresponding period in the prior year, was primarily driven by increased operating income and timing differences in working capital accounts.

During the three months ended March 31, 2024 and 2023, net cash flows provided by investing activities were primarily related to the sale of 213,216 and 120,149 shares of Charter Class A common stock to Charter for $81 million and $42 million during the three months ended March 31, 2024 and 2023, respectively, to maintain our fully diluted ownership percentage of Charter at 26%. In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 4 to the accompanying condensed consolidated financial statements). The Company expects the Charter Repurchases to be the primary source of liquidity in future periods. This net inflow of cash was offset by capital expenditures of $61 million and $54 million during the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, net cash flows used in financing activities were primarily for repurchases of Liberty Broadband Series C common stock of $89 million and to service debt. During the three months ended March 31, 2023, net cash flows used in financing activities were primarily for the repurchase of approximately $1,415 million in principal amount of outstanding exchangeable senior debentures, partially offset by the issuance of $1,265 million aggregate original principal amount of the 3.125% Debentures (see more information in note 6 to the accompanying condensed consolidated financial statements). Additionally, net cash flows used in financing activities included repurchases of Liberty Broadband Series A and Series C common stock of $40 million and indemnification payments of $24 million made by Liberty Broadband to Qurate Retail in connection with the LI LLC 1.75% exchangeable debentures due 2046 which was settled during the quarter ended December 31, 2023.

The projected uses of our cash for the remainder of 2024 are the potential buyback of common stock under the approved share buyback program, net capital expenditures of approximately $140 million, approximately $160 million for interest payments on outstanding debt, approximately $10 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to reimburse Liberty Media Corporation for amounts due under various agreements and to fund potential investment opportunities. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility (each as defined in note 6). The Company and GCI, LLC are in compliance with all debt maintenance covenants as of March 31, 2024.

Results of Operations—GCI Holdings, LLC

GCI Holdings provides a full range of data, wireless, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	March 31,
	2024	2023
Consumer
Data:
Cable modem subscribers[1]	159,800	159,100
Wireless:
Wireless lines in service[2]	199,000	193,700

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Data cable modem subscribers as of March 31, 2024 include 900 subscribers that were reclassified from GCI Business to GCI Consumer subscribers in the first quarter of 2024 and are not new additions.

2 A wireless line in service is defined as a wireless device with a monthly fee for services. Wireless lines in service as of March 31, 2024 include 1,800 lines that were reclassified from GCI Business to GCI Consumer lines in the first quarter of 2024 and are not new additions.

GCI Holdings’ operating results for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Revenue	$245	246
Operating expenses (excluding stock-based compensation included below):
Operating expense	(62)	(62)
Selling, general and administrative expenses	(93)	(94)
Adjusted OIBDA	90	90
Stock-based compensation	(3)	(3)
Depreciation and amortization	(50)	(58)
Operating income (loss)	$37	29

Revenue

The components of revenue are as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Consumer
Data	$60	59
Wireless	47	47
Other	10	12
Business
Data	108	106
Wireless	12	13
Other	8	9
Total revenue	$245	246

Consumer data revenue increased $1 million for the three months ended March 31, 2024, as compared to the corresponding prior year period. The increase was driven by subscribers’ selection of plans with higher recurring monthly charges.

Consumer wireless revenue was flat for the three months ended March 31, 2024, as compared to the corresponding prior year period.

Consumer other revenue decreased $2 million for the three months ended March 31, 2024, as compared to the corresponding prior year period. Consumer other revenue consists of consumer video and voice revenue. The decrease was due to a decrease in video revenue primarily driven by decreased video subscribers. This was the result of the continued transition from traditional linear video delivery to IP delivery. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and expects a continued decrease as customers make decisions to move to alternative services.

Business data revenue increased $2 million for the three months ended March 31, 2024, as compared to the corresponding prior year period, primarily due to increased sales to health care customers due to service upgrades. These increases were partially offset by a decrease in business data subscribers.

Business wireless revenue decreased $1 million for the three months ended March 31, 2024, as compared to the corresponding prior year period, primarily due to a decrease in the number of subscribers.

Business other revenue decreased $1 million for the three months ended March 31, 2024, as compared to the corresponding prior year period. Business other revenue consists of business video and voice revenue. The decrease was primarily due to decreased local and long distance voice revenue. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and has not focused business efforts on growth in these areas.

Operating expenses were flat for the three months ended March 31, 2024, as compared to the corresponding prior year period.

Selling, general and administrative expenses decreased $1 million for the three months ended March 31, 2024, as compared to the corresponding prior year period. The decrease was primarily due to a decrease in lease expense due to lease modifications made during 2023.

Stock-based compensation was flat for the three months ended March 31, 2024 as compared to the corresponding prior year period.

Depreciation and amortization decreased $8 million for the three months ended March 31, 2024, as compared to the corresponding prior year period. The decrease was due to lower depreciation and amortization expense as certain fixed and intangible assets became fully depreciated during 2023.

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

As of March 31, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$339	7.3%	$600	4.8%
Corporate and other	$1,480	7.2%	$1,265	3.1%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2024. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A. Risk Factors of its Annual Report on Form 10-K for the year ended December 31, 2023.

Changes to the existing legal and regulatory framework under which Charter and GCI Holdings operate or the regulatory programs in which Charter, GCI Holdings or their competitors participate, including the possible elimination of the federal broadband ACP subsidy for low-income consumers, could adversely affect Charter and GCI Holdings’  businesses.

There are ongoing efforts to amend or expand the federal, state and local regulation of some of the services offered over Charter’s cable systems, particularly Charter’s retail broadband Internet access service. Potential legislative and regulatory changes could adversely impact Charter’s business by increasing its costs and competition and limiting its ability to offer services in a manner that would maximize revenue potential. These changes have in the past, and could in the future, include, for example, the reclassification of Internet services as regulated telecommunications services or other utility-style regulation of Internet services; restrictions on how Charter manages its Internet access services and networks; the adoption of new customer service or service quality requirements for its Internet access services; the adoption of new privacy restrictions on its collection, use and disclosure of certain customer information; new data security and cybersecurity mandates that could result in additional network and information security and cyber incident reporting requirements for its business; new restraints on its discretion over programming decisions; new restrictions on the rates Charter charges to consumers for one or more of the services or equipment options it offers; changes to the cable industry’s compulsory copyright to retransmit broadcast signals; new requirements to assure the availability of navigation devices from third-party providers; new Universal Service Fund contribution obligations on Charter’s Internet service revenues that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of its facilities; changes to the Federal Communications Commission’s ("FCC") administration of spectrum; pending court challenges to the legality of the FCC’s Universal Service programs, which, if successful, could adversely affect receipt of universal service funds, including but not limited to FCC Rural Development Opportunity Fund (“RDOF”) grants to expand Charter’s network, FCC E-rate funds to serve schools and libraries and FCC Rural Health Care funds to serve eligible health care providers; and changes in the regulatory framework for voice over Internet protocol ("VoIP") telephone service, including the scope of regulatory obligations associated with VoIP telephone service and Charter’s ability to interconnect its VoIP telephone service with incumbent providers of traditional telecommunications service. These changes may also have a similar impact on GCI Holdings’ business.

Charter participates in the ACP and RDOF subsidy programs, and GCI Holdings participates in the ACP subsidy program. The ACP program provides up to a $30 monthly subsidy enabling eligible low-income households to purchase Internet products at a discount or, for a portion of those households, at no cost for eligible Charter customers. The ACP programs provides up to a $75 monthly subsidy in Alaska for GCI Holdings’ eligible customers. The FCC prohibited service providers from enrolling new ACP customers after February 7, 2024 and has announced that April 2024 will be the last month ACP households will receive the full ACP discount and that ACP households may receive a partial ACP discount in May 2024. After May 2024, unless Congress provides additional funding, ACP households will no longer receive the ACP benefit and the ACP will end.  If Congress does not provide additional funding, this will be disruptive to Charter’s business, and to a lesser extent, GCI Holdings. Charter and GCI Holdings may lose customers and revenues and could face greater difficulty in providing services to low-income households in the future.

As a winning bidder in the FCC’s RDOF auction in 2020, Charter must comply with numerous FCC and state requirements to continue receiving such funding. To comply with these requirements, in RDOF areas, Charter has chosen to offer certain of its VoIP telephone services, such as its Lifeline services, subject to certain traditional federal and state common carrier regulations. Additionally, in some areas where Charter is building pursuant to subsidy programs, Charter will offer certain of its broadband Internet access services subject to required discounts and other marketing-related terms. If Charter fails to comply with those requirements, the governing regulatory agency could consider Charter in default and it could incur substantial penalties or forfeitures. If Charter fails to attain certain specified infrastructure build-out requirements under the RDOF program, the FCC could also withhold future support payments until those shortcomings are corrected. Any failure to comply with the rules and requirements of a subsidy grant could result in Charter being suspended or disbarred from future governmental programs or contracts for a significant period of time, which could adversely affect its results of operations and financial condition.

Participation in ACP, RDOF, and other government programs, including state subsidized builds, creates the risk of claims of Charter and GCI Holdings’ failures to adequately comply with the regulatory requirements of those programs. The FCC, and various state and federal agencies and attorney generals, may subject those programs, or other industry practices, to audits and investigations, which could result in enforcement actions, litigation, fines, settlements or reputational harm, and/or operational and financial conditions being placed on Charter or GCI Holdings, any of which could adversely affect their results of operations and financial condition.

If any laws or regulations are enacted that would expand the regulation of Charter and GCI Holdings’ services, they could affect their operations and require significant expenditures. It cannot be predicted how future developments in these areas, and any changes to the regulatory framework for Internet, video, mobile or VoIP services could have a negative impact on Charter and GCI Holdings’ businesses and results of operations.

It remains uncertain what rule changes, if any, will ultimately be adopted by Congress, the FCC, the Federal Trade Commission and state legislatures, and what operating or financial impact any such rules might have on Charter and GCI Holdings, including on the operation of their broadband networks, customer privacy and the user experience.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

A summary of the repurchase activity for the three months ended March 31, 2024 is as follows:

	Series C Common Stock
			Total Number	Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1 - 31, 2024	1,037,135	$78.20	1,037,135	$1,693	million
February 1 - 29, 2024	102,826	$79.88	102,826	$1,685	million
March 1 - 31, 2024	—	$—	—	$1,685	million
Total	1,139,961		1,139,961

There were no repurchases of Liberty Broadband Series A or Series B common stock or Liberty Broadband Preferred Stock during the three months ended March 31, 2024.

During the three months ended March 31, 2024, 87 shares of Liberty Broadband Series A common stock, zero shares of Liberty Broadband Series B common stock, 324 shares of Liberty Broadband Series C common stock and zero shares of Liberty Broadband Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1+	Form of Restricted Stock Unit Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

** Furnished herewith

+ This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: May 8, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: May 8, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-4