Form 10-Q
period 2024-09-30
Liberty Broadband Corp
filed 2024-11-07
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of October 31, 2024 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,236,186	2,022,532	122,589,376

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2024	2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$168	158
Trade and other receivables, net of allowance for credit losses of $4 and $5, respectively	186	178
Prepaid and other current assets	63	94
Total current assets	417	430
Investment in Charter, accounted for using the equity method (note 4)	12,760	12,116
Property and equipment, net	1,131	1,053
Intangible assets not subject to amortization
Goodwill	755	755
Cable certificates	550	550
Other	41	40
Intangible assets subject to amortization, net (note 5)	423	461
Other assets, net	226	236
Total assets	$16,303	15,641

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2024	2023

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$112	86
Deferred revenue	30	30
Current portion of debt	3	3
Other current liabilities	56	59
Total current liabilities	201	178
Long-term debt, net, including $1,876 and $1,255 measured at fair value, respectively (note 6)	3,709	3,733
Obligations under tower obligations and finance leases, excluding current portion	79	83
Long-term deferred revenue	93	65
Deferred income tax liabilities	2,342	2,216
Preferred stock (note 7)	201	202
Other liabilities	140	141
Total liabilities	6,765	6,618
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,236,186 and 18,233,573 at September 30, 2024 and December 31, 2023, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,022,532 and 2,025,232 at September 30, 2024 and December 31, 2023, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 122,589,320 and 123,704,814 at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	3,028	3,107
Accumulated other comprehensive earnings (loss), net of taxes	70	52
Retained earnings	6,421	5,843
Total stockholders' equity	9,520	9,003
Non-controlling interests	18	20
Total equity	9,538	9,023
Commitments and contingencies (note 9)
Total liabilities and equity	$16,303	15,641

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions,
	except per share amounts
Revenue	$262	240	753	731
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	64	59	188	180
Selling, general and administrative, including stock-based compensation (note 8)	113	105	329	322
Depreciation and amortization	55	55	157	169
	232	219	674	671
Operating income (loss)	30	21	79	60
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(46)	(54)	(149)	(151)
Share of earnings (losses) of affiliate (note 4)	346	326	923	892
Gain (loss) on dilution of investment in affiliate (note 4)	(8)	(10)	(40)	(42)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	(144)	(81)	(85)	(155)
Other, net	3	6	15	22
Earnings (loss) before income taxes	181	208	743	626
Income tax benefit (expense)	(39)	(46)	(165)	(143)
Net earnings (loss)	142	162	578	483
Less net earnings (loss) attributable to the non-controlling interests	—	—	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$142	162	578	483
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.99	1.11	4.04	3.31
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$0.99	1.10	4.04	3.29

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Net earnings (loss)	$142	162	578	483
Other comprehensive earnings (loss), net of taxes:
Credit risk on fair value debt instruments gains (loss)	38	(11)	26	37
Recognition of previously unrealized losses (gains) on debt, net	(8)	—	(8)	(1)
Other comprehensive earnings (loss), net of taxes	30	(11)	18	36
Comprehensive earnings (loss)	172	151	596	519
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$172	151	596	519

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2024	2023

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$578	483
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	157	169
Stock-based compensation	22	25
Share of (earnings) losses of affiliate, net	(923)	(892)
(Gain) loss on dilution of investment in affiliate	40	42
Realized and unrealized (gains) losses on financial instruments, net	85	155
Deferred income tax expense (benefit)	124	137
Other, net	(4)	(3)
Changes in operating assets and liabilities:
Current and other assets	44	(60)
Payables and other liabilities	(20)	(102)
Net cash provided by (used in) operating activities	103	(46)
Cash flows from investing activities:
Capital expenditures	(183)	(149)
Grant proceeds received for capital expenditures	40	6
Cash received for Charter shares repurchased by Charter	226	42
Cash released from escrow related to dispositions	—	23
Purchases of investments	—	(53)
Other investing activities, net	(14)	2
Net cash provided by (used in) investing activities	69	(129)
Cash flows from financing activities:
Borrowings of debt	1,114	1,501
Repayments of debt, tower obligations and finance leases	(1,198)	(1,547)
Repurchases of Liberty Broadband common stock	(89)	(40)
Indemnification payment to Qurate Retail	—	(26)
Other financing activities, net	(1)	(3)
Net cash provided by (used in) financing activities	(174)	(115)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2)	(290)
Cash, cash equivalents and restricted cash, beginning of period	176	400
Cash, cash equivalents and restricted cash, end of period	$174	110

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	September 30,	December 31,
	2024	2023

	amounts in millions
Cash and cash equivalents	$168	158
Restricted cash included in other current assets	5	16
Restricted cash included in other long-term assets	1	2
Total cash and cash equivalents and restricted cash at end of period	$174	176

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2024	$—	—	1	3,107	52	5,843	20	9,023
Net earnings (loss)	—	—	—	—	—	578	—	578
Other comprehensive earnings (loss), net of taxes	—	—	—	—	18	—	—	18
Stock-based compensation	—	—	—	22	—	—	—	22
Liberty Broadband stock repurchases	—	—	—	(89)	—	—	—	(89)
Noncontrolling interest activity at Charter and other	—	—	—	(12)	—	—	(2)	(14)
Balance at September 30, 2024	$—	—	1	3,028	70	6,421	18	9,538

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at June 30, 2024	$—	—	1	3,023	40	6,279	18	9,361
Net earnings (loss)	—	—	—	—	—	142	—	142
Other comprehensive earnings (loss), net of taxes	—	—	—	—	30	—	—	30
Stock-based compensation	—	—	—	8	—	—	—	8
Noncontrolling interest activity at Charter and other	—	—	—	(3)	—	—	—	(3)
Balance at September 30, 2024	$—	—	1	3,028	70	6,421	18	9,538

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

During the nine months ended September 30, 2024, we repurchased an aggregate of 1.1 million shares of Liberty Broadband Series C common stock for a total purchase price of $89 million. During the nine months ended September 30, 2023, we repurchased 459 thousand shares of Liberty Broadband Series A and Series C common stock for a total purchase price of $40 million. As of September 30, 2024, the amount remaining under the authorized repurchase program is approximately $1,685 million.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Exchange Agreement with Chairman

On June 13, 2022, Liberty Broadband entered into an Exchange Agreement with its Chairman of the board of directors, John C. Malone, and a revocable trust of which Mr. Malone is the sole trustee and beneficiary (the “JM Trust”) (the “Exchange Agreement”). Under the Exchange Agreement, the JM Trust has exchanged 481,149 total shares of Liberty Broadband Series B common stock for the same number of Liberty Broadband Series C common stock as of September 30, 2024 under the Exchange Agreement.

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

Under these various agreements, amounts reimbursable to Liberty were approximately $2 million for both the three months ended September 30, 2024 and 2023 and $5 million for both the nine months ended September 30, 2024, and 2023. Liberty Broadband had a tax sharing receivable with Qurate Retail of approximately $20 million and $16 million as of  September 30, 2024 and December 31, 2023, respectively, included in Other assets in the condensed consolidated balance sheets.

(2) Earnings Attributable to Liberty Broadband Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the three months ended September 30, 2024 and 2023 are 3 million and 2 million potential common shares, respectively, because their inclusion would have been antidilutive. Excluded from

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

diluted EPS for the nine months ended September 30, 2024 and 2023 are 3 million and 2 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(numbers of shares in millions)
Basic WASO	143	146	143	146
Potentially dilutive shares (1)	—	1	—	1
Diluted WASO	143	147	143	147

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2024			December 31, 2023
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$121	121	—	78	78	—
Exchangeable senior debentures	$1,876	—	1,876	1,255	—	1,255

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, equity securities, current portion of debt (with the exception of the 1.25% Debentures prior to their redemption in the third quarter of 2023, and the 2.75% Debentures and the 1.75% Debentures prior to their redemption in the first quarter of 2023 (each as defined in note 6)) and long-term debt (with the exception of the 3.125% Debentures due 2053 and the 3.125% Debentures due 2054 (each as defined in note 6)). With the exception of long-term debt and preferred stock, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of the Margin Loan Facility, the Senior Credit Facility and

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

the Wells Fargo Note Payable (each as defined in note 6) all bear interest at a variable rate and therefore are also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Exchangeable senior debentures (1)	$(144)	(69)	(85)	(158)
Other	—	(12)	—	3
	$(144)	(81)	(85)	(155)
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a gain of $38 million and a loss of $14 million for the three months ended September 30, 2024 and 2023, respectively, net of the recognition of previously unrecognized gains and losses, and gains of $23 million and $47 million for the nine months ended September 30, 2024 and 2023, respectively, net of the recognition of previously unrecognized gains and losses. During the quarter ended September 30, 2024, the Company recognized $9 million of previously unrecognized gains related to the retirement of a portion of the 3.125% Debentures due 2053. The cumulative change was a gain of $79 million as of September 30, 2024, net of the recognition of previously unrecognized gains and losses.

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions and the Combination, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals designated by Liberty Broadband. As of September 30, 2024, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $12.8 billion and $14.8 billion, respectively. We own an approximate 32.0% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of September 30, 2024.

Upon the closing of the Time Warner Cable, LLC merger, the Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015, by and among Charter, Liberty Broadband and Advance/Newhouse Partnership, as amended (the “Stockholders Agreement”), became fully effective. Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the voting cap (“Equity Cap”). As of September 30, 2024, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01%, our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the voting cap, in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to this letter agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the letter agreement, Liberty Broadband sold 698,011 and 120,149 shares of Charter Class A common stock to Charter for $226 million and $42 million during the nine months ended September 30, 2024 and 2023, respectively, to maintain our fully diluted ownership percentage at 26%. Subsequent to September 30, 2024, Liberty Broadband sold 10,400 shares of Charter Class A common stock to Charter for $3 million in October 2024.

Investment in Charter

The excess basis in our investment in Charter is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	September 30,	December 31,
	2024	2023
Property and equipment, net	$307	403
Customer relationships, net	1,827	2,049
Franchise fees	3,843	3,843
Trademarks	29	29
Goodwill	3,934	4,049
Debt	(263)	(317)
Deferred income tax liability	(1,436)	(1,472)
	$8,241	8,584

Property and equipment and customer relationships have weighted average remaining useful lives of approximately  3 years and 7 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The decrease in excess basis for the nine months ended September 30, 2024 was primarily due to amortization expense during the period, as well as the Company’s participation in Charter’s share buyback program. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $65 million and $71 million, net of related taxes, for the three months ended September 30, 2024 and 2023, respectively, and expenses of $234 million and $205 million, net of related taxes, for the nine months ended September 30, 2024 and 2023, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt and a cumulative change in the applicable tax rate for the nine month period.

The Company had dilution losses of $8 million and $10 million during the three months ended September 30, 2024 and 2023, respectively, and dilution losses of $40 million and $42 million during the nine months ended September 30, 2024 and 2023, respectively. The dilution losses for the periods presented were primarily attributable to the exercise of stock options and restricted stock units by employees and other third parties, slightly offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during both the nine months ended September 30, 2024 and 2023.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summarized unaudited financial information for Charter is as follows:

Charter condensed consolidated balance sheets

	September 30, 2024	December 31, 2023

	amounts in millions
Current assets	$4,492	4,132
Property and equipment, net	41,846	39,520
Goodwill	29,668	29,668
Intangible assets, net	68,603	69,141
Other assets	4,762	4,732
Total assets	$149,371	147,193
Current liabilities	$13,160	13,214
Deferred income taxes	18,983	18,954
Long-term debt	93,517	95,777
Other liabilities	5,657	4,530
Equity	18,054	14,718
Total liabilities and shareholders’ equity	$149,371	147,193

Charter condensed consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Revenue	$13,795	13,584	41,159	40,896
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,294	8,299	24,863	25,115
Depreciation and amortization	2,145	2,130	6,505	6,508
Other operating (income) expense, net	21	29	62	(19)
	10,460	10,458	31,430	31,604
Operating income	3,335	3,126	9,729	9,292
Interest expense, net	(1,311)	(1,306)	(3,955)	(3,869)
Other income (expense), net	(144)	(15)	(318)	(204)
Income tax (expense) benefit	(406)	(369)	(1,279)	(1,187)
Net income (loss)	1,474	1,436	4,177	4,032
Less: Net income attributable to noncontrolling interests	(194)	(181)	(560)	(533)
Net income (loss) attributable to Charter shareholders	$1,280	1,255	3,617	3,499

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Intangible Assets

Intangible Assets Subject to Amortization, net

	September 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(163)	352	515	(132)	383
Other amortizable intangible assets	162	(91)	71	156	(78)	78
Total	$677	(254)	423	671	(210)	461

Amortization expense for intangible assets with finite useful lives was $15 million and $16 million for the three months ended September 30, 2024 and 2023, respectively, and $45 million and $48 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2024	$15
2025	$55
2026	$52
2027	$50
2028	$48

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	September 30,	September 30,	December 31,
	2024	2024	2023
	amounts in millions
Margin Loan Facility	$790	790	1,460
3.125% Exchangeable Senior Debentures due 2053	965	954	1,255
3.125% Exchangeable Senior Debentures due 2054	860	922	—
Senior notes	600	620	623
Senior credit facility	423	423	394
Wells Fargo note payable	4	4	5
Deferred financing costs		(1)	(1)
Total debt	$3,642	3,712	3,736
Debt classified as current		(3)	(3)
Total long-term debt		$3,709	3,733

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

Outstanding borrowings under the Margin Loan Agreement were $790 million and $1.5 billion as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, SPV was permitted to borrow an additional $1,150 million under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is June 30, 2027. The borrowings under the Margin Loan Agreement accrue interest at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) rate plus a per annum spread of 1.875% (the “Base Spread”) (unless and until the replacement of such rate as provided for under the Margin Loan Agreement). The Margin Loan Agreement also has a commitment fee equal to 0.50% per annum on the daily unused amount of the Revolving Loans.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of September 30, 2024, 19.1 million shares of Charter common stock with a value of $6.2 billion were held in collateral accounts related to the Margin Loan Agreement.

Exchangeable Senior Debentures

On February 28, 2023, the Company closed a private offering of $1,265 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures due 2053”), including debentures with an aggregate original principal amount of $165 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures due 2053, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.8901 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 3.125% Debentures due 2053, representing an initial exchange price of approximately $529.07 for each share of Charter Class A common stock. A total of 2,390,977 shares of Charter Class A common stock were attributable to the 3.125% Debentures due 2053. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2023. The 3.125% Debentures due 2053 may be redeemed by the Company, in whole or in part, on or after April 6, 2026. Holders of the 3.125% Debentures due 2053 also have the right to require the Company to purchase their 3.125% Debentures due 2053 on April 6, 2026. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures due 2053 plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of September 30, 2024, a holder of the 3.125% Debentures due 2053 does not have the ability

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

to exchange their debentures and, accordingly, the 3.125% Debentures due 2053 have been classified as long-term debt within the condensed consolidated balance sheet as of September 30, 2024.

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

On July 2, 2024, the Company closed a private offering of $860 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2054 (the “3.125% Debentures due 2054”), including debentures with an aggregate original principal amount of $60 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures due 2054, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 2.5442 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 3.125% Debentures due 2054, representing an initial exchange price of approximately $393.05 for each share of Charter Class A common stock. A total of 2,188,012 shares of Charter Class A common stock are initially attributable to the 3.125% Debentures due 2054. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2024. The 3.125% Debentures due 2054 may be redeemed by the Company, in whole or in part, on or after December 15, 2028. Holders of the 3.125% Debentures due 2054 also have the right to require the Company to purchase their 3.125% Debentures due 2054 on December 15, 2028. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures due 2054 plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of September 30, 2024, a holder of the 3.125% Debentures due 2054 does not have the ability to exchange their debentures and, accordingly, the 3.125% Debentures due 2054 have been classified as long-term debt within the condensed consolidated balance sheet as of September 30, 2024.

In connection with the closing of the private offering of the 3.125% Debentures due 2054, the Company repaid $540 million of borrowings under the Margin Loan Agreement and repurchased a total of $300 million in aggregate principal amount of the 3.125% Debentures due 2053 pursuant to individually privately negotiated transactions.

Senior Notes

GCI, LLC is the issuer of $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured. Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $20 million at September 30, 2024. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

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

As of September 30, 2024, there was $243 million outstanding under the Term Loan A, $180 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $367 million available for borrowing.

Wells Fargo Note Payable

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). Outstanding borrowings on the Wells Fargo Note Payable were $4 million and $5 million as of September 30, 2024 and December 31, 2023, respectively. On May 1, 2023, the Wells Fargo Note Payable was amended to update the interest rate to reference SOFR instead of LIBOR. After this amendment, the interest rate is variable at SOFR plus 1.75%. Prior to the amendment, the interest rate was variable at one month LIBOR plus 2.25%.

The Wells Fargo Note Payable is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the Wells Fargo Note Payable are secured by a security interest and lien on the building purchased with the note.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Fair Value of Debt

The fair value of the Senior Notes was $576 million at September 30, 2024 (Level 2).

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at September 30, 2024.

(7) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband’s board of directors.

Liberty Broadband Series A Cumulative Redeemable Preferred Stock (“Liberty Broadband Preferred Stock”) was issued as a result of the Combination on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty outstanding immediately prior to the closing of the Combination was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,183,812 shares issued and outstanding at September 30, 2024. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s condensed consolidated statements of operations. Liberty Broadband Preferred Stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband Preferred Stock of $203 million was recorded at the time of the Combination. The fair value of Liberty Broadband Preferred Stock as of September 30, 2024 was $172 million (Level 1).

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On August 15, 2024, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on October 15, 2024 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on September 30, 2024.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $8 million and $9 million of stock-based compensation during the three months ended September 30, 2024 and 2023, respectively, and $22 million and $25 million of stock-based compensation during the nine months ended September 30, 2024 and 2023, respectively.

Liberty Broadband – Grants

During the nine months ended September 30, 2024, Liberty Broadband granted 183 thousand options to purchase shares of Liberty Broadband Series C common stock (“LBRDK”) to our Chief Executive Officer in connection with his employment agreement. Such options had a GDFV of $20.18 per share and vest on December 31, 2024.

Also during the nine months ended September 30, 2024, Liberty Broadband granted cash awards equal to $12.9 million to its employees and non-employee directors. These cash awards vest annually over two years.

There were no options to purchase shares of Liberty Broadband Series A common stock (“LBRDA”) or Liberty Broadband Series B common stock (“LBRDB”) granted during the nine months ended September 30, 2024.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	LBRDK	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2024	4,063	$96.23
Granted	183	$56.20
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2024	4,246	$94.51	2.5	$48
Exercisable at September 30, 2024	3,140	$88.48	1.6	$44

As of September 30, 2024, there were no outstanding options to purchase shares of LBRDA. During the nine months ended September 30, 2024, Liberty Broadband had 150 thousand LBRDB options with a WAEP of $97.21 that were forfeited. As of September 30, 2024, 96 thousand LBRDB options remained outstanding and exercisable at a WAEP of $94.05, a weighted average remaining contractual life of 0.6 years and aggregate intrinsic value of zero.

As of September 30, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $25 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

As of September 30, 2024, Liberty Broadband reserved 4.3 million shares of LBRDB and LBRDK for issuance under exercise privileges of outstanding stock options.

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

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund (“USF”) programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the Federal Communications Commission, interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to legal challenge, which could disrupt or eliminate the support GCI Holdings receives. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

For the nine months ended September 30, 2024, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$59	57	179	175
Wireless	35	34	104	104
Other	11	10	30	32
Business Revenue
Data	125	104	340	315
Wireless	11	11	32	33
Other	3	5	11	15
Lease, grant, and revenue from subsidies	18	19	57	57
Total GCI Holdings	262	240	753	731
Corporate and other	—	—	—	—
Total	$262	240	753	731

Charter revenue totaled $13,795 million and $13,584 million for the three months ended September 30, 2024 and 2023, respectively, and $41,159 million and $40,896 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company had receivables of $183 million and $181 million at September 30, 2024 and December 31, 2023, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $35 million and $43 million at September 30, 2024 and December 31, 2023, respectively, the long-term portion of which are included in Other liabilities. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the nine months ended September 30, 2024 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $122 million in the remainder of 2024, $371 million in 2025, $212 million in 2026, $102 million in 2027 and $32 million in 2028 and thereafter.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
GCI Holdings	$100	89	276	271
Charter	5,626	5,420	16,747	16,340
Corporate and other	(7)	(4)	(18)	(17)
	5,719	5,505	17,005	16,594
Eliminate equity method affiliate	(5,626)	(5,420)	(16,747)	(16,340)
Consolidated Liberty Broadband	$93	85	258	254

Other Information

	September 30, 2024
	Total	Investments	Capital
	assets	in affiliate	expenditures

	amounts in millions
GCI Holdings	$3,318	—	183
Charter	149,371	—	8,207
Corporate and other	12,985	12,760	—
	165,674	12,760	8,390
Eliminate equity method affiliate	(149,371)	—	(8,207)
Consolidated Liberty Broadband	$16,303	12,760	183

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Adjusted OIBDA	$93	85	258	254
Stock-based compensation	(8)	(9)	(22)	(25)
Depreciation and amortization	(55)	(55)	(157)	(169)
Operating income (loss)	30	21	79	60
Interest expense	(46)	(54)	(149)	(151)
Share of earnings (loss) of affiliate, net	346	326	923	892
Gain (loss) on dilution of investment in affiliate	(8)	(10)	(40)	(42)
Realized and unrealized gains (losses) on financial instruments, net	(144)	(81)	(85)	(155)
Other, net	3	6	15	22
Earnings (loss) before income taxes	$181	208	743	626

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the recognition of deferred revenue; the performance, results of operations and cash flows of our equity affiliate, Charter Communications, Inc. (“Charter”); the expansion of Charter’s network; projected sources and uses of cash; renewal of licenses; the effects of legal and regulatory developments; the Proposed Transaction (as defined below) with Charter; the Universal Service Fund (“USF”) programs, including the Rural Health Care (“RHC”) Program; the impacts of economic trends; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our, GCI Holdings, LLC (“GCI Holdings” or “GCI”), GCI, LLC and Charter’s ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our, GCI Holdings, GCI, LLC and Charter’s ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our, GCI, LLC and Charter’s significant indebtedness and the ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels, the level of activity in the housing sector, economic uncertainty or downturn and inflationary pressures on input costs and labor;
●	competition faced by GCI Holdings and Charter;
●	the ability of GCI Holdings and Charter to acquire and retain subscribers;
●	the impact of the Proposed Transaction with Charter;
●	the impact of governmental legislation and regulation including, without limitation, regulations and programs of the Federal Communications Commission (the "FCC"), on GCI Holdings and Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	the impact of a successful legal challenge to the constitutionality of the USF;
●	changes in the amount of data used on the networks of GCI Holdings and Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of GCI Holdings and Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for the products and services of GCI Holdings and Charter and their ability to adapt to changes in demand;
●	the ability of GCI Holdings and Charter to license or enforce intellectual property rights;
●	natural or man-made disasters, terrorist attacks, armed conflicts, pandemics, cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to hire and retain key personnel;

●	the ability to procure necessary services and equipment from GCI Holdings’ and Charter’s vendors in a timely manner and at reasonable costs including in connection with Charter’s network evolution and rural construction initiatives;
●	risks related to the Investment Company Act of 1940;
●	the outcome of any pending or threatened litigation; and
●	changes to general economic conditions, including economic conditions in Alaska, and their impact on potential customers, vendors and third parties.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 and Part II, Item 1A in this Quarterly Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Update on Economic Conditions

GCI Holdings

GCI Holdings offers wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska. In recent years, varying factors have contributed to significant volatility and disruption of financial markets and global supply chains. Additionally, the U.S. Federal Reserve increased interest rates starting in March 2022 and throughout 2023, though they have started decreasing rates in 2024. Mounting inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Unfavorable economic conditions, such as a recession or economic slowdown in the U.S., or inflation in the markets in which GCI operates, could negatively affect the affordability of and demand for GCI’s products and services and its cost of doing business.

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

RHC Program

GCI Holdings receives support from various USF programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to legal challenge, which could disrupt or eliminate the support GCI Holdings receives. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

The Company does not have any significant updates regarding GCI Holdings’ involvement in the RHC Program as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Charter

Charter is a leading broadband connectivity company and cable operator with services available to more than 58 million homes and businesses in 41 states through its Spectrum brand.

During the third quarter of 2024, Charter lost 110,000 Internet customers while adding 545,000 mobile lines. Charter’s Internet customer growth was challenged by the end of the FCC’s Affordable Connectivity Program ("ACP"), lower customer move rates and the competitive environment. While Charter’s retention programs for the customers impacted by the end of ACP subsidies have been successful in retaining the vast majority of ACP customers, the end of the ACP subsidy program has been disruptive to its business and resulted in customer losses during the quarter. Charter expects to see additional one-time impacts on customer net gains, revenue per customer and bad debt in the fourth quarter of this year.

Charter’s mobile line growth continued to benefit from the Spectrum One offering and new offerings launched in 2024, including Charter’s Anytime Upgrade offering and Phone Balance Buyout program. Charter’s Spectrum One offering provides a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in a high-value package. Anytime Upgrade allows certain customers to upgrade their devices whenever they want, eliminating traditional wait times, upgrade fees and condition requirements. The Phone Balance Buyout program makes switching mobile providers easier by helping customers pay off balances on ported lines.

Charter spent $581 million and $1.6 billion on its subsidized rural construction initiative during the three and nine months ended September 30, 2024, respectively, and activated approximately 114,000 and 276,000 subsidized rural passings, respectively. Charter currently offers Spectrum Internet products with speeds up to 1 Gbps across its entire footprint. Its network evolution initiative is progressing. Charter is upgrading its network to deliver symmetrical and multi-gigabit speeds across its footprint, and recently began offering symmetrical speeds in its first high split markets. In 2024, Charter began offering certain programmer streaming applications including, among others, Disney+, ESPN+, ViX Premium and Paramount+ to customers in certain packages and reached agreements with several other programmers that will add Max, Discovery+, Peacock, BET+, AMC+ and Tennis Channel Plus in certain packages. Charter now has completed deals with every major programmer to create better flexibility and greater value to customers by including programmer streaming apps with Spectrum TV services at no additional cost. Charter also continues to evolve its video product and is deploying Xumo stream boxes ("Xumo") to new video customers. Xumo combines a live TV experience with access to hundreds of content applications and features unified search and discovery along with a curated content offering based on the customer’s interests and subscriptions. In September 2024, Charter launched its Life Unlimited brand platform which includes a new customer commitment that provides performance and service benchmarks and a new and simplified pricing structure designed to drive more value into Charter’s relationships.

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

Results of Operations — Consolidated —September 30, 2024 and 2023

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

Consolidated operating results:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Revenue
GCI Holdings	$262	240	753	731
Corporate and other	—	—	—	—
Consolidated	$262	240	753	731

Operating Income (Loss)
GCI Holdings	$42	30	109	91
Corporate and other	(12)	(9)	(30)	(31)
Consolidated	$30	21	79	60

Adjusted OIBDA
GCI Holdings	$100	89	276	271
Corporate and other	(7)	(4)	(18)	(17)
Consolidated	$93	85	258	254

Revenue

Revenue increased $22 million for both the three and nine months ended September 30, 2024, as compared to the corresponding prior year periods. The change in revenue was due to fluctuations in revenue from GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss)

Consolidated operating income increased $9 million and $19 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods. Operating income increased $12 million and $18 million at GCI Holdings for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating loss for Corporate and other increased $3 million and improved $1 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods, due to increased labor related costs, partially offset by decreased stock-based compensation. The nine month period was also impacted by decreased professional service fees.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Operating income (loss)	$30	21	79	60
Depreciation and amortization	55	55	157	169
Stock-based compensation	8	9	22	25
Adjusted OIBDA	$93	85	258	254

Adjusted OIBDA increased $8 million and $4 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods, primarily due to improved Adjusted OIBDA at GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Other income (expense):
Interest expense	$(46)	(54)	(149)	(151)
Share of earnings (losses) of affiliate	346	326	923	892
Gain (loss) on dilution of investment in affiliate	(8)	(10)	(40)	(42)
Realized and unrealized gains (losses) on financial instruments, net	(144)	(81)	(85)	(155)
Other, net	3	6	15	22
	$151	187	664	566

Interest expense

Interest expense decreased $8 million and $2 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year. The decreases were driven by lower amounts outstanding on the Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements) and lower interest rates on our variable rate debt, slightly offset by higher amounts outstanding on the Senior Credit Facility (as defined in note 6 to the accompanying condensed consolidated financial statements).

Share of earnings (losses) of affiliate

Share of earnings of affiliate increased $20 million and $31 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $65 million and $71 million, net of related taxes, for the three months ended September 30, 2024 and 2023, respectively, and $234 million and $205 million, net of related taxes, for the nine months ended September 30, 2024 and 2023, respectively, due to the change in amortization of the excess basis of assets with identifiable useful lives and debt, which increased for the nine month period primarily due to a cumulative change in the applicable tax rate. The change in the share of earnings of affiliate in the three and nine months ended September 30, 2024, as compared to the corresponding periods in the prior year, was the result of the corresponding increase in net income at Charter.

The following is a discussion of Charter’s results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Revenue	$13,795	13,584	41,159	40,896
Operating expenses, excluding stock-based compensation	(8,169)	(8,164)	(24,412)	(24,556)
Adjusted OIBDA	5,626	5,420	16,747	16,340
Depreciation and amortization	(2,145)	(2,130)	(6,505)	(6,508)
Stock-based compensation	(146)	(164)	(513)	(540)
Operating income (loss)	3,335	3,126	9,729	9,292
Other income (expense), net	(1,455)	(1,321)	(4,273)	(4,073)
Net income (loss) before income taxes	1,880	1,805	5,456	5,219
Income tax benefit (expense)	(406)	(369)	(1,279)	(1,187)
Net income (loss)	$1,474	1,436	4,177	4,032

Charter’s revenue increased $211 million and $263 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to growth in mobile lines, average revenue per customer and advertising sales, partly offset by lower customers. Revenue growth was also favorably impacted by $68 million of total customer credits in the prior year period related to the temporary loss of Disney programming during the third quarter of 2023.

During the three and nine months ended September 30, 2024, operating expenses, excluding stock-based compensation, increased $5 million and decreased $144 million, respectively, as compared to the corresponding periods in the prior year. Operating costs during the three and nine months ended September 30, 2024, as compared to the corresponding periods in the prior year, were impacted by lower programming costs as a result of fewer video customers and a higher mix of lower cost video packages within Charter’s video customer base as well as costs allocated to programmer streaming apps which are netted within video revenue, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent as well as a $61 million benefit related to the temporary loss of Disney programming during the third quarter of 2023. Lower programming costs were offset by higher mobile service direct costs and mobile device sales due to an increase in mobile lines.

For the three months ended September 30, 2024, as compared to the corresponding period in the prior year, the increases in operating costs described above slightly exceeded the decrease in programming costs. For the nine months ended

September 30, 2024, as compared to the corresponding period in the prior year, the decrease in programming costs exceeded the increases in operating costs described above.

Charter’s Adjusted OIBDA increased $206 million and $407 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, for the reasons described above.

Depreciation and amortization expense increased $15 million and decreased $3 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year.

Other expenses, net increased $134 million and $200 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year. The increases in other expenses, net were primarily due to increased interest expense caused by an increase in weighted average interest rates and increased losses on financial instruments, net during the three and nine months ended September 30, 2024.

Charter recognized income tax expense of $406 million and $369 million for the three months ended September 30, 2024 and 2023, respectively, and $1,279 million and $1,187 million for the nine months ended September 30, 2024 and 2023, respectively.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate was relatively flat during the three and nine months ended September 30, 2024, as compared to the corresponding periods in the prior year.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Exchangeable senior debentures	$(144)	(69)	(85)	(158)
Other	—	(12)	—	3
	$(144)	(81)	(85)	(155)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 3 and 6 to the accompanying condensed consolidated financial statements for additional discussion). The changes in realized and unrealized gains (losses) for the three and nine months ended September 30, 2024, compared to the corresponding periods in the prior year, were primarily due to the change in fair value of the debentures outstanding for the respective periods related to changes in market price of the underlying Charter stock.

Other, net

Other, net income decreased $3 million and $7 million for the three and nine months ended September 30, 2024, as compared to the corresponding periods in the prior year. The changes were primarily due to a tax sharing receivable with Qurate Retail, Inc. (“Qurate Retail”). The tax sharing receivable with Qurate Retail resulted in tax sharing income of zero and $3 million for the three and nine months ended September 30, 2024, respectively, compared to tax sharing income of $4 million and $12 million for the three and nine months ended September 30, 2023, respectively. See more discussion about the tax sharing agreement with Qurate Retail in note 1 to the accompanying condensed consolidated financial statements. The remaining variance is the result of dividend and interest income.

Income taxes

Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Earnings (loss) before income taxes	$181	208	743	626
Income tax (expense) benefit	(39)	(46)	(165)	(143)
Effective income tax rate	22%	22%	22%	23%

The difference between the effective income tax rate of 22% and the U.S. Federal income tax rate of 21% for the three and nine months ended September 30, 2024 was primarily due to the effect of state income taxes, certain non-deductible expenses and stock-based compensation, partially offset by federal tax credits.

The differences between the effective income tax rate of 22% and 23% for the three and nine months ended September 30, 2023, respectively, and the U.S. Federal income tax rate of 21% were primarily due to the effect of state income taxes, certain non-deductible expenses and the impact of non-taxable amounts due to changes in the fair value of the indemnification payable owed to Qurate Retail.

Net earnings (loss)

The Company had net earnings of $142 million and $162 million for the three months ended September 30, 2024 and 2023, respectively, and net earnings of $578 million and $483 million for the nine months ended September 30, 2024 and 2023, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other income and expenses.

Liquidity and Capital Resources

As of September 30, 2024, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of September 30, 2024, Liberty Broadband had a cash and cash equivalents balance of $168 million.

	Nine months ended September 30,
	2024	2023

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$103	(46)
Net cash provided by (used in) investing activities	$69	(129)
Net cash provided by (used in) financing activities	$(174)	(115)

The increase in cash provided by operating activities in the nine months ended September 30, 2024, as compared to the corresponding period in the prior year, was primarily driven by increased operating income and timing differences in working capital accounts.

During the nine months ended September 30, 2024 and 2023, net cash flows provided by and used in investing activities included capital expenditures of $183 million and $149 million, respectively, and purchases of equity securities during 2023. This net outflow of cash for capital expenditures was offset by the sale of 698,011 and 120,149 shares of Charter Class A common stock to Charter for $226 million and $42 million during the nine months ended September 30, 2024 and 2023, respectively, to maintain our fully diluted ownership percentage of Charter at 26%. In February 2021, Liberty Broadband entered into a letter agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 4 to the accompanying condensed consolidated financial statements). The Company expects the Charter Repurchases to be the primary source of liquidity in future periods.

During the nine months ended September 30, 2024, net cash flows used in financing activities were primarily for the repurchase of approximately $300 million in aggregate principal amount of the 3.125% Debentures due 2053 (see more information in note 6 to the accompanying condensed consolidated financial statements) and net repayments of approximately $670 million on the Margin Loan Agreement (as defined in note 6 to the accompanying condensed consolidated financial statements), partly offset by the issuance of $860 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2054 and net borrowings of approximately $30 million on the Senior Credit Facility. Additionally, net cash flows used in financing activities included repurchases of Liberty Broadband Series A and Series C common stock of $89 million.

During the nine months ended September 30, 2023, net cash flows used in financing activities were primarily for the repurchase of approximately $1,415 million in principal amount of outstanding exchangeable senior debentures, partially offset by the issuance of $1,265 million aggregate original principal amount of the 3.125% Debentures due 2053 (see more information in note 6 to the accompanying condensed consolidated financial statements), as well as net borrowings of approximately $125 million of outstanding Revolving Loans (as defined in note 6 to the accompanying condensed consolidated financial statements) under the Margin Loan Facility. Additionally, net cash flows used in financing activities included repurchases of Liberty Broadband Series A and Series C common stock of $40 million and indemnification payments of $26 million made by Liberty Broadband to Qurate Retail in connection with the LI LLC 1.75% exchangeable debentures due 2046 which was settled during the quarter ended December 31, 2023.

The projected uses of our cash for the remainder of 2024 are the potential buyback of common stock under the approved share buyback program, net capital expenditures of approximately $20 million, approximately $60 million for interest payments on outstanding debt, approximately $3 million for preferred stock dividends, funding of any operational needs of our subsidiaries, to reimburse Liberty Media Corporation for amounts due under various agreements and to fund potential investment opportunities. We expect corporate cash and other available sources of liquidity to cover corporate expenses for the foreseeable future.

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes (as defined in note 6 to the accompanying condensed consolidated financial statements) and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of September 30, 2024.

Results of Operations—GCI Holdings, LLC

GCI Holdings provides a full range of data, wireless, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	September 30,
	2024	2023
Consumer
Data:
Cable modem subscribers[1]	156,400	159,300
Wireless:
Wireless lines in service[2]	200,300	200,300

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Data cable modem subscribers as of September 30, 2024 include 900 subscribers that were reclassified from GCI Business to GCI Consumer subscribers in the first quarter of 2024 and are not new additions.

2 A wireless line in service is defined as a wireless device with a monthly fee for services. Wireless lines in service as of September 30, 2024 include 1,800 lines that were reclassified from GCI Business to GCI Consumer lines in the first quarter of 2024 and are not new additions.

GCI Holdings’ operating results for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Revenue	$262	240	753	731
Operating expenses (excluding stock-based compensation included below):
Operating expense	(64)	(59)	(188)	(180)
Selling, general and administrative expenses	(98)	(92)	(289)	(280)
Adjusted OIBDA	100	89	276	271
Stock-based compensation	(3)	(4)	(10)	(11)
Depreciation and amortization	(55)	(55)	(157)	(169)
Operating income (loss)	$42	30	109	91

Revenue

The components of revenue are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Consumer
Data	$59	57	179	175
Wireless	47	47	141	142
Other	10	10	30	32
Business
Data	125	105	342	317
Wireless	12	12	36	38
Other	9	9	25	27
Total revenue	$262	240	753	731

Consumer data revenue increased $2 million and $4 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods. The increases were driven by subscribers’ selection of plans with higher recurring monthly charges.

Consumer wireless revenue was flat and decreased $1 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods. The decrease in the nine month period was driven by a decrease in the number of handset sales and a decrease in prepaid data plans.

Consumer other revenue was flat and decreased $2 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods. Consumer other revenue consists of consumer video and voice revenue. The decrease for the nine month period was due to a decrease in video revenue primarily driven by decreased video subscribers. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and expects a continued decrease as customers make decisions to move to alternative services.

Business data revenue increased $20 million and $25 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods, primarily due to increased sales to health care and education customers due to service upgrades. These increases were partially offset by a decrease in business data subscribers.

Business wireless revenue was flat and decreased $2 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods, primarily due to changes in the number of subscribers.

Business other revenue was flat and decreased $2 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods. Business other revenue consists of business video and voice revenue. The decreases were primarily due to decreased local and long distance voice revenue. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and has not focused business efforts on growth in these areas.

Operating expenses increased $5 million and $8 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods. The increases in both periods were primarily due to increases in distribution costs to health care, education and consumer customers, partially offset by decreases in handset product costs due to decreased handset sales.

Selling, general and administrative expenses increased $6 million and $9 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods. The increases in both periods were primarily due to increases in labor related costs and to a lesser extent, software subscription costs, partially offset by a decrease in lease expense.

Stock-based compensation was relatively flat for both the three and nine months ended September 30, 2024 as compared to the corresponding prior year periods.

Depreciation and amortization was flat and decreased $12 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding prior year periods. The decrease for the nine month period was due to lower depreciation and amortization expense as certain fixed and intangible assets became fully depreciated during 2023.

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

As of September 30, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$427	7.0%	$600	4.8%
Corporate and other	$790	6.5%	$1,825	3.1%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2024. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

A potential transaction between the Company and Charter may not occur, could divert the attention of our management and will result in certain costs and expenses.

As described in the Schedule 13D/A that we filed with the Securities and Exchange Commission (“SEC”) on September 23, 2024, on September 15, 2024, we received a non-binding letter from Charter Communications, Inc. (“Charter”) proposing a combination of the Company with Charter in an all-stock transaction (the “Proposed Transaction”) and on September 23, 2024, we communicated a non-binding counterproposal to Charter. The Proposed Transaction is proposed to close on June 30, 2027 or such earlier date as the parties shall mutually agree.

The Proposed Transaction is subject to further negotiation and no legally binding obligation with respect to the Proposed Transaction exists unless and until mutually acceptable definitive documentation is executed and delivered with respect thereto. There can be no assurance that the Proposed Transaction or any related transaction will be completed in a timely manner or at all, or, if completed, will be on the same terms as set out in our counterproposal. Furthermore, if we reach an agreement with Charter, we anticipate that the consummation of any Potential Transaction will be subject to a number of conditions, and there can be no assurance that such conditions will be satisfied or waived.

Our management may be required to divert a disproportionate amount of attention away from their day-to-day activities and operations, and devote time and effort to considering the Proposed Transaction. In addition, we expect to continue to incur costs in connection with the consideration of the Proposed Transaction, including costs of financial and legal advisors and costs associated with legal actions arising out of the Proposed Transactions. It is difficult to estimate the aggregate amount of such costs, although they could be substantial. Further, the currently proposed closing date of June 30, 2027, which may be further delayed, will likely result in a period leading up to closing that is longer than a typical closing period which heightens many of the risks described herein.

The market price of our common stock may experience variation as a result of changing assumptions regarding the Proposed Transaction, independent of changes in our businesses, financial condition or prospects or changes in general market or economic conditions. As a result, definitive documentation regarding the Proposed Transaction, or a failure to reach definitive documentation regarding the Proposed Transaction or any related transaction, could result in a significant change in the market price of our common stock.

A successful legal challenge to the constitutionality of the USF could disrupt or eliminate GCI Holdings’ USF support.

There have been a number of legal challenges to the constitutionality of the Universal Service Fund (“USF”), which have historically been ineffective. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program is unconstitutional as currently administered, and remanded the case to the Federal Communications Commission (“FCC”). In its decision, the Fifth Circuit concluded that there was an impermissible public delegation of legislative authority to the FCC and an impermissible private delegation of authority from the FCC to the Universal Service Administrative Company, the private company responsible for USF administration. This differs from the decisions previously reached by the U.S. Court of Appeals for the Sixth and Eleventh Circuits. As a result, it is likely that additional cases and appeals will be filed in relation to the matter, including that a petition by the parties for a review of the Fifth Circuit decision in the U.S. Supreme Court would be granted. There is significant uncertainty regarding the outcome of any appeal on the issue, as well as whether any action taken by the FCC or Congress to resolve the issue would be sufficient and what impact such actions might have on the USF program. A Supreme Court ruling upholding the Fifth Circuit’s decision or, more broadly, that the legislation establishing the USF program is unconstitutional could disrupt or eliminate GCI Holdings’ USF support unless and until any identified legal defects with the program structure or administration are remedied. Such a ruling would likely result in a material decrease in revenue and accounts receivable, which could likely have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity. USF support was 39% and 35% of GCI Holdings’ revenue for the years ended December 31, 2023 and December 31, 2022, respectively. GCI Holdings had USF net receivables of $102 million and $116 million at December 31, 2023 and 2022, respectively. Without USF support, telecommunications providers, including GCI Holdings, may need to consider various actions including, but not limited to, terminating certain high cost or low profit services, discontinuing rural networks or a reduction in workforce, which could have a negative impact on GCI Holdings’ business.

Changes to the existing legal and regulatory framework under which Charter and GCI Holdings operate or the regulatory programs in which Charter, GCI Holdings or their competitors participate could adversely affect Charter and GCI Holdings’ businesses.

There are ongoing efforts to amend or expand the federal, state and local regulation of some of the services offered over Charter’s cable systems, particularly Charter’s retail broadband Internet access service. Potential legislative and regulatory changes could adversely impact Charter’s business by increasing its costs and competition and limiting its ability to offer services in a manner that would maximize revenue potential. These changes have in the past, and could in the future, include, for example, the reclassification of Internet services as regulated telecommunications services or other utility-style regulation of Internet services; restrictions on how Charter manages its Internet access services and networks; the adoption of new customer service or service quality requirements for its Internet access services; the adoption of new privacy restrictions on its collection, use and disclosure of certain customer information; new data security and cybersecurity mandates that could result in additional network and information security and cyber incident reporting requirements for its business; new restraints on its discretion over programming decisions; new restrictions on the rates Charter charges to consumers for one or more of the services or equipment options it offers; changes to the cable industry’s compulsory copyright to retransmit broadcast signals; new requirements to assure the availability of navigation devices from third-party providers; new USF contribution obligations on Charter’s Internet service revenues that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of its facilities; changes to the FCC’s administration of spectrum; pending court challenges to the legality of the FCC’s USF programs, which, if successful, could adversely affect receipt of universal service funds, including but not limited to FCC Rural Development Opportunity Fund (“RDOF”) grants to expand Charter’s network, FCC E-rate funds to serve schools and libraries and FCC Rural Health Care funds to serve eligible health care providers; and changes in the regulatory framework for voice over Internet protocol ("VoIP") telephone service, including the scope of regulatory obligations associated with VoIP telephone service and Charter’s ability to interconnect its VoIP telephone service with incumbent providers of traditional telecommunications service. These changes may also have a similar impact on GCI Holdings’ business. For example, the Fifth Circuit recently ruled the USF program unconstitutional as currently administered and remanded the case to the FCC for further proceedings, which creates uncertainty as to the future of the USF program. The Fifth Circuit has stayed the effects of its decision while the FCC appeals it to the Supreme Court. For additional information on the potential impact of the Fifth Circuit’s decision, see “A successful legal challenge to the constitutionality of the USF could disrupt or eliminate GCI Holdings’ USF support” above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

There were no repurchases of Liberty Broadband Series A, Series B or Series C common stock or Liberty Broadband Preferred Stock during the three months ended September 30, 2024.

During the three months ended September 30, 2024, no shares of Liberty Broadband Series A common stock, Liberty Broadband Series B common stock, Liberty Broadband Series C common stock or Liberty Broadband Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Amended and Restated Bylaws of the Company*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: November 7, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: November 7, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer