Form 10-K
period 2024-12-31
Liberty Broadband Corp
filed 2025-02-27
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Liberty Broadband Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2024, was $7.1 billion.

The number of outstanding shares of Liberty Broadband Corporation common stock as of January 31, 2025 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,251,013	2,007,705	123,023,477

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2025 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY BROADBAND

CORPORATION

2024 ANNUAL REPORT ON FORM 10‑K

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the recognition of deferred revenue; the recoverability of our goodwill and other long-lived assets; competition; the performance, results of operations and cash flows of our equity affiliate, Charter Communications, Inc. (“Charter”); the expansion of Charter’s network; projected sources and uses of cash; renewal of licenses; the effects of legal and regulatory developments; the Transactions (as defined below); the GCI Divestiture (as defined below); the Universal Service Fund (“USF”) programs, including the Rural Health Care (“RHC”), E-Rate (as defined below) and High Cost Programs; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties. There can be no assurance that such expectations or beliefs will result or be achieved or accomplished and you should not place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our, GCI Holdings, LLC (“GCI Holdings” or “GCI”), GCI, LLC and Charter’s ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our, GCI Holdings, GCI, LLC and Charter’s ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our, GCI, LLC and Charter’s significant indebtedness and the ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels, the level of activity in the housing sector, economic uncertainty or downturn and inflationary pressures on input costs and labor;
●	competition faced by GCI Holdings and Charter;
●	the ability of GCI Holdings and Charter to acquire and retain subscribers;
●	the impact of governmental legislation and regulation including, without limitation, regulations and programs of the Federal Communications Commission (the "FCC"), on GCI Holdings and Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	a disruption in the payment of universal service support or federal grants on which GCI Holdings relies, through Executive Branch action or otherwise;
●	the impact of a successful legal challenge to the constitutionality of the USF and GCI’s ability to continue to utilize USF high cost support;
●	changes in the amount of data used on the networks of GCI Holdings and Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of GCI Holdings and Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for the products and services of GCI Holdings and Charter and their ability to adapt to changes in demand;
●	the ability of GCI Holdings and Charter to license or enforce intellectual property rights;

●	the risk of GCI being subject to uninsured liabilities;
●	natural or man-made disasters, terrorist attacks, armed conflicts, pandemics, cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to procure necessary services and equipment from GCI Holdings’ and Charter’s vendors in a timely manner and at reasonable costs including in connection with Charter’s network evolution and rural construction initiatives;
●	the ability to hire and retain key personnel;
●	risks related to the Investment Company Act of 1940, as amended (the “Investment Company Act”);
●	the outcome of any pending or threatened litigation;
●	changes to general economic conditions, including economic conditions in Alaska, and their impact on potential customers, vendors and third parties;
●	the ability to satisfy the conditions to consummate the Transactions and/or to consummate the Transactions in a timely manner or at all;
●	the ability to recognize anticipated benefits from the Transactions;
●	the possibility that our business may suffer as a result of uncertainty surrounding the Transactions;
●	the possibility that the Transaction may have unexpected costs;
●	the ability to complete the GCI Divestiture; and
●	other risks related to the Transactions.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Part I, Item 1A. “Risk Factors” and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

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

On December 18, 2020, GCI Liberty, Inc. (“GCI Liberty”), the parent company of GCI Holdings, was acquired by Liberty Broadband.

On November 12, 2024, the Company entered into a definitive agreement (the “Merger Agreement”) under which Charter has agreed to acquire Liberty Broadband (the “Combination”, together with other transactions contemplated by the Merger Agreement, the “Transactions”). Under the terms of the Merger Agreement, each holder of Liberty Broadband Series A common stock, Series B common stock, and Series C common stock (collectively, “Liberty Broadband common stock”) will receive 0.236 of a share of Charter Class A common stock per share of Liberty Broadband common stock held, with cash to be issued in lieu of fractional shares. Each holder of Liberty Broadband Series A cumulative redeemable preferred stock (“Liberty Broadband preferred stock”) will receive one share of newly issued Charter Series A cumulative redeemable preferred stock (“Charter preferred stock”) per share of Liberty Broadband preferred stock held. The Charter preferred stock will substantially mirror the current terms of the Liberty Broadband preferred stock, including a mandatory redemption date of March 8, 2039.

As a condition to closing the Combination, Liberty Broadband has agreed to divest the business of GCI (the “GCI business”) by way of a distribution to the holders of Liberty Broadband common stock prior to the closing of the Combination (the “GCI Divestiture”). The GCI Divestiture is expected to be taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Combination. However, to the extent such corporate level tax liability exceeds $420 million, Charter will be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI corresponding to such excess. The companies currently expect the Combination to close on June 30, 2027 unless otherwise agreed, subject to the completion of the GCI Divestiture and other customary closing conditions.

As a result of the Transactions, as of November 12, 2024, Charter expects to retire the approximately 45.6 million shares of Charter Class A common stock owned by Liberty Broadband as of that date and to issue approximately 34.0 million shares of Charter Class A common stock to holders of Liberty Broadband common stock at the closing, resulting in a net decrease of approximately 11.5 million shares of Charter Class A common stock outstanding. As of November 12, 2024, Liberty Broadband had existing debt of $2.6 billion (excluding debt at GCI) that will be repaid prior to closing or assumed by Charter, and $180 million in aggregate liquidation preference of Liberty Broadband preferred stock that will be converted into an equal amount of Charter preferred stock in the Combination.

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”) to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment. Liberty Broadband will remain subject to the existing voting cap of 25.01% as described in Part I, Item 1. “Business – Ownership Interests.” Proceeds from share repurchases applied to debt service are expected to be tax free.

At the virtual special meeting held on February 26, 2025, the requisite holders of Liberty Broadband’s Series A common stock, Series B common stock and Series A cumulative redeemable preferred stock, approved the adoption of the Merger Agreement, pursuant to which, among other things, Liberty Broadband will combine with Charter and divest of the GCI business.

In connection with the Broadband Spin-Off, Liberty and Liberty Broadband entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Broadband Spin-Off and to provide for an orderly transition, including a tax sharing agreement, services agreement and a facilities sharing agreement. Additionally, in connection with a prior transaction, GCI Liberty and QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”) entered into a tax sharing agreement, which was assumed by Liberty Broadband as a result of the combination of GCI Liberty and Liberty Broadband. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between QVC Group and Liberty Broadband and other agreements related to tax matters. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters.

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Liberty Broadband reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which are negotiated semi-annually, as necessary. Pursuant to the services agreement, in connection with Liberty’s employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer through 2024, components of Mr. Maffei’s compensation were either paid directly to him or reimbursed to Liberty, based on allocations set forth in the services agreement. For the years ended December 31, 2024, 2023 and 2022, the allocation percentage for Liberty Broadband was 23%, 23% and 33%, respectively.

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

Throughout its history, GCI Holdings has successfully added and expects to continue to add new products to its product portfolio. GCI Holdings has a demonstrated history of new product evaluation, development and deployment for its customers, and it continues to assess revenue-enhancing opportunities that create value for its customers. Where feasible and where economic analysis supports geographic expansion of its network coverage, it is currently pursuing or expects to pursue opportunities to increase the scale of its facilities, enhance its ability to serve existing customers’ needs and attract new customers. Additionally, due to the unique market conditions in Alaska, GCI Holdings, and in some cases its customers, participate in several federally (and to a lesser extent locally) subsidized programs designed to financially support the implementation and purchase of telecommunications services in high cost areas. With these programs, GCI Holdings has been able to expand its network into previously undeveloped areas of Alaska and offer comprehensive communications services in many rural parts of the state where it would not otherwise be able to construct facilities within appropriate return-on-investment requirements. As part of GCI Holdings’ expansion initiatives, it actively pursues government grants designed to help fund rural expansion. In current and prior years, the Company has been awarded, as either the recipient or subrecipient, federal government grants to construct broadband infrastructure to unserved and underserved communities in rural Alaska. During the years ended December 31, 2024 and 2023, the Company was awarded a total of $30 million and $38 million, respectively, in federal grants.

GCI Holdings’ revenue was comprised of the following:

	Years ended December 31,
	2024	2023	2022

Data services	70%	67%	65%
Wireless services	23%	25%	25%
Other services	7%	8%	10%

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

GCI Holdings holds a number of federally registered service marks used by its business. It owns two utility patents issued in 2017 pertaining to device diagnostics and network connectivity. The Communications Act of 1934, as amended (the "Communications Act"), gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications. GCI Holdings holds licenses for its satellite and microwave transmission facilities for provision of long-distance services, and for its submarine cable landings. GCI Holdings holds various licenses for wireless spectrum. These licenses may be revoked and license renewal applications may be denied for cause. However, GCI Holdings expects these licenses to be renewed in due course when, at the end of the license period, a renewal application will be filed.

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

GCI Holdings’ video businesses are located throughout Alaska. Its facilities include hybrid-fiber-coax plant and head-end distribution equipment. The majority of its locations on the fiber routes are served from head-end distribution equipment in Anchorage. GCI Holdings has announced that it plans to exit the video business in 2025, subject to regulatory approvals.

Charter Communications, Inc.

Introduction

Charter is a leading broadband connectivity company and cable operator with services available to an estimated 57 million homes and businesses in 41 states through its Spectrum® brand. Over an advanced communications network, Charter offers a full range of state-of-the-art residential and business services including Spectrum Internet®, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business® delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise® provides highly customized, fiber-based solutions. Spectrum Reach® delivers tailored advertising and production for the modern media landscape. Charter also distributes award-winning news coverage and sports programming to its customers through Spectrum Networks.

Charter’s strategy is focused on utilizing its high bandwidth connectivity network to deliver high-quality, competitively priced products, with outstanding service, allowing Charter to increase both the number of customers it serves over its network and the number of products it sells to each customer.  This combination also reduces the number of service transactions Charter performs per relationship, yielding higher customer satisfaction and lower customer churn, which results in lower costs to acquire and serve customers and greater profitability.

Products

Charter continues to evolve its connectivity network to offer symmetrical and multi-gigabit Internet speeds across its entire footprint and has launched symmetrical Internet service in eight markets and 2x1 Gbps service in two markets. Advanced WiFi, a managed WiFi service that provides customers an optimized home network while providing greater control of connected devices with enhanced security and privacy, is available to all Internet customers. Spectrum Mobile® is available to all new and existing Internet customers and offers plans that include 5G access, do not require contracts and include taxes and fees in the price. Charter continues to innovate its video product and recently transformed all of its affiliation agreements with major programmers. These new agreements give Charter greater overall packaging flexibility and the ability to include the ad-supported versions of programmer streaming applications within its video packages along with the ability to upgrade to ad-free versions and to sell those applications to customers a la carte for a seamless entertainment experience. Together with Charter’s Xumo Stream Boxes (“Xumo”), its goal is to deliver utility and value for customers, irrespective of how they want to view content, and better and more stable economics for its programming partners and Charter.

Pricing & Packaging and Customer Commitments

Charter’s fully deployed high-bandwidth network offers ubiquitous and seamless connectivity products. It removes barriers and creates opportunities for customers, in every aspect of their lives, which led Charter to its new brand platform, Life Unlimited™. As part of the new brand platform, which launched in the fall of 2024, Charter also launched a new, simplified pricing strategy that better utilizes its seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive customer and financial growth. Additionally, Charter announced new customer commitments, focused on reliable connectivity, transparency, exceptional service and a focus on always improving. Through reliable connectivity,

Charter is committed to keeping its customers connected 100% of the time and promptly resolving issues. Transparency at every step means Charter is committed to clear and simple pricing and timely service updates, and Charter will take responsibility when things go wrong. Through exceptional service, Charter is committed to providing exceptional customer experiences.  And finally, always improving means Charter acts on its customers' feedback to improve its products and customer service.

Network Evolution

Charter’s network and product evolution plan continues to progress, with a clear path to delivering symmetrical and multi-gig speeds to its customers across its footprint, meeting the needs of today and anticipating the growing demand for faster speeds for years to come. Charter continues to expand the capacity of its hybrid fiber coaxial network using a number of technologies, including spectrum expansion, initially to 1.2 GHz and then to 1.8 GHz, changing the bandwidth allocation to a “high split” to increase upstream speeds, Distributed Access Architecture ("DAA") and DOCSIS 4.0 technology. Through this process, which Charter expects to complete in 2027, it will transform its network to enable multi-gigabit data speeds to customers. Those faster speeds will be offered in conjunction with the Spectrum Mobile product and Advanced WiFi, providing customers seamless and convenient, ultra-fast converged connectivity in attractively priced packages.

Expansion

Since inception in the beginning of 2022, Charter has spent $5.5 billion on its subsidized rural construction initiative and activated approximately 813,000 passings. Rural builds present strategic footprint expansion opportunities to unserved and underserved passings. Charter’s rural investments will allow Charter to offer a suite of broadband connectivity services, including fixed Internet, WiFi and mobile to unserved areas in states where it currently operates. To accomplish all of this, Charter has invested in new teams, new training and new equipment. These investments will allow Charter to generate long-term infrastructure-style returns by taking further advantage of Charter’s scale efficiencies, network quality and construction capabilities, while offering its high-quality products and services to more homes and businesses.

Products and Services

Charter offers its customers subscription-based Internet, video, mobile and voice services, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and based on the equipment necessary to receive Charter’s services. Bundled services, including some combination of Charter’s Internet, video, mobile and/or voice products, are available to substantially all of Charter’s passings.

The following table from Charter’s Form 10-K for the year ended December 31, 2024 summarizes Charter’s customer statistics for Internet, video, mobile and voice as of December 31, 2024 and 2023 (in thousands except per customer data and footnotes).

	Approximate as of December 31,
	2024 (a)	2023 (a)
Customer Relationships (b)
Residential	29,258	29,904
Small and Medium Business ("SMB")	2,215	2,222
Total Customer Relationships	31,473	32,126

Monthly Residential Revenue per Residential Customer (c)	$121.04	$119.89
Monthly SMB Revenue per SMB Customer (d)	$164.08	$163.64

Internet
Residential	28,034	28,544
SMB	2,046	2,044
Total Internet Customers	30,080	30,588

Video
Residential	12,327	13,503
SMB	565	619
Total Video Customers	12,892	14,122

Mobile Lines (e)
Residential	9,568	7,519
SMB	315	247
Total Mobile Lines	9,883	7,766

Voice
Residential	5,636	6,712
SMB	1,248	1,293
Total Voice Customers	6,884	8,005

Enterprise Primary Service Units ("PSUs") (f)	319	303
(a)	Charter calculates the aging of customer accounts based on the monthly billing cycle for each account in accordance with its collection policies. On that basis, as of December 31, 2024 and 2023, customers include approximately 102,500 and 135,800 customers, respectively, whose accounts were over 60 days past due, approximately 12,100 and 54,700 customers, respectively, whose accounts were over 90 days past due, and approximately 13,600 and 286,000 customers, respectively, whose accounts were over 120 days past due. The decrease in accounts past due is predominately due to revisions to customer account balances associated with the end of the FCC’s Affordable Connectivity Program ("ACP"), including balance write-offs and conversion to payment plans.
(b)	Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, video, mobile and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude enterprise and mobile-only customer relationships.

(c)	Monthly residential revenue per residential customer is calculated as total residential annual revenue divided by twelve divided by average residential customer relationships during the respective year and excludes mobile-only customers.
(d)	Monthly SMB revenue per SMB customer is calculated as total SMB annual revenue divided by twelve divided by average SMB customer relationships during the respective year and excludes mobile-only customers.
(e)	Mobile lines include phones and tablets which require one of Charter’s standard rate plans (e.g., “Unlimited” or “By the Gig”). Mobile lines exclude wearables and other devices that do not require standard phone rate plans.
(f)	Enterprise PSUs represent the aggregate number of fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Residential Services

Connectivity Services

Charter provides its customers with a suite of broadband connectivity services, including fixed Internet, WiFi and mobile, which when bundled together provides Charter’s customers with a differentiated converged connectivity experience while saving consumers money.

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

Charter’s in-home WiFi product provides its Internet customers with high performance wireless routers and a managed WiFi service to maximize their wireless Internet experience. Charter offers Advanced WiFi service across all of its footprint along with WiFi 6E routers capable of delivering speeds over 2 Gbps. In 2024, Charter began offering WiFi 7 routers capable of delivering speeds over 10 Gbps. With Advanced WiFi, customers enjoy a cloud-optimized WiFi connection and have the ability to view and control their WiFi network through the Spectrum app (“My Spectrum® App”). The service enables parental control schedules and Spectrum Security Shield which is automatically enabled and protects all devices in the home using network-based security. Customers also have the option to add Spectrum WiFi pods to Advanced WiFi.  WiFi pods are small, discreet access points that plug into electrical outlets in the home, providing broader and more consistent WiFi coverage.

Charter also offers the capabilities of the Advanced WiFi service to MDUs as Advanced Community WiFi (“ACW”). With ACW, tenants receive the same visibility and control over their apartment’s WiFi networks through the My Spectrum App, while building managers are able to see and manage the entire building’s network through a purpose-built property service portal. In 2024, Charter began offering to MDUs and bulk single-family communities Spectrum Ready, which allows customers to set up Spectrum Internet with Advanced WiFi and video services in their home without ordering equipment or scheduling installation through permanent WiFi routers already installed in the property.  New residents simply scan a QR code and confirm services through a new or existing Spectrum account.

The Spectrum Mobile service is offered to customers subscribing to Charter’s Internet service and uses the customers’ private WiFi, its Spectrum Mobile network (comprised of out-of-home WiFi access points across its footprint combined with out-of-home WiFi access points from other networks with which Charter partners) as well as leveraging the cellular network of Verizon Communications Inc. ("Verizon"). Charter leverages the Verizon cellular network to provide nationwide coverage including unlimited calls, text and data using Verizon’s fourth generation and 5G service including their 5G ultra-wide band services.  Spectrum Mobile also uses Verizon’s international roaming partner network to ensure customers have coverage around the globe. Customers can use their Spectrum Mobile device to connect to their Spectrum WiFi, which increases speeds and provides a superior experience while in the home and on-the-go via the Spectrum Mobile network. In addition, Charter continues to focus on improving the customer experience and integrating its mobile and fixed Internet products with enhancements such as Spectrum Mobile Speed Boost (“Speed Boost”). Customers are eligible for Speed Boost if they have both Spectrum Mobile and Spectrum Internet, a DOCSIS 3.1 modem and an Advanced WiFi router. When connected on their Spectrum Mobile device through Advanced WiFi service, customers are now experiencing the fastest overall speeds up to 1 Gbps.

Charter provides wireline voice communications services using voice over Internet protocol (“VoIP”) technology to transmit digital voice signals over its network. Charter’s voice services include unlimited local and long distance calling to the

United States, Canada, Mexico and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute, or through packages of minutes per month. Charter also offers Call Guard, an advanced caller ID and robocall blocking solution, for its residential and SMB voice customers. Call Guard reduces customer frustration and improves security by blocking malicious calls while ensuring customers continue to receive the legitimate automated calls they need from schools or healthcare providers.

Video Services

Charter provides its customers with a choice of video programming services on a variety of platforms including through a digital Spectrum Receiver or an Internet Protocol ("IP") device. Video customers have access to a variety of programming packages with approximately 375 channels available in home and out of home allowing its customers to access the programming they want, when they want it, on any device. In 2024, Charter began offering certain seamless entertainment applications including, among others, Max, Disney+, ESPN+, Paramount+, ViX Premium, and Tennis Channel Plus to customers in certain packages and reached agreements with several other programmers that will add Discovery+, Peacock, AMC+ and BET+ in certain packages in 2025.  Charter now has completed deals with every major programmer to deliver better flexibility and greater value to its customers by including seamless entertainment applications with its Spectrum TV® services at no additional cost.

Charter’s video service also includes access to an interactive programming guide with parental controls, video on demand (“VOD”) and pay-per-view services. VOD service allows customers to select from approximately 100,000 titles at any time. VOD programming options may be accessed at no additional cost if the content is associated with a customer’s linear subscription, or for a fee on a transactional basis. VOD services are also offered on a subscription basis, included in a digital tier premium channel subscription, or for a monthly fee. Pay-per-view channels allow customers with a set-top box to pay on a per-event basis to view a single showing of a one-time special sporting event, music concert, or similar event on a commercial-free basis. Charter also offers digital video recorder (“DVR”) service that enables customers to digitally record programming and to pause and rewind live programming on set-top boxes. Charter’s cloud DVR service allows customers to schedule, record and watch their favorite programming anytime from the Spectrum TV app as well as SpectrumTV.com.

Charter continues to deploy Xumo to new video customers. Xumo combines a live TV experience with access to hundreds of content applications and features unified search and discovery along with a curated content offering based on the customer's interests and subscriptions. Combined with the Spectrum TV app, Xumo is now Charter’s preferred go-to-market platform for new video sales.

Customers are increasingly accessing their subscription video content through Charter’s highly rated Spectrum TV app via mobile devices and connected IP devices, such as Xumo, Apple TV, Roku and Samsung TV. Access to the Spectrum TV app is included in all Spectrum TV video plans. The Spectrum TV app allows users to stream content across a growing number of platforms as well as access their full TV lineup and watch on demand content. It also supports DVR functionality through Charter’s cloud DVR offering.

Commercial Services

Charter offers scalable broadband communications solutions for businesses and carrier organizations of all sizes, selling Internet access, data networking, fiber connectivity to cellular towers and office buildings, video entertainment services and business telephone services.

Small and Medium Business

Spectrum Business offers Internet, video, mobile and voice services to SMBs over its hybrid fiber coaxial network. Charter also offers Advanced WiFi service to SMBs, which leverages the residential platform features, including Security Shield, with features specific to small and medium-size business such as a guest service set identifier (“SSID”). Spectrum Business includes a full range of video programming and offers Internet speeds up to 1 Gbps across Charter’s entire footprint. Spectrum Business also includes a set of business services including static IP and business WiFi, e-mail and security, and voice services through either a traditional voice offering or hosted voice solution. Spectrum Business Connect is an SMB communications solution that includes Spectrum Internet, voice and complementary mobility features allowing its customers’ remote and office employees to stay more easily connected regardless of their location. Charter also offers Wireless Internet Backup to its SMB customers which is designed to enhance and protect Internet service for SMBs in the event of a network disruption.

Enterprise

Spectrum Enterprise offers tailored connectivity, communications and managed service solutions over a high-capacity last-mile network with speeds up to 100 Gbps to larger businesses and government entities (local, state and federal), in addition to wholesale services to mobile and wireline carriers. The Spectrum Enterprise product portfolio includes connectivity services such as Internet Access (fiber, coax and wireless delivered); Wide Area Network (“WAN”) services (Ethernet, Software Defined-WAN and cloud connectivity) that privately and securely connect geographically dispersed customer locations and cloud service providers; and Managed Service solutions which address a wide range of enterprise networking (e.g. routing, Local Area Network, WiFi) and security (e.g. firewall, Distributed Denial of Service protection) challenges. To meet the communications needs of these more sophisticated customers, Spectrum Enterprise also offers an array of voice trunking services and unified messaging, communications and collaboration products. Charter offers Unified Communications services integrated with its connectivity and managed services to give customers more choices for enhancing their digital experience across locations and devices. In addition, Spectrum Enterprise offers a wide range of video solutions targeting unique needs of customers across multiple industries with a specific focus on hospitality, healthcare, government and education. Spectrum Enterprise serves businesses nationally by combining its large serviceable footprint with a robust portfolio of fiber lit buildings and a significant wholesale partner network. As a result, these customers benefit by obtaining advanced solutions from a single provider who is committed to an exceptional customer experience and who delivers compelling value by simplifying procurement and offering competitive pricing potentially reducing customer costs.

Advertising Services

Charter’s advertising sales division, Spectrum Reach, offers local, regional and national businesses the opportunity to advertise in individual and multiple service areas on cable television networks, various streaming services and numerous advanced advertising platforms. Charter receives revenue from the sale of local advertising across various platforms for networks such as TBS, CNN and ESPN. Charter inserts local advertising on up to 100 channels in over 90 markets and on multiple streaming services/free advertising-supported streaming television channels including Amazon, Xumo and others. Charter’s large footprint provides opportunities for advertising customers to address broader regional audiences from a single provider and thus reach more customers with a single transaction. Charter’s size also provides scale to invest in new technology to create more targeted and addressable advertising capabilities.

Available advertising time is generally sold by Charter’s advertising sales force. In some service areas, Charter has formed advertising interconnects or entered into representation agreements with other video distributors, including, among others, Verizon, DirecTV and Comcast, under which Charter sells advertising on behalf of those operators. In other service areas, Charter enters into representation agreements under which another operator in the area will sell advertising on its behalf. These arrangements enable Charter and its partners to represent and deliver commercials on their inventory across wider geographic areas, replicating the reach of local broadcast television stations to the extent possible. In addition, Charter enters into interconnect agreements from time to time with other cable operators, which, on behalf of a number of video operators, sell advertising time to national and regional advertisers in individual or multiple service areas.

Additionally, Charter sells the advertising inventory of its owned and operated local sports and news channels, of its regional sports networks that carry Los Angeles Lakers’ basketball games and other sports programming and of SportsNet LA, a regional sports network that carries Los Angeles Dodgers’ baseball games and other sports programming.

In conjunction with other multichannel video programming distributors (“MVPDs”), Spectrum Reach enables multi-channel cable networks (e.g. AMC, Univision) to deploy household addressability on their own inventory in Charter’s footprint, charging them an enablement fee. Charter’s fully deployed Audience App, which uses its proprietary set-top box viewership data (all anonymized and aggregated), allows Charter to create data-driven linear TV campaigns for local advertisers. Spectrum Reach also offers a programmatic sales platform allowing advertising agencies and advertisers to buy inventory in a fully automated way. Streaming TV, which is largely comprised of Spectrum TV app impressions, as well as those from numerous over-the-top streaming content providers, is part of its suite of advanced advertising products available to the marketplace. Additionally, Spectrum Reach purchases third-party inventory in its markets when needed. Spectrum Reach is also now employing multi-screen deterministic attribution services for television and streaming services that lets advertisers know the effectiveness of their advertising on Spectrum Reach’s platform.

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

News Channels

Charter owns and manages over 30 local news channels, including Spectrum News NY1® and Spectrum News SoCal, 24-hour news channels focused on New York City and Los Angeles, respectively. Charter’s local news channels connect the diverse communities and neighborhoods Charter serves providing 24/7 news, weather and community content focused on hyperlocal stories that address the deeper needs and interests of its customers. Customers can also read, watch and listen to news stories by its Spectrum News journalists and local partner publications on their mobile device on its Spectrum News application and certain smart TVs and streaming devices.

Community Solutions

Spectrum Community Solutions® (“SCS”) delivers broadband connectivity solutions to apartments, single-family gated communities, off-campus student housing, senior residences and RV parks and marinas. Services offered by SCS include Internet speeds up to 2 Gbps, property-wide managed WiFi coverage, Spectrum Ready service and traditional and streaming video packages, as well as customized fiber and coaxial solutions for new construction and established communities. SCS also manages Charter’s relationships with third-party resellers of Spectrum services to MDUs. In addition, SCS is responsible for Charter’s non-bulk MDU salesforce covering sales within existing, serviceable MDU properties.  Charter’s SCS bulk customers are serviced by dedicated call centers.

Pricing of Charter’s Products and Services

Charter’s revenue is principally derived from the monthly fees customers pay for the services Charter provides. Charter typically charges a one-time installation fee which is sometimes waived or discounted in certain sales channels during certain promotional periods.

Charter’s Spectrum pricing and packaging generally offers a standardized price across its services with bundle options designed to drive more value into a package to fit the customer need. Charter also has specialized offerings to enhance affordability of its Internet product for qualified low-income households, including Spectrum Internet Assist, a 50 megabits per second (“Mbps”) service, and Internet Advantage, a 100 Mbps service. Both are low cost and include a modem for no additional charge.

In 2024, Charter introduced new bundles that better utilize its unique product assets with guaranteed pricing for up to three years and speed options that will benefit new customers, create more choices and provide faster speeds for existing customers. For customers who don’t take advantage of these new bundled rates, the Spectrum One™ offering provides a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on-the-go in a high-value package. Alternatively, mobile customers can choose from unlimited or by-the-gig data usage plans and can easily switch between mobile data plans during the month. All plans include 5G service, free nationwide talk and text, and simple pricing that includes all taxes and fees. Charter’s Unlimited Plus plan also includes an additional 20 gigabytes of data, free roaming in Canada and Mexico and an Anytime Upgrade program that allows customers to upgrade their devices whenever they want, eliminating traditional wait times, upgrade fees and condition requirements. Customers can also purchase mobile devices and accessory products and have the option to pay for devices under interest-free monthly installment plans. Charter’s device portfolio includes 5G models from Apple, Google and Samsung and Charter offers trade-in options along with its Phone Balance Buyout program which makes switching mobile providers easier by helping customers pay off balances on ported lines.

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

HFC architecture benefits include:

●	bandwidth capacity to enable video and broadband services;
●	dedicated bandwidth for delivering higher signal quality and service reliability, which provides an advantage over cell phone home Internet offerings;
●	the ability to upgrade capacity at a lower incremental capital cost relative to Charter’s competitors;
●	a powered network enabling out-of-home Advanced WiFi and 5G small cell access points; and
●	existing infrastructure with connections capable of self-installation by the customer in most of its passings.

Charter’s systems currently provide a two-way all-digital platform, leveraging DOCSIS 3.1 technology and bandwidth of 750 megahertz or greater, to virtually all of its passings. This bandwidth-rich network enables Charter to offer a large selection of HD channels and Spectrum Internet Gig across all of its footprint which enables Charter to provide fast, reliable and secure online connections, meeting current customer demands.

Through Charter’s network evolution initiative, Charter is currently expanding its spectrum to 1.2 Ghz through a module upgrade in the hub, node and amplifier and using high splits and DAA to deliver multi-gig speed capabilities while using the current DOCSIS 3.1 customer premise equipment. When paired with the next generation of DOCSIS modem, DOCSIS 4.0, Charter will be able to deliver even faster speeds. Next, Charter will begin to deploy DOCSIS 4.0 technology in the network, and further increase its spectrum to 1.8 Ghz enabling even higher speed capabilities. This network evolution will also allow Charter to extend fiber services to the home in a success based “Fiber on Demand” manner.

Charter plans to complement its wireline investments with planned WiFi upgrades for in-home routers. With nearly 500 million devices connected wirelessly to Charter’s network in its customers’ homes and businesses, Charter is unlocking its network investments for multi-gigabit speeds through the deployment of WiFi 7 routers that Charter launched in late 2024.

Charter owns 210 Citizen Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”). Charter intends to use these licenses along with unlicensed CBRS spectrum to build its own 5G data-only mobile network on targeted 5G small cell sites leveraging its HFC network to provide power and data connectivity to the majority of the sites. These 5G small cells, combined with growing WiFi capabilities, increase speed and reliability along with improving Charter’s cost structure through offload of wireless data onto its owned networks. Charter continues to deploy 5G small cell sites in targeted areas of its footprint, as part of a broader multi-year 5G mobile network buildout, based on disciplined cost reduction targets.

Subsidized Rural Construction Initiative

In 2024, Charter continued its subsidized rural construction initiative in which it intends to expand its network to offer a suite of broadband connectivity services, including fixed Internet, WiFi and mobile to over 1.7 million passings in unserved areas in states where it currently operates. Since inception in the beginning of 2022, Charter has spent $5.5 billion on its subsidized rural construction initiative and activated approximately 813,000 passings. Including amounts spent to date, Charter expects to invest over $8 billion in total over the span of the initiative, a portion of which it expects to offset with government funding, including over $2 billion of support awarded through December 31, 2024 in the Rural Development Opportunity Fund (“RDOF”) auction and other federal, state and municipal grants. Charter also expects to participate in additional federal, state and municipal grant programs over the coming years, including the Broadband Equity, Access and Deployment program, if regulatory conditions are conducive to private investment. In addition to construction in areas subsidized by various government grants, Charter expects to continue rural construction in areas near its current plant and in areas surrounding subsidized construction where synergies can be achieved. These investments will allow Charter to generate long-term infrastructure-style returns by further taking advantage of Charter’s scale efficiencies, network quality and construction capabilities, while offering its high quality products and services to more homes and businesses. Charter expects these newly served homes will be enabled to engage in remote work, virtual learning, telemedicine and other bandwidth-heavy applications that require high speed broadband connectivity. Newly served rural areas will also benefit from Charter’s high-value Spectrum pricing and packaging structure including mobile and voice offerings, as well as its comprehensive selection of video products. The successful and timely execution of such fiber-based construction is dependent on a variety of external factors, including the make-ready and utility pole permitting processes. With fewer homes and businesses in these areas, broadband providers need to access multiple poles per home, as opposed to multiple homes per pole in higher-density settings. As a result, pole applications, pole replacement rules and their affiliated issue resolution processes are all factors that can have a significant impact on construction timing and speed to completion. The RDOF auction rules and other subsidy grants establish construction milestones for the build-out utilizing subsidized funding. Failure to meet those milestones could subject Charter to financial penalties.

Management, Customer Operations and Marketing

Charter’s operations are centralized, with senior executives responsible for coordinating and overseeing operations, including establishing company-wide strategies, policies and procedures. Sales and marketing, field operations, customer operations, network operations, engineering, advertising sales, human resources, legal, government relations, information technology and finance are all directed at the corporate level. Regional and local field operations are responsible for customer premise service transactions and maintaining and constructing that portion of Charter’s network which is located outdoors. Charter’s field operations strategy includes completing a significant portion of its activity with its employees which Charter finds drives consistent and higher quality services. In 2024, Charter’s in-house field operations workforce handled approximately 85% of its customer premise service transactions. In addition, Charter has been growing its in-house construction teams to perform a portion of its network expansion initiatives.

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

Charter sells its residential and commercial services using national brand platforms known as Spectrum, Spectrum Business, Spectrum Enterprise, Spectrum Reach and Spectrum Community Solutions. These brands reflect Charter’s comprehensive approach to industry-leading products, driven by speed, performance and innovation. Charter’s marketing strategy emphasizes the sale of its bundled services through targeted direct response marketing programs to existing and potential customers, and increases awareness and the value of the Spectrum brand. Charter’s marketing organization creates and executes marketing programs intended to grow customer relationships, increase the number of services it sells per relationship, retain existing customers and cross-sell additional products to current customers. Charter monitors the effectiveness of its marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, in order to increase its responsiveness to customers and to improve sales and customer retention. In September 2024, Charter launched its Life Unlimited brand platform which includes a new customer commitment that provides performance and service benchmarks and a new and simplified pricing structure designed to drive more value into Charter’s relationships. Charter’s marketing organization manages all residential, SMB and enterprise sales channels including inbound, direct sales, online, outbound telemarketing and stores.

Programming

Charter believes that offering a wide variety of video programming choices influences a customer’s decision to subscribe to and retain its video and Internet services. Charter obtains basic and premium programming, usually pursuant to written contracts from a number of suppliers. Charter has been successful in obtaining access to the related programmer streaming applications pursuant to those contracts. Media corporation and broadcast station group consolidation has, however, resulted in fewer suppliers and additional selling power on the part of programming suppliers.

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

Footprint

Charter operates in geographically diverse areas which are managed centrally on a consolidated level. The map below highlights its footprint along with Charter’s planned rural expansion over the span of the initiative based on grants awarded as of December 31, 2024.

Legend
CURRENT CHARTER FOOTPRINT
RURAL CONSTRUCTION INITIATIVE - CONSTRUCTION IN PROGRESS

Ownership Interests

We own an approximate 31.9% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of December 31, 2024.

Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the Voting Cap (as defined below) (“Equity Cap”). Pursuant to the Stockholders and Letter Agreement Amendment, Liberty Broadband is exempt from the Equity Cap to the extent Liberty Broadband’s equity ownership in Charter exceeds such Equity Cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. In the event the Merger Agreement is terminated, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of the Voting Cap or the percentage of equity owned (on a fully diluted basis) by Liberty Broadband on the termination date of the Merger Agreement. As of December 31, 2024, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01% (the “Voting Cap”), our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the Voting Cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into the Letter Agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to the Letter Agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the Letter Agreement and the Stockholders and Letter Agreement Amendment, Liberty Broadband sold 980,558, 950,721 and 6,168,174 shares of Charter Class A common stock to Charter for $335 million, $394 million and $3.0 billion during the years ended December 31, 2024, 2023 and 2022, respectively. Subsequent to December 31, 2024, Liberty Broadband sold 268,890 shares of Charter Class A common stock to Charter for $100 million. Charter Repurchases during the pendency of the proposed Transactions under the Merger Agreement are governed by the Stockholders and Letter Agreement Amendment as described below in “Interim Merger Period Stock Repurchases”.

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

Interim Merger Period Stock Repurchases

Simultaneously with the execution and delivery of the Merger Agreement, Charter, Liberty Broadband and A/N have entered into an amendment to (i) the Stockholders Agreement and (ii) the Letter Agreement. The Stockholders and Letter Agreement Amendment sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million, and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date the Company Debentures (as defined below) are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility (as defined in note 7 to the accompanying consolidated financial statements). The per share sales price shall be determined as set forth in the Letter Agreement, provided that if Charter has not repurchased shares of its common stock during the relevant repurchase period, the repurchase price shall be based on a Bloomberg Volume Weighted Average Price methodology proposed by Charter and reasonably acceptable to Liberty Broadband.

Regulatory Matters

The following summary addresses the key regulatory and legislative developments affecting the cable industry and Charter and GCI Holdings’ services for both residential and commercial customers. Cable systems and communications networks and services more generally are extensively regulated by the federal government (primarily the FCC), certain state governments and many local governments. A failure to comply with these regulations could subject both Charter and GCI Holdings to substantial penalties. The following summary of regulatory issues does not purport to describe all existing and proposed federal, state, and local laws and regulations, or judicial and regulatory proceedings that affect these businesses. These businesses can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. Charter and GCI Holdings could be materially disadvantaged in the future if they are subject to new laws, regulations or regulatory actions that do not equally impact key competitors. For example, Internet-delivered streaming video services compete with traditional video service, but they are not subject to the same level of federal, state, and local regulation. In addition, new Supreme Court decisions in 2024 may increase the likelihood that federal courts could vacate federal agency rules that would have been favorable or unfavorable to Charter and GCI Holdings’ businesses. Furthermore, as discussed under Part I, Item 1A. “Risk Factors,” the Supreme Court in 2025 will consider whether the federal system of universal service subsidies is constitutional, which could affect Charter and GCI Holdings’ revenue, as well as the contributions they pay to support federal universal service mechanisms. There is no assurance that the already extensive regulation of Charter and GCI Holdings’ businesses will not be expanded in the future.

Video Service and Products

General. On November 8, 2024, GCI Holdings petitioned the RCA to discontinue its cable television/video service. Depending on if and when the RCA approves the request, GCI Holdings plans to exit the video business in 2025.

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

Pole Attachments

The Communications Act requires investor-owned utilities to provide cable systems with access to poles and conduits upon reasonable, non-discriminatory terms and at rates that are subject to either federal or state regulation. Federal regulations, which apply in twenty-seven states, establish cost-based rental rates applicable to pole attachments used for cable or telecommunications services, including when offered together with Internet service, and at times establish mandatory timelines for processing pole access requests and limitations on make-ready costs that pole owners may charge for accommodating attachments. The FCC’s approach does not directly affect the rate in the twenty-three states that self-regulate, but many of those states have substantially the same rate for all communications attachments. The federal pole attachment law does not extend to poles owned by electric cooperatives or municipal electric companies, but states are free to regulate these entities, and many do. There can be challenges getting access to poles in rural areas where upfront construction and make ready costs can be higher and where pole owners may be slow to grant permit requests, especially when the FCC pole attachment rules do not apply or when FCC mandatory timelines do not apply, as is the case in most rural builds.

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

Other FCC Regulatory Matters related to Video Services

The Communications Act and FCC regulations cover a variety of additional areas applicable to Charter’s and GCI Holdings’ video services, including, among other things: (1) licensing of systems and facilities, including the grant of various spectrum licenses; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical standards; (5) mandatory blackouts of certain network and syndicated programming; (6) restrictions on political advertising; (7) restrictions on advertising in children’s programming; (8) ownership restrictions; (9) posting of certain information on an FCC “public file” website, including but not limited to political advertising records, equal employment opportunity practices, compliance with children’s programming requirements, policies for commercial leased access, system information, and channel carriage information including disclosure of ownership interests in channels carried; (10) emergency alert systems; (11) inside wiring and contracts for MDU complexes; (12) accessibility of content, including requirements governing video-description and closed-captioning; (13) competitive availability of cable equipment; (14) the provision of up to 15% of video channel capacity for commercial leased access by unaffiliated third parties; (15) public, education and government entity access requirements; and (16) disclosure of an aggregated monthly “all-in” price on customer bills and advertising materials that include the price of video programming. Each of these regulations restricts Charter and GCI Holdings’ business practices to varying degrees and may impose additional costs on Charter and GCI Holdings’ operations.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems or the services delivered over cable systems and competing services in the future. Charter and GCI Holdings cannot predict at this time what new requirements may be adopted and how such changes might impact their businesses.

Copyright

The carriage of television and radio broadcast signals by cable systems are subject to a federal compulsory copyright license. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The copyright law provides copyright owners the right to audit payments under the compulsory license. On December 16, 2024, the Copyright Office issued an order modifying the license’s royalty calculations and reporting obligations, however, Charter and GCI Holdings do not believe the impact of such modifications will be material. The possible modification or elimination of this license is the subject of continuing legislative proposals and administrative review and could adversely affect Charter and GCI Holdings’ ability to obtain desired broadcast programming. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

Franchise Matters

Charter and GCI Holdings’ cable systems generally are operated pursuant to nonexclusive franchises, permits, and similar authorizations granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply. The specific terms and conditions of cable franchises vary significantly between jurisdictions. They generally contain provisions governing cable operations, franchise fees, access to and use of rights of way, system construction, maintenance, technical performance, customer service standards, supporting and carrying public, education and government access channels, and changes in the ownership of the franchisee. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law imposes a cap on franchise fees of 5% of gross revenue from the provision of cable services over the cable system. The FCC has clarified that the value of in-kind contribution requirements set forth in cable franchises is subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing franchise fees on revenue derived from non-cable services, such as Internet services, provided by cable operators over cable systems.

The Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably deny renewals. If Charter fails to obtain renewals of franchises representing a significant number of its customers, it could have a material adverse effect on Charter’s consolidated financial condition, results of operations, or its liquidity. Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable system, the franchising authority may attempt to deny the transaction or impose more burdensome requirements as a condition for providing its consent.

A number of states have adopted franchising laws that provide for state-issued franchising. Generally, state-issued cable franchises are for a fixed term (or in perpetuity), streamline many of the traditional local cable franchise requirements and eliminate local negotiation and enforcement of terms. The RCA is the franchising authority for all of Alaska, and issues CPCNs for communities. GCI Holdings believes that it has generally met the terms of its CPCNs, which do not require periodic renewal. Military franchise requirements also affect its ability to provide video services to military bases.

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

The vast majority of users connect to the Internet over facilities of existing communications providers. Those communications providers are subject to varying levels of regulation at both the federal and state level. Thus, non-Internet-specific regulatory decisions exercise a significant influence over the economics of the Internet market.

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

The FCC originally classified broadband Internet access services, such as those Charter and GCI Holdings offer, as an “information service,” which exempted the service from traditional communications common carrier laws and regulations. In 2015, the FCC reclassified broadband Internet access services as “telecommunications service” and, on that basis, imposed a number of “net neutrality” rules governing the provision of broadband service. In an order released in 2018, the FCC eliminated the 2015 rules, other than a transparency requirement that obligates Charter and GCI Holdings to disclose performance statistics and other service information to consumers. In 2024, the FCC once again reclassified Internet access services as telecommunications services. The industry challenged the Order in court, and on January 2, 2025, the Court of Appeals for the Sixth Circuit issued a decision invalidating the reclassification and the rules contained in the FCC’s order. It is nonetheless possible that the new Administration, Congress or state legislatures could adopt different requirements applicable to Internet access services. The application of new legal requirements to both Charter and GCI Holdings’ Internet services could adversely affect their respective businesses.

In 2024, Charter and GCI Holdings became subject to new requirements to post standardized labels disclosing their network management policies and performance of Charter and GCI Holdings’ broadband Internet access services, similar to the format of food nutrition labels, for each of their currently available consumer Internet offerings. The rules require disclosure of information regarding broadband prices, introductory rates, data allowances, and broadband speeds.

The 2018 FCC order reclassifying Internet access services also ruled that state regulators may not impose obligations similar to federal network neutrality obligations that the FCC eliminated, but this blanket prohibition was vacated by a federal court of appeals in 2019. The court left open the possibility that individual state laws could be deemed preempted on a case-by-case basis if it is shown that they conflict with federal law. Several states have adopted rules similar to the network neutrality requirements that were eliminated by the FCC, and the California rules were upheld in federal court. California has also adopted other regulations, including network resiliency rules to assure backup power is available after natural disasters and other outages, and it is considering the imposition of licensing requirements and service quality metrics on Internet service providers. New York adopted legislation that would require Internet service providers to offer a discounted Internet service to qualifying low-income consumers. A federal district judge enjoined enforcement as likely to be deemed rate regulation of Internet service that would be preempted by federal law, but that injunction was reversed by a federal court of appeals. On December 16, 2024, the Supreme Court denied certiorari for the appeal of that decision, although petitioners have sought rehearing of the denial in light of the Sixth Circuit’s decision setting aside the FCC’s reclassification of Internet access as telecommunications services. The rules became enforceable by the Attorney General of New York on January 15, 2025. Neither Charter nor GCI Holdings can predict the outcome of that appeal, what other legislation and regulations may be adopted by states or how challenges to such requirements will be resolved.

In October 2024, the Federal Trade Commission (“FTC”) adopted rules that would make it easier and faster for consumers to terminate subscription services, including all Charter and GCI Holdings’ services. These rules have been challenged in federal court, and Charter and GCI Holdings cannot predict the outcome of those challenges. The rules could be modified or rescinded by the FTC in the new Administration. The application of these rules could adversely affect Charter and GCI Holdings’ businesses.

In November 2023, the FCC adopted new rules governing digital discrimination, pursuant to The Infrastructure Investment and Jobs Act of 2021 (the “IIJA”), to prevent discrimination of access to broadband Internet services. Most of these rules have become effective, but they are subject to ongoing legal challenges and could be modified or rescinded by the FCC in the new Administration. California adopted digital discrimination rules in November 2024. Charter and GCI Holdings cannot predict the outcome of legal challenges or whether the nature of practices that could be subject to enforcement under these rules could adversely affect their respective business.

The FCC has adopted rules for service providers to report broadband availability, pursuant to the Broadband Data Act. Providers are required to report their service areas twice each year. The service areas reported are subject to challenge and FCC verification requests. A broadband provider that provides inaccurate maps or fails to respond properly to challenges may be subject to enforcement action by the FCC. The FCC can also fine a provider for filing incorrect maps.

Other Federal Activities. Congress and certain federal agencies are considering ways to streamline federal permitting obligations and are in the process of providing significant additional financial support for broadband services in areas that are difficult to serve. These activities are continually monitored and it cannot be predicted at this time whether those efforts will make a material difference to the ability to deploy broadband infrastructure.

Universal Service and Other Infrastructure Subsidies

In recent years, federal, state and local governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the FCC’s RDOF auction in 2020, The Coronavirus Aid, Relief and Economic Security Act (2020), The American Rescue Plan Act of 2021 (“ARPA”), and the IIJA. Charter and GCI Holdings support such subsidies, provided they are not directed to areas that are already served, and have sought and expect to continue to seek subsidies for their own broadband construction in unserved and underserved areas through programs including RDOF and those created pursuant to ARPA and, if regulatory requirements are reasonable, the IIJA. Charter has been awarded over $2 billion in the RDOF auction and other federal, state and municipal grants that will partially fund, along with its substantial additional investment, the construction of new broadband infrastructure to over 1.7 million estimated passings. Charter’s awards through RDOF and ARPA include a number of regulatory requirements, such as serving as the carrier of last resort and completing increasingly larger portions of the network construction by certain dates. If Charter fails to meet these obligations, Charter could be subject to substantial government penalties.

Legal Challenges to the Constitutionality of the FCC Universal Service Support Programs.  There have been a number of legal challenges to the constitutionality of the USF. The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program is unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that there was an impermissible public delegation of legislative authority to the FCC and an impermissible private delegation of authority from the FCC to the Universal Service Administrative Company, the private company responsible for USF administration. The Supreme Court granted petitions for certiorari from the Fifth Circuit’s decision, and the case is likely to be decided by summer 2025. In addition, it is likely that additional cases and appeals will continue to be filed in relation to the matter. There is significant uncertainty regarding the outcome of the Supreme Court review, as well as whether any action taken by the FCC or Congress to resolve the issue would be sufficient and what impact such actions might have on the USF program. A Supreme Court ruling upholding the Fifth Circuit’s decision or, more broadly, that the legislation establishing the USF program or its funding method is unconstitutional could disrupt or eliminate GCI Holdings’ USF support unless and until any identified legal defects with the program structure or administration are remedied. Such a ruling would likely result in a material decrease in revenue and accounts receivable, which could likely have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

Pause in Federal Financial Assistance.  On January 27, 2025, the Office of Management and Budget (“OMB”) issued a memorandum directing a pause in federal financial assistance pending review for consistency with presidential executive actions. On January 28, 2025, OMB clarified that this only applied to programs affected by certain specified executive actions, which do not appear to include FCC universal service support programs. OMB subsequently withdrew the memorandum, which has also been subject to temporary restraining orders by two federal district courts. However, if this or another pause were to extend to federal universal service support programs, or to other infrastructure grants that GCI receives, and such a pause were to become extended, it could have a material adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

RHC Program. The USF RHC Program provides funding to eligible healthcare providers for telecommunications and broadband services. The RHC Telecommunications Program subsidizes the rates for telecommunications services provided to rural health care providers based on the difference between the urban and rural rates for such services. The Healthcare Connect Fund Program provides support for high-capacity broadband connectivity to eligible health care providers.

The rates that GCI and other carriers can charge for service provided under the RHC Telecommunications Program are highly regulated by the FCC. FCC rules provide that a telecommunications carrier can only charge a rural rate that is the average of rates actually being charged to commercial customers, other than health care providers, for identical or similar services in the rural area where the health care provider is located. If that is not available, the rural rate must be the average of tariffed or other publicly available rates charged in that area over the same distance by other carriers. If there is no rate available using rates actually being charged by GCI or other carriers, then, through the end of Funding Year 2025, which ends in June 2026, GCI may use a previously approved rural rate. If none of the preceding options are available, then the rate must be determined by a cost study submitted to the FCC or, for jurisdictionally intrastate services, to the state public utility commission. The RHC Telecommunications Program funds the difference between the rural rate and the urban rate, which is the amount that GCI must collect from the health care provider. The FCC has an ongoing rulemaking proceeding addressing the RHC rules, how subsidies are determined and related processes. GCI cannot predict which changes the FCC will adopt, and whether those changes will benefit or adversely affect GCI. The ongoing uncertainty in program funding, as well as the uncertainty associated with the rate review, could have an adverse effect on its business, financial position, results of operations or liquidity.

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

Schools and Libraries Program. In 2014, the FCC adopted orders modernizing the USF Schools and Libraries Program (“E-Rate”), which aids schools and libraries in obtaining affordable broadband. These orders, among other things, increased the annual E-Rate cap by approximately $1.5 billion, designated funds for internal connections within schools and libraries, and eliminated funding for certain legacy services, such as voice, to increase the availability of 21st century connectivity to support digital learning in schools nationwide. The FCC has also continued to expand the range of services supported, including dark fiber construction and certain WiFi hotspots, and initiating a pilot for E-Rate support of school and library cybersecurity. These orders did not have a material effect on the overall E-Rate support available to GCI Holdings’ schools and libraries customers, and therefore did not materially affect its revenue from such customers. See Part I, Item 1A. “Risk Factors” for additional risks related to GCI Holdings’ participation in this USF program.

Universal Service for Fixed Voice and Broadband for Rural and High Cost Areas. The USF provides support to Eligible Telecommunications Carriers (“ETCs”) related to their provision of facilities-based wireline telephone service in high cost areas. Under the Alaska High Cost Order issued by the FCC in 2016, GCI Holdings receives this support for its incumbent local exchange carrier operations, which are ETCs under FCC regulations and RCA Orders. This support is frozen at the 2011 levels for High Cost Loop Support and Interstate Common Line Support, with certain adjustments. The support has a ten-year term, from January 1, 2017 to December 31, 2026. Beginning in January 2025, the support amount increases by 30%. Without ETC status, GCI Holdings would not qualify for USF support in these areas, and its net cost of providing local telephone services in these areas would be materially adversely affected. Pursuant to the Alaska High Cost Order, GCI Holdings must meet certain performance requirements with respect to the offering of broadband services in its incumbent local exchange carrier areas. The FCC directed the Bureau to reassess those performance commitments before December 31, 2021, and the Bureau approved revised performance commitments on December 23, 2021. If GCI Holdings fails to meet these performance requirements, it will be subject to repayment of a portion of the high cost support received, as specified in the Alaska High Cost Order, plus potentially an additional penalty.

In 2024, the FCC adopted the Alaska Connect Fund Order, which is the successor to the 2016 Alaska High Cost Order.  The Alaska Connect Fund Order for wireline providers maintains their existing funding and performance requirements through 2028. Support levels and obligations starting in 2029 have not yet been set by the FCC and could impact GCI Holdings’ ability to continue providing local telephone service in the areas where it relies on high-cost support.

Universal Service Support for Mobile. Under FCC regulations and RCA orders, GCI Holdings is an authorized ETC for purposes of providing wireless telephone service in many rural areas throughout Alaska. Without ETC status, GCI Holdings would not qualify for USF support in these areas or other rural areas where it proposes to offer facilities-based wireless telephone services, and its net cost of providing wireless telephone services in these areas would be materially adversely affected.

Per the Alaska High Cost Order, as of January 1, 2017, Remote (as defined by the Alaska High Cost Order) high cost support payments to Alaska High Cost participants are frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Support amounts increase 30% starting January 2025. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required. Under the terms of the Alaska High Cost Order, the FCC was to initiate a process in 2021 to eliminate duplicate support in areas that were served by more than one subsidized mobile wireless carrier as of December 31, 2020. As part of the Alaska High Cost Order, the FCC issued a Notice of Proposed Rulemaking seeking comment on how to implement that process. The FCC has not to date issued any further orders with respect to that process. The process to eliminate duplicate support in areas has been delayed, and may affect the amount of support GCI Holdings receives to provide wireless services starting in 2030.

In November 2024, the FCC adopted the Alaska Connect Fund Order to succeed the Alaska High Cost Order.  The Order may result in GCI Holdings receiving less support for its wireless operations in rural Alaska, and could have a material effect on its ability to continue providing service. The FCC has delayed some decisions, such as how to assure that only one provider receives support for a single area and how to calculate any amounts that would be removed as associated with intangible areas, or subject to potential competitive selection in areas with more than one supported mobile provider. The outcome of the FCC decisions and related proceedings could materially impact GCI Holdings’ ability to continue providing or upgrading wireless services in rural Alaska.

Wireline Voice Services and Products

General. The FCC has never classified the VoIP wireline telephone services that Charter and GCI Holdings offer as “telecommunications services” that are subject to traditional federal common carrier regulation, but instead has imposed some of these regulatory requirements on a case-by-case basis, such as requirements relating to 911 emergency services (“E911”), Communications Assistance for Law Enforcement Act (“CALEA”) (the statute governing law enforcement access to and surveillance of communications), USF contributions, customer privacy and Customer Proprietary Network Information (“CPNI”) protections, number portability, network and/or 911 outage reporting, rural call completion, disability access, regulatory fees, back-up power, robocall mitigation and discontinuance of service. Nonetheless, GCI Holdings operates as a common carrier with respect to these services. It is possible that the FCC or Congress will impose additional federal requirements on VoIP telephone services in the future.

GCI Holdings’ carrier operations and Charter’s VoIP telephone services are subject to certain state and local regulatory fees such as E911 fees and contributions to state universal service funds. Additionally, to comply with RDOF program requirements, Charter has chosen in the RDOF areas to offer Lifeline VoIP telephone services subject to traditional federal and state common carrier regulations. Charter also offers Lifeline VoIP telephone services in portions of its California and New York service areas. Except where Charter has chosen to offer VoIP telephone services in such a manner it believes that its VoIP telephone services should be governed primarily by federal regulation. The federal Court of Appeals for the Eighth Circuit affirmed Charter’s successful challenge to Minnesota’s attempt to generally apply telephone regulation to its VoIP services, but that ruling is limited to the seven states in that circuit. Some states have attempted to subject cable VoIP services, such as Charter’s VoIP telephone service, to state level regulation. California has imposed registration, reporting and other obligations on Charter’s VoIP services, including backup power requirements and has proposed the imposition of service quality metrics on VoIP services. California has recently adopted an order requiring providers of VoIP services to comply with registration and/or certification requirements in order to conduct business in the state. Charter has registered with or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which Charter offers competitive voice services in order to ensure the continuity of its services. However, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved. State regulatory commissions and legislatures may continue to consider imposing regulatory requirements on Charter’s fixed wireline voice telephone services.

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

Local facilities and services obtained from other providers. Although GCI Holdings primarily provides communications services over its own facilities, the ability to obtain access to other providers’ networks is an important element of its local access services business. Changes in applicable regulations and the wholesale offerings of suppliers could affect GCI Holdings’ ability to provide service.

Spectrum

The FCC regulates spectrum usage in ways that could impact Charter and GCI Holdings’ operations including for microwave backhaul, broadcast, unlicensed WiFi and CBRS. GCI Holdings also operates its own extensive mobile wireless service networks in Alaska. These businesses’ ability to access and use spectrum that may become available in the future is uncertain and may be limited by further FCC auction or allocation decisions. While the FCC currently does not have auction authority, Congressional action to restore the FCC’s auction authority could direct spectrum be licensed in a manner beneficial to competitors. New or additional spectrum obtained by other parties could lead to additional wireless competition to these businesses’ existing and future services.

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

Emergency 911 and 988. The FCC has imposed rules requiring all mobile carriers, including MVNOs, to provide emergency 911 services, including E911 services that provide the caller’s phone number and approximate location to local public safety dispatch agencies. Providers are required to transmit the geographic coordinates of the customer’s location, for both indoor and outdoor locations, within accuracy parameters revised by the FCC, to be implemented over a phase-in period. The FCC also imposed requirements to allow users to text to 911 if the local public safety dispatch agency requests and is able to receive such texts. Providers may not demand cost recovery as a condition of providing E911, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments. On June 1, 2020 and subsequently on May 24, 2021, GCI

Holdings timely sought waivers from the FCC concerning the percentage of wireless calls required to meet 911 location accuracy benchmarks pursuant to the FCC’s phase-in period. In December 2021, GCI Holdings met the 2020 benchmark. GCI Holdings has been able to meet FCC requirements for text to 911 obligations to date. In 2024, the FCC adopted rules requiring carriers to use the geographic coordinates of the customer’s location to route 911 calls to the appropriate emergency call centers; GCI Holdings must implement this location-based routing by May 13, 2026.  Also in 2024, the FCC adopted rules intended to facilitate the transition to next-generation 911 services.  When those rules become effective, carriers will be required to interconnect with public safety agencies and call centers in IP-based format upon request from those agencies and provided the agencies meet certain technical requirements.

Additionally, on an ongoing basis, GCI Holdings is subject to FCC-imposed rules requiring timely reporting of outages impacting access to emergency 911 services. Failure to comply with reporting requirements could result in the imposition of fines and other administrative remedies.

The FCC has also imposed rules adopting the three-digit short code 988 for calls and texts placed to the 988 Suicide and Crisis Lifeline. All calls and texts to 988 are transmitted to the national Suicide and Crisis Lifeline call center; by December 14, 2026, GCI Holdings will also be required to include georouting location information with these calls.

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

Charter’s Mobile Service

Charter’s Spectrum Mobile service offers mobile Internet access and telephone service. Charter provides this service as a mobile virtual network operator (“MVNO”) using Verizon’s network and its network through Spectrum WiFi. As an MVNO, Charter is subject to many of the same FCC regulations that apply to facilities-based wireless carriers, as well as certain state or local regulations, including (but not limited to): E911, local number portability, customer privacy, CALEA, USF contribution, robocall mitigation and hearing aid compatibility and safety and emission requirements for mobile devices. Spectrum Mobile’s broadband Internet access service is also subject to the FCC’s transparency rule and broadband labeling rules. The FCC or other regulatory authorities may adopt new or different regulations for MVNOs and/or mobile service providers in the future, or impose new taxes or fees applicable to Spectrum Mobile, which could adversely affect the service offering or Charter’s business generally. For example, California has proposed the imposition of service quality metrics on mobile services.

Privacy and Information Security Regulation

The Communications Act limits Charter and GCI Holdings’ ability to collect, use, and disclose customers’ personally identifiable information for its Internet, video, mobile and voice services. Charter and GCI Holdings are subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer information. All broadband and VoIP providers are also obliged by CALEA to configure their networks in a manner that facilitates the ability of state and federal law enforcement, with proper legal process authorized under the Electronic Communications Privacy Act, to wiretap and obtain records and information concerning their customers, including the content of their communications. Further, the FCC, the FTC, and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and sending unsolicited commercial emails. The FTC currently has the authority, pursuant to its general authority to enforce against unfair or deceptive acts and practices, to protect the privacy of customers of non-common carrier services (e.g., Internet service customers) including Charter and GCI Holdings’ use and disclosure of certain customer information.

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

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risks. See Part I, Item 1C. “Cybersecurity” below for additional information on our management and oversight of cybersecurity. One such standard is the voluntary Cybersecurity Framework (“CSF”) released by the National Institute for Standards and Technology (“NIST”) in 2014 and updated in 2018 and 2024, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure. The NIST CSF provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. It was designed to supplement, not supersede, existing cybersecurity regulations and requirements. Several government agencies have encouraged compliance with the NIST CSF, including the FCC and Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”). Charter and GCI Holdings’ overall cybersecurity program is informed by the NIST and other industry standards and best practices. The FCC adopted rules expanding its cybersecurity guidelines and requirements. These rules have been challenged in federal court and Charter and GCI Holdings cannot predict the outcome of that appeal or whether the rules could be modified by the new Administration. CISA has sought comment on the development of cyber incident reporting rules, pursuant to 2022 legislative requirements, that require critical infrastructure entities to report substantial cyber incidents within 72 hours of their discovery.

Many states and local authorities have considered legislative or other actions that would impose restrictions on Charter’s ability to collect, use and disclose, and safeguard certain consumer information. Many states have enacted comprehensive consumer data privacy laws, and some states have enacted issue-specific privacy laws covering health information and children’s information. For example, the California Consumer Privacy Act (“CCPA”) regulates companies’ collection, use and disclosure of the personal information of California residents and employees and authorizes enforcement actions by the California Attorney General and private class actions for data breaches. The Maine Act to Protect Privacy of Online Customer Information, which regulates how Internet service providers use and disclose customers’ personal information and requires Internet service providers to take reasonable measures to protect customers’ personal information, became effective on July 1, 2020. Data privacy laws subsequently have taken effect in Colorado, Connecticut, Delaware, Florida, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Virginia, and Utah, and are scheduled to become effective in Tennessee on July 1, 2025, Minnesota on July 31, 2025, Maryland on October 1, 2025, and Indiana, Kentucky, and Rhode Island on January 1, 2026. Each of these laws will regulate the way that companies collect, use, and share personal information about consumers. Other state legislatures are considering the adoption of new data security and cybersecurity legislation, and states with newly passed laws continue to consider amendments, that could result in additional network and information security requirements for Charter’s business.

The FTC has an ongoing Advance Notice of Proposed Rulemaking to explore rules related to the collection, analysis, and monetization of consumers’ information, as well as companies’ data security practices and related disclosures to consumers. The FTC has also warned companies not to misuse consumers’ biometric information, with a broad definition of biometrics similar to Washington’s My Health My Data Act and the CCPA that treat biometrics as sensitive consumer information, and Illinois and Texas have also adopted laws regulating the use of such information. The new Congress may also adopt new privacy and data security obligations that could supplement or preempt state privacy laws. Charter and GCI Holdings cannot predict whether any of the above efforts will be successful, challenged, upheld, vacated, or preempted, or how new legislation and regulations, if any, would affect their businesses.

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

Charter and GCI Holdings’ residential Internet services face competition across their footprints from fiber-to-the-home (“FTTH”), fixed wireless broadband, Internet delivered via low earth orbit (“LEO”) or geostationary satellite and digital subscriber line (“DSL”) services. AT&T, Inc. (“AT&T”), Frontier Communications Corporation (“Frontier”) and Verizon are Charter’s primary FTTH competitors and several of these FTTH competitors deliver 1 Gbps broadband speed (and some deliver multi Gbps) in at least a portion of their footprints which overlap Charter’s footprint. Additionally, several national mobile network operators offer LTE or 5G delivered cell phone home Internet service (fixed wireless access from cell phone towers) in Charter’s markets. In several markets, Charter and GCI Holdings also face competition from one or more fixed wireless providers that deliver point-to-point Internet connectivity. Internet services based on LEO technology have been gaining market share. DSL service is offered across Charter’s footprint and a portion of GCI Holdings’ footprint, often at prices lower than Charter and GCI Holdings’ Internet services, although typically at speeds much lower than the minimum speeds offered by Charter and GCI Holdings. In addition, commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. In addition, providers are constructing open access networks that can deliver services from multiple underlying Internet service providers. These options offer alternatives to cable-based Internet access. Charter faces terrestrial broadband Internet (defined by the FCC as at least 100 Mbps) competition from three primary competitors, AT&T, Frontier and Verizon, in approximately 25%, 9% and 6% of its operating footprint, respectively.

Video competition

Charter and GCI Holdings’ residential video services face growing competition across their footprints from a number of other sources, including companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices. Increasingly, exclusive television content, including marquee content like live sporting events, is becoming available from sources other than traditional MVPDs. These competitors include virtual MVPDs such as YouTube TV, Hulu Live, Sling TV, Philo and DirecTV Stream. Other online video business models and products have also developed, some offered by programmers including, (i) subscription video on demand (“SVOD”) services such as Netflix, Apple TV+, Amazon Prime and Hulu Plus, (ii) programmer streaming applications such as Max, Disney+, Peacock and Paramount+, (iii) ad-supported free online video products, including YouTube and Pluto TV, some of which offer programming for free to consumers that Charter currently purchases for a fee, (iv) pay-per-view products, such as iTunes, and (v) additional offerings from mobile providers which continue to integrate and bundle video services and mobile products. Historically, Charter has generally viewed SVOD online video services as complementary to its own video offering and, in the case of programmer streaming applications, Charter is packaging with the linear offerings. However, services from virtual MVPDs and programmer streaming applications, as well as piracy and password sharing, negatively impact the number of customers purchasing Charter’s video product.

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

GCI Holdings has announced that it plans to exit the video business in 2025, subject to regulatory approvals.

Mobile Competition

Charter and GCI Holdings’ mobile services face competition from national mobile network operators including AT&T, Verizon and for Charter only, T-Mobile US, Inc. (“T-Mobile”), as well as a variety of regional operators and mobile virtual network operators. Most carriers offer unlimited data packages to customers while some also offer free or highly discounted devices. Various operators also offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds. As a regional wireless carrier, GCI Holdings may not have immediate access to some wireless handsets that are available to these national wireless carriers.

AT&T, Verizon and T-Mobile continue to expand 5G mobile services, and consolidations in the telecom industry continue to increase competition as they seek to offer converged connectivity services similar to Charter and GCI Holdings. Charter also competes for retail activations with other resellers that buy bulk wholesale service from wireless service providers for resale.

Voice competition

Charter and GCI Holdings’ residential voice services compete with wireless and wireline phone providers across their footprints, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. Charter and GCI Holdings also compete with “over-the-top” phone providers, as well as companies that sell phone cards at a cost per minute for both national and international service. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which Charter and GCI Holdings operate their residential voice services.

GCI Holdings also competes against ILECs, long-distance resellers and certain smaller rural local telephone companies for local access and long-distance. GCI Holdings has competed by offering what it believes is excellent customer service and by providing desirable bundles of services.

Additional Competition

In some of Charter and GCI Holdings’ operating areas, other regional competitors have built networks that offer a combination of Internet, video, mobile and voice services that compete with its services.

Charter and GCI Holdings also compete with other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. Competition is also posed by fixed wireless and satellite master antenna television systems serving MDUs, such as condominiums, apartment complexes, and private residential communities.

Business Services

Charter and GCI Holdings face intense competition across each of their business service product offerings. Charter’s SMB Internet, video, mobile and voice services face competition from a variety of providers as described above. Charter’s enterprise solutions face competition from the competitors described above as well as cloud-based application-service providers, managed service providers and other telecommunications carriers, such as metro and regional fiber-based carriers. GCI Holdings’ business data, wireless and voice services face similar competition as described above for its consumer products.

Advertising

Charter and GCI Holdings face intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new advertising platforms seek to attract the same advertisers. Charter and GCI Holdings compete for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, radio stations, print media, connected device platforms, direct-to-consumer ad-supported applications and online advertising companies and content providers.

Human Capital Resources

Employees

As described above, Liberty Broadband is party to a services agreement with Liberty, pursuant to which 84 Liberty corporate employees provide certain management services to Liberty Broadband for a determined fee. As a result, Liberty Broadband is not responsible for the hiring, retention and compensation of these individuals (except that Liberty Broadband has granted equity incentive awards to these individuals). However, Liberty Broadband directly benefits from the efforts undertaken by Liberty to attract and retain talented employees. Liberty strives to create a workplace with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Liberty Broadband fully supports these efforts.

As of December 31, 2024, the Company’s consolidated subsidiaries had an aggregate of approximately 1,900 full and part-time employees and the Company is not party to any union contracts with its employees. Liberty Broadband believes that its employee relations are good.

GCI Holdings

GCI Holdings has been operating in Alaska for more than 40 years and most of its employees live in the communities it serves. While most employees live in Alaska, GCI Holdings has employees located throughout the United States, and approximately 70% of GCI’s employees work from home. Many of GCI’s employees have been with the company for decades and, in some cases, their children have joined the GCI team and have become the next generation of the GCI family. This sense of family and valuing its employees is a strong part of GCI’s culture and is one that generates pride among employees and company leadership. GCI is committed to creating and maintaining an environment that provides opportunities for excellence and advancements. To that end, GCI is committed to ensuring its employees, at all levels of the company, are experts in their fields, and provides opportunities for training, including certifications relating to various technical aspects of the GCI business, training in people skills, management best practices and team-building, as well as tuition reimbursement to employees who are pursuing college or technical schools degrees while working for GCI. In 2020, GCI launched an initiative to evaluate the incorporation of diversity, equity and inclusion principles in all corporate operations and continues to assess and evolve its practices to create a focus on these principles.

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

Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Factors Relating to Our Corporate History and Structure

●	As a holding company, we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.
●	Other than cash generated from our participation in Charter’s stock repurchase program or cash loaned to us by Charter pursuant to the Stockholders and Letter Agreement Amendment, we do not have access to the cash that Charter generates from its operating activities.
●	We rely on Charter to provide us with the financial information that we use in accounting for our ownership interest in Charter as well as information regarding Charter that we include in our public filings.
●	We may become subject to the Investment Company Act.
●	Our company has overlapping directors and officers with Liberty, QVC Group and Liberty TripAdvisor Holdings, Inc. (“TripCo”), which may lead to conflicting interests.
●	Certain of our inter-company agreements were negotiated while we were a subsidiary of Liberty, and hence may not be the result of arms’ length negotiations.
●	Our ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change”.

Factors Related to Our and Our Subsidiaries’ Indebtedness

●	Our company may have future capital needs and may not be able to obtain additional financing, or refinance or renew our existing indebtedness, on acceptable terms.
●	We and our subsidiaries have significant indebtedness.
●	The agreements that govern our and our subsidiaries’ current and future indebtedness may contain various affirmative and restrictive covenants that will limit our discretion in the operation of our business.
●	Variable rate indebtedness subjects us to interest rate risk.

Factors Relating to GCI

●	GCI faces competition, including from non-geostationary satellites, that may reduce its market share and harm its financial performance.

●	If GCI experiences customer losses, our company’s financial performance will be negatively impacted.
●	Adverse economic conditions in the U.S. and inflationary pressures on input costs and labor.
●	GCI may be unable to obtain or maintain the roaming services it needs to remain competitive.
●	Changes to or interpretations of existing statutes, rules, regulations, or the adoption of new ones.
●	USF receivables and contributions are subject to change due to regulatory actions taken by the FCC or legislative or judicial actions that change the rules and regulations governing the USF program.
●	GCI’s ability to comply with the USF program requirements.
●	Loss of GCI’s ETC status would disqualify it for USF support.
●	A disruption in the payment of USF support or federal grants on which GCI Holdings relies, through Executive Branch action or otherwise.
●	A successful legal challenge to the constitutionality of the USF could disrupt or eliminate GCI’s USF support.
●	GCI may not meet its performance plan milestones under the Alaska High Cost Order.
●	GCI may lose USF high cost support after 2026 if certain competitive conditions are met.
●	GCI may experience delayed or lost USF high cost support if the FCC does not approve its mobile performance plan in 2026, or its fixed broadband performance plan in or after 2028.
●	The decline in GCI’s Other revenue results of operations may accelerate.
●	Failure to stay abreast of new technology could affect GCI’s ability to compete in the industry.
●	GCI’s operations, which are geographically concentrated in Alaska, are impacted by the economic conditions in Alaska, and GCI may not be able to increase its share of the existing market for its services.
●	Natural or man-made disasters or terrorist attacks could have an adverse effect on GCI’s business.
●	Cyberattacks or other network disruptions could have an adverse effect on our company and GCI’s business.
●	The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
●	Increases in data usage on GCI’s wired and wireless networks may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for GCI’s customers.
●	Prolonged service interruptions or system failures could affect GCI’s business.
●	GCI’s ability to immediately restore the entirety of its service may be limited if failures occur in GCI’s undersea fiber optic cable systems, its TERRA facilities, or its satellite communications systems.
●	GCI depends on a limited number of third-party vendors and will not be able to meet the needs of its customers if it does not obtain the necessary communications equipment from such vendors.
●	Climate change and increasingly stringent environmental laws, rules and regulations, and customer expectations could adversely affect GCI’s business.
●	GCI does not have insurance to cover certain risks to which it is subject, which could lead to the occurrence of uninsured liabilities.
●	Any errors, cyber-attacks or other operational disruption to GCI’s third-party vendor’s customer billing systems could have adverse operational, financial and reputational effects on our company’s business.
●	Any significant impairment of GCI’s indefinite-lived intangible assets would lead to a reduction in its net operating performance and a decrease in its assets.

Factors Relating to Charter

●	Charter operates in a competitive business environment affecting its ability to attract and retain customers.
●	Events could disrupt or result in unauthorized access to Charter’s networks, information systems or properties and could impair its operating activities and negatively impact Charter’s reputation and financial results.
●	If Charter is unable to procure the necessary services, equipment, software or licenses from its third-party service providers, suppliers and licensors on reasonable terms and on a timely basis, its ability to offer services could be impaired.
●	Any failure to respond to technological developments and meet customer demand for new products and services could adversely affect its ability to compete effectively.
●	Charter’s business may be adversely affected if it cannot continue to license or enforce the intellectual property rights on which its business depends.
●	Charter may not have the ability to pass on to its customers all of the increases in programming costs, which could adversely affect its cash flow and operating margins.
●	Issues related to the development and use of artificial intelligence (“AI”) could give rise to legal or regulatory action, damage Charter’s reputation or otherwise materially harm its business.

●	Charter’s exposure to the economic conditions of its current and potential customers, vendors and third parties could adversely affect its cash flow, results of operations and financial condition.
●	If Charter is unable to retain key employees, its ability to manage its business could be adversely affected.
●	Charter has a significant amount of debt and expects to incur significant additional debt in the future.
●	The agreements and instruments governing Charter’s debt contain restrictions and limitations.
●	Charter’s business is subject to extensive governmental legislation and regulation.
●	Changes to the existing legal and regulatory framework under which Charter operates or the regulatory programs in which Charter or its competitors participate.
●	Tax legislation and administrative initiatives or challenges to Charter’s tax and fee positions.
●	The failure of Charter to renew a franchise or the grant of additional franchises in one or more service areas.

Factors Relating to our Common Stock and the Securities Market

●	Our stock price is directly affected by the results of operations of Charter and developments in its business.
●	There is no meaningful trading market for our Series B common stock quoted on the OTC Markets.
●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.
●	Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.
●	Common stock transactions by our insiders could depress the market price of those stocks.

Factors Relating to the Transactions

●	The Combination may not qualify as a “reorganization” within the meaning of Section 368(a) of the Code or the IRS may disagree with the intended tax treatment of any proceeds we receive from the repurchase of Charter shares or certain loans we receive from Charter.
●	The proposed Transactions may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
●	We expect to incur costs and expenses in connection with the Transactions.
●	The announcement and pendency of the Transactions could divert the attention of management and cause disruptions in our business and the business of Charter.
●	We are subject to contractual restrictions while the Transactions are pending.
●	The Transactions are subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all.
●	The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Combination, could discourage a potential acquiror from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a substantial termination fee to Charter.
●	Failure to complete the GCI Divestiture on the agreed terms could delay or prevent the completion of the Combination.
●	The GCI Divestiture may result in substantial income tax liabilities for our company, which Charter will bear upon completion of the Combination, and for holders of shares of our common stock.

Factors Relating to Our Corporate History and Structure

We are a holding company, and we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.

Our ability to meet our current and future financial obligations, including to make debt service obligations under the Margin Loan Agreement (as defined below) and the Company Debentures, and other contractual commitments depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our wholly owned subsidiaries, any dividends and interest we may receive from our investments, available funds under the Margin Loan Agreement (which was $1,150 million as of December 31, 2024), cash generated from our participation in Charter’s stock repurchase program or cash loaned to us by Charter pursuant to the Stockholders and Letter Agreement Amendment and proceeds from any asset sales or other forms of asset monetization we may undertake in the future (subject to certain restrictions in the Merger Agreement). In addition, the ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some state regulators have imposed, and others may consider imposing on regulated companies, including us, cash management practices that could limit the ability of such regulated companies to transfer cash between subsidiaries or to the parent company. While none of the existing state regulations materially affect our cash management, any changes to the existing regulations or imposition of new regulations or restrictions may materially adversely affect our ability to transfer cash within our consolidated companies.

Other than cash generated from our participation in Charter’s stock repurchase program or cash loaned to us by Charter, in each case, pursuant to the Stockholders and Letter Agreement Amendment, we do not have access to the cash that Charter generates from its operating activities.

Notwithstanding our ownership interest in Charter and our having three nominees on its thirteen-member board of directors, we have no ability to cause Charter to pay dividends to us, and we cannot cause Charter to make funds available to us except pursuant to the terms of the Stockholders Agreement and the Letter Agreement, each as amended by the Stockholders and Letter Agreement Amendment.

During the pendency of the proposed Transactions, the Stockholders and Letter Agreement Amendment modifies the terms set forth in the existing Letter Agreement with respect to our participation in Charter’s stock repurchase program. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions, Charter will repurchase shares of Charter Class A common stock from us in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, we would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce our equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to us an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date the Company Debentures are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, we would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under our Margin Loan Facility.

The repurchases of our shares of Charter Class A common stock during such period are intended to facilitate our repayment of certain of our outstanding indebtedness and to allow us to maintain sufficient liquidity to fund our ongoing operations during the pendency of the proposed Transactions. If the repurchases and/or loans are not consummated on the agreed terms, or otherwise fail to meet the intended objectives, there could be adverse effects on each of our and Charter’s financial positions and on the Combination.

Charter generated approximately $14.4 billion, $14.4 billion and $14.9 billion of cash from its operations during the years ended December 31, 2024, 2023 and 2022, respectively. Charter uses the cash it generates from its operations primarily to fund its business operations, service its debt and other financial obligations and repurchase shares of its common stock. We do not have access to the cash that Charter generates unless Charter declares a dividend on its capital stock payable in cash, engages in stock repurchases for cash, loans money to us, in each case, pursuant to the terms of the Stockholders and Letter Agreement Amendment or otherwise distributes or makes payments to its stockholders, including us. Historically, Charter has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business, to service its debt obligations and to repurchase shares of its common stock. Covenants in Charter’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Charter will continue to apply its available cash as described above.

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

We may become subject to the Investment Company Act.

We do not believe we are currently subject to regulation under the Investment Company Act because our investment in Charter enables us to exercise significant influence over Charter. We have substantial involvement in the management and affairs of Charter, including through our board nominees. We nominated three of Charter’s thirteen current directors. In connection with the Time Warner Cable merger and acquisition of Bright House, on May 23, 2015, we entered into the Stockholders Agreement, which continues to provide us with board nomination rights. If, however, our investment in Charter was deemed to become passive (such as in the event that our equity interests were significantly diluted and our nominees ceased to serve as directors of Charter), we could become subject to regulation under the Investment Company Act. In such event, we would be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting and could restrict our activities going forward. Our restated certificate of incorporation includes a provision that would enable us, at the option of our board of directors, to automatically convert each outstanding share of our Series B common stock into one share of our Series A common stock at such time as we have outstanding less than 20% of the total number of shares of our Series B common stock issued in our 2014 spin-off from Liberty. In addition, if we were to become inadvertently subject to the Investment Company Act and failed to register as an investment company in violation of the Investment Company Act, such violation could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that our contracts would be deemed unenforceable.

Our company has overlapping directors and officers with Liberty, QVC Group and TripCo, which may lead to conflicting interests.

As a result of our spin-off from Liberty in 2014 and other transactions between 2011 and 2014 that resulted in the separate corporate existence of Liberty, QVC Group and TripCo, all of our executive officers also serve as executive officers of Liberty, QVC Group and TripCo, and there are overlapping directors. None of these companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty, QVC Group, TripCo or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty, QVC Group or TripCo pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Each of our company and TripCo has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Liberty, QVC Group and TripCo) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to our company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty, QVC Group, TripCo, and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty, QVC Group, TripCo, or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Certain of our inter-company agreements were negotiated while we were a subsidiary of Liberty.

We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Liberty for certain of our businesses. In addition, we entered into a services agreement with Liberty pursuant to which it provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we reimburse them on a fixed fee basis, which had previously been amended to provide components of our former President and Chief Executive Officer’s compensation was either paid directly to him by our Company or reimbursed to Liberty, in each case, based on the allocation set forth in the amendment. The terms of all of these agreements (other than the amendment to the services agreement) were established while we were a wholly owned subsidiary of Liberty, and hence may not be the result of arms’ length negotiations. In addition, in connection with a prior transaction, GCI Liberty and QVC Group entered into a tax sharing agreement and indemnification agreement which were assumed by us. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

Our ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), of our Company.

At December 31, 2024, we had deferred tax assets attributable to federal and state net operating losses and disallowed business interest carryforwards of $61 million and under the Code, we may carry forward our federal net operating losses and disallowed business interest deductions in certain circumstances to offset current and future taxable income and reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation's stock over a rolling three-year period) at a time when our market capitalization is below a certain level or proposed Treasury regulations under Section 382 of the Code issued during 2019 have become final and are applicable (taking into account the delayed effective date of such regulations), our ability to use our federal net operating loss and disallowed business interest carryforwards could be substantially limited. This limit could impact the timing of the usage of our net operating loss and disallowed business interest carryforwards, thus accelerating federal cash tax payments or causing certain federal net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset. Similar limitations may also apply at the state level.

Factors Related to Our and Our Subsidiaries’ Indebtedness

The following risks relate to the ownership of our and our subsidiaries’ indebtedness. However, while the Transactions are pending, we are currently subject to certain contractual restrictions and therefore may not be able to take some or all of the actions described below. See “—Factors Relating to the Proposed Transactions–We are subject to contractual restrictions while the Transactions are pending, which could adversely affect our business.”

Our company may have future capital needs and may not be able to obtain additional financing, or refinance or renew our existing indebtedness, on acceptable terms. Further, our and our subsidiaries’ ability to service our respective debt and any other obligations will require access to funds, which may be restricted.

As of December 31, 2024, we and our subsidiaries had approximately $3.7 billion principal amount of debt outstanding, consisting of (i) $790 million outstanding under a credit agreement (as amended, the “Margin Loan Agreement”) governing a multi-draw margin loan agreement credit facility entered into in 2017 by a bankruptcy remote wholly owned subsidiary (“SPV”) of Liberty Broadband; (ii) $965 million outstanding under our 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures due 2053”); (iii) $860 million outstanding under our 3.125% Exchangeable Senior Debentures due 2054 (the “3.125% Debentures due 2054” and, together with the 3.125% Debentures due 2053, collectively, the “Company Debentures”); (iv) $600 million outstanding under GCI, LLC’s 4.750% senior notes due 2028 (the “Senior Notes”); (iv) $447 million in outstanding term and revolving loans under GCI, LLC’s senior secured credit facility with a syndicate of banks (the “Senior Credit Facility”); and (v) $4 million outstanding under a note payable to Wells Fargo originally issued by GCI. We also had, at December 31, 2024, $1,150 million remaining available to be drawn, subject to certain terms and conditions, until five business days prior to June 30, 2027 under the Margin Loan Agreement.

Our and our subsidiaries’ ability to service the respective financial obligations will depend on our and their ability to access cash, and cash flows from operations may be insufficient to satisfy the respective financial obligations under indebtedness outstanding from time to time. Accessing cash at operating subsidiaries will depend on those subsidiaries’ individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. The obligations under the Margin Loan Agreement are secured by a portion of our ownership interest in Charter. Such equity interests are held through SPV. The terms of the Margin Loan Agreement limit our company’s ability to secure additional financing with our ownership interest in Charter on favorable terms. In addition, covenants included in the Senior Notes and Senior Credit Facility will limit the ability of certain subsidiaries to upstream or downstream cash for this purpose. Our and our subsidiaries’ other potential sources of cash include available cash balances, dividends and interest from its investments, monetization of public investments, and proceeds from asset sales. Further, the Merger Agreement provides that, following the satisfaction of certain conditions, we must redeem the Company Debentures if requested by Charter. Such redemption may be funded by incurring additional indebtedness permitted under the Merger Agreement, including possible loans from Charter.

Moreover, our and our subsidiaries’ ability to secure additional financing will depend upon the operating performance of our subsidiaries, the value of our investment in Charter, prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, the state of competition in our subsidiaries’ respective markets, the outcome of certain legislative and regulatory issues and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available, or that we will be able to renew or refinance existing indebtedness, on desirable terms or at all. In particular, during 2024, uncertainty surrounding global growth rates, rising inflation and interest rates continued to produce volatility in the credit and equity markets. As of December 31, 2024, the markets remain volatile and the economic outlook remains uncertain. If financing is not available when needed or is not available on favorable terms, we and our subsidiaries may be unable to take advantage of business or market opportunities as they arise, which could have a material adverse effect on our business and financial condition.

We and our subsidiaries have significant indebtedness, which could adversely affect our business and financial condition.

As discussed above, as of December 31, 2024, we and our subsidiaries had approximately $3.7 billion principal amount of debt outstanding. As a result of this significant indebtedness, we and our subsidiaries may:

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

In addition, it is possible that we may need to incur additional indebtedness in the future. For example, the Merger Agreement provides that, following the satisfaction of certain conditions, we must redeem the Company Debentures if requested by Charter. Such redemption may be funded by incurring additional indebtedness permitted under the Merger Agreement, including possible loans from Charter. As of December 31, 2024, we had $1,150 million remaining available to be drawn, subject to certain terms and conditions, until five business days prior to June 30, 2027 under the Margin Loan Agreement. If new debt is added to the current debt levels, the risks described above could intensify. For additional limitations on our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments” and “Other than cash generated from our participation in Charter’s stock repurchase program or cash loaned to us by Charter, in each case, pursuant to the  Stockholders and Letter Agreement Amendment, we do not have access to the cash that Charter generates from its operating activities” above.

The agreements that govern our and our subsidiaries’ current and future indebtedness may contain various affirmative and restrictive covenants that will limit our discretion in the operation of our business.

As discussed above, SPV entered into the Margin Loan Agreement pursuant to which SPV had outstanding borrowings of $790 million, with $1,150 million remaining available to be drawn, subject to certain terms and conditions, until five business days prior to June 30, 2027, at December 31, 2024. The Margin Loan Agreement contains various covenants, including those that limit our ability to, among other things, incur indebtedness either directly, through another of our subsidiaries, or by having SPV enter into financing arrangements with respect to the stock of Charter, and cause SPV to enter into unrelated businesses or otherwise conduct business other than owning common stock of Charter and other assets as permitted under the Margin Loan Agreement documents.

Further, the agreements governing our and our subsidiaries’ other indebtedness contain various covenants that could materially and adversely affect our and our subsidiaries’ ability to finance future operations or capital needs and to engage in other business activities that may be in our and their best interest.

Subject to the restrictions set forth in the Merger Agreement, we may also enter into certain other indebtedness arrangements in the future. The instruments governing such indebtedness often contain covenants that, among other things, place certain limitations on a borrower’s ability to incur more debt, exceed specified leverage ratios, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets. Any failure to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business and financial condition.

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

GCI faces competition, including from non-geostationary satellites, that may reduce its market share and harm its financial performance.

There is substantial competition in the telecommunications and entertainment industries. Through mergers, various service integration strategies, and business alliances, major providers are striving to strengthen their competitive positions. GCI faces increased wireless services competition from national carriers in the Alaska market who are often able to offer more flexible subscription packages and exclusive content. GCI also faces competition from direct-to-user non-geostationary satellite-based internet providers.

Our company expects competition to increase as a result of the rapid development of new technologies, services, and products, including the increasing use of AI and machine learning technologies, and the availability of increased federal funding of broadband infrastructure. Our company cannot predict which of many possible future technologies, products or services will be important to maintain GCI’s competitive position or what expenditures will be required to develop and provide these technologies, products or services. GCI’s ability to compete successfully will depend on marketing and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, improvements in network quality and capacity, changes in consumer preferences or habits, demographic trends, economic conditions, and pricing strategies by competitors. To the extent GCI does not keep pace with technological advances or fails to timely respond to changes in competitive factors in its industry and in its markets, GCI could lose market share or experience a decline in its revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services. Competitive pressures also create challenges for its ability to grow new businesses or introduce new services successfully and execute its business plan. GCI also faces the risk of potential price cuts by our company’s competitors partially driven by federal funding for broadband infrastructure that could materially adversely affect its market share and gross margins.

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

GCI is in the business of selling communication services to subscribers, and its economic success is based on its ability to retain current subscribers and attract new subscribers. If GCI is unable to retain and attract subscribers, its and our company’s financial performance will be impaired. GCI’s rates of subscriber acquisition and turnover are affected by a number of competitive factors, including the size of its service areas, network performance and reliability issues, changing technologies, its device and service offerings, subscribers’ perceptions of its services, and customer care quality. Managing these factors and subscribers’ expectations is essential in attracting and retaining subscribers. Although GCI has implemented programs to attract new subscribers and address subscriber turnover, our company cannot make assurances that these programs or GCI’s strategies to address subscriber acquisition and turnover will be successful. A high rate of turnover or subscriber loss would reduce revenue and increase the total marketing expenditures required to attract the minimum number of subscribers required to sustain GCI’s business plan which, in turn, could have a material adverse effect on our company’s business, financial condition, and results of operations.

Adverse economic conditions in the U.S. and inflationary pressures on input costs and labor could impact GCI’s results of operations.

In recent years, varying factors have contributed to significant volatility and disruption of financial markets and global supply chains. Additionally, the U.S. Federal Reserve began steadily increasing interest rates in March 2022 and throughout 2023, though they have started decreasing rates in 2024. Inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Unfavorable economic conditions, such as a recession or economic slowdown in the U.S., or inflation in the markets in which GCI operates, could negatively affect the affordability of and demand for GCI’s products and services and its cost of doing business. GCI has experienced increased interest expense as a result of higher interest rates, as well as higher labor, information technologies and capital expenditure costs due to inflation. Increased costs to equipment, for example due to increased tariffs, could also impact GCI’s results.

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. The Alaska state government has financial reserves that GCI believes may be able to help fund the state government for the next couple of years. The Alaska economy is subject to recessionary pressures as a result of the economic impacts of volatility in oil prices, inflation, and other causes that could result in a decrease in economic activity. While it is difficult for GCI to predict the future impact of a recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI’s customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI and could lead to an increase in accounts receivable and bad debt expense. If Alaska experiences a recession or economic slowdown, it could negatively affect GCI’s business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations, and enhance shareholder returns.

In addition, beginning in 2022 and continuing in 2023 and 2024, GCI began to experience the impact of inflation-sensitive items, including upward pressure on the costs of materials, labor, and other items that are critical to GCI’s business. GCI continues to monitor these impacts closely and, if costs continue to rise, GCI may be unable to recoup losses or offset diminished margins by passing these costs through to its customers or implementing offsetting cost reductions.

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

As described above in Part I, Item 1. “Business – Regulatory Matters,” GCI’s business is subject to extensive federal and state governmental legislation and regulation. There can be no assurance that future changes or additions to the regulatory system under which GCI operates will benefit or have no adverse effect on GCI. Similarly, these rules and regulations are subject to interpretation by the applicable agencies, and new interpretations, which could impact GCI’s operations and have an adverse effect on GCI’s business, position, results of operations, or liquidity. There can be no assurance that future regulatory actions taken by Congress, the FCC or other federal, state or local government authorities, by the judiciary or through Executive Branch action, will not have a similar effect.

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

With respect to Internet services provided by GCI, GCI could be adversely impacted by the reclassification of Internet service as a telecommunications service under Title II of the Communications Act. In 2015, the FCC classified Internet service as a telecommunication service. The FCC’s implementing regulations prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users’ and edge providers’ ability to send traffic to, from, and among each other. Although a 2018 FCC order returned to a Title I classification of Internet service and eliminated many of the requirements imposed in its initial 2015 order, in 2024 the FCC adopted an order again reclassifying Internet services as a Title II service and to adopt “net neutrality” rules regulating the Internet under Title II. On January 2, 2025, the United State Court of Appeals for the Sixth Circuit vacated the FCC’s 2024 order. Nonetheless, new presidential administrations, Congress and state legislatures may undertake similar efforts. For example, California and Vermont have undertaken such efforts and some states, such as New York, have adopted rules capping internet access rates for at least some services or customers. Any such rules could increase GCI’s costs and could adversely affect the manner and price of providing service, which could have a material adverse effect on GCI’s business, financial position, results of operations, or liquidity.

USF receivables and contributions are subject to change due to regulatory actions taken by the FCC, including the FCC’s interpretations of the USF program rules, or legislative actions that change the rules and regulations governing the USF program.

GCI participates in various USF programs, which provide government subsidies for service to schools, libraries and certain health care providers, to low-income and other eligible households and to support networks in high-cost areas. This support was 42% and 39% of GCI’s revenue for the years ended December 31, 2024 and 2023, respectively. GCI had USF net receivables of $125 million and $102 million at December 31, 2024 and 2023, respectively. In addition, the USF programs require GCI, Charter and other telecommunications providers to make contributions, based on certain revenue earned, into a fund used to subsidize nationwide these USF programs. The USF programs in which GCI participates are highly regulated. While the rules and regulations governing the USF programs are fairly robust, there can be no assurance that any new rules or regulations adopted will not impact GCI’s USF program anticipated receivables or contribution payments. Further, the FCC and Universal Service Administrative Company (“USAC”) may interpret or apply the applicable rules and regulations in ways that are unexpected to GCI or other program participants. As a result, material changes to receivables and contributions may occur, which could have an adverse effect on GCI’s business and our company’s financial position, results of operations or liquidity. GCI has experienced material changes to receivables and contributions from the USF programs in recent years. For example, in October 2018, the Bureau notified GCI of its decision to reduce rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26%, resulting in a reduction of total support payments of $28 million, and applied the same cost methodology for the funding years ended on June 30, 2019 and June 30, 2020. In addition, although the FCC has adjusted the RHC Program funding cap and committed to annual adjustments in future years for inflation, there is no guarantee that aggregate funding will be available to pay in full the approved funding for future years. Furthermore, the FCC has adopted a series of changes to the manner in which support issued under the RHC Program will be calculated and approved and has a pending rulemaking to consider additional future changes. Also, in November 2024, the FCC adopted changes to the mechanisms for support of fixed and mobile telecommunications networks in Alaska, with further changes under consideration in a pending rulemaking. Those changes will increase support for service to high cost areas in 2025 and 2026, but that support may be subject to some reductions thereafter. GCI is currently unable to assess the substance, impact on funding or timing of any such changes to any of the USF programs.

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

Loss of GCI’s ETC status would disqualify it for high cost and low-income USF support.

The USF pays support to ETCs to support the provision of facilities-based wireline and wireless telephone service in high cost areas and to low-income consumers. If GCI were to lose its ETC status in any of the high cost areas where it is currently an authorized ETC whether due to legislative or regulatory reform or its failure to comply with applicable laws and regulations, GCI would be ineligible to receive high cost or low income USF support for providing service in that area, which would have an adverse effect on our company’s business, financial position, results of operations or liquidity.

A disruption in the payment of USF support or federal grants on which GCI relies, through Executive Branch action or otherwise, could delay or halt those payments.

GCI receives a substantial portion of its revenues from federal universal service support to support infrastructure and services, as well as federal grants, whether as a recipient or a subrecipient, that fund infrastructure investments.  On January 27, 2025, the OMB issued a memorandum directing a pause in federal financial assistance pending review for consistency with presidential executive actions.  On January 28, 2025, OMB clarified that this only applied to programs affected by certain specified executive actions, which did not appear to include FCC universal service support programs but may include some grants that GCI receives as a recipient or subrecipient, or for which it has applied. OMB withdrew the memorandum on January 29, 2025, and two federal district courts have subsequently issued temporary restraining orders affecting the memorandum.  Further reviews may be ongoing by the FCC, NTIA or the Rural Utility Service.  Any pause or other disruption in USF or grant disbursements, or if any pause were to extend to federal universal service support programs, or to other infrastructure grants GCI receives, or if any such pause were to become extended, could have a material adverse effect on GCI’s business and our Company’s financial position, results of operations or liquidity.

A successful legal challenge to the constitutionality of the USF could disrupt or eliminate GCI’s USF support.

There have been a number of legal challenges to the constitutionality of the USF.  The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program is unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that the public delegation of legislative authority to the FCC, combined with the private delegation of authority from the FCC to the USAC resulted in an impermissible and unconstitutional delegation of Congress’ Article I authority. The Supreme Court granted petitions for certiorari from the Fifth Circuit’s decision, and the case is likely to be decided by summer 2025. In addition, it is likely that additional cases and appeals will continue to be filed in relation to the matter. There is significant uncertainty regarding the outcome of the Supreme Court review, as well as whether any action taken by the FCC or Congress to resolve the issue would be sufficient and what impact such actions might have on the USF program. A Supreme Court ruling upholding the Fifth Circuit’s decision or, more broadly, that the legislation establishing the USF program is unconstitutional could disrupt or eliminate GCI’s USF support unless and until any identified legal defects with the program structure or administration are remedied. Such a ruling would likely result in a material decrease in revenue and accounts receivable, which would have an adverse effect on GCI’s business and an adverse effect on the Company’s financial position, results of operations or liquidity. USF support was 42% and 39% of GCI’s revenue for the years ended December 31, 2024 and 2023, respectively. GCI had USF net receivables of $125 million and $102 million at December 31, 2024 and 2023, respectively. Without USF support, telecommunications providers, including GCI, may need to consider various actions including, but not limited to, terminating certain high cost or low profit services, discontinuing rural networks or a reduction in workforce, which could have a negative impact on GCI’s business.

GCI may not meet its performance plan milestones under the Alaska High Cost Order.

As an ETC, GCI receives support from the USF to support the provision of wireline local access and wireless service in high cost areas. In 2016, the FCC published the Alaska High Cost Order which requires GCI to submit to the FCC a performance plan with five-year and ten-year commitments. The FCC approved revised performance obligations in 2021. If GCI is unable to meet the final performance plan milestones approved by the FCC it will be required to repay 1.89 times the average amount of support per location received over the ten-year term for the relevant number of locations that GCI failed to deploy to, plus potentially ten percent of its total Alaska High Cost Order support received over the ten-year term. In addition, failure to meet the performance plan milestones under the Alaska High Cost Order could result in GCI being disqualified from participating in the Alaska Connect Fund mobile high cost support, which is a successor plan to the Alaska High Cost Order and would provide high cost universal service support through 2034. Inability to meet GCI’s performance plan milestones with or without disqualification from the Alaska Connect Fund could have an adverse effect on its business, financial position, results of operations, or liquidity.

GCI may lose USF high cost support after 2026 if certain competitive conditions are met.

On November 4, 2024, the FCC released an order establishing a new high cost support mechanism for Alaska, the Alaska Connect Fund, to replace the Alaska High Cost Order, which was set to expire at the end of 2026. In the Alaska Connect Fund Order, the FCC increased by 30% the annual support that each Alaska High Cost Order recipient received, starting January 1, 2025, through the end of 2026 for mobile services and through the end of 2028 for fixed services. For mobile services, support may be reduced after 2026 to the extent associated with any areas deemed ineligible for support, and may be further reduced after 2030 in areas served by more than one Alaska Connect Fund supported provider based upon a competitive selection process still pending further FCC consideration in a pending rulemaking proceeding. Because key elements of these processes are still being defined by the FCC, GCI cannot estimate whether or to what extent it will experience a reduction of mobile high cost universal service support after 2026. Similarly, GCI cannot estimate whether or to what extent it may experience a reduction in fixed broadband support after 2028.

GCI may experience delayed or lost USF high cost support if the FCC does not approve its mobile performance plan in 2026, or its fixed broadband performance plan in or after 2028.

Continuation of GCI’s high cost support after 2026, for mobile service, and after 2028, for fixed voice and broadband service, is contingent upon obtaining FCC approval for its performance plan in which it would make commitments as to how support would be used to improve mobile and fixed broadband services, respectively.  If GCI cannot obtain FCC approval of its performance plan by the end of 2026, for mobile services, or the end of 2028, for fixed services, it could be subject to a delay or loss of such support.

The decline in GCI’s Other revenue, which includes video, long-distance, and local access services, may accelerate.

Our company expects GCI’s Other revenue, which includes video, long-distance and local access services, will continue to decline. GCI has experienced declines in video and voice subscribers, consistent with the industry. Video revenue has seen further losses as a result of the transition from traditional linear video delivery to IP delivery and GCI’s decision to discontinue selling bulk video packages for multi-dwelling units. GCI Holdings has announced that it plans to exit the video business in 2025, subject to regulatory approvals.

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

Our company’s operations depend upon the transmission of information over the Internet. Unauthorized parties attempt to gain access to our company’s and its vendors’ information systems by, among other things, hacking into its systems or those of third parties, through fraud or other means of deceiving our company’s employees or its vendors, burglaries, errors by our company or its vendors’ employees, misappropriation of data by employees, or other irregularities that may result in persons obtaining unauthorized access to its data. The techniques used to gain such access to our company’s or its vendors’ information systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving and continue to become more sophisticated and targeted, may be difficult to detect quickly, and often are not recognized until launched against a target. Further, the use of AI and machine learning by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our suppliers, vendors and other service providers.

Cyberattacks against GCI’s or our company’s vendors’ technological infrastructure or breaches of information systems may cause equipment failures, disruption of its or their operations, and potentially unauthorized access to confidential customer or employee data, which could subject our company to increased costs and other liabilities as discussed further below. Cybersecurity incidents and cybersecurity threats, which include the use of malware, computer viruses, and other means for service disruption or unauthorized access to confidential customer or employee data, have increased in frequency, scope, and potential harm for businesses in recent years. It is possible for such cybersecurity incidents and cybersecurity threats to go undetected for an extended period of time, increasing the potential harm to GCI’s or our company’s respective customers, employees, assets, and reputation. For example, third-party service providers, such as telecommunications and cloud services providers, have been subject to increasing cyberattacks from state-sponsored threat actors that could materially impact our information systems and operations.

To date, our company and GCI have not been subject to cybersecurity incidents or disruptions of information systems that, individually or in the aggregate, have been material to our or GCI’s operations or financial condition. Although our company and GCI have not detected such a material security breach or cybersecurity incident to date, our company and GCI have been the target of events of this nature and expect to be subject to similar attacks in the future. Our company and GCI engage in a variety of preventive measures at an increased cost intended to reduce the risk of cyberattacks and safeguard our information systems and confidential customer information, but as with all companies, these measures may not be sufficient for all eventualities, and there is no guarantee that they will be adequate to safeguard against all cybersecurity incidents, system compromises, or misuses of data. Such measures include, but are not limited to, the following practices: application whitelisting, anti-malware, message and spam filtering, encryption, advanced firewalls, threat detection, and URL filtering. Despite these preventive and detective actions, our and GCI’s efforts may be insufficient to repel a cybersecurity incident, detect all cybersecurity threats, or prevent disruption of information systems in the future and prevent the risks described above.

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

Through our company’s operations, sales and marketing activities, it collects and stores certain non-public personal information related to its customers. Our company also gathers and retains information about employees in the normal course of business. Our company may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of its business. The collection, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the collection, storage, sharing, use, disclosure and protection of personally identifiable information and user data, including regulations specific to GCI’s operations as a telecommunications carrier or video service provider. Specifically, personally identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance.

For example, California has enacted the CCPA, which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued regulations and guidance regarding the law. In November 2020, California voters approved the CPRA, which amends and expands the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions became effective on January 1, 2023. In addition, Maine, Virginia, Colorado, Utah, Connecticut, Oregon, Texas, Montana, Delaware, Florida, Iowa, Nebraska, New Hampshire and New Jersey enacted privacy and data protection laws in recent years. New privacy laws enacted in Tennessee, Indiana, Minnesota, Maryland, Kentucky and Rhode Island will take effect over the next two years. Other states in the U.S. are also separately proposing laws to regulate privacy and security of personal data.  GCI’s failure, and/or the failure by the various third party vendors and service providers with which GCI does business, to comply with applicable privacy policies or federal or state laws or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage GCI’s and our reputations and the reputation of their third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect GCI’s business, financial condition and results of operations and, as a result, our Company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

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

GCI’s communications facilities include undersea fiber optic cable systems that carry a large portion of its traffic to and from the contiguous Lower 48 states, one of which provides an alternative geographically diverse backup communication facility to the other. GCI’s facilities also include TERRA and its extensions some of which are unringed, operating in a remote environment, and are at times difficult to access for repairs. Damage to an undersea fiber optic cable system or TERRA and its extensions could result in significant unplanned expense. For example, in January 2020, a fiber break occurred in GCI’s TERRA ring in Alaska’s Cook Inlet. Although service was not materially affected and has since been fully restored, and the financial impact was not significant, full functionality was not restored until March 2020 due to the uniquely challenging environmental conditions in the location of the fiber break. Similarly, in June 2023 a fiber break occurred in the network of a third-party provider of terrestrial capacity to GCI.  GCI immediately re-routed customer services to be carried by GCI’s TERRA facilities, but service quality in several communities was materially impacted until full restoration was completed in September. Another fiber break is currently affecting the network of the third-party provider. GCI has re-routed customer services to be carried by GCI’s TERRA facilities and is considering additional alternatives until the network is restored. If a failure of both sides of the ring of GCI’s undersea fiber optic facilities or GCI’s ringed TERRA facility and its unringed extensions occurs and GCI is not able to secure alternative facilities, some of the communications services GCI offers to its customers could be interrupted, which could have a material adverse effect on our company’s business, financial position, results of operations, or liquidity.

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

GCI depends on a limited number of third-party vendors to supply wireless, Internet, video, and other telephony-related equipment. If GCI’s providers of this equipment are unable to meet GCI’s specifications or supply, in a timely manner or at all, the equipment necessary to meet GCI’s needs or provide them at an acceptable cost, GCI may not be able to satisfy demand for its services and competitors may fulfill this demand. Due to the unique characteristics of the Alaska communications markets (i.e., remote locations, rural, satellite-served, and low-density populations), in many situations GCI deploys and utilizes specialized, advanced technology and equipment that may not have a large market or demand. GCI’s vendors may not succeed in developing sufficient market penetration to sustain continuing production and may fail. Vendor bankruptcy, or acquisition without continuing product support by the acquiring company, may require GCI to replace technology before its otherwise useful end of life due to lack of on-going vendor support and product development. New restrictions on sourcing of equipment utilized in federally-supported projects may further exacerbate these risks.

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

The potential impact of climate change on GCI’s operations and customers remains uncertain. The primary risk that climate change poses to GCI’s business is the potential for increases in severe weather in the areas in which it operates. See the risk factor entitled “Natural or man-made disasters or terrorist attacks could have an adverse effect on GCI’s business” for more information on the impact of severe weather on our business. Potential physical effects of climate change, such as damage to GCI’s network infrastructure, could result in increased costs and loss of revenue. In addition, governmental initiatives to address climate change could, if adopted, restrict GCI’s operations, require GCI to make capital expenditures to comply with these initiatives, increase GCI’s costs, and impact GCI’s ability to compete. GCI’s inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material adverse impact on GCI.

In addition, there is regulatory uncertainty with respect to the U.S.’ climate change policy. On January 20, 2025, President Trump signed an executive order to withdraw the U.S. from the Paris Agreement, marking a significant shift in U.S. climate policy. It remains unclear what further actions President Trump may take with respect to domestic and international programs and initiatives, what support the Trump administration would have for any potential changes to such legislative programs and initiatives in Congress, and what the impacts of such changes may be.

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

GCI had $1.3 billion of indefinite-lived intangible assets as of December 31, 2024, consisting of goodwill of $755 million, cable certificates of $550 million and other intangibles of $41 million. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions and the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition. GCI’s cable certificates represent agreements or authorizations with government entities that allow access to homes in cable service areas, including the future economic benefits of the right to solicit and service potential customers and the right to deploy and market new services to potential customers. GCI’s wireless licenses are from the FCC and give GCI the right to provide wireless service within a certain geographical area.

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

Charter’s Internet service faces competition from other companies’ FTTH, cell phone home Internet service, Internet delivered via satellite and DSL services. Various operators offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds and also continue to expand 5G mobile services. Charter’s mobile and voice services compete with wireless and wireline phone providers, as well as other forms of communication, such as text, instant messaging, social networking services, video conferencing and email. Competition from these companies, including intensive marketing efforts with aggressive pricing, may have an adverse impact on Charter’s ability to attract and retain customers.

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

A failure to effectively anticipate or adapt to new technologies (including those that use artificial intelligence “AI”) and changes in customer expectations and behavior could significantly adversely affect its competitive position with respect to the leisure time and discretionary spending of its customers and, as a result, affect its business and results of operations. Competition may also reduce its expected growth of future cash flows which may contribute to future impairments of Charter’s franchises and goodwill and Charter’s ability to meet cash flow requirements, including debt service requirements.

Various events could disrupt or result in unauthorized access to Charter’s networks, information systems or properties and could impair its operating activities and negatively impact Charter’s reputation and financial results.

Network and information systems technologies are critical to Charter’s operating activities, both for its internal uses, such as network management, and supplying services to Charter’s customers, including customer service operations and programming delivery. Network or information system shutdowns or other service disruptions caused by events such as computer hacking, phishing, dissemination of computer viruses, worms and other destructive or disruptive software, malicious cyber activities by nation-state threat actors, “cyberattacks” such as ransomware, process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyberattacks” on companies have continued to increase in frequency, scope and potential harm in recent years, and the increasing use of AI may intensify these cybersecurity risks. While Charter develops and maintains systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. Charter, and the third parties on which Charter relies, may be unable to anticipate these techniques or implement adequate preventive measures. While from time to time attempts have been made to access Charter’s network, these events have not as yet resulted in any material release of information, degradation or disruption to its network and information systems.

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

Charter has experienced many of these events and may experience additional events in the future. Any of these events, if directed at, or experienced by, Charter or technologies upon which Charter depends, have had and could in the future have adverse consequences on Charter’s network, customers and business, including degradation of service, service disruption, excessive call volume to call centers, and damage to Charter’s or its customers' equipment and data. Large expenditures and substantial resources have been and may in the future be necessary to repair or replace damaged property, networks or information systems or to protect them from similar events in the future. Moreover, the amount and scope of insurance that Charter maintains against losses resulting from any such events or security breaches has not always been and may not in the future be sufficient to cover Charter’s losses or otherwise adequately compensate Charter for any disruptions to its business that have resulted and may result. Any such significant service disruption could result in damage to Charter’s reputation and credibility, customer dissatisfaction and ultimately a loss of customers or revenue. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect Charter’s growth, financial condition and results of operations.

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

Charter depends on a limited number of third-party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of its services and execute its network evolution and rural construction initiatives. Some of Charter’s hardware, software and operational support vendors and service providers represent its sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. Charter’s ability to provide some services and complete its network evolution and rural construction initiatives might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might interrupt or delay its ability to serve existing and new customers, if any of these parties experience or engage in the following:

●	breach or terminate or elect not to renew their agreements with Charter or otherwise fail to perform their obligations in a timely manner;
●	demand exceeds these vendors’ capacity;
●	tariffs are imposed that impact vendors' ability to perform their obligations or significantly increase the amount Charter pays;
●	experience operating or financial difficulties;
●	experience network or information system shutdowns or other service disruptions or security breaches;
●	significantly increase the amount Charter is required to pay (including demands for substantial non-monetary compensation) for necessary products or services; or
●	cease production or providing necessary software updates of any necessary product due to lack of demand, profitability or a change in ownership or are otherwise unable to provide the equipment or services Charter needs in a timely manner at its specifications and at reasonable prices.

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

Any failure to maintain and expand its upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect Charter’s ability to attract and retain customers. In addition, as Charter continues to grow its mobile services using virtual network operator rights from a third party, Charter expects continued growth-related sales and marketing and other customer acquisition costs. Charter also continues to consider and pursue opportunities in the mobile space which may include the acquisition of additional licensed spectrum and may include entering into or expanding joint ventures or partnerships with wireless or cable providers which may require significant investment. For example, Charter now holds CBRS PALs to support existing and future mobile services. These licenses are subject to revocation and expiration. Although Charter expects to be able to maintain and renew these licenses, the loss of one or more licenses could significantly impair its ability to offload mobile traffic and achieve cost reductions. If Charter is unable to continue to grow its mobile business and achieve the outcomes it expects from its investments in the mobile business, Charter’s growth, financial condition and results of operations could be adversely affected.

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

Programming costs are one of Charter’s largest expense items. Charter’s programming costs have historically increased in excess of customary inflationary and cost-of-living type increases. While decreases in video customers combined with a change in the mix of customers choosing lower cost packages have offset total programming cost increases, Charter expects contractual programming rates per service subscriber to continue to increase as a result of annual increases pursuant to its programming contracts and contract renewals with programmers. Although Charter passes along amounts paid for local broadcast station retransmission consent to the majority of its customers, the inability to fully pass programming cost increases on to customers has had, and is expected in the future to have, an adverse impact on Charter’s cash flow and operating margins associated with the video product. In order to mitigate impacts to operating margins due to increasing programming rates, Charter continues to review its pricing and programming packaging strategies. Further, some programmers have begun to simulcast and/or move popular programming to programmer streaming applications which has created a competitive alternative to video subscription at lower price points that could, in turn, result in customer losses. Charter has sought to obtain and will continue to seek to obtain access to many of these programmer streaming applications, where applicable, as it renews agreements, so that Charter may include in its customers’ video subscriptions and/or sell to broadband customers for a share of revenue.

Increases in the cost of sports programming and the amounts paid for local broadcast station retransmission consent have been the largest contributors to the growth in programming costs over the last several years. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the retransmission consent regime, Charter is not allowed to carry the station’s signal without that station’s permission. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services, as well as increased fees for retransmission rights, may increase programming expenses, which could have an adverse effect on Charter’s business and financial results.

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

Charter has a significant amount of debt and expects to (subject to applicable restrictions in its debt instruments) incur additional debt in the future as Charter maintains its stated objective of 4.0 to 4.5 times Adjusted EBITDA leverage (net debt divided by the last twelve months Adjusted EBITDA). As of December 31, 2024, Charter’s total principal amount of debt was approximately $93.8 billion and Charter’s leverage ratio was 4.13 times Adjusted EBITDA.

Charter’s significant amount of debt could have adverse consequences, such as:

●	impact its ability to raise additional capital at reasonable rates, or at all;
●	make it vulnerable to interest rate increases, in part because approximately 11% of its borrowings as of December 31, 2024 were, and may continue to be, subject to variable rates of interest;
●	expose it to increased interest expense to the extent it refinances existing debt with higher cost debt;
●	require it to dedicate a significant portion of its cash flow from operating activities to make payments on its debt, reducing its funds available for capital expenditures and other general corporate purposes;
●	limit its flexibility in planning for, or reacting to, changes in its business, the cable and telecommunications industries, and the economy at large;
●	place it at a disadvantage compared to its competitors that have proportionately less debt; and
●	adversely affect its relationship with customers and suppliers.

In addition, it is possible that Charter may need to incur additional indebtedness in the future, including to refinance and/or in connection with the assumption of indebtedness of Liberty Broadband and/or its subsidiaries after the completion of the Combination. To the extent Charter’s current debt amounts increase more than expected, Charter’s operating results are lower than expected, or credit rating agencies downgrade its debt thereby increasing Charter’s costs of borrowing and potentially limiting its access to investment grade markets, the related risks that Charter now faces will intensify.

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

The services Charter offers are subject to numerous laws and regulations that can increase operational and administrative expenses and reduce revenue, including those covering the following:

●	the provision of high-speed Internet service, including regulating the price for low-income customers, network management, broadband label, broadband availability reporting, digital discrimination and transparency rules;
●	the provision of fixed and mobile voice communications, including rules for emergency communications, network and/or 911 outage reporting, CPNI safeguards and reporting, local number portability, efforts to limit unwanted robocalls, and, for mobile devices, hearing aid compatibility, safety and emission requirements;
●	the fees that must be included in Charter’s advertised prices and bills, and the means by which its customers can cancel services;
●	access by law enforcement;
●	cable franchise renewals and transfers;
●	the provisioning, marketing and billing of cable, telephone and Internet equipment;
●	cybersecurity protection and practices, including customer and employee privacy and data security;
●	copyright royalties for retransmitting broadcast signals;
●	the circumstances when a cable system must carry a broadcast station and the circumstances when it first must obtain retransmission consent to carry a broadcast station;
●	limitations on Charter’s ability to enter into exclusive agreements with multiple dwelling unit complexes and control Charter’s inside wiring;
●	equal employment opportunity;
●	the resiliency of Charter’s networks to maintain service during and after disasters and power outages;
●	emergency alert systems, disability access, pole attachments, commercial leased access and technical standards;
●	marketing practices, customer service, and consumer protection; and
●	approval for mergers and acquisitions is often accompanied by the imposition of restrictions and requirements on an applicant's business in order to secure approval of the proposed transaction.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones. Any future legislative, judicial, regulatory or administrative actions may increase Charter’s costs or impose additional restrictions on Charter’s businesses.

Changes to the existing legal and regulatory framework under which Charter operates or the regulatory programs in which Charter or its competitors participate could adversely affect Charter’s business.

There are ongoing efforts to amend or expand the federal, state and local regulation of some of the services offered over Charter’s cable systems, particularly its retail broadband Internet access service. Potential legislative and regulatory changes could adversely impact its business by increasing costs and competition and limiting Charter’s ability to offer services in a manner that would maximize its revenue potential. These changes have in the past, and could in the future, include, for example, the reclassification of Internet services as regulated telecommunications services or other utility-style regulation of Internet services; restrictions on how Charter manages its Internet access services and networks; the adoption of new customer service or service quality requirements for its Internet access services; the adoption of new privacy restrictions on its collection, use and disclosure of certain customer information; new data security and cybersecurity mandates that could result in additional network and information security and cyber incident-reporting requirements for Charter’s business; new restraints on Charter’s discretion over programming decisions; new restrictions on the rates Charter charges to consumers for one or more of the services or equipment options it offers, including Charter’s ability to offer promotions; changes to the cable industry’s compulsory copyright to retransmit broadcast signals; new requirements to assure the availability of navigation devices from third-party providers; new USF contribution obligations on Charter’s Internet service revenue that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of its facilities; changes to the FCC’s administration of spectrum; and changes in the regulatory framework for VoIP telephone service, including the scope of regulatory obligations associated with Charter’s VoIP telephone service and its ability to interconnect its VoIP telephone service with incumbent providers of traditional telecommunications service.

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

In 2024, one federal Court of Appeals decision found multiple constitutional violations in the FCC’s system for funding and administering its Universal Service programs. Two other Courts of Appeals had upheld the FCC’s rules. The Supreme Court has agreed to hear the FCC’s appeal of the adverse decision. Charter cannot predict the outcome of this case or any related actions of the Congress and FCC, which could adversely affect receipt of universal service funds, including but not limited to FCC RDOF grants to expand Charter’s network, FCC E-rate funds to serve schools and libraries and FCC Rural Health Care funds to serve eligible health care providers.

Charter’s current and past participation in state and federal programs that subsidize network construction in high-cost areas and service to schools or low-income consumers, and the provision of services to government agencies or entities, creates the risk of claims of Charter’s failure to adequately comply with the regulatory requirements of those programs or contracts. The FCC, and various state and federal agencies and attorney generals, may subject those programs, or other industry practices, to audits and investigations, which could result in enforcement actions, litigation, fines, settlements or reputational harm, and/or operational and financial conditions being placed on Charter, any of which could adversely affect its results of operations and financial condition.

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

Charter offers services and operates cable systems in locations throughout the U.S. and, as a result, is subject to the tax laws and regulations of federal, state and local governments. From time to time, legislative and administrative bodies change laws and regulations that change Charter’s effective tax rate or tax payments. Many of the provisions enacted under the 2017 Tax Cuts and Jobs Act are set to expire at the end of 2025. The Administration and Congress are actively considering various policy choices which may have the impact of changing, possibly materially, how Charter is taxed in comparison to how it is taxed today and potentially in comparison to competitors.  Certain states and localities have imposed or are considering imposing new or additional taxes or fees on Charter’s services or changing the methodologies or base on which certain fees and taxes are computed. Potential changes include additional taxes or fees on Charter’s services which could impact its customers, changes to income tax sourcing rules and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase Charter’s income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that Charter’s tax positions will not be challenged by relevant tax authorities or that it would be successful in any such challenge.

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

Factors Relating to our Common Stock and the Securities Market

The following risks relate to the ownership of our common stock. However, while the Transactions are pending, we are currently subject to certain contractual restrictions and therefore may not be able to take some or all of the actions described below. See “—Factors Relating to the Proposed Transactions–We are subject to contractual restrictions while the Transactions are pending, which could adversely affect our business.”

We expect our stock price to continue to be directly affected by the results of operations of Charter and developments in its business.

The fair value of our investment in Charter, on an as-converted basis, was approximately $15.5 billion as of December 31, 2024, which represents a meaningful portion of our total market value. As a result, our stock price will continue to be directly affected by the results of operations of Charter and the developments in its business.

Although our Series B common stock is quoted on the OTC Markets, there is no meaningful trading market for the stock.

Our Series B common stock is not widely held, with approximately 94% of the outstanding shares beneficially owned by John C. Malone, the Chairman of the Board and a director of our company, as of January 31, 2025. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of "bid" and "ask" quotations, and market conditions. Each share of the Series B common stock is convertible, at any time at the option of the holder, into one share of our Series A common stock, which is listed and traded on the Nasdaq Global Select Market under the symbol "LBRDA."

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

The Merger Agreement contains provisions that could discourage a potential competing acquiror of us or Charter, or could result in any competing proposal being at a lower price than it otherwise might be.

Pursuant to the terms, and during the pendency, of the Merger Agreement, we and Charter have agreed to non-solicitation obligations with respect to third-party acquisition proposals (including provisions restricting our and Charter’s ability to provide confidential information to third parties) and have agreed to certain restrictions on us, Charter and our and their representatives’ ability to respond to any such proposals.

In addition, John C. Malone currently beneficially owns shares representing the power to direct approximately 49% of the aggregate voting power in our company, due to his beneficial ownership of approximately 94% of the outstanding shares of our Series B common stock as of January 31, 2025.

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

Liberty Broadband common stock transactions by our insiders could depress the market price of those stocks.

Sales of, or hedging transactions such as collars relating to, shares of our common stock by our Chairman of the Board of Directors, President and Chief Executive Officer, or any of our other directors or executive officers, could cause a perception in the marketplace that the stock price of the relevant shares has peaked or that adverse events or trends have occurred or may be occurring at our Company or the group to which the shares relates. This perception can result notwithstanding any personal financial motivation for these transactions. As a result, insider transactions could depress the market price for shares of our common stock.

Factors Relating to the Proposed Transactions

If the Combination does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code or the IRS disagrees with the intended tax treatment of any proceeds we receive from the repurchase of Charter shares or certain loans we receive from Charter, the Combination may result in additional tax liability for us or our stockholders.

The Combination is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and our obligation to complete the Combination is conditioned upon receiving an opinion of our tax counsel that the Combination will so qualify. However, an opinion of counsel is not binding on the IRS or the courts. If this conclusion is challenged, and it is determined that the Combination does not qualify as a “reorganization” for U.S. federal income tax purposes, our stockholders would be required to recognize any taxable gain on the exchange of their common and preferred stock for Charter stock pursuant to the Combination. In addition, even if the Combination qualifies as a “reorganization”, taxes could be imposed on us if the IRS disagrees with the intended tax treatment of the proceeds we receive from the repurchase of Charter shares or the loans we receive from Charter pursuant to the Stockholders and Letter Agreement Amendment. Any such resulting taxes could be material. Any such tax liabilities imposed on us would effectively become liabilities of Charter after the completion of the Combination.

We intend to divest the GCI business and combine with Charter. The proposed Transactions may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

We have announced our intention to be acquired by Charter on June 30, 2027 and, prior to the effective time of the Combination, effect the GCI Divestiture, subject to the satisfaction of certain conditions, including obtaining certain requisite approvals of the holders of our Series A and Series B common stock and Liberty Broadband preferred stock, certain regulatory approvals and other customary closing conditions. In addition, Charter’s obligation to close the Combination is dependent on completion of the GCI Divestiture and certain requisite approvals of the holders of its Class A common stock, among other conditions. Unanticipated developments, including possible delays in obtaining requisite approvals could delay or prevent the proposed Combination and/or GCI Divestiture from occurring or cause the proposed Combination and/or GCI Divestiture to occur on terms or conditions that are less favorable and/or different than expected. Even if the Transactions are completed, we may not realize some or all of the anticipated benefits from the Transactions.

We expect to incur costs and expenses in connection with the Transactions.

We expect that we will incur certain nonrecurring costs in connection with the consummation of the Transactions, including investment banking, legal and accounting fees and financial printing and other related charges. A majority of these costs have already been incurred or will be incurred regardless of whether the Transactions are completed. While many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time, our management continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Transactions. Although we expect that the realization of benefits related to the Transactions will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

The announcement and pendency of the Transactions could divert the attention of management and cause disruptions in our business and the business of Charter, which could have an adverse effect on our and Charter’s business and financial results.

Management of both Charter and us may be required to divert a disproportionate amount of attention away from their respective day-to-day activities and operations, and devote time and effort to consummating the Combination, including the GCI Divestiture that is a closing condition thereof.  The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the Combination. In particular, this risk is heightened by the fact that the parties have agreed to a closing to occur on June 30, 2027 (subject to the satisfaction or waiver of the conditions to closing), unless terminated in accordance with the Merger Agreement or otherwise agreed, and subject to adjustment in connection with certain tax law changes that may be proposed following the date of the Merger Agreement, in each case as set forth in the Merger Agreement. These factors could adversely affect the financial position or results of operations of Charter and us, regardless of whether the Combination is completed.

We are subject to contractual restrictions while the Transactions are pending, which could adversely affect our business.

The Merger Agreement imposes certain restrictive interim covenants on us during the pendency of the Merger Agreement. For instance, subject to certain exceptions set forth in the Merger Agreement, the consent of the special committee of the board of directors of Charter (on behalf of Charter) is required in respect of, among other things, amendments to our organizational documents, the incurrence of certain debt for borrowed money, payments of certain dividends with respect to our capital stock, certain issuances of shares of our capital stock, and payments of certain liabilities. These restrictions may prevent us from taking certain actions during the period from the date of the Merger Agreement to the effective time of the Combination, which is expected to be June 30, 2027, including to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. In addition, this risk is heightened by the fact that the parties have agreed to a closing to occur on June 30, 2027 (subject to the satisfaction or waiver of the conditions to closing), unless terminated in accordance with the Merger Agreement or otherwise agreed, and subject to adjustment in connection with certain tax law changes that may be proposed following the date of the Merger Agreement, in each case as set forth in the Merger Agreement.

The Transactions are subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Transactions could negatively impact our business and/or financial results and cause the stock price of our common stock to decline, perhaps significantly.

The completion of the Transactions is subject to a number of conditions, including obtaining certain requisite approvals of the holders of our Series A and Series B common stock and our Series A cumulative redeemable preferred stock, certain regulatory approvals, the completion of the GCI Divestiture and other customary closing conditions. We cannot make any assurances that the Transactions will be completed on the terms or timeline currently contemplated, or at all. Some of the conditions to the completion of the Transactions are outside our control and outside the control of other parties to the Transactions. We have and will continue to expend time and resources and incur expenses related to the proposed Transactions.

If the Transactions are not completed for any reason, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

●	we may be required, under certain circumstances, to pay Charter a termination fee of $460 million in cash;
●	we will be required to pay certain costs relating to the Transactions, whether or not the Transactions are completed, such as significant fees and expenses relating to financial advisory, legal, accounting, consulting and other advisory fees and expenses, employee-benefit and related expenses, regulatory filings and filing and printing fees; and
●	matters relating to the Transactions may require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us.

In addition, if the Transactions are not completed, we may experience negative reactions from the financial markets and from our employees, commercial partners and customers. We could also be subject to litigation, including litigation related to failure to complete the Combination or to enforce obligations under the Merger Agreement. If the Combination is not consummated, there can be no assurance that the risks described above will not materially affect our business, financial results and stock prices. The stock price of our common stock may decline, perhaps significantly, to the extent such stock price reflects a market assumption that the Transactions will be completed, or based on the market’s perception as to why the Transactions were not completed.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of us or Charter, or could result in any competing proposal being at a lower price than it otherwise might be.

Pursuant to the terms, and during the pendency, of the Merger Agreement, we and Charter have agreed to non-solicitation obligations with respect to third-party acquisition proposals (including provisions restricting our and Charter’s ability to provide confidential information to third parties) and have agreed to certain restrictions on us, Charter and our and their representatives’ ability to respond to any such proposals.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Combination, could discourage a potential acquiror from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a substantial termination fee to Charter.

The Merger Agreement contains provisions that make it more difficult for us to engage in any alternative transaction with a third party. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate, knowingly facilitate, knowingly induce, knowingly encourage, or enter into or continue or otherwise participate in any discussions relating to, or approve or recommend, any third-party alternative parent transaction proposal or third-party alternative company transaction proposal, respectively.

Even if we withdraw or qualify our recommendation with respect to approval of the Combination proposal, unless the Merger Agreement is terminated in accordance with its terms, we will still be required to submit the Combination proposal to a vote at a special meeting of our stockholders. In addition, following the receipt of any alternative company transaction proposal that constitutes a “superior proposal,” Charter will have an opportunity to offer to modify the terms of the Merger Agreement before our Board of Directors may withdraw or qualify its recommendation with respect to the Combination proposal in favor of such superior proposal.  In addition, in some circumstances, upon termination of the Merger Agreement, we would be required to pay a termination fee of $460 million to Charter.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of our Company or pursuing an alternative company transaction or alternative parent transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the value proposed to be received in the Combination or would result in greater value to our stockholders relative to the terms and conditions of the Merger Agreement. In particular, the termination fee, if applicable, could result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay absent such a fee.

Failure to complete the GCI Divestiture on the agreed terms could delay or prevent the completion of the Combination.

The obligation of Charter to complete the Combination is subject to the completion of the GCI Divestiture. We have agreed that, prior to the effective time of the Combination, we will, and we will cause our subsidiaries, to divest the GCI business. The GCI Divestiture is subject to certain terms and conditions set forth in the Merger Agreement, including that it be consummated in accordance with the GCI separation principles and otherwise on terms mutually acceptable to Charter and us. If, no later than December 31, 2025, we in good faith determine that the GCI Divestiture is not reasonably capable of being achieved prior to June 30, 2027 on the agreed terms solely as a result of certain specified events, we and Charter will consider in good faith alternative courses of action, including but not limited to, formal or informal debt refinancing actions.

There can be no assurance that the GCI Divestiture or any alternative courses of action will be completed on the anticipated time frame, or at all. Failure to complete the GCI Divestiture on the agreed terms could delay or prevent the completion of the Combination.

The GCI Divestiture may result in substantial income tax liabilities for our company, which Charter will bear upon completion of the Combination, and for holders of shares of our common stock.

The GCI Divestiture and certain internal reorganization steps taken prior to the GCI Divestiture are intended to be taxable transactions for U.S. federal (and applicable state and local) income tax purposes. The amount of gain recognized by us and for holders of shares of our common stock with respect to these transactions depends, in part, on the fair market value of GCI. As a result, the amount of income tax liabilities resulting from the GCI Divestiture is not certain, and such liabilities may be substantial. Any of our tax liabilities effectively become liabilities of Charter after the completion of the Combination, and Charter has agreed to bear any such liabilities.

To the extent that the cash tax payable by us as a result of the GCI Divestiture exceeds $420 million, the divested GCI entity will be required to pay us (and Charter upon completion of the Combination) for the portion of any tax benefits actually realized by the divested GCI entity that correspond to any cash tax payable by us in excess of $420 million under a tax receivables agreement to be entered into by us, the divested GCI entity and, at the completion of the Combination, Charter. However, there is no guarantee that the divested GCI entity will realize any tax benefits arising from the gain recognized in the GCI Divestiture or that our company (or Charter upon completion of the Combination) would receive any payment from the divested GCI entity under the tax receivables agreement.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Liberty Broadband’s corporate level Information Technology (“IT”) and cybersecurity functions are provided by Liberty as part of the services agreement described in Part I, Item 1. “Business.” Through the services agreement, we participate in Liberty’s processes for assessing, identifying, and managing risks from cybersecurity threats at the corporate headquarters, as detailed below. GCI operates its own cybersecurity function with oversight from Liberty Broadband.

Charter, an equity method affiliate, as a separate publicly traded company from Liberty Broadband, operates its own cybersecurity function. Oversight for Charter’s cybersecurity functions rests with its board of directors and Audit Committee.

We are committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats.

Cybersecurity risks are assessed as part of our enterprise risk assessment and risk management program and our cybersecurity risk management program is designed and assessed based on recognized frameworks, including the NIST CSF.

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

For additional information on our cybersecurity risks, see Part I, Item 1A. “Risk Factors” under the section entitled “Cyberattacks or other network disruptions could have an adverse effect on our company and GCI’s business" in this Annual Report on Form 10-K.

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

Role of Management

Through our services agreement with Liberty discussed in Part I, Item 1. “Business” of this Annual Report on Form 10-K, we have established a cross functional Information Security Steering Committee (“ISSC”) with executives from our Legal, Accounting, Internal Audit and Risk Management, Cybersecurity and Facilities departments. The ISSC has management oversight responsibility for assessing and managing technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks at the corporate level and our subsidiaries.

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

Item 2. Properties

Liberty Broadband

In connection with the Broadband Spin-Off, a wholly owned subsidiary of Liberty entered into a facilities sharing agreement with Liberty Broadband, pursuant to which Liberty Broadband shares office facilities with Liberty located at 12300 Liberty Boulevard, Englewood, Colorado, 80112.

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

GCI Holdings’ properties consist primarily of undersea and terrestrial fiber optic cable networks, switching equipment, satellite transponders and earth stations, microwave radio, cable and wire facilities, cable head-end equipment, wireless towers and equipment, coaxial distribution networks, connecting lines (aerial, underground and buried cable), routers, servers, transportation equipment, computer equipment, general office equipment, land, land improvements, landing stations and other buildings. See note 2 to the accompanying consolidated financial statements found in Part II, Item 8. “Financial Statement and Supplementary Data” of this report for additional information on its properties. Substantial amounts of GCI Holdings’ properties are located on or in leased real property or facilities. Substantially all of GCI Holdings’ properties secure the Senior Credit Facility. See note 7 to the accompanying consolidated financial statements found in Part II, Item 8. “Financial Statement and Supplementary Data” of this report for additional information on the Senior Credit Facility.

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

Charter is a defendant or co-defendant in several lawsuits involving alleged infringement of various intellectual property relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases or related cases. In the event that a court ultimately determines that Charter infringes on any intellectual property, Charter may be subject to substantial damages and/or an injunction that could require Charter or its vendors to modify certain products and services it offers to its subscribers, as well as negotiate royalty or license agreements with respect to the intellectual property at issue. While Charter believes the lawsuits are without merit and intends to defend the actions vigorously, no assurance can be given that any adverse outcome would not be material to Charter’s operations, consolidated financial condition, results of operations, or liquidity. Charter cannot predict the outcome of any such claims nor can it reasonably estimate a range of possible loss.

Charter is party to other lawsuits, claims and regulatory inquiries or investigations that arise in the ordinary course of conducting its business or in connection with Charter’s participation in government funding programs. The ultimate outcome of these other legal matters pending against Charter or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our or Charter’s operations, consolidated financial condition, results of operations or liquidity, such lawsuits could have in the aggregate a material adverse effect on ours or Charter’s operations, consolidated financial condition, results of operations, or liquidity. Whether or not Charter ultimately prevails in any particular lawsuit or claim, litigation can be time consuming and costly and injure its reputation.

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

The following table sets forth the quarterly range of high and low sales prices of our Series B common stock for the years ended December 31, 2024 and 2023. There is no established public trading market for our Series B common stock, which is quoted on the OTC Markets. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Liberty Broadband Corporation
	Series B common stock (LBRDB)
	High	Low
2023
First quarter	$93.00	80.00
Second quarter	$85.00	70.00
Third quarter	$95.00	79.19
Fourth quarter	$86.75	78.50

2024
First quarter	$79.00	56.50
Second quarter	$55.03	50.50
Third quarter	$78.00	59.50
Fourth quarter	$99.00	75.26

Holders

As of January 31, 2025, there were 579, 70 and 2,036 holders of our Series A, Series B and Series C common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

As of December 31, 2024, the Company had $1.7 billion available to be used for share repurchases under the Company’s share repurchase program, which is currently restricted by the Merger Agreement.

There were no repurchases of Liberty Broadband Series A, Series B or Series C common stock or Liberty Broadband Series A cumulative redeemable preferred stock (“Liberty Broadband preferred stock”) during the three months ended December 31, 2024.

During the three months ended December 31, 2024, zero shares of Liberty Broadband Series A common stock, zero shares of Liberty Broadband Series B common stock, 76 shares of Liberty Broadband Series C common stock and zero shares of Liberty Broadband preferred stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

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

On December 18, 2020, GCI Liberty, Inc. (“GCI Liberty”), the parent company of GCI Holdings, was acquired by Liberty Broadband.

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

Recent Events

On November 11, 2024, Gregory B. Maffei, the Company’s President and Chief Executive Officer, and a member of the Board of Directors of Liberty Broadband, notified Liberty Broadband that he would be stepping down from these roles at the end of 2024. Liberty Broadband’s Chairman, John C. Malone, has assumed the additional role of interim Chief Executive Officer of Liberty Broadband effective January 1, 2025.

On November 12, 2024, the Company entered into a definitive agreement (the “Merger Agreement”) under which Charter has agreed to acquire Liberty Broadband (the “Combination”, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). Under the terms of the Merger Agreement, each holder of Liberty Broadband Series A common stock, Series B common stock, and Series C common stock (collectively, “Liberty Broadband common stock”) will receive 0.236 of a share of Charter Class A common stock per share of Liberty Broadband common stock held, with cash to be issued in lieu of fractional shares. Each holder of Liberty Broadband Series A cumulative redeemable preferred stock (“Liberty Broadband preferred stock”) will receive one share of newly issued Charter Series A cumulative redeemable preferred stock (“Charter preferred stock”) per share of Liberty Broadband preferred stock held. The Charter preferred stock will substantially mirror the current terms of the Liberty Broadband preferred stock, including a mandatory redemption date of March 8, 2039.

As a condition to closing the Combination, Liberty Broadband has agreed to divest the business of GCI (the “GCI business”) by way of a distribution to the holders of Liberty Broadband common stock prior to the closing of the Combination (the “GCI Divestiture”). The GCI Divestiture is expected to be taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Combination. However, to the extent such corporate level tax liability exceeds $420 million, Charter will be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI corresponding to such excess. The companies currently expect the Combination to close on June 30, 2027 unless otherwise agreed, subject to the completion of the GCI Divestiture and other customary closing conditions.

As a result of the Transactions, as of November 12, 2024, Charter expects to retire the approximately 45.6 million shares of Charter Class A common stock owned by Liberty Broadband as of that date and to issue approximately 34.0 million shares of Charter Class A common stock to holders of Liberty Broadband common stock at the closing, resulting in a net decrease of approximately 11.5 million shares of Charter Class A common stock outstanding. As of November 12, 2024, Liberty Broadband had existing debt of $2.6 billion (excluding debt at GCI) that will be repaid prior to closing or assumed by Charter, and $180 million in aggregate liquidation preference of Liberty Broadband preferred stock that will be converted into an equal amount of Charter preferred stock in the Combination.

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”) to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment. Liberty Broadband will remain subject to the existing voting cap of 25.01% as described in Part I, Item 1. “Business – Ownership Interests.” Proceeds from share repurchases applied to debt service are expected to be tax free.

At the virtual special meeting held on February 26, 2025, the requisite holders of Liberty Broadband’s Series A common stock, Series B common stock and Series A cumulative redeemable preferred stock,  approved the adoption of the Merger Agreement, pursuant to which, among other things, Liberty Broadband will combine with Charter and divest of the GCI business.

Strategies and Challenges

Executive Summary

GCI Holdings, a wholly owned subsidiary of the Company, provides a full range of data, wireless, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under the GCI brand.

Charter is a leading broadband connectivity company and cable operator with services available to an estimated 57 million homes and businesses in 41 states through its Spectrum brand. Over an advanced communications network, Charter offers a full range of state-of-the-art residential and business services including Spectrum Internet, TV, Mobile and Voice. For small and medium-sized companies, Spectrum Business delivers the same suite of broadband products and services coupled with special features and applications to enhance productivity, while for larger businesses and government entities, Spectrum Enterprise provides highly customized, fiber-based solutions. Spectrum Reach delivers tailored advertising and production for the modern media landscape. Charter also distributes award-winning news coverage and sports programming to its customers through Spectrum Networks. At December 31, 2024, Liberty Broadband owned approximately 45.3 million shares of Charter Class A common stock, representing an approximate 31.9% economic ownership interest in Charter’s issued and outstanding shares.

Key Drivers of Revenue

GCI Holdings earns revenue from the monthly fees customers pay for data, wireless, video, voice, and managed services, and from universal service subsidies from the Federal Communications Commission ("FCC"), and other federal and state agencies. Through close coordination of its customer service and sales and marketing efforts, its customer service representatives suggest to its customers other services they can purchase or enhanced versions of services they already purchase to achieve increased revenue and penetration of its multiple service offerings.

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

GCI Holdings

GCI Holdings offers wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska. In recent years, varying factors have contributed to significant volatility and disruption of financial markets and global supply chains. Additionally, the U.S. Federal Reserve increased interest rates starting in March 2022 and throughout 2023, though they had started decreasing rates in 2024. Mounting inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Unfavorable economic conditions, such as a recession or economic slowdown in the U.S., or inflation in the markets in which GCI operates, could negatively affect the affordability of and demand for GCI’s products and services and its cost of doing business. Increased costs to equipment, for example due to increased tariffs, could also impact GCI’s results.

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. The Alaska state government has financial reserves that GCI Holdings believes may be able to help fund the state government for the next couple of years. The Alaska economy is subject to recessionary pressures as a result of the economic impacts of volatility in oil prices, inflation, and other causes that could result in a decrease in economic activity. While it is difficult for GCI Holdings to predict the future impact of a recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings and could lead to an increase in accounts receivable and bad debt expense. If Alaska experiences a recession or economic slowdown, it could negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

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

Federal Universal Service Programs

Legal Challenges to the Constitutionality of the FCC Universal Service Support Programs. There have been a number of legal challenges to the constitutionality of the Universal Service Fund ("USF"). The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program is unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that there was an impermissible public delegation of legislative authority to the FCC and an impermissible private delegation of authority from the FCC to the Universal Service Administrative Company, the private company responsible for USF administration. The Supreme Court granted petitions for certiorari from the Fifth Circuit’s decision, and the case is likely to be decided by summer 2025. In addition, it is likely that additional cases and appeals will continue to be filed in relation to the matter. There is significant uncertainty regarding the outcome of the Supreme Court review, as well as whether any action taken by the FCC or Congress to resolve the issue would be sufficient and what impact such actions might have on the USF program. A Supreme Court ruling upholding the Fifth Circuit’s decision or, more broadly, that the legislation establishing the USF program or its funding method is unconstitutional could disrupt or eliminate GCI Holdings’ USF support unless and until any identified legal defects with the program structure or administration are remedied. Such a ruling would likely result in a material decrease in revenue and accounts receivable, which could likely have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

Pause in Federal Financial Assistance.  On January 27, 2025, the Office of Management and Budget (“OMB”) issued a memorandum directing a pause in federal financial assistance pending review for consistency with presidential executive actions. On January 28, 2025, OMB clarified that this only applied to programs affected by certain specified executive actions, which do not appear to include FCC universal service support programs. OMB subsequently withdrew the memorandum, which has also been subject to temporary restraining orders by two federal district courts. However, if this or another pause were to extend to federal universal service support programs, or to other infrastructure grants that GCI receives, and such a pause were to become extended, it could have a material adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various USF programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to legal challenge, which could disrupt or eliminate the support GCI Holdings receives. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned and receivables recognized by the Company. As of December 31, 2024, the Company had net accounts receivable from the RHC Program in the amount of approximately $69 million, which is included within Trade and other receivables in the consolidated balance sheets.

The rates that GCI and other carriers can charge for service provided under the RHC Telecommunications Program are highly regulated by the FCC.  FCC rules provide that a telecommunications carrier can only charge a rural rate that is the average of rates actually being charged to commercial customers, other than health care providers, for identical or similar services in the rural area where the health care provider is located.  If that is not available, the rural rate must be the average of tariffed or other publicly available rates charged in that area over the same distance by other carriers.  If there is no rate available using rates actually being charged by GCI or other carriers, then, through the end of Funding Year 2025, which ends in June 2026, GCI may use a previously approved rural rate. If none of the preceding options are available, then the rate must be determined by a cost study submitted to the FCC or, for jurisdictionally intrastate services, to the state public utility commission. The RHC Telecommunications Program funds the difference between the rural rate and the urban rate, which is the amount that GCI must collect from the health care provider.  The FCC has an ongoing rulemaking proceeding addressing the RHC rules, how subsidies are determined and related processes.  GCI cannot predict which changes the FCC will adopt, and whether those changes will benefit or adversely affect GCI.

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

In 2024, the FCC adopted the Alaska Connect Fund Order, which is the successor to the 2016 Alaska High Cost Order.  The Alaska Connect Fund Order for wireline providers maintains their existing funding and performance requirements through 2028.  Support levels and obligations starting in 2029 have not yet been set by the FCC and could impact GCI Holdings’ ability to continue providing local telephone service in the areas where it relies on high-cost support.

Universal Service Support for Mobile. Under FCC regulations and RCA orders, GCI Holdings is an authorized Eligible Telecommunications Carrier (“ETC”) for purposes of providing wireless telephone service in many rural areas throughout Alaska. Without ETC status, GCI Holdings would not qualify for USF support in these areas or other rural areas where it proposes to offer facilities-based wireless telephone services, and its net cost of providing wireless telephone services in these areas would be materially adversely affected.

Per the Alaska High Cost Order, as of January 1, 2017, Remote (as defined by the Alaska High Cost Order) high cost support payments to Alaska High Cost participants are frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Support amounts increase 30% starting January 2025. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required. Under the terms of the Alaska High Cost Order, the FCC was to initiate a process in 2021 to eliminate duplicate support in areas that were served by more than one subsidized mobile wireless carrier as of December 31, 2020. As part of the Alaska High Cost Order, the FCC issued a Notice of Proposed Rulemaking seeking comment on how to implement that process. The FCC has not to date issued any further orders with respect to that process. The process to eliminate duplicate support in areas has been delayed, and may affect the amount of support GCI Holdings receives to provide wireless services starting in 2030.

In November 2024, the FCC adopted the Alaska Connect Fund Order to succeed the Alaska High Cost Order.  The Order may result in GCI Holdings receiving less support for its wireless operations in rural Alaska, and could have a material effect on its ability to continue providing service.  The FCC has delayed some decisions, such as how to assure that only one provider receives support for a single area and how to calculate any amounts that would be removed as associated with intangible areas, or subject to potential competitive selection in areas with more than one supported mobile provider.  The outcome of the FCC decisions and related proceedings could materially impact GCI Holdings’ ability to continue providing or upgrading wireless services in rural Alaska.

Charter

Charter faces intense competition for residential customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants. With respect to its residential business, Charter competes with other providers of video, Internet access, telephone and mobile services, and other sources of home entertainment. Charter’s principal competitors for video services are virtual multichannel video programming distributors such as YouTube TV, Hulu Live, Sling TV, Philo and DirecTV Stream, as well as direct broadcast satellite service providers. Charter’s principal competitors for Internet services are the broadband services provided by companies, including fiber-to-the-home, fixed wireless broadband, Internet delivered via satellite and digital subscriber line services. A growing number of commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. In addition, providers are constructing open access networks that can deliver services from multiple underlying Internet service providers. These options offer alternatives to cable-based Internet access. Charter’s principal competitors for voice and mobile services are other mobile and wireline phone providers, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which Charter operates its residential voice service.

During the year ended December 31, 2024, Charter lost 508,000 Internet customers while adding 2,117,000 mobile lines. Charter’s Internet customer growth was challenged by the end of the FCC’s Affordable Connectivity Program (“ACP”), lower customer move rates and the competitive environment. While Charter’s retention programs for the customers impacted by the end of ACP subsidies have been successful in retaining the vast majority of ACP customers, the end of the ACP subsidy program has been disruptive to Charter’s business and resulted in customer losses during the year. In September, Spectrum launched a new brand platform, Life Unlimited, which emphasizes the power of Spectrum’s advanced network and cutting-edge connectivity products and services along with a new and simplified pricing and packaging strategy that better utilizes its seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Additionally, Spectrum announced new customer commitments focused on reliable connectivity, transparency, exceptional service and a focus on always improving.

Charter’s mobile line growth continued to benefit from Charter’s pricing and packaging strategy, including the Anytime Upgrade offering and Phone Balance Buyout program. The Internet and mobile product bundles, including Spectrum One, provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum

Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. Anytime Upgrade allows certain customers to upgrade their devices whenever they want, eliminating traditional wait times, upgrade fees and condition requirements. The Phone Balance Buyout program makes switching mobile providers easier by helping customers pay off balances on ported lines.

Charter spent $2.2 billion on its subsidized rural construction initiative during the year ended December 31, 2024 and activated approximately 393,000 subsidized rural passings. Charter currently offers Spectrum Internet products with speeds up to 1 Gbps across its entire footprint. Charter’s network evolution initiative is progressing. Charter is upgrading its network to deliver symmetrical and multi-gigabit speeds across its footprint and is now offering symmetrical speeds in all of its step 1 high split markets. In 2024, Charter began offering certain seamless entertainment applications including, among others, Max, Disney+, ESPN+, Paramount+, ViX Premium and Tennis Channel Plus to customers in certain packages and reached agreements with several other programmers that will add Discovery+, Peacock, AMC+ and BET+ in certain packages in 2025. Charter now has completed deals with every major programmer to deliver better flexibility and greater value to customers by including seamless entertainment applications with its Spectrum TV services at no additional cost. Charter also continues to evolve its video product and is deploying Xumo Stream Boxes (“Xumo”) to new video customers. Xumo combines a live TV experience with access to hundreds of content applications, and features unified search and discovery, along with a curated content offering based on a customer’s interests and subscriptions. In September 2024, Charter launched its Life Unlimited brand platform which includes a new customer commitment that provides performance and service benchmarks and a new and simplified pricing structure designed to drive more value into Charter’s relationships.

By continually improving its product set and offering consumers the opportunity to save money by switching to Charter’s services, Charter believes it can continue to penetrate its expanding footprint and sell additional products to existing customers.  Charter sees operational benefits from the targeted investments made in employee wages and benefits to build employee skill sets and tenure, as well as the continued investments in digitization of its customer service platforms, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

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

A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024.

Operating Results

	Years ended December 31,
	2024	2023

	amounts in millions
Revenue
GCI Holdings	$1,016	981
Corporate and other	—	—
Consolidated	$1,016	981

Operating Income (Loss)
GCI Holdings	$144	117
Corporate and other	(52)	(44)
Consolidated	$92	73

Adjusted OIBDA
GCI Holdings	$362	361
Corporate and other	(35)	(24)
Consolidated	$327	337

Revenue

Revenue increased $35 million for the year ended December 31, 2024, as compared to the same period in 2023. The change in revenue was due to fluctuations in revenue from GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss)

Consolidated operating income increased $19 million for the year ended December 31, 2024, as compared to the same period in 2023. Operating income increased $27 million at GCI Holdings for the year ended December 31, 2024, as compared to the same period in 2023. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating loss for Corporate and other increased $8 million for the year ended December 31, 2024, as compared to the same period in 2023, due to increased professional service fees related to the Transactions.

Adjusted OIBDA

To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA.

	Years ended December 31,
	2024	2023

	amounts in millions
Operating income (loss)	$92	73
Depreciation and amortization	207	230
Stock-based compensation	28	34
Adjusted OIBDA	$327	337

Adjusted OIBDA decreased $10 million in the year ended December 31, 2024, as compared to the same period in 2023, primarily due to decreased Corporate and other Adjusted OIBDA, which declined consistent with the decline in operating income (loss) as discussed above.

GCI Holdings’ Adjusted OIBDA improved $1 million in the year ended December 31, 2024, as compared to the same period in 2023. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense:

Components of Other income (expense) are presented in the table below.

	Years ended December 31,
	2024	2023

	amounts in millions
Other income (expense):
Interest expense	$(194)	(206)
Share of earnings (losses) of affiliate	1,323	1,155
Gain (loss) on dilution of investment in affiliate	(32)	(60)
Realized and unrealized gains (losses) on financial instruments, net	(125)	(101)
Other, net	18	27
	$990	815

Interest expense

Interest expense decreased $12 million during the year ended December 31, 2024, as compared to the same period in 2023. The decrease was driven by lower amounts outstanding on the Margin Loan Facility (as defined in note 7 to the accompanying consolidated financial statements) and lower interest rates on our variable rate debt, slightly offset by higher principal balances on the outstanding exchangeable debentures (as further discussed in note 7 to the accompanying consolidated financial statements) and higher amounts outstanding on the Senior Credit Facility (as defined in note 7 to the accompanying consolidated financial statements).

Share of earnings (losses) of affiliates

Share of earnings from affiliates increased $168 million during the year ended December 31, 2024, as compared to the same period in 2023. Share of earnings (losses) from affiliates is attributable to the Company’s ownership interest in Charter. Upon the Company’s initial investment in Charter, the Company allocated the excess basis, between the book basis of Charter and fair value of the shares acquired and ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. As of December 31, 2024, property and equipment and customer relationships have weighted average remaining useful lives of approximately 3 years and 7 years, respectively. Outstanding debt is amortized over the contractual period using the straight-line method. Amortization related to debt and intangible assets with identifiable useful lives is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying consolidated statements of operations and aggregated $303 million and $277 million, net of related taxes, for the years ended December 31, 2024 and 2023, respectively.

The following is a discussion of Charter’s standalone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations. Charter is a separate publicly traded company and additional information about Charter can be obtained through its website and public filings, which are not incorporated by reference. The amounts included in the table below, derived from Charter’s public filings, represent Charter’s results for each of the years ended December 31, 2024 and 2023.

	Years ended December 31,
	2024	2023

	amounts in millions
Revenue	$55,085	54,607
Operating expenses, excluding stock-based compensation	(32,643)	(32,660)
Adjusted OIBDA	22,442	21,947
Depreciation and amortization	(8,673)	(8,696)
Stock-based compensation	(651)	(692)
Operating income (loss)	13,118	12,559
Other income (expense), net	(5,616)	(5,705)
Net income (loss) before income taxes	7,502	6,854
Income tax benefit (expense)	(1,649)	(1,593)
Net income (loss)	$5,853	5,261

Charter’s revenue increased $478 million during the year ended December 31, 2024, as compared to the same period in 2023, primarily due to growth in mobile lines, average revenue per customer and advertising sales, partly offset by lower customers.

During the year ended December 31, 2024, operating expenses, excluding stock-based compensation, decreased $17 million, as compared to the same period in 2023. Operating costs during the year ended December 31, 2024, as compared to the same period in 2023, were impacted by lower programming costs as a result of fewer video customers and a higher mix of lower cost video packages within Charter’s video customer base as well as costs required by accounting principles to be allocated to seamless entertainment applications and netted within video revenue, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent as well as a $61 million benefit related to the temporary loss of Disney programming during 2023. Lower programming costs were offset by higher mobile service direct costs and mobile device sales due to an increase in mobile lines.

Charter’s Adjusted OIBDA increased $495 million during the year ended December 31, 2024, as compared to the same period in 2023, for the reasons described above.

Depreciation and amortization expense decreased $23 million during the year ended December 31, 2024, as compared to the same period in 2023, primarily due to certain assets acquired in acquisitions becoming fully depreciated, offset by an increase in depreciation as a result of more recent capital expenditures.

Other expense, net decreased $89 million during the year ended December 31, 2024, as compared to the same period in 2023. The decrease in other expenses, net was primarily due to decreased net periodic pension cost, partly offset by increased losses on financial instruments and increased interest expense. The increased interest expense was primarily due to an increase in weighted average interest rates, partly offset by a decrease in weighted average debt.

Charter recognized income tax expense of $1.6 billion for both the years ended December 31, 2024 and 2023.

Gain (loss) on dilution of investment in equity affiliate

The loss on dilution of investment in affiliate decreased by $28 million during the year ended December 31, 2024, as compared to the same period in 2023. The loss on dilution of investment in affiliate decreased primarily due to increased gains on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares and a decrease in issuance of Charter common stock from the exercise of stock options held by employees and other third parties.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2024	2023

	amounts in millions
Exchangeable senior debentures	$(108)	(106)
Other	(17)	5
	$(125)	(101)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 4 and 7 to the accompanying consolidated financial statements for additional discussion). The changes in realized and unrealized gains (losses) for the year ended December 31, 2024, as compared to the same period in 2023, were primarily due to the change in fair value of the debentures outstanding for the respective periods related to changes in market price of the underlying Charter stock, in addition to an impairment on an equity security.

Other, net

Other, net income decreased $9 million for the year ended December 31, 2024, as compared to the same period in 2023. The change was primarily due to a tax sharing receivable with QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”).  The tax sharing receivable with QVC Group resulted in tax sharing income of $3 million and $11 million for the years ended December 31, 2024 and 2023, respectively. See more discussion about the tax sharing agreement with QVC Group in note 1 to the accompanying consolidated financial statements.

Income taxes

Earnings (loss) before income taxes and income tax (expense) benefit are as follows:

	Years ended December 31,
	2024	2023

	amounts in millions
Earnings (loss) before income taxes	$1,082	888
Income tax (expense) benefit	(213)	(200)
Effective income tax rate	20%	23%

Our effective tax rate for the year ended December 31, 2024 was 20%. Our effective tax rate was lower than the federal tax rate of 21% in 2024 primarily due to the effect of federal tax credits and certain non-taxable proceeds received in connection with the Merger Agreement, partially offset by state income taxes and certain non-deductible expenses.

Our effective tax rate for the year ended December 31, 2023 was 23%. Our effective tax rate was higher than the federal tax rate of 21% in 2023 primarily due to the effect of state income taxes and certain non-deductible expenses.

Net earnings (loss)

We had net earnings of $869 million and $688 million for the years ended December 31, 2024 and 2023, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2024, substantially all of our cash, cash equivalents, restricted cash and restricted cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

We discuss below both potential sources and use of liquidity, however, while the Transactions are pending, we are currently subject to certain contractual restrictions and therefore may not be able to take some or all of the actions described below.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries to be used by the subsidiary (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), monetization of investments (including Charter Repurchases (as defined in note 5 to the accompanying consolidated financial statements and discussed below)), outstanding or anticipated debt facilities (as discussed in note 7 to the accompany consolidated financial statements), loans from Charter pursuant to the Merger Agreement and Stockholders and Letter Agreement Amendment, and dividend and interest receipts.

As of December 31, 2024, Liberty Broadband had a cash and cash equivalents balance of $163 million.

	Years ended December 31,
	2024	2023

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$104	16
Net cash provided by (used in) investing activities	$130	150
Net cash provided by (used in) financing activities	$(181)	(390)

The increase in cash provided by operating activities in 2024, as compared to the same period in 2023, was primarily driven by timing differences in working capital accounts (including litigation payments in 2023) and increased operating income.

During the years ended December 31, 2024 and 2023, net cash flows provided by investing activities were primarily related to the sale of Charter Class A common stock for $335 million and $394 million, respectively. In February 2021, Liberty Broadband entered into the Letter Agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 5 to the accompanying consolidated financial statements). Further, simultaneously with the Merger Agreement in November 2024, the Company entered into the Stockholders and Letter Agreement Amendment that provides that Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million, and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband in an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan  to occur on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date the 3.125% Debentures due 2053 and 3.125% Debentures due 2054 (each as defined in note 7 to the accompanying consolidated financial statements) are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin

Loan Facility. Pursuant to this agreement, the Company expects the Charter Repurchases to be a significant source of liquidity in future periods.

During the years ended December 31, 2024 and 2023, net cash flows used in investing activities were primarily related to capital expenditures, net of grant proceeds of $193 million and $216 million, respectively, and purchases of equity securities during 2023.

During the year ended December 31, 2024, net cash flows used in financing activities were primarily for the repurchase of approximately $300 million in aggregate principal amount of the 3.125% Debentures due 2053 (as defined and described more fully in note 7 to the accompanying consolidated financial statements) and net repayments of approximately $670 million on the Margin Loan Agreement (as defined in note 7 to the accompanying consolidated financial statements), partly offset by the issuance of $860 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2054 and net borrowings of approximately $55 million on the Senior Credit Facility. Additionally, net cash flows used in financing activities included repurchases of Liberty Broadband Series A and Series C common stock of $89 million.

During the year ended December 31, 2023, net cash flows used in financing activities were primarily for the repurchase of approximately $1,415 million in principal amount of outstanding exchangeable senior debentures, partially offset by the issuance of $1,265 million aggregate original principal amount of the 3.125% Debentures due 2053, as well as net borrowings of debt of approximately $60 million of outstanding Revolving Loans (as defined in note 7 to the accompanying consolidated financial statements) under the Margin Loan Facility. Additionally, net cash flows used in financing activities included repurchases of Liberty Broadband Series A and Series C common stock of $227 million and indemnification payments of $45 million made by Liberty Broadband to QVC Group in connection with the LI LLC 1.75% Exchangeable Debentures (as defined in note 4 to the accompanying consolidated financial statements), which was settled during the year ended December 31, 2023.

The projected uses of our cash and restricted cash are debt repayment, net capital expenditures of approximately $250 million, approximately $170 million for interest payments on outstanding debt, approximately $15 million for Liberty Broadband preferred stock dividends, transaction-related expenses, to reimburse Liberty for amounts due under various agreements and to fund potential investment opportunities at GCI. We expect corporate cash and other available sources of liquidity as discussed above to cover corporate expenses for the foreseeable future.

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

Information concerning the amount and timing of current and long-term material cash requirements, both accrued and off-balance sheet, excluding loss contingencies and uncertain tax positions, if any, where it is indeterminable when payments will be made, is summarized below:

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years

	amounts in millions
Material Cash Requirements
Debt (1)	$3,666	3	1,236	602	1,825
Preferred stock liquidation value	180	—	—	—	180
Interest expense and preferred stock dividends (2)	2,138	183	318	162	1,475
Finance and operating lease obligations	123	51	47	12	13
Tower obligations, including interest	114	7	15	16	76
Purchase obligations	224	130	60	21	13
Total	$6,445	374	1,676	813	3,582
(1)	Amounts are reflected in the table at the outstanding principal amount at December 31, 2024, assuming the debt instrument will remain outstanding until the stated maturity date and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2024, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2024 rates and (iii) assume that our existing debt is repaid at contractual maturity.

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

	December 31,
	2024	2023
Consumer
Data:
Cable modem subscribers[1]	155,700	159,700
Wireless:
Wireless lines in service[2]	198,800	197,300

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Data cable modem subscribers as of December 31, 2024 include 900 subscribers that were reclassified from GCI Business to GCI Consumer subscribers in the first quarter of 2024 and are not new additions.

2 A wireless line in service is defined as a wireless device with a monthly fee for services. Wireless lines in service as of December 31, 2024 include 1,800 lines that were reclassified from GCI Business to GCI Consumer lines in the first quarter of 2024 and are not new additions.

GCI Holdings’ operating results for the years ended December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023

	amounts in millions
Revenue	$1,016	981
Operating expenses (excluding stock-based compensation included below):
Operating expense	(257)	(245)
Selling, general and administrative expenses	(397)	(375)
Adjusted OIBDA	362	361
Stock-based compensation	(11)	(14)
Depreciation and amortization	(207)	(230)
Operating income (loss)	$144	117

Revenue

The components of revenue are as follows:

	Years ended December 31,
	2024	2023

	amounts in millions
Consumer
Data	$238	233
Wireless	191	193
Other	40	42
Business
Data	469	427
Wireless	47	50
Other	31	36
Total revenue	$1,016	981

Consumer data revenue increased $5 million for the year ended December 31, 2024, as compared to the same period in 2023. The increase was primarily driven by subscribers’ selection of plans with higher recurring monthly charges.

Consumer wireless revenue decreased $2 million for the year ended December 31, 2024, as compared to the same period in 2023. The decrease was driven by a decrease in the number of handset sales and a decrease in prepaid data plans.

Consumer other revenue decreased $2 million for the year ended December 31, 2024, as compared to the same period in 2023. Consumer other revenue consists of consumer video and voice revenue. The decrease was due to a decrease in video revenue primarily driven by decreased video subscribers. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and expects a continued decrease as customers make decisions to move to alternative services. During the fourth quarter of 2024, it was announced that GCI Holdings plans to exit the video business in 2025, subject to regulatory approvals.

Business data revenue increased $42 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to increased sales to health care and education customers due to service upgrades. These increases were partially offset by decreases in business data subscribers.

Business wireless revenue decreased $3 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to changes in the number of subscribers.

Business other revenue decreased $5 million for the year ended December 31, 2024, as compared to the same period in 2023. Business other revenue consists of business video and voice revenue. The decrease was primarily due to decreased local and long distance voice revenue as a result of decreased subscribers. Historically, GCI Holdings has seen declines in video and voice subscribers and revenue and has not focused business efforts on growth in these areas. During the fourth quarter of 2024, it was announced that GCI Holdings plans to exit the video business in 2025, subject to regulatory approvals.

Operating expenses increased $12 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to increases in distribution costs to health care, education and consumer customers, partially offset by decreases in handset product costs due to decreased handset sales.

Selling, general and administrative expenses increased $22 million for the year ended December 31, 2024, as compared to the same period in 2023. The increase was primarily due to increases in labor related costs primarily from increased average salaries and increased headcount, and to a lesser extent, software subscription costs, partially offset by a decrease in lease expense.

Stock-based compensation decreased $3 million for the year ended December 31, 2024, as compared to the same period in 2023. The decrease was primarily due to decreases in the value of new awards granted during 2024 as compared to 2023, as well as equity awards that completed their vesting at the end of 2023.

Depreciation and amortization decreased $23 million for the year ended December 31, 2024, as compared to the same period in 2023. The decrease was due to lower depreciation and amortization expense as certain fixed and intangible assets became fully depreciated and amortized during 2023.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which could include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We could achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, and (ii) issuing variable rate debt with appropriate maturities and interest rates.

As of December 31, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$451	6.3%	$600	4.8%
Corporate and other	$790	6.2%	$1,825	3.1%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Liberty Broadband Corporation are filed under this Item, beginning on Page II-25. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), and under the oversight of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-21 for Management's Report on Internal Control Over Financial Reporting.

See page II-22 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, the Company's internal control over financial reporting is effective.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page II-22 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Broadband Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Broadband Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Broadband Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Broadband Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Equity method accounting for the Company’s investment in Charter

As discussed in notes 2 and 5 to the consolidated financial statements, the Company has recorded an investment in Charter of $13,057 million as of December 31, 2024, accounted for using the equity method. The investment represents approximately 78.2% of the total assets of the Company as of December 31, 2024. The investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses as they occur and for additional purchases and sales of Charter shares. The Company’s investment in Charter differs from the underlying equity of Charter which results in excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s investee within memo accounts used for equity method accounting.

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

Sufficiency of audit evidence over certain data, wireless, and other revenue streams

As discussed in note 2 to the consolidated financial statements and disclosed in the consolidated statements of operations, the Company reported revenue of $1,016 million for the year ended December 31, 2024, which included $940 million of revenue related to data, wireless, and other revenue services at GCI Holdings. The Company’s accounting for these revenue streams involves multiple processes and information technology (IT) systems.

We identified the evaluation of sufficiency of audit evidence over certain data, wireless, and other revenue streams at GCI Holdings as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the number of revenue streams and related IT applications utilized throughout the revenue recognition process. Subjective auditor judgment was required to evaluate whether relevant revenue data was captured and aggregated throughout these various processes and IT applications, which included the involvement of IT professionals with specialized skills and knowledge. We applied auditor judgment in determining the revenue streams over which procedures would be performed and evaluating the nature and extent of evidence obtained over each relevant revenue stream.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For each revenue stream where procedures were performed, we:

—	evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue recognition process, including controls related to accurately recording amounts for certain of the Company’s data, wireless, and other revenue streams
—	assessed the recorded revenue for a selection of transactions by comparing the amounts recognized to underlying documentation, including evidence of contracts with customers.

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

Denver, Colorado
February 27, 2025

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets

December 31, 2024 and 2023

	2024	2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$163	158
Trade and other receivables, net	195	178
Prepaid and other current assets	65	94
Total current assets	423	430
Investment in Charter, accounted for using the equity method (note 5)	13,057	12,116
Property and equipment, net (note 2)	1,150	1,053
Intangible assets not subject to amortization
Goodwill (note 6)	755	755
Cable certificates	550	550
Other	41	40
Intangible assets subject to amortization, net (note 6)	411	461
Other assets, net	300	236
Total assets	$16,687	15,641

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets (Continued)

December 31, 2024 and 2023

	2024	2023

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$112	86
Deferred revenue	21	30
Current portion of debt	3	3
Other current liabilities	64	59
Total current liabilities	200	178
Long-term debt, net, including $1,897 and $1,255 measured at fair value, respectively (note 7)	3,753	3,733
Obligations under tower obligations and finance leases, excluding current portion (note 8)	72	83
Long-term deferred revenue	113	65
Deferred income tax liabilities (note 9)	2,388	2,216
Preferred stock (note 10)	201	202
Other liabilities	152	141
Total liabilities	6,879	6,618
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,251,013 and 18,233,573 at December 31, 2024 and 2023 respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,007,705 and 2,025,232 at December 31, 2024 and 2023, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 123,022,488 and 123,704,814 at December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	3,007	3,107
Accumulated other comprehensive earnings (loss), net of taxes	73	52
Retained earnings	6,712	5,843
Total stockholders' equity	9,793	9,003
Non-controlling interests	15	20
Total equity	9,808	9,023
Commitments and contingencies (note 13)
Total liabilities and equity	$16,687	15,641

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in millions,
	except per share amounts
Revenue	$1,016	981	975
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	257	245	253
Selling, general and administrative, including stock-based compensation (note 11)	460	433	432
Depreciation and amortization	207	230	262
Litigation settlement, net of recoveries (note 13)	—	—	67
	924	908	1,014
Operating income (loss)	92	73	(39)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(194)	(206)	(133)
Share of earnings (losses) of affiliate (note 5)	1,323	1,155	1,326
Gain (loss) on dilution of investment in affiliate (note 5)	(32)	(60)	(63)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(125)	(101)	334
Gain (loss) on dispositions, net (note 1)	—	—	179
Other, net	18	27	(70)
Earnings (loss) before income taxes	1,082	888	1,534
Income tax benefit (expense)	(213)	(200)	(277)
Net earnings (loss)	869	688	1,257
Less net earnings (loss) attributable to the non-controlling interests	—	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$869	688	1,257
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$6.08	4.71	8.01
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$6.08	4.68	7.96

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in millions
Net earnings (loss)	$869	688	1,257
Other comprehensive earnings (loss), net of taxes:
Credit risk on fair value debt instruments gains (loss)	29	44	(5)
Recognition of previously unrealized losses (gains) on debt, net	(8)	(1)	—
Other comprehensive earnings (loss), net of taxes	21	43	(5)
Comprehensive earnings (loss)	890	731	1,252
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$890	731	1,252

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$869	688	1,257
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	207	230	262
Stock-based compensation	28	34	37
Litigation settlement, net of recoveries	—	—	67
Share of (earnings) losses of affiliate, net	(1,323)	(1,155)	(1,326)
(Gain) loss on dilution of investment in affiliate	32	60	63
Realized and unrealized (gains) losses on financial instruments, net	125	101	(334)
Deferred income tax expense (benefit)	170	168	54
(Gain) loss on dispositions, net	—	—	(179)
Other, net	(4)	(4)	(4)
Changes in operating assets and liabilities:
Current and other assets	43	20	140
Payables and other liabilities	(43)	(126)	(93)
Net cash provided by (used in) operating activities	104	16	(56)
Cash flows from investing activities:
Capital expenditures	(247)	(222)	(181)
Grant proceeds received for capital expenditures	54	6	25
Cash received for Charter shares repurchased by Charter	335	394	3,034
Cash proceeds from dispositions, net	—	—	163
Cash released from escrow related to dispositions	—	23	—
Purchase of investments	—	(53)	—
Other investing activities, net	(12)	2	6
Net cash provided by (used in) investing activities	130	150	3,047
Cash flows from financing activities:
Borrowings of debt	1,139	1,501	325
Repayments of debt, tower obligations and finance leases	(1,201)	(1,616)	(231)
Repurchases of Liberty Broadband common stock	(89)	(227)	(2,882)
Indemnification payment to QVC Group	—	(45)	—
Other financing activities, net	(30)	(3)	(9)
Net cash provided by (used in) financing activities	(181)	(390)	(2,797)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	53	(224)	194
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	176	400	206
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$229	176	400

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Equity

Years ended December 31, 2024, 2023 and 2022

					Accumulated	Retained	Noncontrolling
				Additional	other	earnings	interest in
	Common stock			paid-in	comprehensive	(accumulated	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	deficit)	subsidiaries	equity

	amounts in millions
Balance at December 31, 2021	$—	—	1	6,214	14	3,898	12	10,139
Net earnings (loss)	—	—	—	—	—	1,257	—	1,257
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	—	37	—	—	—	37
Liberty Broadband stock repurchases	—	—	—	(2,882)	—	—	—	(2,882)
Noncontrolling interest activity at Charter and other	—	—	—	(51)	—	—	6	(45)
Balance at December 31, 2022	—	—	1	3,318	9	5,155	18	8,501
Net earnings (loss)	—	—	—	—	—	688	—	688
Other comprehensive earnings (loss), net of taxes	—	—	—	—	43	—	—	43
Stock-based compensation	—	—	—	34	—	—	—	34
Liberty Broadband stock repurchases	—	—	—	(227)	—	—	—	(227)
Noncontrolling interest activity at Charter and other	—	—	—	(18)	—	—	2	(16)
Balance at December 31, 2023	—	—	1	3,107	52	5,843	20	9,023
Net earnings (loss)	—	—	—	—	—	869	—	869
Other comprehensive earnings (loss), net of taxes	—	—	—	—	21	—	—	21
Stock-based compensation	—	—	—	28	—	—	—	28
Liberty Broadband stock repurchases	—	—	—	(89)	—	—	—	(89)
Noncontrolling interest activity at Charter and other	—	—	—	(39)	—	—	(5)	(44)
Balance at December 31, 2024	$—	—	1	3,007	73	6,712	15	9,808

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(1) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Liberty Broadband Corporation and its controlled subsidiaries (collectively, "Liberty Broadband," the "Company," “us,” “we,” or “our” unless the context otherwise requires). Liberty Broadband is primarily comprised of GCI Holdings, LLC (“GCI Holdings” or “GCI”), a wholly owned subsidiary, and an equity method investment in Charter Communications, Inc. (“Charter”).

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

On December 18, 2020, GCI Liberty, Inc. (“GCI Liberty”), the parent company of GCI Holdings, was acquired by Liberty Broadband.

Skyhook Holdings, Inc. (“Skyhook”) was a wholly owned subsidiary of Liberty Broadband until its sale on May 2, 2022 for aggregate consideration of approximately $194 million, including amounts held in escrow of approximately $23 million that were released to Liberty Broadband on May 3, 2023. Liberty Broadband recognized a gain on the sale of $179 million, net of closing fees, in the second quarter of 2022, which is recorded in Gain (loss) on dispositions, net in the accompanying consolidated statement of operations. Skyhook is included in Corporate and other through April 30, 2022 and is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on Liberty Broadband’s operations and financial results. Included in Revenue in the accompanying consolidated statements of operations is $6 million for the year ended December 31, 2022 related to Skyhook. Included in Net earnings (loss) in the accompanying consolidated statement of operations are earnings of $4 million for the year ended December 31, 2022 related to Skyhook.

Recent Events

On November 11, 2024, Gregory B. Maffei, the Company’s President and Chief Executive Officer, and a member of the Board of Directors of Liberty Broadband, notified Liberty Broadband that he would be stepping down from these roles at the end of 2024. Liberty Broadband’s Chairman, John C. Malone, has assumed the additional role of interim Chief Executive Officer of Liberty Broadband effective January 1, 2025.

On November 12, 2024, the Company entered into a definitive agreement (the “Merger Agreement”) under which Charter has agreed to acquire Liberty Broadband (the “Combination”, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). Under the terms of the Merger Agreement, each holder of Liberty Broadband Series A common stock, Series B common stock, and Series C common stock (collectively, “Liberty Broadband common stock”) will receive 0.236 of a share of Charter Class A common stock per share of Liberty Broadband common stock held, with cash to be issued in lieu of fractional shares. Each holder of Liberty Broadband Series A cumulative redeemable preferred stock (“Liberty Broadband preferred stock”) will receive one share of newly issued Charter Series A cumulative redeemable preferred stock (“Charter preferred stock”) per share of Liberty Broadband preferred stock held. The Charter preferred stock will substantially mirror the current terms of the Liberty Broadband preferred stock, including a mandatory redemption date of March 8, 2039.

As a condition to closing the Combination, Liberty Broadband has agreed to divest the business of GCI (the “GCI business”) by way of a distribution to the holders of Liberty Broadband common stock prior to the closing of the Combination (the “GCI Divestiture”). The GCI Divestiture is expected to be taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Combination. However, to the extent such corporate level tax

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

liability exceeds $420 million, Charter will be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI corresponding to such excess. The companies currently expect the Combination to close on June 30, 2027 unless otherwise agreed, subject to the completion of the GCI Divestiture and other customary closing conditions.

As a result of the Transactions, as of November 12, 2024, Charter expects to retire the approximately 45.6 million shares of Charter Class A common stock owned by Liberty Broadband as of that date and to issue approximately 34.0 million shares of Charter Class A common stock to holders of Liberty Broadband common stock at the closing, resulting in a net decrease of approximately 11.5 million shares of Charter Class A common stock outstanding. As of November 12, 2024, Liberty Broadband had existing debt of $2.6 billion (excluding debt at GCI) that will be repaid prior to closing or assumed by Charter, and $180 million in aggregate liquidation preference of Liberty Broadband preferred stock that will be converted into an equal amount of Charter preferred stock in the Combination.

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”) to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment. Liberty Broadband will remain subject to the existing voting cap of 25.01% as described in note 5. Proceeds from share repurchases applied to debt service are expected to be tax free.

At the virtual special meeting held on February 26, 2025, the requisite holders of Liberty Broadband’s Series A common stock, Series B common stock and Series A cumulative redeemable preferred stock,  approved the adoption of the Merger Agreement, pursuant to which, among other things, Liberty Broadband will combine with Charter and divest of the GCI business.

Historical Spin-Off Arrangements

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly owned subsidiary, Liberty Broadband, and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). In connection with the Broadband Spin-Off, Liberty and Liberty Broadband entered into certain agreements in order to govern certain of the ongoing relationships between the two companies and to provide for an orderly transition, including a tax sharing agreement, services agreement and a facilities sharing agreement. Additionally, in connection with a prior transaction, GCI Liberty and QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”) entered into a tax sharing agreement, which was assumed by Liberty Broadband as a result of the combination of GCI Liberty and Liberty Broadband. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between QVC Group and Liberty Broadband and other agreements related to tax matters. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters.

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Liberty Broadband reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which are negotiated semi-annually, as necessary. Pursuant to the services agreement, in connection with Liberty’s employment

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

arrangement with Mr. Maffei, the Company’s President and Chief Executive Officer through 2024, components of Mr. Maffei’s compensation were either paid directly to him or reimbursed to Liberty, based on allocations set forth in the services agreement. For the years ended December 31, 2024, 2023 and 2022, the allocation percentage for Liberty Broadband was 23%, 23% and 33%, respectively.

Under these various agreements, amounts reimbursable to Liberty were approximately $7 million and $7 million for the years ended December 31, 2024 and 2023, respectively. Liberty Broadband had a tax sharing receivable with QVC Group of approximately $20 million and $16 million as of December 31, 2024 and 2023, respectively, included in Other assets.

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

Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents

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

Restricted cash and restricted cash equivalents are cash and highly liquid investments, respectively, that are restricted for usage. The majority of the Company’s restricted cash and restricted cash equivalents balance at December 31, 2024 relates to the proceeds from sales of Charter shares occurring after the Merger Agreement was entered into, which are restricted for use to settle Liberty Broadband debt and/or pay interest on Liberty Broadband debt pursuant to the Stockholders and Letter Agreement Amendment, as defined and more fully described in note 5. The Company classifies the restricted cash and restricted cash equivalents from sales of Charter shares as noncurrent to align with the noncurrent classification of the debt and has included it in Other assets, net line item in the accompanying consolidated balance sheets. There is also cash restricted for use on GCI Holdings’ various arrangements to help fund projects that extended terrestrial broadband service for the first time to rural Alaska communities via a high capacity hybrid fiber optic and microwave network. The restricted cash associated with those agreements is classified as current or noncurrent dependent on the terms and timelines of those contracts. See note 3 for more information on restricted cash and restricted cash equivalents.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

receivable balances occur when the Company deems the receivables are uncollectible. The Company does not have any off-balance-sheet credit exposure related to its customers.

A summary of activity in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022 is as follows (amounts in millions):

		Additions	Deductions
	Balance at	Charged to
	beginning of	costs and	Write-offs net	Balance at
	year	expenses	of recoveries	end of year
2024	$5	4	(5)	4
2023	$4	5	(4)	5
2022	$4	4	(4)	4

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Property and Equipment

Property and equipment is stated at depreciated cost less impairments, if any. Construction costs of facilities are capitalized. Construction in progress represents equipment, distribution facilities, fiber and other capital assets not yet placed in service on December 31, 2024 or 2023, that management intends to place in service when the assets are ready for their intended use. Depreciation is computed using the straight-line method based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable.

Net property and equipment consists of the following:

	December 31,
	2024	2023

	amounts in millions
Land	$13	16
Buildings (25 years)	114	108
Telephony transmission equipment and distribution facilities (5-20 years)	899	832
Cable transmission equipment and distribution facilities (5-30 years)	156	118
Support equipment and systems (3-20 years)	128	112
Fiber optic cable systems (15-25 years)	130	128
Other (2-20 years)	87	72
Construction in progress	302	197
	1,829	1,583
Accumulated depreciation	(679)	(530)
Property and equipment, net	$1,150	1,053

Depreciation of property and equipment under finance leases is included in depreciation and amortization expense in the consolidated statements of operations. Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $147 million, $166 million and $195 million, respectively.

Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of sales or other dispositions of property and equipment.

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. Capitalized interest costs for the years ended December 31, 2024, 2023 and 2022 were $10 million, $7 million and $4 million, respectively.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether current events or circumstances indicate that such

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Balance at December 31, 2022	$81
Liability incurred	1
Accretion expense	2
Liability settled	—
Balance at December 31, 2023	84
Liability incurred	1
Accretion expense	3
Liability settled	—
Balance at December 31, 2024	$88

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The Company has Software as a Service ("SaaS") arrangements which are accounted for as service agreements and are not capitalized. Internal and other third party costs for SaaS arrangements are capitalized or expensed in accordance with the internal use software guidance as discussed in the preceding paragraph.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment upon certain triggering events. Intangible assets with estimable useful lives are being amortized over three to 25 year periods with a weighted-average life of 12 years.

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

December 31, 2024, 2023 and 2022

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

Other

Other revenue consists of video and voice revenue. Video revenue is generated primarily from residential and business customers that subscribe to GCI Holdings’ cable video plans. Video revenue is billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer. GCI Holdings has announced that it plans to exit the video business in 2025, subject to regulatory approvals. Voice revenue is for fixed monthly fees for voice plans

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

as well as usage based fees for long-distance service usage. Voice plan fees are billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer. Usage based fees are recognized as services are provided.

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

Remaining Performance Obligations

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2024 of $369 million in 2025, $223 million in 2026, $113 million in 2027, $27 million in 2028 and $21 million in 2029 and thereafter.

The Company applies certain practical expedients as permitted and does not disclose information about remaining performance obligations that have original expected durations of one year or less, information about revenue remaining from usage based performance obligations that are recognized over time as-invoiced, or variable consideration allocated to wholly unsatisfied performance obligations.

The Company excludes variable consideration from its remaining performance obligations that are unsatisfied for certain of its business data contracts that have an original expected duration greater than one year. Such contracts are associated with GCI Holdings’ participation in the Rural Health Care (“RHC”) Program because the rates charged under those contracts are highly regulated by the FCC and must be approved annually. Beyond the variability in the rate to be determined annually, the RHC Program is also subject to funding caps that could potentially limit the amount of funding for the RHC Program, which would also reduce the amount of funding available to GCI Holdings. The RHC Program contracts typically have a term that ranges from three to five years.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Contract Balances

The Company had receivables of $193 million and $181 million at December 31, 2024 and 2023, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $33 million and $43 million at December 31, 2024 and 2023, respectively. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during 2024 was not materially impacted by other factors.

Assets Recognized from the Costs to Obtain a Contract with a Customer

Management expects that incremental commission fees paid to intermediaries as a result of obtaining customer contracts are recoverable and therefore the Company capitalizes them as contract costs.

Capitalized commission fees are amortized based on the transfer of goods or services to which the assets relate which typically range from two to five years, and are included in selling, general and administrative expenses.

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in selling, general and administrative expenses.

Revenue from contracts with customers, classified by customer type and significant service offerings, is as follows:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$238	233	231
Wireless	141	143	143
Other	41	41	55
Business Revenue
Data	465	424	392
Wireless	41	45	47
Other	14	18	24
Lease, grant, and revenue from subsidies	76	77	77
Total GCI Holdings	1,016	981	969
Corporate and other	—	—	6
Total	$1,016	981	975

Advertising Costs

Advertising costs generally are expensed as incurred. Advertising expense aggregated $7 million, $5 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Advertising costs are reflected in the Selling, general and administrative, including stock-based compensation line item in our consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 11, Liberty Broadband has granted to its directors, employees and employees of certain of its subsidiaries, restricted stock units (“RSUs”) and stock options to purchase shares of Liberty Broadband common stock

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

(collectively, “Awards”). Liberty Broadband measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Liberty Broadband measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award and remeasures the fair value of the Award at each reporting date.

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

GCI Holdings receives support from each of the various Universal Service Fund ("USF") programs: rural health care, schools and libraries, high-cost, and lifeline. The programs are subject to change by regulatory actions taken by the FCC or legislative actions, therefore, changes to the programs could result in a material decrease in revenue that the Company has recorded. Historical revenue recognized from the programs was 42%, 39% and 35% of GCI Holdings’ revenue for the years ended December 31, 2024, 2023 and 2022, respectively. The Company had USF net receivables of $125 million at December 31, 2024. See note 13 for more information regarding the rural health care receivables.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Earnings Attributable to Liberty Broadband Stockholders per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband stockholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the years ended December 31, 2024, 2023 and 2022 are approximately 3 million, 2 million and 2 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Years ended December 31,
	2024	2023	2022

	number of shares in millions
Basic WASO	143	146	157
Potentially dilutive shares (1)	—	1	1
Diluted WASO	143	147	158
(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Government Assistance

In current and prior years, the Company has been awarded, as either the recipient or subrecipient, federal government grants to construct broadband infrastructure to unserved and underserved communities in rural Alaska. During the years ended December 31, 2024, 2023 and 2022, the Company received approximately $54 million, $6 million and $25 million, respectively, for grants awarded in current and/or prior years.

For accounting purposes, these grants are accounted for using a grant accounting model by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. These grants were recorded as deferred revenue since the primary conditions for the receipt of the grant are the build out and operation of the broadband services over the established time frames, which range from 11 to 17 years for assets already placed in service and will be based on the property’s useful life for assets currently being constructed. During the years ended December 31, 2024, 2023 and 2022, revenue recorded in the consolidated financial statements was not material. Both short-term and long-term deferred revenue have been recorded for the amounts of the grants received, with a non-material amount recorded as short-term and approximately $92 million and $41 million recorded as long-term deferred revenue, respectively, as of December 31, 2024 and 2023.

Reclassifications

Reclassifications have been made to the prior years’ consolidated financial statements to conform to the classifications used in the current year.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2024 and has applied it retrospectively to all prior periods presented in the financial statements. See note 14 for segment disclosures.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Cash paid for interest, net of amounts capitalized	$202	211	137
Cash paid for taxes, net	$37	49	266
Noncash activity:
Property and equipment expenditures incurred but not yet paid	$27	15	22

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The following table reconciles cash and cash equivalents, restricted cash and restricted cash equivalents reported in the Company’s consolidated balance sheets to the total amount presented in its consolidated statements of cash flows:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Cash and cash equivalents	$163	158	375
Restricted cash included in other current assets	—	16	24
Restricted cash and restricted cash equivalents included in other long-term assets	66	2	1
Total cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	$229	176	400

Restricted cash and restricted cash equivalents for the year ended December 31, 2024 primarily relates to proceeds from Charter share repurchases occurring after the Merger Agreement was entered into, which are restricted for use to settle Liberty Broadband debt and/or pay interest on Liberty Broadband debt pursuant to the Stockholders and Letter Agreement Amendment, as defined and more fully described in note 5.

Restricted cash for the years ended December 31, 2023 and 2022 primarily related to cash restricted for use on GCI Holdings’ various arrangements to help fund projects that extended terrestrial broadband service for the first time to rural Alaska communities via a high capacity hybrid fiber optic and microwave network.

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2024			December 31, 2023
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$89	89	—	78	78	—
Restricted cash equivalents	$64	64	—	—	—	—
Exchangeable senior debentures	$1,897	—	1,897	1,255	—	1,255

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets,” as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, equity securities, current portion of long-term debt (with the exception of the 3.125% Debentures due 2053 and the 3.125% Debentures due 2054 (each as defined in note 7)). With the exception of long-term debt

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

and preferred stock, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our consolidated balance sheets. The carrying value of the Margin Loan Facility, the Senior Credit Facility and the Wells Fargo Note Payable (each as defined in note 7) all bear interest at a variable rate and therefore are also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Exchangeable senior debentures (1)	$(108)	(106)	61
Indemnification obligation (2)	—	5	273
Other (3)	(17)	—	—
	$(125)	(101)	334
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a gain of $27 million, a gain of $55 million and a loss of $7 million for the years ended December 31, 2024, 2023 and 2022, respectively, net of the recognition of previously unrecognized gains and losses. During the year ended December 31, 2024, the Company recognized $9 million of previously unrecognized gains related to the retirement of a portion of the 3.125% Debentures due 2053. The cumulative change was a gain of $82 million as of December 31, 2024, net of the recognition of previously unrecognized gains and losses.
(2)	Pursuant to an indemnification agreement, Liberty Broadband agreed to indemnify Liberty Interactive LLC (“LI LLC”), a subsidiary of QVC Group, for certain payments made to holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the "LI LLC 1.75% Exchangeable Debentures"). As of December 31, 2023, all remaining LI LLC 1.75% Exchangeable Debentures were either retired or exchanged.
(3)	For the year ended December 31, 2024, the Company recognized an impairment on an equity security.

(5) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of December 31, 2024, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $13.1 billion and $15.5 billion, respectively. We own an approximate 31.9% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of December 31, 2024.

As discussed in more detail in note 1, Charter has agreed to acquire Liberty Broadband. The Stockholders and Letter Agreement Amendment sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the Voting Cap (as defined below) (the “Equity Cap”). Pursuant to the Stockholders and Letter Agreement Amendment, Liberty Broadband is exempt from the Equity Cap to the extent Liberty Broadband’s equity ownership in Charter exceeds such Equity Cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. In the event the Merger Agreement is terminated, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of the Voting Cap or the percentage of equity owned (on a fully diluted basis) by Liberty Broadband on the termination date of the Merger Agreement. As of December 31, 2024, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01% (the “Voting Cap”), our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement, Liberty Broadband has agreed to vote (subject to certain exceptions) all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the Voting Cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into the Letter Agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to the Letter Agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Charter Repurchases during the pendency of the proposed Transactions under the Merger Agreement are governed by the Stockholders and Letter Agreement Amendment as described below.

Interim Merger Period Stock Repurchases

Simultaneously with the execution and delivery of the Merger Agreement, Charter, Liberty Broadband and A/N have entered into an amendment to (i) the Stockholders Agreement, and (ii) the Letter Agreement. The Stockholders and Letter Agreement Amendment sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million, and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date Liberty Broadband’s 3.125% Debentures due 2053 and 3.125% Debentures due 2054 (each as defined in note 7) are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility. The per share sales price shall be determined as set forth in the Letter Agreement, provided that if Charter has not repurchased shares of its common stock during the relevant repurchase period, the repurchase price shall be based on a Bloomberg Volume Weighted Average Price methodology proposed by Charter and reasonably acceptable to Liberty Broadband.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Under the terms of the Stockholders and Letter Agreement Amendment and original Letter Agreement, Liberty Broadband sold Charter Class A common stock to Charter as follows:

	Years ended December 31,
	2024	2023	2022

	dollar amounts in millions
Number of Charter Class A shares sold to Charter	980,558	950,721	6,168,174
Amount of Charter Class A shares sold to Charter	$335	394	3,034

Subsequent to December 31, 2024, Liberty Broadband sold 268,890 shares of Charter Class A common stock to Charter for $100 million.

During the years ended December 31, 2024, 2023 and 2022, there were dilution losses of $32 million, $60 million, and $63 million, respectively, in the Company’s investment in Charter. The dilution losses were primarily attributable to the exercise of stock options and restricted stock units held by employees and other third parties, offset by gains on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the periods presented.

The excess basis has been allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	Years ended December 31,
	2024	2023
Property and equipment, net	$280	403
Customer relationships, net	1,751	2,049
Franchise fees	3,843	3,843
Trademarks	29	29
Goodwill	3,845	4,049
Debt	(251)	(317)
Deferred income tax liability	(1,413)	(1,472)
	$8,084	8,584

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 3 years and 7 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The decrease in excess basis for the year ended December 31, 2024 was primarily due to amortization expense during the period, as well as Liberty Broadband’s participation in Charter’s share buyback program and other equity activity at Charter. Included in our share of earnings from Charter of $1,323 million, $1,155 million and $1,326 million for the years ended December 31, 2024, 2023 and 2022, respectively, are $303 million, $277 million and $232 million, respectively, of losses, net of related taxes, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Summarized financial information for Charter is as follows:

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

	amounts in millions
Current assets	$4,233	4,132
Property and equipment, net	42,913	39,520
Goodwill	29,674	29,668
Intangible assets, net	68,437	69,141
Other assets	4,763	4,732
Total assets	$150,020	147,193
Current liabilities	$13,486	13,214
Deferred income taxes	18,845	18,954
Long-term debt	92,134	95,777
Other liabilities	5,848	4,530
Equity	19,707	14,718
Total liabilities and shareholders' equity	$150,020	147,193

Consolidated Statements of Operations

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Revenue	$55,085	54,607	54,022
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	33,167	33,405	32,876
Depreciation and amortization	8,673	8,696	8,903
Other operating (income) expense, net	127	(53)	281
	41,967	42,048	42,060
Operating income	13,118	12,559	11,962
Interest expense, net	(5,229)	(5,188)	(4,556)
Other income (expense), net	(387)	(517)	56
Income tax (expense) benefit	(1,649)	(1,593)	(1,613)
Net earnings (loss)	5,853	5,261	5,849
Less: Net income attributable to noncontrolling interests	(770)	(704)	(794)
Net Income (loss) attributable to Charter shareholders	$5,083	4,557	5,055

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

(6) Goodwill and Intangible Assets

Goodwill and Indefinite Lived Assets

Changes in the carrying amount of goodwill are as follows:

	GCI Holdings	Total

	amounts in millions
Balance at December 31, 2022	$755	755
Balance at December 31, 2023	755	755
Balance at December 31, 2024	$755	755

As presented in the accompanying consolidated balance sheets, cable certificates are the majority of the other significant indefinite lived intangible assets.

Intangible Assets Subject to Amortization, net

	December 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(173)	342	515	(132)	383
Other amortizable intangible assets	165	(96)	69	156	(78)	78
Total	$680	(269)	411	671	(210)	461

Intangible assets are being amortized generally on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense for intangible assets with finite useful lives was $60 million, $64 million and $67 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

2025	$56
2026	$53
2027	$50
2028	$49
2029	$42

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

(7) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2024	2024	2023
	amounts in millions
Margin Loan Facility	$790	790	1,460
3.125% Exchangeable Senior Debentures due 2053	965	951	1,255
3.125% Exchangeable Senior Debentures due 2054	860	946	—
Senior notes	600	619	623
Senior credit facility	447	447	394
Wells Fargo note payable	4	4	5
Deferred financing costs		(1)	(1)
Total debt	$3,666	3,756	3,736
Debt classified as current		(3)	(3)
Total long-term debt		$3,753	3,733

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

Outstanding borrowings under the Margin Loan Agreement were $790 million and $1.5 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024, SPV was permitted to borrow an additional $1,150 million under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is June 30, 2027. The borrowings under the Margin Loan Agreement accrue interest at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus a per annum spread of 1.875% (the “Base Spread”) (unless and until the replacement of such rate as provided for under the Margin Loan Agreement). The Margin Loan Agreement also has a commitment fee equal to 0.50% per annum on the daily unused amount of the Revolving Loans.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of December 31, 2024, 19.1 million shares of Charter common stock with a value of $6.5 billion were held in collateral accounts related to the Margin Loan Agreement.

Exchangeable Senior Debentures

On August 27, 2020, the Company closed a private offering of $575 million aggregate original principal amount of its 2.75% Exchangeable Senior Debentures due 2050 (the “2.75% Debentures”), including debentures with an aggregate original principal amount of $75 million issued pursuant to the exercise of an option granted to the initial purchasers. During the first quarter of 2023, the Company repurchased all of the outstanding 2.75% Debentures using proceeds from the issuance of the 3.125% Debentures due 2053, as defined and further described below.

On November 23, 2020, the Company closed a private offering of $825 million aggregate original principal amount of its 1.25% Exchangeable Senior Debentures due 2050 (the “1.25% Debentures”), including debentures with an aggregate original principal amount of $75 million issued pursuant to the exercise of an option granted to the initial purchasers. During the first quarter of 2023, the Company repurchased a significant portion of the 1.25% Debentures using proceeds from the issuance of the 3.125% Debentures due 2053, as defined and further described below. On October 5, 2023, the remaining 1.25% Debentures were redeemed.

In connection with the closing of the Liberty Broadband combination with GCI Liberty on December 18, 2020, the Company assumed all of GCI Liberty’s outstanding 1.75% exchangeable senior debentures due 2046 (the “1.75% Debentures”) with an original outstanding principal amount of $15 million at fair value. The total fair value of the acquired 1.75% Debentures was approximately $26 million. The 1.75% Debentures were initially issued on June 18, 2018 by GCI Liberty. During the first quarter of 2023, the Company repurchased all of the outstanding 1.75% Debentures using proceeds from the issuance of the 3.125% Debentures due 2053, as defined and further described below.

On February 28, 2023, the Company closed a private offering of $1,265 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures due 2053”), including debentures with an aggregate original principal amount of $165 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures due 2053, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.8901 shares of Charter Class A common stock were attributable to each $1,000 original principal amount of 3.125% Debentures due 2053, representing an initial exchange price of approximately $529.07 for each share of Charter Class A common stock. A total of approximately 2.4 million shares of Charter Class A common stock were initially attributable to the 3.125% Debentures due 2053. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2023. The 3.125% Debentures due 2053 may be redeemed by the Company, in whole or in part, on or after April 6, 2026. Holders of the 3.125% Debentures due 2053 also have the right to require the Company to purchase their 3.125% Debentures due 2053 on April 6, 2026. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures due 2053 plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of December 31, 2024, a holder of the 3.125% Debentures due 2053 does not have the ability to exchange their debentures and, accordingly, the 3.125% Debentures due 2053 have been classified as long-term debt within the consolidated balance sheet as of December 31, 2024.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

On July 2, 2024, the Company closed a private offering of $860 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2054 (the “3.125% Debentures due 2054”), including debentures with an aggregate original principal amount of $60 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures due 2054, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 2.5442 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 3.125% Debentures due 2054, representing an initial exchange price of approximately $393.05 for each share of Charter Class A common stock. A total of approximately 2.2 million shares of Charter Class A common stock were initially attributable to the 3.125% Debentures due 2054. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2024. The 3.125% Debentures due 2054 may be redeemed by the Company, in whole or in part, on or after December 15, 2028. Holders of the 3.125% Debentures due 2054 also have the right to require the Company to purchase their 3.125% Debentures due 2054 on December 15, 2028. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures due 2054 plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of December 31, 2024, a holder of the 3.125% Debentures due 2054 does not have the ability to exchange their debentures and, accordingly, the 3.125% Debentures due 2054 have been classified as long-term debt within the consolidated balance sheet as of December 31, 2024.

In connection with the closing of the private offering of the 3.125% Debentures due 2054, the Company repaid $540 million of borrowings under the Margin Loan Agreement and repurchased a total of $300 million in aggregate principal amount of the 3.125% Debentures due 2053 pursuant to individually privately negotiated transactions. After the repurchase, approximately 1.8 million shares of Charter Class A common stock are attributable to the 3.125% Debentures due 2053.

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

Following the satisfaction of certain conditions set forth in the Merger Agreement, Liberty Broadband must call for redemption its 3.125% Debentures due 2053 and/or its 3.125% Debentures due 2054 for cash within 10 business days of a request by Charter, subject to Liberty Broadband having sufficient liquidity to satisfy the applicable redemption and/or exchange obligation and certain other terms and conditions set forth in the Merger Agreement.

Senior Notes

GCI, LLC is the issuer of $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured. Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $19 million at December 31, 2024. Such premium is being amortized to interest expense in the accompanying consolidated statements of operations.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Senior Credit Facility

On October 15, 2021, GCI, LLC entered into an Eighth Amended and Restated Credit Agreement, which includes a $550 million revolving credit facility, with a $25 million sublimit for standby letters of credit, that matures on October 15, 2026 and a $250 million Term Loan A (the “Term Loan A”) that matures on October 15, 2027. On June 12, 2023, GCI, LLC entered into Amendment No. 1 to the Eighth Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”) which modified the interest rates to reference SOFR instead of the London Interbank Offered Rate (“LIBOR”).

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

As of December 31, 2024, there was $242 million outstanding under the Term Loan A, $205 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $342 million available for borrowing.

Wells Fargo Note Payable

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). Outstanding borrowings on the Wells Fargo Note Payable were $4 million and $5 million as of December 31, 2024 and 2023, respectively. On May 1, 2023, the Wells Fargo Note Payable was amended to update the interest rate to reference SOFR instead of LIBOR. After this amendment, the interest rate is variable at SOFR plus 1.75%. Prior to the amendment, the interest rate was variable at one month LIBOR plus 2.25%.

The Wells Fargo Note Payable is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the Wells Fargo Note Payable are secured by a security interest and lien on the building purchased with the note.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of December 31, 2024.

Five Year Maturities

The annual principal maturities of debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2025	$3
2026	$998
2027	$238
2028	$601
2029	$2

Fair Value of Debt

The fair value of the Senior Notes was $560 million at December 31, 2024 (Level 2).

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at December 31, 2024.

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

The Company has leases with remaining lease terms that range from less than one year up to 26 years. Certain of the Company’s leases may include an option to extend the term of the lease with such options to extend ranging from one year up to 34 years. The Company also has the option to terminate certain of its leases early with such options to terminate ranging from as early as 30 days up to 13 years from December 31, 2024.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The components of lease cost during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Operating lease cost (1)	$61	62	59

Finance lease cost
Depreciation of leased assets	$1	1	1
Total finance lease cost	$1	1	1
(1)	Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the consolidated financial statements.

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

	December 31,
	2024	2023	2022
Weighted-average remaining lease term (years):
Finance leases	1.6	2.5	3.5
Operating leases	3.7	4.1	3.9
Weighted-average discount rate:
Finance leases	4.3%	4.3%	4.3%
Operating leases	7.4%	7.7%	6.0%

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023

	amounts in millions
Operating leases:
Operating lease ROU assets, net (1)	$109	105

Current operating lease liabilities (2)	$48	45
Operating lease liabilities (3)	60	56
Total operating lease liabilities	$108	101

Finance Leases:
Property and equipment, at cost	$8	8
Accumulated depreciation	(3)	(2)
Property and equipment, net	$5	6

Current obligations under finance leases (4)	$1	1
Obligations under finance leases	—	1
Total finance lease liabilities	$1	2
(1)	Operating lease ROU assets, net are included within the Other assets, net line item in the accompanying consolidated balance sheets.
(2)	Current operating lease liabilities are included within the Other current liabilities line item in the accompanying consolidated balance sheets.
(3)	Operating lease liabilities are included within the Other liabilities line item in the accompanying consolidated balance sheets.
(4)	Current obligations under finance leases are included within the Other current liabilities line item in the accompanying consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$56	59	57
Financing cash outflows from finance leases	$1	1	1
ROU assets obtained in exchange for lease obligations
Operating leases	$61	41	11

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Future lease payments under finance leases, operating leases and tower obligations with initial terms of one year or more at December 31, 2024 consisted of the following:

	Finance Leases	Operating Leases	Tower Obligations

	amounts in millions
2025	$1	50	7
2026	—	36	7
2027	—	11	8
2028	—	8	8
2029	—	4	8
Thereafter	—	13	76
Total payments	1	122	114
Less: imputed interest	—	14	39
Total liabilities	$1	108	75

(9) Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Current:
Federal	$(38)	(30)	(222)
State and local	(5)	(2)	(1)
	(43)	(32)	(223)
Deferred:
Federal	(163)	(160)	(51)
State and local	(7)	(8)	(3)
	(170)	(168)	(54)
Income tax benefit (expense)	$(213)	(200)	(277)

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Income tax benefit (expense) differs from the amounts computed by applying the applicable U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Computed expected tax benefit (expense)	$(227)	(186)	(322)
State and local taxes, net of federal income taxes	(10)	(8)	(4)
Nontaxable equity contribution	1	4	41
Change in valuation allowance	—	—	1
Sale of consolidated subsidiary	—	2	15
Executive compensation	(3)	(5)	(7)
Nontaxable merger proceeds	21	—	—
Federal tax credits	6	1	1
Other	(1)	(8)	(2)
Income tax (expense) benefit	$(213)	(200)	(277)

For the year ended December 31, 2024, the significant reconciling items, as noted in the table above, are primarily due to state income taxes and certain non-taxable proceeds received in connection with the Merger Agreement.

For the year ended December 31, 2023, the significant reconciling items, as noted in the table above, are primarily due to state income taxes and certain non-deductible expenses.

For the year ended December 31, 2022, the significant reconciling items, as noted in the table above, are primarily due to the nontaxable decrease in the fair value of the indemnification obligation owed to QVC Group and tax benefits from the sale of stock of a subsidiary.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2024	2023

	amounts in millions
Deferred tax assets:
Tax loss and tax credit carryforwards	$61	36
Accrued stock-based compensation	9	15
Deferred revenue	18	27
Operating lease liabilities	30	28
Other accrued liabilities	8	7
Other future deductible amounts	35	35
Total deferred tax assets	161	148
Less: valuation allowance	(1)	(1)
Net deferred tax assets	160	147
Deferred tax liabilities:
Investments	(2,089)	(1,871)
Fixed assets	(182)	(196)
Intangible assets	(246)	(262)
Debt	(1)	(5)
Operating lease ROU assets	(30)	(29)
Total deferred tax liabilities	(2,548)	(2,363)
Net deferred tax asset (liability)	$(2,388)	(2,216)

The Company’s valuation allowance was unchanged in 2024.

At December 31, 2024, Liberty Broadband had deferred tax assets of $61 million for federal and state net operating losses, interest expense carryforwards and tax credit carryforwards. Of the $61 million, $57 million are carryforwards with no expiration. The remaining carryforwards expire at certain future dates. These carryforwards are expected to be utilized prior to expiration, except for $1 million which based on current projections, may expire unused and accordingly are subject to a valuation allowance. The carryforwards that are expected to be utilized begin to expire in 2028.

As of December 31, 2024, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2024, Liberty Broadband’s federal tax years prior to 2021 are closed. However, because Liberty Broadband generated a net operating loss (“NOL”) in 2014, 2016, 2017, 2018, 2019 and 2020, utilization of the NOLs in future years is still subject to adjustment. Liberty Broadband’s 2021 tax year is not under IRS examination. The IRS has completed its examination of Liberty Broadband’s 2022 tax year, but the 2022 tax year remains open until the statute of limitations expires on October 15, 2026. Liberty Broadband’s 2023 and 2024 tax years are being examined currently as part of the IRS’s compliance assurance process. Because Liberty Broadband’s ownership of Charter is less than the required 80%, Charter is not consolidated with Liberty Broadband for federal income tax purposes. As of December 31, 2024, all GCI and GCI Liberty tax years prior to 2021 are closed. However, because GCI generated NOLs in tax years prior to 2020, utilization of the NOLs in future years are subject to adjustment. Prior to the March 9, 2018 GCI Liberty split-off from QVC Group, certain GCI Liberty businesses were part of the QVC Group. consolidated federal tax group. QVC Group’s tax years prior to 2021 are closed for federal income tax purposes. Various states are currently examining QVC Group’s prior years’ state income tax returns.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Liberty Broadband preferred stock was issued as a result of the closing of the Liberty Broadband combination with GCI Liberty on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty outstanding immediately prior to the closing was converted into one share of newly issued Liberty Broadband Preferred Stock. The Company is required to redeem all outstanding shares of Liberty Broadband Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband Preferred Stock authorized and 7,183,812 shares issued and outstanding at December 31, 2024. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband Preferred Stock is accounted for as a liability on the Company’s consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband Preferred Stock are recorded as interest expense in the Company’s consolidated statements of operations. Liberty Broadband Preferred Stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband Preferred Stock of $203 million was recorded at the time of the closing of the Liberty Broadband combination with GCI Liberty. The fair value of Liberty Broadband Preferred Stock as of December 31, 2024 was $174 million (Level 1).

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On December 9, 2024, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband Preferred Stock which was paid on January 15, 2025 to shareholders of record of the Liberty Broadband Preferred Stock at the close of business on December 31, 2024.

Common Stock

Liberty Broadband Series A common stock (“LBRDA”) has one vote per share, Liberty Broadband Series B common stock (“LBRDB”) has ten votes per share and Liberty Broadband’s Series C common stock (“LBRDK”) has no votes per share (except as otherwise required by applicable law). Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock. All series of our common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2024, Liberty Broadband reserved 3 million shares of LBRDB and LBRDK common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Purchases of Common Stock

During the year ended December 31, 2024, the Company repurchased 1 million shares of LBRDK for aggregate cash consideration of $89 million. There were no repurchases of LBRDA or LBRDB during the year ended December 31, 2024.

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

All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance. As of December 31, 2024, the Company had approximately $1.7 billion available to be used for share repurchases under the Company’s share repurchase program, which is currently restricted by the Merger Agreement.

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

Under the Exchange Agreement, the JM Trust has exchanged 481,149 total shares of LBRDB for the same number of shares of LBRDK as of December 31, 2024.

On November 12, 2024, in connection with the entry into the Merger Agreement, Liberty Broadband entered into the Malone exchange side letter with the Malone exchange holders, whereby, among other things, the Malone exchange holders agreed to an arrangement under which Liberty Broadband will have the right, in connection with the GCI Divestiture, to exchange certain shares of LBRDB held by such Malone exchange holders for shares of LBRDK on a one-for-one basis (the “Malone

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

exchange”) to avoid the application of certain related party rules that otherwise could limit the availability of certain tax benefits to the divested GCI entity following the GCI Divestiture. If the Merger Agreement is terminated without the completion of the Combination having occurred but following the consummation of the Malone exchange (the “Malone exchange closing”), and unless otherwise agreed to in writing by the Malone exchange holders and Liberty Broadband, the Malone exchange will be automatically rescinded and treated as if neither the Malone exchange nor the Malone exchange closing had ever occurred.

Further, pursuant to the terms of the Malone exchange side letter, the parties thereto agreed to amend certain provisions of the Exchange Agreement to provide that (i) solely in connection with the GCI Divestiture, Malone Series C Exchangeable Shares (as defined in the Exchange Agreement) will not be exchanged for shares of LBRDB and the holders of such Malone Series C Exchangeable Shares will receive the same per share consideration received by holders of shares of LBRDK, (ii) Liberty Broadband waives its right to obligate the Malone exchange holders to enter into an exchange agreement with the divested GCI entity in connection with the GCI Divestiture, (iii) the Exchange Agreement would not be terminated as a result of the Malone exchange holders falling below 20% voting power in connection with the GCI Divestiture, and (iv) following the Malone exchange and prior to any termination of the Merger Agreement, none of the Malone Series C Exchangeable Shares will be exchanged for shares of LBRDB.

(11) Stock-Based Compensation

Included in selling, general and administrative expenses in the accompanying consolidated statements of operations are $28 million, $34 million and $37 million of stock-based compensation during the years ended December 31, 2024, 2023 and 2022, respectively.

Incentive Plans

Liberty Broadband grants, to certain of its directors, employees and employees of its subsidiaries, RSUs and stock options to purchase shares of its common stock. The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award and re-measures the fair value of the Award at each reporting date.

Pursuant to the Liberty Broadband 2024 Omnibus Incentive Plan (the “2024 Plan”), the Company may grant Awards to be made in respect of a maximum of 5.0 million shares of Liberty Broadband common stock plus the shares remaining available for Awards under the prior Liberty Broadband 2019 Omnibus Incentive Plan (the “2019 Plan”), as of close of business on May 23, 2024, the effective date of the 2024 Plan. Any forfeited shares from the 2019 Plan shall also be available again under the 2024 Plan.

Awards generally vest over 1-5 years and have a term of 7-10 years. Liberty Broadband issues new shares upon exercise of equity awards.

Grants

During the years ended December 31, 2024, 2023 and 2022, Liberty Broadband granted 183 thousand, 129 thousand and 136 thousand options, respectively, to purchase shares of LBRDK to our former Chief Executive Officer in connection with his employment agreement. Such options had a GDFV of $20.18, $27.83 and $39.10 per share, respectively, at the time they were granted and vested on December 31, 2024, December 29, 2023 and December 30, 2022, respectively.

During the year ended December 31, 2024, Liberty Broadband granted cash awards equal to $12.9 million to its employees and non-employee directors. These cash awards vested 50% on December 11, 2024 and the remaining 50% will vest on December 11, 2025.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

During the years ended December 31, 2023 and 2022, Liberty Broadband granted to its employees 407 thousand and 11 thousand options, respectively, to purchase shares of LBRDK. Such options had a weighted average GDFV of $27.68 per share and $30.43 per share, respectively, and vest between one and three years.

During the years ended December 31, 2023 and 2022, Liberty Broadband granted 21 thousand and 24 thousand options, respectively, to purchase shares of LBRDK to its non-employee directors with a weighted average GDFV of $27.73 per share and $30.43 per share, respectively, which cliff vest over a one year vesting period.

During the years ended December 31, 2024, 2023 and 2022, Liberty Broadband granted 132 thousand, 227 thousand and 227 thousand time-based and performance-based RSUs, respectively, of LBRDK to its employees, employees of subsidiaries and non-employee directors. The RSUs had a weighted average GDFV of $56.93, $84.02 and $120.70 per share, respectively. The time-based RSUs generally vest between one and five years for employees and employees of subsidiaries and in one year for non-employee directors. The performance-based RSUs mainly cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

There were no options to purchase shares of LBRDA or LBRDB granted during 2024, 2023 and 2022.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent re-measurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2024, 2023 and 2022, the range of expected terms was 5.1 to 5.2 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty Broadband common stock. For grants made in 2024, 2023 and 2022, the range of volatilities was 27.4% to 31.3%. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	LBRDK	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2024	4,063	$96.23
Granted	183	$56.20
Exercised	(1,510)	$48.35
Forfeited/Cancelled	(87)	$95.17
Outstanding at December 31, 2024	2,649	$120.80	3.6	$3
Exercisable at December 31, 2024	2,422	$124.86	3.4	$3

As of December 31, 2024, there were no outstanding options to purchase shares of LBRDA common stock.

During the years ended December 31, 2024 and 2023, Liberty Broadband had 150 thousand and 69 thousand LBRDB options, respectively, each with a WAEP of $97.21, that were forfeited. During the year ended December 31, 2022, the

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Company’s former Chief Executive Officer exercised 37 thousand LBRDB options at an exercise price of $97.21 per share. Immediately following this exercise, the resulting LBRDB shares were exchanged for the same number of LBRDK shares pursuant to the terms of a stipulation and order where Mr. Maffei agreed to exchange LBRDB shares for LBRDK shares following the exercise of certain stock options. As of December 31, 2024, Liberty Broadband had 96 thousand LBRDB options outstanding and exercisable at a WAEP of $94.05, a weighted average remaining contractual life of 0.3 years and aggregate intrinsic value of zero.

As of December 31, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $18 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.2 years.

As of December 31, 2024, Liberty Broadband reserved approximately 3 million shares of LBRDB and LBRDK for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2024, 2023 and 2022 was $52 million, $1 million and $3 million, respectively.

Restricted Stock Awards and RSUs

The aggregate fair value of all LBRDA and LBRDK restricted stock awards and RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $12 million, $12 million and $18 million, respectively.

As of December 31, 2024, the Company had approximately 317 thousand unvested restricted stock awards and RSUs of LBRDK held by certain officers and employees of the Company with a weighted average GDFV of $88.51 per share.

(12) Employee Benefit Plans

Subsidiaries of the Company sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment. The Company’s subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees. Employer cash contributions to all plans aggregated $14 million, $11 million and $12 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(13) Commitments and Contingencies

Guaranteed Service Levels

Certain customers have guaranteed levels of service with varying terms. In the event the Company is unable to provide the minimum service levels, it may incur penalties or issue credits to customers.

Charter and Liberty Broadband - Delaware Litigation

In August 2015, a purported stockholder of Charter, Matthew Sciabacucchi, filed a lawsuit in the Delaware Court of Chancery, on behalf of a putative class of Charter stockholders, challenging the transactions involving Charter, Time Warner Cable Inc., A/N, and Liberty Broadband announced by Charter on May 26, 2015. The lawsuit, which named as defendants Liberty Broadband, Charter and the board of directors of Charter, alleged that the transactions resulted from breaches of fiduciary duty by Charter’s directors and that Liberty Broadband improperly benefited from the challenged transactions at the expense of other Charter stockholders. On January 12, 2023, the parties reached a tentative agreement to settle the lawsuit. The court approved the settlement at a fairness hearing on June 22, 2023 and Liberty Broadband paid approximately $38 million to Charter as a result

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

of the settlement, which had been accrued as a current liability in the consolidated balance sheet and recorded as a litigation settlement expense within operating income in the fourth quarter of 2022.

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

RHC Program

GCI Holdings receives support from various USF programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to legal challenge, which could disrupt or eliminate the support GCI Holdings receives. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned and receivables recognized by the Company. As of December 31, 2024, the Company had net accounts receivable from the RHC Program in the amount of approximately $69 million, which is included within Trade and other receivables in the consolidated balance sheets.

The rates that GCI and other carriers can charge for service provided under the RHC Telecommunications Program are highly regulated by the FCC. FCC rules provide that a telecommunications carrier can only charge a rural rate that is the average of rates actually being charged to commercial customers, other than health care providers, for identical or similar services in the rural area where the health care provider is located. If that is not available, the rural rate must be the average of tariffed or other publicly available rates charged in that area over the same distance by other carriers. If there is no rate available using rates actually being charged by GCI or other carriers, then, through the end of Funding Year 2025, which ends in June 2026, GCI may use a previously approved rural rate. If none of the preceding options are available, then the rate must be determined by a cost study submitted to the FCC or, for jurisdictionally intrastate services, to the state public utility commission. The RHC Telecommunications Program funds the difference between the rural rate and the urban rate, which is the amount that GCI must collect from the health care provider. The FCC has an ongoing rulemaking proceeding addressing the RHC rules, how subsidies are determined and related processes. GCI cannot predict which changes the FCC will adopt, and whether those changes will benefit or adversely affect GCI.

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

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

December 31, 2024, 2023 and 2022

(14) Segment Information

Liberty Broadband identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings or losses represent 10% or more of Liberty Broadband’s annual pre-tax earnings (losses).

Liberty Broadband’s chief operating decision maker, the Chief Executive Officer, evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, operating expenses, selling, general and administrative expenses, and Adjusted OIBDA. In addition, Liberty Broadband reviews nonfinancial measures such as subscriber growth.

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

For the year ended December 31, 2024, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

Liberty Broadband’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated companies are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements. See note 5 for segment disclosure information related to Charter.

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Performance Measures

	Year ended
	December 31, 2024
	GCI	Corporate
	Holdings	and Other	Total

	amounts in millions
Revenue	$1,016	—	1,016
Operating expense (excluding stock-based compensation)	(257)	—	(257)
Selling, general and administrative expense (excluding stock-based compensation)	(397)	(35)	(432)
Adjusted OIBDA	$362	(35)	327

	Year ended
	December 31, 2023
	GCI	Corporate
	Holdings	and Other	Total

	amounts in millions
Revenue	$981	—	981
Operating expense (excluding stock-based compensation)	(245)	—	(245)
Selling, general and administrative expense (excluding stock-based compensation)	(375)	(24)	(399)
Adjusted OIBDA	$361	(24)	337

	Year ended
	December 31, 2022
	GCI	Corporate
	Holdings	and Other	Total

	amounts in millions
Revenue	$969	6	975
Operating expense (excluding stock-based compensation)	(250)	(3)	(253)
Selling, general and administrative expense (excluding stock-based compensation)	(361)	(34)	(395)
Adjusted OIBDA	$358	(31)	327

Other Information

	December 31, 2024			December 31, 2023
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in millions
GCI Holdings	$3,390	—	247	3,340	—	222
Corporate and other	13,297	13,057	—	12,301	12,116	—
Consolidated Liberty Broadband	$16,687	13,057	247	15,641	12,116	222

LIBERTY BROADBAND CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Revenue by Geographic Area

	Years ended December 31,
	2024	2023	2022

	amounts in millions
United States	$1,016	981	975
Other countries	—	—	—
	$1,016	981	975

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and earnings (loss) before income taxes:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Consolidated segment Adjusted OIBDA	$327	337	327
Stock-based compensation	(28)	(34)	(37)
Depreciation and amortization	(207)	(230)	(262)
Litigation settlement, net of recoveries	—	—	(67)
Operating income (loss)	92	73	(39)
Interest expense	(194)	(206)	(133)
Share of earnings (loss) of affiliates, net	1,323	1,155	1,326
Gain (loss) on dilution of investment in affiliate	(32)	(60)	(63)
Realized and unrealized gains (losses) on financial instruments, net	(125)	(101)	334
Gain (loss) on dispositions, net	—	—	179
Other, net	18	27	(70)
Earnings (loss) before income taxes	$1,082	888	1,534

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2025:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2025 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 30, 2025.

III-1

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
(ii)

The audited consolidated financial statements of Charter Communications, Inc. as of December 31, 2024 and 2023, and for each of the years ended December 31, 2024, 2023 and 2022, as well as the accompanying notes thereto and the related Report of Independent Registered Public Accounting Firm, are contained in Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on January 31, 2025 and are incorporated herein by reference as Exhibit 99.1.

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

2.2

Agreement and Plan of Merger, dated November 12, 2024, by and among the Registrant, Charter Communications, Inc., Fusion Merger Sub 1, LLC and Fusion Merger Sub 2, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2024 (File No. 001-36713) (the “November 2024 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2024 (File No. 001-3671)).

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

4.9

Form of Amendment Agreement to Margin Loan Agreement, dated as of August 31, 2017, among LBC Cheetah 6, LLC, as Borrower, and the various parties thereto, dated as of September 30, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on November 4, 2022 (File No. 001-36713)).

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

4.12

Form of Amendment No. 8 to Margin Loan Agreement, dated as of June 26, 2024, among LBC Cheetah 6, LLC, as Borrower, and the other various parties thereto (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on August 8, 2024 (File No. 001-36713)).

4.13

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (File No. 001-36713) (the “2020 Form 10-K”)).

4.14

Specimen Certificate for shares of Series A Cumulative Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 2 to its Registration Statement on Form S-4 filed on October 29, 2020 (File No. 333-248854)).

4.15	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

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

10.4

Amendment No. 1 to the Second Amended and Restated Stockholders Agreement and the Letter Agreement, dated November 12, 2024, by and among the Registrant, Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.3 to the November 2024 8-K).

10.5

Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 12, 2016 (File No. 001-36713) (the “2015 10-K”)).

10.6+

Form of Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.21 to the 2015 10-K).

10.7+

Form of Restricted Stock Award Agreement under the Liberty Broadband Corporation 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.22 to the 2015 10-K).

10.8

Registration Rights Agreement, dated as of May 18, 2016, by and among the Registrant, Advance/Newhouse Partnership and Charter Communications, Inc. (incorporated by reference to Exhibit 10.3 to Charter Communications, Inc.’s Current Report on Form 8-K filed on May 20, 2016 (File No. 001-33664)).

10.9+

Amendment, dated March 12, 2018, of certain of the Registrant’s incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 2, 2018 (File No. 001-36713)).

10.10

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 2, 2019 (File No. 001-36713)).

10.11+	Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed on April 18, 2019 (File No. 001-36713)).

10.12+

Form of Non-Qualified Stock Option Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 3, 2020 (File No. 001-36713) (the “2019 10-K”)).

10.13+	Form of Performance-Based Restricted Stock Units Award Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the 2019 10-K).

10.14+

Services Agreement, dated as of November 4, 2014, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 14, 2014 (File No. 001-36713)).

10.15+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and QVC Group, Inc., the Registrant, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the 2019 10-K).

10.16+

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

10.19

Assumption and Joinder Agreement to Tax Sharing Agreement, made and entered into as of November 12, 2024, by and among the Registrant, Charter Communications, Inc., Grizzly Merger Sub 1, LLC and QVC Group, Inc. (incorporated by reference to Exhibit 10.5 to the November 2024 8-K).

10.20

Assumption and Joinder Agreement to Tax Sharing Agreement, made and entered into as of August 6, 2020, by and among the Registrant, GCI Liberty, Inc. and QVC Group, Inc. (incorporated by reference to Annex H to the Prospectus).

10.21

Tax Sharing Agreement, dated as of March 9, 2019, by and between GCI Liberty, Inc. and QVC Group, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc.’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “March 2018 8-K”)).

10.22

Assumption and Joinder Agreement to Indemnification Agreement, made and entered into as of November 12, 2024, by and among the Registrant, Charter Communications, Inc., Grizzly Merger Sub 1, LLC, QVC Group, Inc., Liberty Interactive LLC and LV Bridge, LLC. (incorporated by reference to Exhibit 10.6 to the November 2024 8-K).

10.23

Assumption and Joinder Agreement to Indemnification Agreement, made and entered into as of August 6, 2020, by and among the Registrant, GCI Liberty, Inc., QVC Group, Inc., Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Annex I to the Prospectus).

10.24

Indemnification Agreement, dated as of March 9, 2018, by and among GCI Liberty, Inc., Liberty Interactive Corporation, Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the March 2018 8-K).

10.25

Assignment and Assumption Agreement, dated as of August 6, 2020, by and among the Registrant, GCI Liberty, Inc., Grizzly Merger Sub 1, LLC, QVC Group, Inc. and Liberty Interactive LLC (incorporated by reference to Annex J to the Prospectus).

10.26+

GCI Liberty, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to GCI Liberty, Inc.’s Registration Statement on Form S-8 filed on March 15, 2018 (File No. 333-223667)).

10.27+	GCI Liberty, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A to GCI Liberty’s Proxy Statement on Schedule 14A filed on May 22, 2018 (File No. 001-38385)).

10.28+

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

10.30+

Form of Restricted Stock Units Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.36 to the 2020 Form 10-K).

10.31+

Form of Nonqualified Stock Option Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.37 to the 2020 Form 10-K).

10.32+

Form of Performance-Based Restricted Stock Units Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021 (File No. 001-36713)).

10.33

Exchange Side Letter Agreement, dated November 12, 2024, by and among the Registrant, John C. Malone, The John C. Malone 1995 Revocable Trust, The Leslie A. Malone 1995 Revocable Trust and the John C. Malone June 2003 Charitable Unitrust (incorporated by reference to Exhibit 10.4 to the November 2024 8-K).

10.34

Exchange Agreement, dated as of June 13, 2022, by and among John C. Malone, the John C. Malone 1995 Revocable Trust U/A DTD 3/6/1995 and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 13, 2022 (File No. 001-36713)).

10.35+

Form of Restricted Stock Unit Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2024 (File No. 001-36713)).

10.36+	Liberty Broadband Corporation 2024 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed on April 25, 2024 (File No. 001-36713)).

10.37+	Form of Time-Based Cash Award Agreement under the Liberty Broadband Corporation 2024 Omnibus Incentive Plan for Nonemployee Directors.*

10.38+	Form of Time-Based Cash Award Agreement under the Liberty Broadband Corporation 2024 Omnibus Incentive Plan for certain officers.*

10.39

Voting Agreement, dated November 12, 2024, by and among the Registrant, Charter Communications, Inc., The John C. Malone 1995 Revocable Trust, The Leslie A. Malone 1995 Revocable Trust, The Malone Family Land Preservation Foundation and the John C. Malone June 2003 Charitable Unitrust (incorporated by reference to Exhibit 10.1 to the November 2024 8-K).

10.40

Voting Agreement, dated November 12, 2024, by and among the Registrant, Charter Communications, Inc., Gregory B. Maffei, Maven GRAT 1, LLC, Maven 2017-1 GRAT, LLC and the Maffei Foundation (incorporated by reference to Exhibit 10.2 to the November 2024 8-K).

19	Liberty Broadband Corporation Insider Trading Policies and Procedures.*

21	Subsidiaries of Liberty Broadband Corporation.*

23.1	Consent of KPMG LLP.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**
97

Liberty Broadband Corporation Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on February 16, 2024 (File No. 001-36713))

99.1

Audited consolidated financial statements of Charter Communications, Inc. as of December 31, 2023 and 2022 and for each of the years ended December 31, 2024, 2023 and 2022 (incorporated by reference to Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-33664), filed on January 31, 2025).

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

LIBERTY BROADBAND CORPORATION

Date: February 27, 2025	By:	/s/ JOHN C. MALONE
John C. Malone President and Chief Executive Officer

Date: February 27, 2025	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
Chairman of the Board, Director, President and
/s/John C. Malone	Chief Executive Officer	February 27, 2025
John C. Malone

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 27, 2025
Brian J. Wendling

/s/J. David Wargo	Director	February 27, 2025
J. David Wargo

/s/Richard R. Green	Director	February 27, 2025
Richard R. Green

/s/John E. Welsh III	Director	February 27, 2025
John E. Welsh III

/s/Sue Ann Hamilton	Director	February 27, 2025
Sue Ann Hamilton

/s/Gregg L. Engles	Director	February 27, 2025
Gregg L. Engles

/s/ Julie D. Frist	Director	February 27, 2025
Julie D. Frist