Form 10-Q
period 2025-03-31
Liberty Broadband Corp
filed 2025-05-07
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of April 30, 2025 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,254,690	2,004,028	123,071,777

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2025	2024

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$226	163
Trade and other receivables, net of allowance for credit losses of $4 and $4, respectively	174	195
Prepaid and other current assets	397	65
Total current assets	797	423
Investment in Charter, accounted for using the equity method (note 4)	13,060	13,057
Property and equipment, net	1,164	1,150
Intangible assets not subject to amortization
Goodwill	755	755
Cable certificates	550	550
Other	41	41
Intangible assets subject to amortization, net (note 5)	401	411
Other assets, net	227	300
Total assets	$16,995	16,687

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2025	2024

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$105	112
Deferred revenue	21	21
Current portion of debt, including $366 and zero measured at fair value, respectively (note 6)	370	3
Other current liabilities	77	64
Total current liabilities	573	200
Long-term debt, net, including $1,584 and $1,897 measured at fair value, respectively (note 6)	3,443	3,753
Obligations under tower obligations and finance leases, excluding current portion	71	72
Long-term deferred revenue	130	113
Deferred income tax liabilities	2,367	2,388
Preferred stock (note 7)	200	201
Other liabilities	144	152
Total liabilities	6,928	6,879
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,252,413 and 18,251,013 at March 31, 2025 and December 31, 2024, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,006,305 and 2,007,705 at March 31, 2025 and December 31, 2024, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 123,071,777 and 123,022,488 at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	3,011	3,007
Accumulated other comprehensive earnings (loss), net of taxes	60	73
Retained earnings	6,980	6,712
Total stockholders' equity	10,052	9,793
Non-controlling interests	15	15
Total equity	10,067	9,808
Commitments and contingencies (note 9)
Total liabilities and equity	$16,995	16,687

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2025	2024

	amounts in millions,
	except per share amounts
Revenue	$266	245
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	58	62
Selling, general and administrative, including stock-based compensation (note 8)	112	105
Depreciation and amortization	53	50
	223	217
Operating income (loss)	43	28
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(40)	(51)
Share of earnings (losses) of affiliate (note 4)	318	280
Gain (loss) on dilution of investment in affiliate (note 4)	(18)	(28)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	(37)	76
Other, net	(2)	4
Earnings (loss) before income taxes	264	309
Income tax benefit (expense)	4	(68)
Net earnings (loss)	268	241
Less net earnings (loss) attributable to the non-controlling interests	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$268	241
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$1.87	1.69
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$1.87	1.69

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Net earnings (loss)	$268	241
Other comprehensive earnings (loss), net of taxes:
Credit risk on fair value debt instruments gains (loss)	(13)	(17)
Other comprehensive earnings (loss), net of taxes	(13)	(17)
Comprehensive earnings (loss)	255	224
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$255	224

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$268	241
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	53	50
Stock-based compensation	3	7
Share of (earnings) losses of affiliate, net	(318)	(280)
(Gain) loss on dilution of investment in affiliate	18	28
Realized and unrealized (gains) losses on financial instruments, net	37	(76)
Deferred income tax expense (benefit)	(18)	44
Other, net	(1)	(1)
Changes in operating assets and liabilities:
Current and other assets	37	39
Payables and other liabilities	(1)	—
Net cash provided by (used in) operating activities	78	52
Cash flows from investing activities:
Capital expenditures	(65)	(61)
Grant proceeds received for capital expenditures	16	15
Cash received for Charter shares repurchased by Charter	300	81
Other investing activities, net	6	(17)
Net cash provided by (used in) investing activities	257	18
Cash flows from financing activities:
Borrowings of debt	451	20
Repayments of debt, tower obligations and finance leases	(449)	(62)
Repurchases of Liberty Broadband common stock	—	(89)
Other financing activities, net	(1)	(1)
Net cash provided by (used in) financing activities	1	(132)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	336	(62)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	229	176
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$565	114

The following table reconciles cash and cash equivalents, restricted cash and restricted cash equivalents reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	March 31,	December 31,
	2025	2024

	amounts in millions
Cash and cash equivalents	$226	163
Restricted cash and restricted cash equivalents included in other current assets	338	—
Restricted cash and restricted cash equivalents included in other long-term assets	1	66
Total cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	$565	229

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2025	$—	—	1	3,007	73	6,712	15	9,808
Net earnings (loss)	—	—	—	—	—	268	—	268
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	—	3	—	—	—	3
Noncontrolling interest activity at Charter and other	—	—	—	1	—	—	—	1
Balance at March 31, 2025	$—	—	1	3,011	60	6,980	15	10,067

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2024	$—	—	1	3,107	52	5,843	20	9,023
Net earnings (loss)	—	—	—	—	—	241	—	241
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	—	7	—	—	—	7
Liberty Broadband stock repurchases	—	—	—	(89)	—	—	—	(89)
Noncontrolling interest activity at Charter and other	—	—	—	(7)	—	—	—	(7)
Balance at March 31, 2024	$—	—	1	3,018	35	6,084	20	9,158

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

On December 18, 2020, the original GCI Liberty, Inc. (“prior GCI Liberty”), the previous parent company of GCI Holdings, was acquired by Liberty Broadband.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2024. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

Recent Events

On November 12, 2024, the Company entered into a definitive agreement (the “Merger Agreement”) under which Charter has agreed to acquire Liberty Broadband (the “Combination”, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). At the special meeting held on February 26, 2025, the requisite holders of Liberty Broadband’s Series A common stock (“LBRDA”), Series B common stock (“LBRDB”) and Series A cumulative redeemable preferred stock (“Liberty Broadband preferred stock”) approved the adoption of the Merger Agreement, pursuant to which, among other things, Liberty Broadband will combine with Charter and divest the business of GCI (the “GCI business”). The companies currently expect the Combination to close on June 30, 2027 unless otherwise agreed, subject to the completion of the GCI Divestiture (as defined below) and other customary closing conditions.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

As discussed above, as a condition to closing the Combination, Liberty Broadband has agreed to divest the GCI business by way of a distribution to the holders of Liberty Broadband common stock prior to the closing of the Combination (the “GCI Divestiture”). The GCI Divestiture is expected to be taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Combination. However, to the extent such corporate level tax liability exceeds $420 million, Liberty Broadband (and Charter upon completion of the Combination) will be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI corresponding to such excess.

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”) to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. Details of this agreement are further described in note 4.

During the three months ended March 31, 2025, we did not repurchase any shares of Liberty Broadband common stock, which is currently restricted by the Merger Agreement. During the three months ended March 31, 2024, we repurchased 1.1 million shares of Liberty Broadband Series C common stock (“LBRDK”) for a total purchase price of $89 million. As of March 31, 2025, the amount remaining under the authorized repurchase program is approximately $1,685 million, which is currently restricted by the Merger Agreement.

Exchange Agreement with Chairman

On June 13, 2022, Liberty Broadband entered into an Exchange Agreement with its Chairman of the board of directors, John C. Malone, and a revocable trust of which Mr. Malone is the sole trustee and beneficiary (the “JM Trust”) (the “Exchange Agreement”). Under the Exchange Agreement, the JM Trust has exchanged 481,149 total shares of LBRDB for the same number of LBRDK as of March 31, 2025.

On November 12, 2024, in connection with the entry into the Merger Agreement, Liberty Broadband entered into the Malone exchange side letter with Mr. Malone and certain trusts related to Mr. Malone (collectively, the “Malone Exchange Holders”), whereby, among other things, the Malone Exchange Holders agreed to an arrangement under which Liberty Broadband will have the right, in connection with the GCI Divestiture, to exchange certain shares of LBRDB held by such Malone Exchange Holders for shares of LBRDK on a one-for-one basis (the “Malone exchange”) to avoid the application of certain related party rules that otherwise could limit the availability of certain tax benefits to the divested GCI entity following the GCI Divestiture. If the Merger Agreement is terminated without the completion of the Combination having occurred but following the consummation of the Malone exchange (the “Malone exchange closing”), and unless otherwise agreed to in writing by the Malone Exchange Holders and Liberty Broadband, the Malone exchange will be automatically rescinded and treated as if neither the Malone exchange nor the Malone exchange closing had ever occurred.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Historical Spin-Off Arrangements

During May 2014, the board of directors of Liberty Media Corporation and its subsidiaries (“Liberty”) authorized management to pursue a plan to spin-off to its stockholders common stock of a wholly owned subsidiary, Liberty Broadband, and to distribute subscription rights to acquire shares of Liberty Broadband’s common stock (the “Broadband Spin-Off”). In connection with the Broadband Spin-Off, Liberty and Liberty Broadband entered into certain agreements in order to govern certain of the ongoing relationships between the two companies and to provide for an orderly transition, including a tax sharing agreement, services agreement and a facilities sharing agreement. Additionally, in connection with a prior transaction, prior GCI Liberty and QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”) entered into a tax sharing agreement, which was assumed by Liberty Broadband as a result of the combination of prior GCI Liberty and Liberty Broadband. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between QVC Group and Liberty Broadband and other agreements related to tax matters. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters.

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Liberty Broadband reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which are negotiated semi-annually, as necessary.

Under these various agreements, amounts reimbursable to Liberty were approximately $3 million and $2 million for the three months ended March 31, 2025 and 2024, respectively. Liberty Broadband had a tax sharing receivable with QVC Group of approximately $16 million and $20 million as of  March 31, 2025 and December 31, 2024, respectively, included in Other assets in the condensed consolidated balance sheets.

(2) Earnings Attributable to Liberty Broadband Stockholders per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband stockholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the three months ended March 31, 2025 and 2024 are 2 million and 3 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months
	ended	ended
	March 31, 2025	March 31, 2024

	(numbers of shares in millions)
Basic WASO	143	143
Potentially dilutive shares (1)	—	—
Diluted WASO	143	143

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2025			December 31, 2024
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$78	78	—	89	89	—
Restricted cash equivalents	$338	338	—	64	64	—
Exchangeable senior debentures	$1,950	—	1,950	1,897	—	1,897

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, equity securities, and current portion of debt and long-term debt (with the exception of the 3.125% Debentures due 2054 and 3.125% Debentures due 2053 (each as defined in note 6)). With the exception of long-term debt and preferred stock, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of the Margin Loan Facility, the Senior Credit Facility and the Wells Fargo Note Payable (each as defined in note 6) all bear interest at a variable rate and therefore are also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Exchangeable senior debentures (1)	$(37)	76
	$(37)	76
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax were losses of $17 million and $20 million for the three months ended March 31, 2025 and 2024, respectively, net of the recognition of previously unrecognized gains and losses. The cumulative change was a gain of $65 million as of March 31, 2025, net of the recognition of previously unrecognized gains and losses.

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of March 31, 2025, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $13.1 billion and $16.4 billion, respectively. We own an approximate 31.7% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of March 31, 2025.

As discussed in more detail in note 1, Charter has agreed to acquire Liberty Broadband. The Stockholders and Letter Agreement Amendment sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the Voting Cap (as defined below) (the “Equity Cap”). Pursuant to the Stockholders and Letter Agreement Amendment, Liberty Broadband is exempt from the Equity Cap to the extent Liberty Broadband’s equity ownership in Charter exceeds such Equity Cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. In the event the Merger Agreement is terminated, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of the Voting Cap or the percentage of equity owned (on a fully diluted basis) by Liberty Broadband on the termination date of the Merger Agreement. As of March 31, 2025, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01% (the “Voting Cap”), our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement and the Stockholders and Letter Agreement Amendment, Liberty Broadband has agreed to vote all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the Voting Cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million, and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date Liberty Broadband’s 3.125% Debentures due 2053 and 3.125% Debentures due 2054 are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility. The per share sales price shall be determined as set forth in the Letter Agreement, provided that if Charter has not repurchased shares of its common stock during the relevant repurchase period, the repurchase price shall be based on a Bloomberg Volume Weighted Average Price methodology proposed by Charter and reasonably acceptable to Liberty Broadband.

Under the terms of the Stockholders and Letter Agreement Amendment and original Letter Agreement, Liberty Broadband sold 825,420 and 213,216 shares of Charter Class A common stock to Charter for $300 million and $81 million during the three months ended March 31, 2025 and 2024, respectively. Subsequent to March 31, 2025, Liberty Broadband sold 273,636 shares of Charter Class A common stock to Charter for $100 million in April 2025.

Investment in Charter

The excess basis in our investment in Charter is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	March 31,	December 31,
	2025	2024
Property and equipment, net	$254	280
Customer relationships, net	1,675	1,751
Franchise fees	3,843	3,843
Trademarks	29	29
Goodwill	3,742	3,845
Debt	(239)	(251)
Deferred income tax liability	(1,391)	(1,413)
	$7,913	8,084

Property and equipment and customer relationships have weighted average remaining useful lives of approximately    3 years and 6 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The decrease in excess basis for the three months ended March 31, 2025 was primarily due to amortization expense during the period, as well as the Company’s

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

participation in Charter’s share buyback program. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $67 million and $72 million, net of related taxes, for the three months ended March 31, 2025 and 2024, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $18 million and $28 million during the three months ended March 31, 2025 and 2024, respectively. The dilution losses for the periods presented were primarily attributable to the exercise of stock options and restricted stock units by employees and other third parties, offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during both the three months ended March 31, 2025 and 2024.

Summarized unaudited financial information for Charter is as follows:

Charter condensed consolidated balance sheets

	March 31, 2025	December 31, 2024

	amounts in millions
Current assets	$4,968	4,233
Property and equipment, net	43,359	42,913
Goodwill	29,674	29,674
Intangible assets, net	68,286	68,437
Other assets	4,667	4,763
Total assets	$150,954	150,020
Current liabilities	$13,672	13,486
Deferred income taxes	18,822	18,845
Long-term debt	91,970	92,134
Other liabilities	5,968	5,848
Equity	20,522	19,707
Total liabilities and shareholders’ equity	$150,954	150,020

Charter condensed consolidated statements of operations

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Revenue	$13,735	13,679
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,194	8,396
Depreciation and amortization	2,181	2,190
Other operating (income) expense, net	123	(38)
	10,498	10,548
Operating income	3,237	3,131
Interest expense, net	(1,241)	(1,316)
Other income (expense), net	(142)	(89)
Income tax (expense) benefit	(445)	(446)
Net income (loss)	1,409	1,280
Less: Net income attributable to noncontrolling interests	(192)	(174)
Net income (loss) attributable to Charter shareholders	$1,217	1,106

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Intangible Assets

Intangible Assets Subject to Amortization, net

	March 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(184)	331	515	(173)	342
Other amortizable intangible assets	170	(100)	70	165	(96)	69
Total	$685	(284)	401	680	(269)	411

Amortization expense for intangible assets with finite useful lives was $14 million and $15 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2025	$42
2026	$53
2027	$51
2028	$49
2029	$43

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	March 31,	March 31,	December 31,
	2025	2025	2024
	amounts in millions
Margin Loan Facility	$790	790	790
3.125% Exchangeable Senior Debentures due 2053	965	970	951
3.125% Exchangeable Senior Debentures due 2054	860	980	946
Senior notes	600	618	619
Senior credit facility	454	454	447
Wells Fargo note payable	4	4	4
Deferred financing costs		(3)	(1)
Total debt	$3,673	3,813	3,756
Debt classified as current		(370)	(3)
Total long-term debt		$3,443	3,753

Margin Loan Facility

On June 26, 2024, a bankruptcy remote wholly owned subsidiary of the Company (“SPV”) entered into Amendment No. 8 to Margin Loan Agreement (the “Eighth Amendment”), which amends SPV’s margin loan agreement, dated as of August 31, 2017 (as amended by the Eighth Amendment, the “Margin Loan Agreement”), with a group of lenders. The

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Outstanding borrowings under the Margin Loan Agreement were $790 million as of both March 31, 2025 and December 31, 2024. As of March 31, 2025, SPV was permitted to borrow an additional $1,150 million under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is June 30, 2027. The borrowings under the Margin Loan Agreement accrue interest at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus a per annum spread of 1.875% (the “Base Spread”) (unless and until the replacement of such rate as provided for under the Margin Loan Agreement). The Margin Loan Agreement also has a commitment fee equal to 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rates on the Margin Loan Facility were 6.2% and 7.2% at March 31, 2025 and 2024, respectively.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of March 31, 2025, 19.1 million shares of Charter common stock with a value of $7.0 billion were held in collateral accounts related to the Margin Loan Agreement.

Exchangeable Senior Debentures

On February 28, 2023, the Company closed a private offering of $1,265 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures due 2053”), including debentures with an aggregate original principal amount of $165 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures due 2053, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.8901 shares of Charter Class A common stock were attributable to each $1,000 original principal amount of 3.125% Debentures due 2053, representing an initial exchange price of approximately $529.07 for each share of Charter Class A common stock. A total of approximately 2.4 million shares of Charter Class A common stock were initially attributable to the 3.125% Debentures due 2053. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2023. The 3.125% Debentures due 2053 may be redeemed by the Company, in whole or in part, on or after April 6, 2026 or, in whole but not in part, prior to April 6, 2026 if such redemption is due to the execution by the Company of an agreement which, if consummated, would result in a change in control (including, for the avoidance of doubt, the Merger Agreement). Holders of the 3.125% Debentures due 2053 also have the right to require the Company to purchase their 3.125% Debentures due 2053 on April 6, 2026. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures due 2053 plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of March 31, 2025, a holder of the 3.125% Debentures due 2053 does not have the ability to exchange their debentures and, accordingly, the 3.125% Debentures due 2053 have been classified as long-term debt within the condensed consolidated balance sheet as of March 31, 2025.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

On July 2, 2024, the Company closed a private offering of $860 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2054 (the “3.125% Debentures due 2054”), including debentures with an aggregate original principal amount of $60 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures due 2054, pursuant to a supplemental indenture entered into in March 2025, the Company will deliver solely cash to satisfy its exchange obligations. Initially, 2.5442 shares of Charter Class A common stock are attributable to each $1,000 original principal amount of 3.125% Debentures due 2054, representing an initial exchange price of approximately $393.05 for each share of Charter Class A common stock. A total of approximately 2.2 million shares of Charter Class A common stock were initially attributable to the 3.125% Debentures due 2054. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2024. The 3.125% Debentures due 2054 may be redeemed by the Company, in whole or in part, on or after December 15, 2028 or, in whole but not in part, prior to December 15, 2028 if such redemption is due to the execution by the Company of an agreement which, if consummated, would result in a change in control (including, for the avoidance of doubt, the Merger Agreement). Holders of the 3.125% Debentures due 2054 also have the right to require the Company to purchase their 3.125% Debentures due 2054 on December 15, 2028. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures due 2054 plus accrued and unpaid interest to the redemption date, plus any final period distribution.

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

In March 2025, at the request of Charter, Liberty Broadband called for redemption all of its 3.125% Debentures due 2054 for cash. A portion of the 3.125% Debentures due 2054 will be settled using corporate cash and restricted cash, while maintaining a minimum liquidity threshold of $50 million, and, accordingly, that portion, calculated as $366 million, has been classified as current debt within the condensed consolidated balance sheet as of March 31, 2025. The remaining portion is expected to be settled using proceeds from the Margin Loan Facility, and, accordingly, that portion has been classified as long-term debt within the condensed consolidated balance sheet as of March 31, 2025. The 3.125% Debentures due 2054 were either redeemed in April 2025 or exchanged in March 2025 (with such exchanges expected to be settled in May 2025).

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

Under the Merger Agreement, Liberty Broadband must call for redemption of its 3.125% Debentures due 2053 for cash within 10 business days of a request by Charter, subject to Liberty Broadband having sufficient liquidity to satisfy the applicable redemption and/or exchange obligation and certain other terms and conditions set forth in the Merger Agreement.

Senior Notes

GCI, LLC is the issuer of $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured. Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $18 million at March 31, 2025. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Senior Credit Facility

On March 25, 2025, GCI, LLC entered into the Ninth Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”), which refinanced in full and replaced the Prior Senior Credit Facility (as defined below) with (x) a new $450 million revolving credit facility, with a $35 million sublimit for letters of credit, that matures on March 25, 2030 (or, to the extent the Senior Notes remains outstanding, the date that is 91 days prior to the maturity date of the Senior Notes or the date that is 91 days prior to the maturity date of any indebtedness with a maturity date that is 91 days prior to March 25, 2030 that is used to refinance any of the Senior Notes) and (y) a $300 million Term Loan A (“Term Loan A”) that matures on March 25, 2031 (or, to the extent the Senior Notes remains outstanding, the date that is 91 days prior to the maturity date of the Senior Notes). The revolving credit facility borrowings under the Senior Credit Facility that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.25% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Senior Credit Facility that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 1.50% and 2.25% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 1.75% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.00% and 2.75% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Term Loan A equal to 0.25% of the original principal amount, which may step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The Senior Credit Facility also has a commitment fee that accrues at a per annum rate between 0.300% and 0.375% on the daily unused amount of the revolving credit facility depending on GCI, LLC’s total leverage ratio. The interest rate on the Senior Credit Facility was 6.2% at March 31, 2025.

Prior to the amendment in March 2025, GCI, LLC was party to the Eighth Amended and Restated Credit Agreement (as amended by Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, the “Prior Senior Credit Facility”) which included a $550 million revolving credit facility, with a $25 million sublimit for standby letters of credit and a $250 million Term Loan A (the “Prior Term Loan A”). The revolving credit facility borrowings under the Prior Senior Credit Facility that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Prior Senior Credit Facility that were SOFR loans bore interest at a per annum rate equal to the applicable SOFR plus a Credit Spread Adjustment (as defined in the Prior Senior Credit Facility) plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Prior Term Loan A borrowings that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 2.25% depending on GCI, LLC’s total leverage ratio. Prior Term Loan A borrowings that were SOFR loans bore interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.00% and 3.25% depending on GCI, LLC’s total leverage ratio. Principal payments were due quarterly on the Prior Term Loan A equal to 0.25% of the original principal amount, which could step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. The Prior Senior Credit Facility also had a commitment fee that accrued at a per annum rate between 0.375% and 0.500% on the daily unused amount of the revolving credit facility depending on GCI, LLC’s total leverage ratio. The interest rate on the Prior Senior Credit Facility was 7.3% at March 31, 2024.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2025, there was $299 million outstanding under the Term Loan A, $155 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $292 million available for borrowing.

Wells Fargo Note Payable

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). Outstanding borrowings on the Wells Fargo Note Payable were $4 million as of both March 31, 2025 and December 31, 2024. The interest rate is variable at SOFR plus 1.75%. The interest rates on the Wells Fargo Notes Payable were 6.1% and 7.1% at March 31, 2025 and 2024, respectively.

The Wells Fargo Note Payable is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the Wells Fargo Note Payable are secured by a security interest and lien on the building purchased with the note.

Fair Value of Debt

The fair value of the Senior Notes was $557 million at March 31, 2025 (Level 2).

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at March 31, 2025.

(7) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband’s board of directors.

The Liberty Broadband preferred stock was issued as a result of the closing of the Liberty Broadband combination with prior GCI Liberty on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of GCI Liberty outstanding immediately prior to the closing was converted into one share of newly issued Liberty Broadband preferred stock. The Company is required to redeem all outstanding shares of Liberty Broadband preferred stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband preferred stock authorized and 7,183,812 shares issued and outstanding at March 31, 2025. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband preferred stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband preferred stock are recorded as interest expense in the Company’s condensed consolidated statements of operations. Liberty Broadband preferred stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband preferred stock of $203 million was recorded at the time of the closing of the Liberty Broadband combination with prior GCI Liberty. The fair value of Liberty Broadband preferred stock as of March 31, 2025 was $173 million (Level 1).

The holders of shares of Liberty Broadband preferred stock are entitled to receive, when and as declared by the Liberty Broadband board of directors, out of legally available funds, preferential dividends that accrue and cumulate as provided in the certificate of designations for the Liberty Broadband preferred stock.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Dividends on each share of Liberty Broadband preferred stock accrue on a daily basis at a rate of 7.00% per annum of the liquidation price.

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband preferred stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On March 6, 2025, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband preferred stock which was paid on April 15, 2025 to shareholders of record of the Liberty Broadband preferred stock at the close of business on March 31, 2025.

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

Included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $3 million and $7 million of stock-based compensation during the three months ended March 31, 2025 and 2024, respectively.

Grants

There were no options to purchase shares of LBRDA, LBRDB or LBRDK granted during the three months ended March 31, 2025.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	LBRDK	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2025	2,649	$120.80
Granted	—	$—
Exercised	(7)	$77.39
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2025	2,642	$120.91	3.3	$9
Exercisable at March 31, 2025	2,415	$124.99	3.1	$7

As of March 31, 2025, there were no outstanding options to purchase shares of LBRDA common stock. During the three months ended March 31, 2025, Liberty Broadband had 83 thousand LBRDB options with a WAEP of $93.13 that expired. As of March 31, 2025, Liberty Broadband had 13 thousand LBRDB options outstanding and exercisable at a WAEP of $100.19, a weighted average remaining contractual life of 0.9 years and aggregate intrinsic value of zero.

As of March 31, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $16 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.3 years.

As of March 31, 2025, Liberty Broadband reserved 2.7 million shares of LBRDB and LBRDK for issuance under exercise privileges of outstanding stock options.

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

For the three months ended March 31, 2025, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

Liberty Broadband’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segment that is also a consolidated company are the same as those described in the Company’s summary of significant accounting policies in the Company’s annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024. See note 4 for segment disclosure information related to Charter.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$61	60
Wireless	34	35
Other	9	9
Business Revenue
Data	127	107
Wireless	8	11
Other	3	4
Lease, grant, and revenue from subsidies	24	19
Total GCI Holdings	266	245
Corporate and other	—	—
Total	$266	245

The Company had receivables of $175 million and $193 million at March 31, 2025 and December 31, 2024, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $32 million and $33 million at March 31, 2025 and December 31, 2024, respectively. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three months ended March 31, 2025 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $247 million in the remainder of 2025, $222 million in 2026, $112 million in 2027, $28 million in 2028 and $21 million in 2029 and thereafter.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other performance measures are as follows:

	Three months ended
	March 31, 2025
	GCI	Corporate
	Holdings	and Other	Total

	amounts in millions
Revenue	$266	—	266
Operating expense (excluding stock-based compensation)	(58)	—	(58)
Selling, general and administrative expense (excluding stock-based compensation)	(97)	(12)	(109)
Adjusted OIBDA	$111	(12)	99

	Three months ended
	March 31, 2024
	GCI	Corporate
	Holdings	and Other	Total

	amounts in millions
Revenue	$245	—	245
Operating expense (excluding stock-based compensation)	(62)	—	(62)
Selling, general and administrative expense (excluding stock-based compensation)	(93)	(5)	(98)
Adjusted OIBDA	$90	(5)	85

Other Information

	March 31, 2025
	Total	Investments	Capital
	assets	in affiliate	expenditures

	amounts in millions
GCI Holdings	$3,441	—	65
Corporate and other	13,554	13,060	—
Consolidated Liberty Broadband	$16,995	13,060	65

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Consolidated segment Adjusted OIBDA	$99	85
Stock-based compensation	(3)	(7)
Depreciation and amortization	(53)	(50)
Operating income (loss)	43	28
Interest expense	(40)	(51)
Share of earnings (loss) of affiliate, net	318	280
Gain (loss) on dilution of investment in affiliate	(18)	(28)
Realized and unrealized gains (losses) on financial instruments, net	(37)	76
Other, net	(2)	4
Earnings (loss) before income taxes	$264	309

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the recognition of deferred revenue; the performance, results of operations and cash flows of our equity affiliate, Charter Communications, Inc. (“Charter”); the expansion of Charter’s network; projected sources and uses of cash; the effects of legal and regulatory developments; the Transactions (as defined below); the GCI Divestiture (as defined below); the Universal Service Fund (“USF”) programs, including the Rural Health Care (“RHC”) Program; the impacts of economic trends; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties. There can be no assurance that such expectations or beliefs will result or be achieved or accomplished and you should not place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our, GCI Holdings, LLC (“GCI Holdings” or “GCI”), GCI, LLC and Charter’s ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our, GCI Holdings, GCI, LLC and Charter’s ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our, GCI, LLC and Charter’s significant indebtedness and the ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels, the level of activity in the housing sector, economic uncertainty or downturn and inflationary pressures on input costs and labor;
●	competition faced by GCI Holdings and Charter;
●	the ability of GCI Holdings and Charter to acquire and retain subscribers;
●	the impact of governmental legislation and regulation including, without limitation, regulations and programs of the Federal Communications Commission (the "FCC"), on GCI Holdings and Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	a disruption in the payment of universal service support or federal grants on which GCI Holdings relies, through Executive Branch action or otherwise;
●	the impact of a successful legal challenge to the constitutionality of the USF and GCI’s ability to continue to utilize USF high cost support;
●	changes in the amount of data used on the networks of GCI Holdings and Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of GCI Holdings and Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for the products and services of GCI Holdings and Charter and their ability to adapt to changes in demand;

●	the ability of GCI Holdings and Charter to license or enforce intellectual property rights;
●	the risk of GCI being subject to uninsured liabilities;
●	natural or man-made disasters, terrorist attacks, armed conflicts, pandemics, cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to procure necessary services and equipment from GCI Holdings’ and Charter’s vendors in a timely manner and at reasonable costs including in connection with Charter’s network evolution and rural construction initiatives;
●	the ability to hire and retain key personnel;
●	risks related to the Investment Company Act of 1940, as amended;
●	the outcome of any pending or threatened litigation;
●	changes to general economic conditions, including economic conditions in Alaska, and their impact on potential customers, vendors and third parties;
●	the ability to satisfy the conditions to consummate the Transactions and/or to consummate the Transactions in a timely manner or at all;
●	the ability to recognize anticipated benefits from the Transactions;
●	the possibility that our business may suffer as a result of uncertainty surrounding the Transactions;
●	the possibility that the Transactions may have unexpected costs;
●	the ability to complete the GCI Divestiture; and
●	other risks related to the Transactions.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A in this Quarterly Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is primarily comprised of GCI Holdings, a wholly owned subsidiary, and an equity method investment in Charter.

On December 18, 2020, the original GCI Liberty, Inc. (“prior GCI Liberty”), the previous parent company of GCI Holdings, was acquired by Liberty Broadband. Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

Recent Events

On November 12, 2024, the Company entered into a definitive agreement (the “Merger Agreement”) under which Charter has agreed to acquire Liberty Broadband (the “Combination”, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). At the special meeting held on February 26, 2025, the requisite holders of Liberty Broadband’s Series A common stock, Series B common stock and Series A cumulative redeemable preferred stock approved the adoption of the Merger Agreement, pursuant to which, among other things, Liberty Broadband will combine with Charter and divest the business of GCI (the “GCI business”). The companies currently expect the Combination to close on June 30, 2027 unless otherwise agreed, subject to the completion of the GCI Divestiture (as defined below) and other customary closing conditions.

As discussed above, as a condition to closing the Combination, Liberty Broadband has agreed to divest the GCI business by way of a distribution to the holders of Liberty Broadband common stock prior to the closing of the Combination (the “GCI Divestiture”). The GCI Divestiture is expected to be taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Combination. However, to the extent such corporate level tax liability exceeds $420 million, Liberty Broadband (and Charter upon completion of the Combination) will be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI corresponding to such excess.

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”) to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment. Liberty Broadband will remain subject to the existing voting cap of 25.01%. Proceeds from share repurchases applied to debt service are expected to be tax free.

Update on Economic Conditions

GCI Holdings

GCI Holdings offers wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska. Unfavorable economic conditions, such as a recession or economic slowdown in the U.S., or inflation in the markets in which GCI operates, could negatively affect the affordability of and demand for GCI’s products and services and its cost of doing business. In recent years, varying factors have contributed to significant volatility and disruption of financial markets and global supply chains. Additionally, the U.S. Federal Reserve began decreasing interest rates in 2024 after several years at higher rates but has kept interest rates steady in 2025. Mounting inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Increased costs to equipment, for example due to increased tariffs, could also impact GCI’s results.

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

In addition, during 2024 and continuing in 2025, GCI Holdings has experienced the impact of inflation-sensitive items, including upward pressure on the costs of materials, labor, and other items that are critical to GCI Holdings’ business. GCI Holdings continues to monitor these impacts closely and, if costs continue to rise, GCI Holdings may be unable to recoup losses or offset diminished margins by passing these costs through to its customers or implementing offsetting cost reductions.

Federal Universal Service Programs

Legal Challenges to the Constitutionality of the FCC Universal Service Support Programs. There have been a number of legal challenges to the constitutionality of the USF. The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program is unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that there was an impermissible public delegation of legislative authority to the FCC and an impermissible private delegation of authority from the FCC to the Universal Service Administrative Company, the private company responsible for USF administration. The Supreme Court granted petitions for certiorari from the Fifth Circuit’s decision and heard the case on March 26, 2025; the case is likely to be decided by summer 2025. In addition, it is possible that additional cases and appeals will continue to be filed in relation to the matter. There is significant uncertainty regarding the outcome of the Supreme Court review, as well as whether any action taken by the FCC or Congress to resolve the issue would be sufficient and what impact such actions might have on the USF program. A Supreme Court ruling upholding the Fifth Circuit’s decision or, more broadly, determining that the legislation establishing the USF program or its funding method is unconstitutional could disrupt or eliminate GCI Holdings’ USF support unless and until any identified legal defects with the program structure or administration are remedied. Such a ruling would likely result in a material decrease in revenue and accounts receivable, which could likely have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

Pause in Federal Financial Assistance.  On January 27, 2025, the Office of Management and Budget (“OMB”) issued a memorandum directing a pause in federal financial assistance pending review for consistency with presidential executive actions. On January 28, 2025, OMB clarified that this only applied to programs affected by certain specified executive actions, which do not appear to include FCC universal service support programs. OMB subsequently withdrew the memorandum, which has also been subject to preliminary injunction by two federal district courts. However, if this or another pause were to extend to federal universal service support programs, or to other infrastructure grants that GCI receives, and such a pause were to become extended, it could have a material adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

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

During the first quarter of 2025, Charter added 514,000 mobile lines while Internet and video losses improved as compared to the prior year period. The improvement in Charter’s customer results was partly driven by the new pricing and packaging strategy launched in September 2024 at the same time Charter launched its new brand platform, Life Unlimited. Life Unlimited emphasizes the power of Charter’s advanced network and cutting-edge connectivity products and services and its new and simplified pricing and packaging strategy better utilizes its seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Charter’s Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited

Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. Charter has completed deals with every major programmer to deliver better flexibility and greater value to customers by including seamless entertainment applications with its Spectrum TV services at no additional cost. Charter also continues to evolve its video product and is deploying Xumo stream boxes to new video customers.

Charter spent $468 million on its subsidized rural construction initiative during the three months ended March 31, 2025 and activated approximately 89,000 subsidized rural passings. Charter is upgrading its network to deliver symmetrical and multi-gigabit speeds across its footprint and is now offering symmetrical speeds in eight markets. In January 2025, Charter launched 2x1 Gbps service in two markets and will be launching 2x1 speeds in additional markets in 2025.

Additionally, Charter’s new customer commitments focus on reliable connectivity, transparency, exceptional service and always improving. By continually improving its product set and offering consumers the opportunity to save money by switching to its services, Charter believes it can continue to penetrate its expanding footprint and sell additional products to existing customers. Charter sees operational benefits from the targeted investments made in employee wages and benefits to build employee skill sets and tenure, as well as the continued investments in digitization of its customer service platforms, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

Results of Operations — Consolidated —March 31, 2025 and 2024

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

Consolidated operating results:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Revenue
GCI Holdings	$266	245
Corporate and other	—	—
Consolidated	$266	245

Operating Income (Loss)
GCI Holdings	$56	37
Corporate and other	(13)	(9)
Consolidated	$43	28

Adjusted OIBDA
GCI Holdings	$111	90
Corporate and other	(12)	(5)
Consolidated	$99	85

Revenue

Revenue increased $21 million for the three months ended March 31, 2025, as compared to the corresponding prior year period. The change in revenue was due to increased revenue from GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss)

Consolidated operating income increased $15 million for the three months ended March 31, 2025, as compared to the corresponding prior year period. Operating income increased $19 million at GCI Holdings for the three months ended March 31, 2025, as compared to the corresponding prior year period. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating loss for Corporate and other increased $4 million for the three months ended March 31, 2025, as compared to the corresponding prior year period, due to increased professional service fees related to the Transactions, partly offset by decreased stock-based compensation.

Stock-based compensation

Stock-based compensation expense decreased $4 million for the three months ended March 31, 2025, as compared to the corresponding prior year period. The decrease in stock-based compensation expense was primarily because of decreased grant activity, as currently restricted under the Merger Agreement, and certain prior period grants completing their vesting schedules.

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

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Operating income (loss)	$43	28
Depreciation and amortization	53	50
Stock-based compensation	3	7
Adjusted OIBDA	$99	85

Adjusted OIBDA increased $14 million for the three months ended March 31, 2025, as compared to the corresponding prior year period, primarily due to improved Adjusted OIBDA at GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Other income (expense):
Interest expense	$(40)	(51)
Share of earnings (losses) of affiliate	318	280
Gain (loss) on dilution of investment in affiliate	(18)	(28)
Realized and unrealized gains (losses) on financial instruments, net	(37)	76
Other, net	(2)	4
	$221	281

Interest expense

Interest expense decreased $11 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year. The decrease was driven by lower amounts outstanding on the Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements) and lower interest rates on our variable rate debt, partly offset by higher amounts outstanding of exchangeable senior debentures and on the Senior Credit Facility (as defined in note 6 to the accompanying condensed consolidated financial statements).

Share of earnings (losses) of affiliate

Share of earnings of affiliate increased $38 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $67 million and $72 million, net of related taxes, for the three months ended March 31, 2025 and 2024, respectively, due to the change in amortization of the excess basis of assets with identifiable useful lives and debt. The change in the share of earnings of affiliate in the three months ended March 31, 2025, as compared to the corresponding period in the prior year, was the result of the corresponding increase in net income at Charter.

The following is a discussion of Charter’s standalone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Revenue	$13,735	13,679
Operating expenses, excluding stock-based compensation	(8,095)	(8,144)
Adjusted OIBDA	5,640	5,535
Depreciation and amortization	(2,181)	(2,190)
Stock-based compensation	(222)	(214)
Operating income (loss)	3,237	3,131
Other income (expense), net	(1,383)	(1,405)
Net income (loss) before income taxes	1,854	1,726
Income tax benefit (expense)	(445)	(446)
Net income (loss)	$1,409	1,280

Charter’s revenue increased $56 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to growth in mobile lines and average revenue per customer, partly offset by fewer customers.

During the three months ended March 31, 2025, operating expenses, excluding stock-based compensation, decreased $49 million, as compared to the corresponding period in the prior year. Operating costs decreased during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, due to lower programming costs as a result of fewer video customers and a higher mix of lower cost video packages within Charter’s video customer base as well as costs allocated to seamless entertainment applications and netted within video revenue, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent. Lower programming costs were offset by higher mobile service direct costs and mobile device sales due to an increase in mobile lines.

Charter’s Adjusted OIBDA increased $105 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, for the reasons described above.

Depreciation and amortization expense decreased $9 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to certain assets acquired in acquisitions becoming fully depreciated, partly offset by an increase in depreciation as a result of more recent capital expenditures.

Other expenses, net decreased $22 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year. The decrease in other expenses, net was primarily driven by decreased interest expense due to a decrease in weighted average interest rates and debt, partly offset by increased losses on financial instruments, net.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate decreased $10 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year. The loss on dilution of investment in affiliate decreased primarily due to increased gains on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares, offset by increases in issuance of Charter common stock from the exercise of stock options and restricted stock units held by employees and other third parties.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Exchangeable senior debentures	$(37)	76
	$(37)	76

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 3 and 6 to the accompanying condensed consolidated financial statements for additional discussion). The changes in realized and unrealized gains (losses) for the three months ended March 31, 2025, compared to the corresponding period in the prior year, were primarily due to the change in fair value of the debentures outstanding for the respective periods related to changes in market price of the underlying Charter stock.

Other, net

Other, net expense increased $6 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year. The change was primarily due to a tax sharing receivable with QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”). The tax sharing receivable with QVC Group resulted in a loss of $4 million for the three months ended March 31, 2025, compared to no income or loss for the three months ended March 31, 2024. See more discussion about the tax sharing agreement with QVC Group in note 1 to the accompanying condensed consolidated financial statements. The remaining variance is the result of dividend and interest income.

Income taxes

Earnings (loss) before income taxes and income tax (expense) benefit are as follows:

	Three months ended
	March 31,
	2025	2024

Earnings (loss) before income taxes	$264	309
Income tax (expense) benefit	4	(68)

For the three months ended March 31, 2025, the Company recognized earnings before income taxes of $264 million and income tax benefit of $4 million. For the three months ended March 31, 2025, the Company recognized tax benefits primarily due to non-taxable proceeds from Charter share repurchases received pursuant to the Merger Agreement, partially offset by state income taxes.

For the three months ended March 31, 2024, the Company recognized earnings before income taxes of $309 million and income tax expense of $68 million. For the three months ended March 31, 2024, the Company recognized tax expense due to the effect of state income taxes, partially offset by federal tax credits.

Net earnings (loss)

The Company had net earnings of $268 million and $241 million for the three months ended March 31, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other income and expenses.

Liquidity and Capital Resources

As of March 31, 2025, substantially all of our cash, cash equivalents, restricted cash and restricted cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

We discuss below both potential sources and use of liquidity, however, while the Transactions are pending, we are currently subject to certain contractual restrictions and therefore may not be able to take some or all of the actions described below.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries to be used by the subsidiary (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), monetization of investments (including Charter Repurchases (as defined in note 4 to the accompanying condensed consolidated financial statements and discussed below)), outstanding or anticipated debt facilities (as discussed in note 6 to the accompanying condensed consolidated financial statements), loans from Charter pursuant to the Merger Agreement and Stockholders and Letter Agreement Amendment, and dividend and interest receipts.

As of March 31, 2025, Liberty Broadband had a cash and cash equivalents balance of $226 million.

	Three months ended March 31,
	2025	2024

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$78	52
Net cash provided by (used in) investing activities	$257	18
Net cash provided by (used in) financing activities	$1	(132)

The increase in cash provided by operating activities in the three months ended March 31, 2025, as compared to the corresponding period in the prior year, was primarily driven by increased operating income.

During the three months ended March 31, 2025 and 2024, net cash flows provided by investing activities were primarily related to the sale of Charter Class A common stock for $300 million and $81 million, respectively. In February 2021, Liberty Broadband entered into the Letter Agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 5 to the accompanying consolidated financial statements). Further, simultaneously with the Merger Agreement in November 2024, the Company entered into the Stockholders and Letter Agreement Amendment that provides that Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million, and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband in an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date the 3.125% Debentures due 2053 and 3.125% Debentures due 2054 (each as defined in note 6 to the accompanying consolidated financial statements) are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility. Pursuant to this agreement, the Company expects the Charter Repurchases to be a significant source of liquidity in future periods.

In addition, during the three months ended March 31, 2025 and 2024, net cash flows used for investing activities were primarily related to capital expenditures, net of grant proceeds of $49 million and $46 million, respectively.

During the three months ended March 31, 2024, net cash flows used in financing activities were primarily for repurchases of Liberty Broadband Series C common stock of $89 million and to service debt.

The projected uses of our cash and restricted cash for the remainder of 2025 are debt repayment, net capital expenditures of approximately $200 million, approximately $115 million for interest payments on outstanding debt, approximately $10 million for Liberty Broadband Series A cumulative redeemable preferred stock (“Liberty Broadband preferred stock”) dividends, transaction-related expenses, to reimburse Liberty Media Corporation for amounts due under various agreements and to fund potential investment opportunities at GCI. We expect corporate cash and other available sources of liquidity as discussed above to cover corporate expenses for the foreseeable future.

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes (as defined in note 6 to the accompanying condensed consolidated financial statements) and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of March 31, 2025.

Results of Operations—GCI Holdings, LLC

GCI Holdings provides a full range of data, wireless, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	March 31,
	2025	2024
Consumer
Data:
Cable modem subscribers[1]	155,800	159,800
Wireless:
Wireless lines in service[2]	202,300	199,000

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Data cable modem subscribers as of March 31, 2025 include 1,000 subscribers that were reclassified from GCI Business to GCI Consumer subscribers in the first quarter of 2025 and are not new additions.

2 A wireless line in service is defined as a wireless device with a monthly fee for services. Wireless lines in service as of March 31, 2025 include 3,700 lines that were reclassified from GCI Business to GCI Consumer lines in the first quarter of 2025 and are not new additions.

GCI Holdings’ operating results for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Revenue	$266	245
Operating expenses (excluding stock-based compensation included below):
Operating expense	58	62
Selling, general and administrative expenses	97	93
Adjusted OIBDA	111	90
Stock-based compensation	(2)	(3)
Depreciation and amortization	(53)	(50)
Operating income (loss)	$56	37

Revenue

The components of revenue are as follows:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Consumer
Data	$61	60
Wireless	50	47
Other	10	10
Business
Data	128	108
Wireless	10	12
Other	7	8
Total revenue	$266	245

Consumer data revenue increased $1 million for the three months ended March 31, 2025, as compared to the corresponding prior year period. The increase was primarily driven by the transfer of 1,000 cable modem subscribers from

GCI Business to GCI Consumer during the first quarter of 2025. These subscribers have services with higher recurring monthly charges.

Consumer wireless revenue increased $3 million for the three months ended March 31, 2025, as compared to the corresponding prior year period. The increase was driven by an increase in wireless USF support for high cost areas.

Consumer other revenue was flat for the three months ended March 31, 2025, as compared to the corresponding prior year period. Consumer other revenue consists of consumer video and voice revenue. During the fourth quarter of 2024, it was announced that GCI Holdings plans to exit the video business in 2025, subject to regulatory approvals.

Business data revenue increased $20 million for the three months ended March 31, 2025, as compared to the corresponding prior year period, primarily due to increased rates with health care and education customers due to service upgrades with existing customers. These increases were partially offset by the transfer of 1,000 cable modem subscribers from GCI Business to GCI Consumer during the first quarter of 2025.

Business wireless revenue decreased $2 million for the three months ended March 31, 2025, as compared to the corresponding prior year period, primarily due to a decrease in roaming revenue due to contractual changes.

Business other revenue decreased $1 million for the three months ended March 31, 2025, as compared to the corresponding prior year period. Business other revenue consists of business video and voice revenue. The decrease was primarily due to decreased local and long distance voice revenue due to a decrease in voice traffic. During the fourth quarter of 2024, it was announced that GCI Holdings plans to exit the video business in 2025, subject to regulatory approvals.

Operating expenses decreased $4 million for the three months ended March 31, 2025, as compared to the corresponding prior year period. The decrease was primarily due to a decrease in distribution costs for health care, education and consumer customers, some of which related to temporary cost savings from a fiber break on a third party network in which GCI Holdings uses capacity.

Selling, general and administrative expenses increased $4 million for the three months ended March 31, 2025, as compared to the corresponding prior year period. The increase was primarily due to an increase in labor related costs and to a lesser extent, software subscription costs.

Stock-based compensation was relatively flat for the three months ended March 31, 2025, as compared to the corresponding prior year period.

Depreciation and amortization was relatively flat for the three months ended March 31, 2025, as compared to the corresponding prior year period.

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

As of March 31, 2025, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$458	6.2%	$600	4.8%
Corporate and other	$790	6.2%	$1,825	3.1%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2025. Based on that evaluation, the Executives concluded the Company's disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A. Risk Factors of its Annual Report on Form 10-K for the year ended December 31, 2024, which risk factors are incorporated by reference into this Quarterly Report on Form 10-Q.

The following risk factors are hereby replaced in their entirety as set forth below.

If GCI experiences customer losses or a change in demand for its products and services, our Company’s financial performance will be negatively impacted.

GCI is in the business of selling communication services to subscribers, and its economic success is based on its ability to retain current subscribers and attract new subscribers. If GCI is unable to retain and attract subscribers, its and our Company’s financial performance will be impaired. GCI’s rates of subscriber acquisition and turnover are affected by a number of competitive factors, including the size of its service areas, network performance and reliability issues, changing technologies, its device and service offerings, subscribers’ perceptions of its services and the costs thereof, and customer care quality. Managing these factors and subscribers’ expectations is essential in attracting and retaining subscribers. Although GCI has implemented programs to attract new subscribers and address subscriber turnover, our Company cannot make assurances that these programs or GCI’s strategies to address subscriber acquisition and turnover will be successful. A high rate of turnover or subscriber loss, or a change in demand for GCI’s products and services, would reduce revenue and increase the total marketing expenditures required to attract the minimum number of subscribers required to sustain GCI’s business plan which, in turn, could have a material adverse effect on our Company’s business, financial condition, and results of operations.

Adverse economic conditions in the U.S. and inflationary pressures on input costs and labor could impact GCI’s results of operations.

In recent years, varying factors have contributed to significant volatility and disruption of financial markets and global supply chains. Additionally, the U.S. Federal Reserve began decreasing interest rates in 2024 after several years at higher rates but has kept interest rates steady in 2025. The imposition of tariffs and other economic measures which may have an impact on inflation, and inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Unfavorable economic conditions, such as a recession or economic slowdown in the U.S., or inflation in the markets in which GCI operates, could negatively affect the affordability of, and demand for, GCI’s products and services and its cost of doing business. GCI has experienced increased interest expense as a result of higher interest rates, as well as higher labor, information technologies and capital expenditure costs due to inflation. Increased costs to equipment, for example due to increased tariffs, could also impact GCI’s results.

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. The Alaska state government has financial reserves that GCI believes may be able to help fund the state government for the next couple of years. In addition, following the 2024 U.S. Presidential election, the new administration has created the Department of Government Efficiency (“DOGE”), which is tasked with reducing waste and fraud in U.S. government spending, and reviewing overall U.S. government spending. If the U.S. government were to significantly reduce federal funding, including as a result of DOGE, such a reduction could have a material adverse impact on the state of Alaska and GCI. The potential impact of any reduction in federal spending cannot be predicted as this time. The Alaska economy is subject to recessionary pressures as a result of the economic impacts of volatility in oil prices, inflation, and other causes that could result in a decrease in economic activity. While it is difficult for GCI to predict the future impact of a recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of, and demand for, some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI’s customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI and could lead to an increase in accounts receivable and bad debt expense. If Alaska experiences a recession or economic slowdown, it could negatively affect GCI’s business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations, and enhance shareholder returns.

In addition, during 2024 and continuing in 2025, GCI Holdings has experienced the impact of inflation-sensitive items, including upward pressure on the costs of materials, labor, and other items that are critical to GCI’s business. GCI continues to monitor these impacts closely and, if costs continue to rise, GCI may be unable to recoup losses or offset diminished margins by passing these costs through to its customers or implementing offsetting cost reductions.

A successful legal challenge to the constitutionality of the USF could disrupt or eliminate GCI’s USF support.

There have been a number of legal challenges to the constitutionality of the USF. The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program is unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that the public delegation of legislative authority to the FCC, combined with the private delegation of authority from the FCC to the Universal Service Administrative Company resulted in an impermissible and unconstitutional delegation of Congress’ Article I authority. The Supreme Court granted petitions for certiorari from the Fifth Circuit’s decision and heard argument on March 26, 2025; the case is likely to be decided by summer 2025. In addition, it is possible that additional cases and appeals will continue to be filed in relation to the matter. There is significant uncertainty regarding the outcome of the Supreme Court review, as well as whether any action taken by the FCC or Congress to resolve the issue would be sufficient and what impact such actions might have on the USF program. A Supreme Court ruling upholding the Fifth Circuit’s decision or, more broadly, determining that the legislation establishing the USF program is unconstitutional could disrupt or eliminate GCI’s USF support unless and until any identified legal defects with the program structure or administration are remedied. Such a ruling would likely result in a material decrease in revenue and accounts receivable, which would have an adverse effect on GCI’s business and an adverse effect on the Company’s financial position, results of operations or liquidity. USF support was 46% and 40% of GCI’s revenue for the three months ended March 31, 2025 and 2024, respectively. GCI had USF net receivables of $108 million and $125 million at March 31, 2025 and December 31, 2024, respectively. Without USF support, telecommunications providers, including GCI, may need to consider various actions including, but not limited to, terminating certain high cost or low profit services, discontinuing rural networks or a reduction in workforce, which could have a negative impact on GCI’s business.

GCI may not meet its performance plan milestones under the Alaska High Cost Order.

As an Eligible Telecommunications Carrier, GCI receives support from the USF to support the provision of wireline local access and wireless service in high cost areas. In 2016, the FCC published the Alaska High Cost Order which requires GCI to submit to the FCC a performance plan with five-year and ten-year commitments. The FCC approved revised performance obligations in 2021. If GCI is unable to meet the final performance plan milestones approved by the FCC it will be required to repay 1.89 times the average amount of support per location received over the ten-year term for the relevant number of locations that GCI failed to deploy to, plus potentially ten percent of its total Alaska High Cost Order support received over the ten-year term. In addition, failure to meet the performance plan milestones under the Alaska High Cost Order could result in GCI being disqualified from participating in the Alaska Connect Fund mobile high cost support, which is a successor plan to the Alaska High Cost Order and would provide high cost universal service support through 2034. Inability to meet GCI’s performance plan milestones with or without disqualification from the Alaska Connect Fund could have an adverse effect on its business, financial position, results of operations, or liquidity, and could cause GCI to incur a fine of approximately $58.6 million and an additional $7,951 per resident missed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

There were no repurchases of Liberty Broadband Series A, Series B or Series C common stock or Liberty Broadband preferred stock during the three months ended March 31, 2025, which is currently restricted by the Merger Agreement.

During the three months ended March 31, 2025, no shares of Liberty Broadband Series A common stock, Liberty Broadband Series B common stock, Liberty Broadband Series C common stock or Liberty Broadband preferred stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

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

LIBERTY BROADBAND CORPORATION

Date: May 7, 2025	By:	/s/ JOHN C. MALONE
John C. Malone President and Chief Executive Officer

Date: May 7, 2025	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-4