Form 10-Q
period 2025-06-30
Liberty Broadband Corp
filed 2025-08-07
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of July 31, 2025 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,254,690	386,988	124,847,513

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2025	2024

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$180	163
Trade and other receivables, net of allowance for credit losses of $4 and $4, respectively	133	195
Prepaid and other current assets	51	65
Total current assets	364	423
Investment in Charter, accounted for using the equity method (note 4)	13,080	13,057
Property and equipment, net	1,184	1,150
Intangible assets not subject to amortization
Goodwill	755	755
Cable certificates	550	550
Other	41	41
Intangible assets subject to amortization, net (note 5)	392	411
Other assets, net	227	300
Total assets	$16,593	16,687

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2025	2024

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$107	112
Deferred revenue	24	21
Current portion of debt, including $392 and zero measured at fair value, respectively (note 6)	396	3
Other current liabilities	77	64
Total current liabilities	604	200
Long-term debt, net, including $575 and $1,897 measured at fair value, respectively (note 6)	2,673	3,753
Obligations under tower obligations and finance leases	70	72
Long-term deferred revenue	130	113
Deferred income tax liabilities	2,373	2,388
Preferred stock (note 7)	200	201
Other liabilities	129	152
Total liabilities	6,179	6,879
Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,254,690 and 18,251,013 at June 30, 2025 and December 31, 2024, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,004,028 and 2,007,705 at June 30, 2025 and December 31, 2024, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 123,230,201 and 123,022,488 at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	3,008	3,007
Accumulated other comprehensive earnings (loss), net of taxes	24	73
Retained earnings	7,363	6,712
Total stockholders' equity	10,396	9,793
Non-controlling interests	18	15
Total equity	10,414	9,808
Commitments and contingencies (note 9)
Total liabilities and equity	$16,593	16,687

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions,
	except per share amounts
Revenue	$261	246	527	491
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	58	62	116	124
Selling, general and administrative, including stock-based compensation (note 8)	110	111	222	216
Depreciation and amortization	52	52	105	102
	220	225	443	442
Operating income (loss)	41	21	84	49
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(40)	(52)	(80)	(103)
Share of earnings (losses) of affiliate (note 4)	345	297	663	577
Gain (loss) on dilution of investment in affiliate (note 4)	(15)	(4)	(33)	(32)
Realized and unrealized gains (losses) on financial instruments, net (note 3)	76	(17)	39	59
Other, net	7	8	5	12
Earnings (loss) before income taxes	414	253	678	562
Income tax benefit (expense)	(31)	(58)	(27)	(126)
Net earnings (loss)	383	195	651	436
Less net earnings (loss) attributable to the non-controlling interests	—	—	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$383	195	651	436
Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$2.68	1.36	4.55	3.05
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 2)	$2.68	1.36	4.55	3.05

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Net earnings (loss)	$383	195	651	436
Other comprehensive earnings (loss), net of taxes:
Credit risk on fair value debt instruments gains (loss)	6	5	(7)	(12)
Recognition of previously unrealized losses (gains) on debt, net	(42)	—	(42)	—
Other comprehensive earnings (loss), net of taxes	(36)	5	(49)	(12)
Comprehensive earnings (loss)	347	200	602	424
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$347	200	602	424

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2025	2024

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$651	436
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	105	102
Stock-based compensation	9	14
Share of (earnings) losses of affiliate, net	(663)	(577)
(Gain) loss on dilution of investment in affiliate	33	32
Realized and unrealized (gains) losses on financial instruments, net	(39)	(59)
Deferred income tax expense (benefit)	(1)	101
Other, net	(2)	(2)
Changes in operating assets and liabilities:
Current and other assets	101	57
Payables and other liabilities	(25)	(25)
Net cash provided by (used in) operating activities	169	79
Cash flows from investing activities:
Capital expenditures	(119)	(123)
Grant proceeds received for capital expenditures	19	19
Cash received for Charter shares repurchased by Charter	600	116
Other investing activities, net	11	(16)
Net cash provided by (used in) investing activities	511	(4)
Cash flows from financing activities:
Borrowings of debt	1,191	266
Repayments of debt, tower obligations and finance leases	(1,902)	(348)
Repurchases of Liberty Broadband common stock	—	(89)
Other financing activities, net	(2)	(1)
Net cash provided by (used in) financing activities	(713)	(172)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(33)	(97)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	229	176
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$196	79

The following table reconciles cash and cash equivalents, restricted cash and restricted cash equivalents reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	June 30,	December 31,
	2025	2024

	amounts in millions
Cash and cash equivalents	$180	163
Restricted cash and restricted cash equivalents included in other current assets	3	—
Restricted cash and restricted cash equivalents included in other long-term assets	13	66
Total cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	$196	229

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2025	$—	—	1	3,007	73	6,712	15	9,808
Net earnings (loss)	—	—	—	—	—	651	—	651
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(49)	—	—	(49)
Stock-based compensation	—	—	—	9	—	—	—	9
Noncontrolling interest activity at Charter and other	—	—	—	(8)	—	—	3	(5)
Balance at June 30, 2025	$—	—	1	3,008	24	7,363	18	10,414

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	Total equity

	amounts in millions
Balance at March 31, 2025	$—	—	1	3,011	60	6,980	15	10,067
Net earnings (loss)	—	—	—	—	—	383	—	383
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(36)	—	—	(36)
Stock-based compensation	—	—	—	6	—	—	—	6
Noncontrolling interest activity at Charter and other	—	—	—	(9)	—	—	3	(6)
Balance at June 30, 2025	$—	—	1	3,008	24	7,363	18	10,414

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Liberty Broadband Corporation and its controlled subsidiaries (collectively, “Liberty Broadband,” the “Company,” “us,” “we,” or “our” unless the context otherwise requires). Prior to the completion of the GCI Divestiture (as defined below), which was completed on July 14, 2025, Liberty Broadband is primarily comprised of GCI Holdings, LLC (“GCI Holdings” or “GCI”), a wholly owned subsidiary, and an equity method investment in Charter Communications, Inc. (“Charter”). Following the completion of the GCI Divestiture, Liberty Broadband is primarily comprised of an equity method investment in Charter.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

As discussed above, as a condition to closing the Combination, Liberty Broadband agreed to divest the GCI business by way of a distribution to the holders of Liberty Broadband common stock (the “GCI Divestiture”), which was completed on July 14, 2025. The GCI Divestiture is expected to be taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Combination. However, to the extent such corporate level tax liability exceeds $420 million, Liberty Broadband (and Charter upon completion of the Combination) will be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI corresponding to such excess.

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

On May 16, 2025, Charter and Cox Communications (“Cox”) announced that they entered into a definitive agreement to combine their businesses. In connection with this transaction, Liberty Broadband has agreed to accelerate the closing of its acquisition by Charter to occur contemporaneously with Charter’s combination with Cox. There are no changes to any other transaction terms of the pending Liberty Broadband and Charter transaction.

During the six months ended June 30, 2025, we did not repurchase any shares of Liberty Broadband common stock, which is currently restricted by the Merger Agreement. During the six months ended June 30, 2024, we repurchased 1.1 million shares of Liberty Broadband Series C common stock (“LBRDK”) for a total purchase price of $89 million. As of June 30, 2025, the amount remaining under the authorized repurchase program is approximately $1,685 million, which is currently restricted by the Merger Agreement.

In connection with the GCI Divestiture, Martin E. Patterson was appointed to the role of President and Chief Executive Officer of Liberty Broadband, effective July 14, 2025. Upon effectiveness of Mr. Patterson’s appointment, John C. Malone resigned as President and Chief Executive Officer but remains Chairman of the Board.

GCI Divestiture

On June 19, 2025, Liberty Broadband entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement), whereby, subject to the terms thereof, GCI Liberty, Inc., a Nevada corporation and a wholly owned subsidiary of Liberty Broadband (“GCI Liberty”), would spin-off from Liberty Broadband.

Pursuant to the Separation and Distribution Agreement, the GCI Divestiture was accomplished by means of a distribution by Liberty Broadband of 0.20 of a share of GCI Liberty’s Series A, B and C GCI Group common stock (collectively, the “GCI Group common stock”), for each whole share of the corresponding series of Liberty Broadband common stock held as of June 30, 2025 by the holder thereof. The distribution of the GCI Group common stock was completed on July 14, 2025. As a result of the GCI Divestiture, GCI Liberty is an independent, publicly traded company and its businesses, assets and liabilities initially consist of 100% of the outstanding equity interests in GCI, LLC and its subsidiaries.

In connection with the GCI Divestiture, Liberty Broadband entered into certain agreements with GCI Liberty, including the Separation and Distribution Agreement, a tax sharing agreement (the “GCI Tax Sharing Agreement”) and a tax receivables agreement (the “GCI Tax Receivables Agreement”), pursuant to which, among other things, Liberty Broadband and GCI Liberty will indemnify each other against certain losses that may arise. The GCI Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and GCI Liberty, and the GCI Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and GCI Liberty with respect to certain tax matters.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The GCI Divestiture represents a strategic shift that will have a major effect on Liberty Broadband’s operations and is expected to be presented as a discontinued operation from the GCI Divestiture date.

Exchange Agreement with Chairman

On June 13, 2022, Liberty Broadband entered into an Exchange Agreement with its Chairman of the board of directors, John C. Malone, and a revocable trust of which Mr. Malone is the sole trustee and beneficiary (the “JM Trust”) (the “Exchange Agreement”). Under the Exchange Agreement, the JM Trust has exchanged 481,149 total shares of LBRDB for the same number of LBRDK as of June 30, 2025.

On November 12, 2024, in connection with the entry into the Merger Agreement, Liberty Broadband entered into the Malone exchange side letter with Mr. Malone and certain trusts related to Mr. Malone (collectively, the “Malone Exchange Holders”), whereby, among other things, the Malone Exchange Holders agreed to an arrangement under which Liberty Broadband had the right, in connection with the GCI Divestiture, to exchange certain shares of LBRDB held by such Malone Exchange Holders for shares of LBRDK on a one-for-one basis (the “Malone exchange”) to avoid the application of certain related party rules that otherwise could limit the availability of certain tax benefits to the divested GCI entity following the GCI Divestiture. If the Merger Agreement is terminated without the completion of the Combination having occurred but following the consummation of the Malone exchange (the “Malone exchange closing”), and unless otherwise agreed to in writing by the Malone Exchange Holders and Liberty Broadband, the Malone exchange will be automatically rescinded and treated as if neither the Malone exchange nor the Malone exchange closing had ever occurred.

Further, pursuant to the terms of the Malone exchange side letter, the parties thereto amended certain provisions of the Exchange Agreement to provide that (i) solely in connection with the GCI Divestiture, Malone Series C Exchangeable Shares (as defined in the Exchange Agreement) would not be exchanged for shares of LBRDB and the holders of such Malone Series C Exchangeable Shares would receive the same per share consideration received by holders of shares of LBRDK, (ii) Liberty Broadband waived its right to obligate the Malone Exchange Holders to enter into an exchange agreement with the divested GCI entity in connection with the GCI Divestiture, (iii) the Exchange Agreement would not be terminated as a result of the Malone Exchange Holders falling below 20% voting power in connection with the GCI Divestiture, and (iv) following the Malone exchange and prior to any termination of the Merger Agreement, none of the Malone Series C Exchangeable Shares would be exchanged for shares of LBRDB.

In accordance with the Malone exchange side letter and concurrent with the GCI Divestiture, the Malone Exchange Holders exchanged 1,617,040 shares of LBRDB for 1,617,040 shares of LBRDK on July 14, 2025.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Broadband reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which are negotiated semi-annually, as necessary.

Under these various agreements, amounts reimbursable to Liberty were approximately $2 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and $5 million and $3 million for the six months ended June 30, 2025 and 2024, respectively. Liberty Broadband had a tax sharing receivable with QVC Group of approximately $15 million and $20 million as of  June 30, 2025 and December 31, 2024, respectively, included in Other assets in the condensed consolidated balance sheets.

(2) Earnings Attributable to Liberty Broadband Stockholders per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband stockholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the three months ended June 30, 2025 and 2024 are 2 million and 3 million potential common shares, respectively, because their inclusion would have been antidilutive. Excluded from diluted EPS for the six months ended June 30, 2025 and 2024 are 2 million and 3 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(numbers of shares in millions)
Basic WASO	143	143	143	143
Potentially dilutive shares (1)	—	—	—	—
Diluted WASO	143	143	143	143

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2025			December 31, 2024
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$76	76	—	89	89	—
Restricted cash equivalents	$2	2	—	64	64	—
Exchangeable senior debentures	$967	—	967	1,897	—	1,897

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, equity securities, and current portion of debt and long-term debt (with the exception of the 3.125% Debentures due 2054 prior to their redemption in the second quarter of 2025, and the 3.125% Debentures due 2053 (each as defined in note 6)). With the exception of long-term debt and preferred stock, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of the Margin Loan Facility, the Senior Credit Facility and the Wells Fargo Note Payable (each as defined in note 6) all bear interest at a variable rate and therefore are also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Exchangeable senior debentures (1)	$76	(17)	39	59
	$76	(17)	39	59
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax were gains of $8 million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and losses of $9 million and $15 million for the six months ended June 30, 2025 and 2024, respectively, net of the recognition of previously unrecognized gains and losses. During the three and six months ended June 30, 2025, the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Company recognized $53 million of previously unrecognized gains related to the retirement of the 3.125% Debentures due 2054. The cumulative change was a gain of $20 million as of June 30, 2025, net of the recognition of previously unrecognized gains and losses.

(4) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of June 30, 2025, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $13.1 billion and $17.8 billion, respectively. We own an approximate 32.0% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of June 30, 2025.

As discussed in more detail in note 1, Charter has agreed to acquire Liberty Broadband. The Stockholders Agreement and Letter Agreement, as amended by the Stockholders and Letter Agreement Amendment, sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the Voting Cap (as defined below) (the “Equity Cap”). Pursuant to the Stockholders and Letter Agreement Amendment, Liberty Broadband is exempt from the Equity Cap to the extent Liberty Broadband’s equity ownership in Charter exceeds such Equity Cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. In the event the Merger Agreement is terminated, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of the Voting Cap or the percentage of equity owned (on a fully diluted basis) by Liberty Broadband on the termination date of the Merger Agreement. As of June 30, 2025, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01% (the “Voting Cap”), our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement and the Stockholders and Letter Agreement Amendment, Liberty Broadband has agreed to vote all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the Voting Cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interim Merger Period Stock Repurchases

Simultaneously with the execution and delivery of the Merger Agreement, Charter, Liberty Broadband and A/N have entered into an amendment to (i) the Stockholders Agreement, and (ii) the Letter Agreement. The Stockholders Agreement and the Letter Agreement, as amended by the Stockholders and Letter Agreement Amendment, sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

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

Under the terms of the Stockholders and Letter Agreement Amendment and original Letter Agreement, Liberty Broadband sold 1,634,261 and 343,903 shares of Charter Class A common stock to Charter for $600 million and $116 million during the six months ended June 30, 2025 and 2024, respectively. Subsequent to June 30, 2025, Liberty Broadband sold 254,706 shares of Charter Class A common stock to Charter for $100 million in July 2025.

Investment in Charter

The excess basis in our investment in Charter is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	June 30,	December 31,
	2025	2024
Property and equipment, net	$230	280
Customer relationships, net	1,716	1,751
Franchise fees	3,843	3,843
Trademarks	29	29
Goodwill	3,661	3,845
Debt	(166)	(251)
Deferred income tax liability	(1,413)	(1,413)
	$7,900	8,084

Property and equipment and customer relationships have weighted average remaining useful lives of approximately    3 years and 6 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The decrease in excess basis for the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

six months ended June 30, 2025 was primarily due to amortization expense during the period, as well as the Company’s participation in Charter’s share buyback program. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $66 million and $97 million, net of related taxes, for the three months ended June 30, 2025 and 2024, respectively, and $133 million and $169 million, net of related taxes, for the six months ended June 30, 2025 and 2024, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $15 million and $4 million during the three months ended June 30, 2025 and 2024, respectively, and $33 million and $32 million for the six months ended June 30, 2025 and 2024, respectively. The dilution losses for the periods presented were primarily attributable to the exercise of stock options and restricted stock units by employees and other third parties, partially offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during both the six months ended June 30, 2025 and 2024.

Summarized unaudited financial information for Charter is as follows:

Charter condensed consolidated balance sheets

	June 30, 2025	December 31, 2024

	amounts in millions
Current assets	$4,812	4,233
Property and equipment, net	44,187	42,913
Goodwill	29,674	29,674
Intangible assets, net	68,140	68,437
Other assets	4,776	4,763
Total assets	$151,589	150,020
Current liabilities	$14,556	13,486
Deferred income taxes	18,757	18,845
Long-term debt	91,863	92,134
Other liabilities	6,045	5,848
Equity	20,368	19,707
Total liabilities and shareholders’ equity	$151,589	150,020

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Charter condensed consolidated statements of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$13,766	13,685	27,501	27,364
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,230	8,173	16,424	16,569
Depreciation and amortization	2,176	2,170	4,357	4,360
Other operating (income) expense, net	81	79	204	41
	10,487	10,422	20,985	20,970
Operating income	3,279	3,263	6,516	6,394
Interest expense, net	(1,263)	(1,328)	(2,504)	(2,644)
Other income (expense), net	(107)	(85)	(249)	(174)
Income tax (expense) benefit	(414)	(427)	(859)	(873)
Net income (loss)	1,495	1,423	2,904	2,703
Less: Net income attributable to noncontrolling interests	(194)	(192)	(386)	(366)
Net income (loss) attributable to Charter shareholders	$1,301	1,231	2,518	2,337

(5) Intangible Assets

Intangible Assets Subject to Amortization, net

	June 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(194)	321	515	(173)	342
Other amortizable intangible assets	175	(104)	71	165	(96)	69
Total	$690	(298)	392	680	(269)	411

Amortization expense for intangible assets with finite useful lives was $15 million and $15 million for the three months ended June 30, 2025 and 2024, respectively, and $29 million and $30 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2025	$28
2026	$54
2027	$51
2028	$50
2029	$44

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	June 30,	June 30,	December 31,
	2025	2025	2024
	amounts in millions
Margin Loan Facility	$1,115	1,115	790
3.125% Exchangeable Senior Debentures due 2053	965	967	951
3.125% Exchangeable Senior Debentures due 2054	—	—	946
Senior notes	600	616	619
Senior credit facility	369	369	447
Wells Fargo note payable	4	4	4
Deferred financing costs		(2)	(1)
Total debt	$3,053	3,069	3,756
Debt classified as current		(396)	(3)
Total long-term debt		$2,673	3,753

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

Outstanding borrowings under the Margin Loan Agreement were $1,115 million and $790 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, SPV was permitted to borrow an additional $825 million under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is June 30, 2027. The borrowings under the Margin Loan Agreement accrue interest at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus a per annum spread of 1.875% (the “Base Spread”) (unless and until the replacement of such rate as provided for under the Margin Loan Agreement). The Margin Loan Agreement also has a commitment fee equal to 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rates on the Margin Loan Facility were 6.2% and 7.2% at June 30, 2025 and 2024, respectively.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of June 30, 2025, 19.1 million shares of Charter common stock with a value of $7.8 billion were held in collateral accounts related to the Margin Loan Agreement.

Exchangeable Senior Debentures

On February 28, 2023, the Company closed a private offering of $1,265 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures due 2053”), including debentures with an aggregate original principal amount of $165 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures due 2053, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.8901 shares of Charter Class A common stock were attributable to each $1,000 original principal amount of 3.125% Debentures due 2053, representing an initial exchange price of approximately $529.07 for each share of Charter Class A common stock. A total of approximately 2.4 million shares of Charter Class A common stock were initially attributable to the 3.125% Debentures due 2053. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2023. The 3.125% Debentures due 2053 may be redeemed by the Company, in whole or in part, on or after April 6, 2026 or, in whole but not in part, prior to April 6, 2026 if such redemption is due to the execution by the Company of an agreement which, if consummated, would result in a change in control (including, for the avoidance of doubt, the Merger Agreement). Holders of the 3.125% Debentures due 2053 also have the right to require the Company to purchase their 3.125% Debentures due 2053 on April 6, 2026. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures due 2053 plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of June 30, 2025, a holder of the 3.125% Debentures due 2053 has the ability to exchange their debentures at any time after January 1, 2026 until the close of business on the second scheduled trading date immediately preceding April 6, 2026. A portion of the 3.125% Debentures due 2053 will be settled using corporate cash and restricted cash, while maintaining a minimum liquidity threshold of $50 million, and, accordingly, that portion, calculated as $392 million, has been classified as current debt within the condensed consolidated balance sheet as of June 30, 2025. The remaining portion is expected to be settled using proceeds from the Margin Loan Facility, and, accordingly, that portion has been classified as long-term debt within the condensed consolidated balance sheet as of June 30, 2025.

On July 2, 2024, the Company closed a private offering of $860 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2054 (the “3.125% Debentures due 2054”), including debentures with an aggregate original principal amount of $60 million issued pursuant to the exercise of an option granted to the initial purchasers. In connection with the closing of the private offering of the 3.125% Debentures due 2054, the Company repurchased a total of $300 million in aggregate principal amount of the 3.125% Debentures due 2053 pursuant to individually privately negotiated transactions. After the repurchase, approximately 1.8 million shares of Charter Class A common stock are attributable to the 3.125% Debentures due 2053.

In March 2025, at the request of Charter, Liberty Broadband called for redemption all of its 3.125% Debentures due 2054. Pursuant to a supplemental indenture entered into in March 2025, the Company delivered cash to satisfy its exchange obligations. The 3.125% Debentures due 2054 were either redeemed in April 2025 or exchanged in March 2025 (with such exchanges settled in May 2025). During the six months ended June 30, 2025, the Company paid approximately $952 million to settle the 3.125% Debentures due 2054 using corporate cash, restricted cash and proceeds from the Margin Loan Facility.

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

Senior Notes

GCI, LLC is the issuer of $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes were issued by GCI, LLC on October 7, 2020 and are unsecured. Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $16 million at June 30, 2025. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

Senior Credit Facility

On March 25, 2025, GCI, LLC entered into the Ninth Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”), which refinanced in full and replaced the Prior Senior Credit Facility (as defined below) with (x) a new $450 million revolving credit facility, with a $35 million sublimit for letters of credit, that matures on March 25, 2030 (or, to the extent the Senior Notes remains outstanding, the date that is 91 days prior to the maturity date of the Senior Notes or the date that is 91 days prior to the maturity date of any indebtedness with a maturity date that is 91 days prior to March 25, 2030 that is used to refinance any of the Senior Notes) and (y) a $300 million Term Loan A (“Term Loan A”) that matures on March 25, 2031 (or, to the extent the Senior Notes remains outstanding, the date that is 91 days prior to the maturity date of the Senior Notes). The revolving credit facility borrowings under the Senior Credit Facility that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.25% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Senior Credit Facility that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 1.50% and 2.25% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 1.75% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.00% and 2.75% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Term Loan A equal to 0.25% of the original principal amount, which may step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The Senior Credit Facility also has a commitment fee that accrues at a per annum rate between 0.300% and 0.375% on the daily unused amount of the revolving credit facility depending on GCI, LLC’s total leverage ratio. The interest rate on the Senior Credit Facility was 6.2% at June 30, 2025.

Prior to the amendment in March 2025, GCI, LLC was party to the Eighth Amended and Restated Credit Agreement (as amended by Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, the “Prior Senior Credit Facility”) which included a $550 million revolving credit facility, with a $25 million sublimit for standby letters of credit and a $250 million Term Loan A (the “Prior Term Loan A”). The revolving credit facility borrowings under the Prior Senior Credit Facility that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Prior Senior Credit Facility that were SOFR loans bore interest at a per annum rate equal to the applicable SOFR plus a Credit Spread Adjustment (as defined in the Prior Senior Credit Facility) plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Prior Term Loan A borrowings that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 2.25% depending on

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

GCI, LLC’s total leverage ratio. Prior Term Loan A borrowings that were SOFR loans bore interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.00% and 3.25% depending on GCI, LLC’s total leverage ratio. Principal payments were due quarterly on the Prior Term Loan A equal to 0.25% of the original principal amount, which could step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. The Prior Senior Credit Facility also had a commitment fee that accrued at a per annum rate between 0.375% and 0.500% on the daily unused amount of the revolving credit facility depending on GCI, LLC’s total leverage ratio. The interest rate on the Prior Senior Credit Facility was 7.2% at June 30, 2024.

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

As of June 30, 2025, there was $299 million outstanding under the Term Loan A, $70 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $377 million available for borrowing.

Wells Fargo Note Payable

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). Outstanding borrowings on the Wells Fargo Note Payable were $4 million as of both June 30, 2025 and December 31, 2024. The interest rate is variable at SOFR plus 1.75%. The interest rates on the Wells Fargo Notes Payable were 6.1% and 7.1% at June 30, 2025 and 2024, respectively.

The Wells Fargo Note Payable is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the Wells Fargo Note Payable are secured by a security interest and lien on the building purchased with the note.

Fair Value of Debt

The fair value of the Senior Notes was $580 million at June 30, 2025 (Level 2).

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at June 30, 2025.

(7) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband’s board of directors.

The Liberty Broadband preferred stock was issued as a result of the closing of the Liberty Broadband combination with prior GCI Liberty on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of prior GCI Liberty outstanding immediately prior to the closing was converted into one share of newly issued Liberty Broadband preferred stock. The Company is required to redeem all outstanding shares of Liberty Broadband preferred stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband preferred stock authorized and 7,183,812 shares issued and outstanding at June 30, 2025. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband preferred stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband preferred stock are recorded as interest expense in the Company’s condensed consolidated statements of operations. Liberty Broadband preferred stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband preferred stock of $203 million was recorded at the time of the closing of the Liberty Broadband combination with prior GCI Liberty. The fair value of Liberty Broadband preferred stock as of June 30, 2025 was $179 million (Level 1).

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband preferred stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On May 22, 2025, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband preferred stock which was paid on July 15, 2025 to shareholders of record of the Liberty Broadband preferred stock at the close of business on June 30, 2025.

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

Included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $6 million and $7 million of stock-based compensation during the three months ended June 30, 2025 and 2024, respectively, and $9 million and $14 million of stock-based compensation during the six months ended June 30, 2025 and 2024, respectively.

Grants

There were no options to purchase shares of LBRDA, LBRDB or LBRDK granted during the six months ended June 30, 2025.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	LBRDK	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2025	2,649	$120.80
Granted	—	$—
Exercised	(70)	$77.82
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2025	2,579	$121.97	3.0	$18
Exercisable at June 30, 2025	2,355	$126.19	2.8	$14

As of June 30, 2025, there were no outstanding options to purchase shares of LBRDA common stock. During the six months ended June 30, 2025, Liberty Broadband had 83 thousand LBRDB options with a WAEP of $93.13 that expired. As of June 30, 2025, Liberty Broadband had 13 thousand LBRDB options outstanding and exercisable at a WAEP of $100.19, a weighted average remaining contractual life of 0.7 years and aggregate intrinsic value of zero.

As of June 30, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $9 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.5 years.

As of June 30, 2025, Liberty Broadband reserved 2.6 million shares of LBRDB and LBRDK for issuance under exercise privileges of outstanding stock options.

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

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund (“USF”) programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the Federal Communications Commission,

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to ongoing legal challenges, which could disrupt or eliminate the support GCI Holdings receives. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity.

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

For the six months ended June 30, 2025, Liberty Broadband has identified the following consolidated company and equity method investment as its reportable segments:

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$60	60	121	120
Wireless	35	34	69	69
Other	9	10	18	19
Business Revenue
Data	124	108	251	215
Wireless	8	10	16	21
Other	2	4	5	8
Lease, grant, and revenue from subsidies	23	20	47	39
Total GCI Holdings	261	246	527	491
Corporate and other	—	—	—	—
Total	$261	246	527	491

The Company had receivables of $140 million and $193 million at June 30, 2025 and December 31, 2024, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $34 million and $33 million at June 30, 2025 and December 31, 2024, respectively. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the six months ended June 30, 2025 were not materially impacted by other factors.

The future revenue to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) is approximately $238 million in the remainder of 2025, $353 million in 2026, $139 million in 2027, $53 million in 2028 and $54 million in 2029 and thereafter.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other performance measures are as follows:

	Three months ended
	June 30, 2025
	GCI	Corporate
	Holdings	and Other	Total

	amounts in millions
Revenue	$261	—	261
Operating expense (excluding stock-based compensation)	(58)	—	(58)
Selling, general and administrative expense (excluding stock-based compensation)	(95)	(9)	(104)
Adjusted OIBDA	$108	(9)	99

	Six months ended
	June 30, 2025
	GCI	Corporate
	Holdings	and Other	Total

	amounts in millions
Revenue	$527	—	527
Operating expense (excluding stock-based compensation)	(116)	—	(116)
Selling, general and administrative expense (excluding stock-based compensation)	(192)	(21)	(213)
Adjusted OIBDA	$219	(21)	198

	Three months ended
	June 30, 2024
	GCI	Corporate
	Holdings	and Other	Total

	amounts in millions
Revenue	$246	—	246
Operating expense (excluding stock-based compensation)	(62)	—	(62)
Selling, general and administrative expense (excluding stock-based compensation)	(98)	(6)	(104)
Adjusted OIBDA	$86	(6)	80

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Six months ended
	June 30, 2024
	GCI	Corporate
	Holdings	and Other	Total

	amounts in millions
Revenue	$491	—	491
Operating expense (excluding stock-based compensation)	(124)	—	(124)
Selling, general and administrative expense (excluding stock-based compensation)	(191)	(11)	(202)
Adjusted OIBDA	$176	(11)	165

Other Information

	June 30, 2025
	Total	Investments	Capital
	assets	in affiliate	expenditures

	amounts in millions
GCI Holdings	$3,363	—	119
Corporate and other	13,230	13,080	—
Consolidated Liberty Broadband	$16,593	13,080	119

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Consolidated segment Adjusted OIBDA	$99	80	198	165
Stock-based compensation	(6)	(7)	(9)	(14)
Depreciation and amortization	(52)	(52)	(105)	(102)
Operating income (loss)	41	21	84	49
Interest expense	(40)	(52)	(80)	(103)
Share of earnings (loss) of affiliate, net	345	297	663	577
Gain (loss) on dilution of investment in affiliate	(15)	(4)	(33)	(32)
Realized and unrealized gains (losses) on financial instruments, net	76	(17)	39	59
Other, net	7	8	5	12
Earnings (loss) before income taxes	$414	253	678	562

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the recognition of deferred revenue; the performance, results of operations and cash flows of our equity affiliate, Charter Communications, Inc. (“Charter”); the expansion of Charter’s network; projected sources and uses of cash; the effects of legal and regulatory developments; the Transactions (as defined below); the GCI Divestiture (as defined below); the Universal Service Fund (“USF”) programs, including the Rural Health Care (“RHC”) Program; the impacts of economic trends; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties. There can be no assurance that such expectations or beliefs will result or be achieved or accomplished and you should not place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our, GCI Holdings, LLC (“GCI Holdings” or “GCI”), GCI, LLC and Charter’s ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our, GCI Holdings, GCI, LLC and Charter’s ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our, GCI, LLC and Charter’s significant indebtedness and the ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels, the level of activity in the housing sector, economic uncertainty or downturn and inflationary pressures on input costs and labor;
●	competition faced by GCI Holdings and Charter;
●	the ability of GCI Holdings and Charter to acquire and retain subscribers;
●	the impact of governmental legislation and regulation including, without limitation, regulations and programs of the Federal Communications Commission (the "FCC"), on GCI Holdings and Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	a disruption in the payment of universal service support or federal grants on which GCI Holdings relies, through Executive Branch action or otherwise;
●	the impact of future legal challenges to the constitutionality of the USF and GCI’s ability to continue to utilize USF high cost support;
●	changes in the amount of data used on the networks of GCI Holdings and Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of GCI Holdings and Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for the products and services of GCI Holdings and Charter and their ability to adapt to changes in demand;

●	the ability of GCI Holdings and Charter to license or enforce intellectual property rights;
●	the risk of GCI being subject to uninsured liabilities;
●	natural or man-made disasters, terrorist attacks, armed conflicts, pandemics, cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to procure necessary services and equipment from GCI Holdings’ and Charter’s vendors in a timely manner and at reasonable costs including in connection with Charter’s network evolution and rural construction initiatives;
●	the ability to hire and retain key personnel;
●	risks related to the Investment Company Act of 1940, as amended;
●	the outcome of any pending or threatened litigation;
●	changes to general economic conditions, including economic conditions in Alaska, and their impact on potential customers, vendors and third parties;
●	the ability to satisfy the conditions to consummate the Transactions and/or to consummate the Transactions in a timely manner or at all;
●	the ability to recognize anticipated benefits from the Transactions;
●	the possibility that our business may suffer as a result of uncertainty surrounding the Transactions;
●	the possibility that the Transactions may have unexpected costs; and
●	other risks related to the Transactions.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025  and Part II, Item 1A in this Quarterly Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Prior to the completion of the GCI Divestiture (as defined below), which was completed on July 14, 2025, Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) was primarily comprised of GCI Holdings, a wholly owned subsidiary, and an equity method investment in Charter. Following the completion of the GCI Divestiture, Liberty Broadband is primarily comprised of an equity method investment in Charter.

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

As discussed above, as a condition to closing the Combination, Liberty Broadband agreed to divest the GCI business by way of a distribution to the holders of Liberty Broadband common stock (the “GCI Divestiture”), which was completed on July 14, 2025. The GCI Divestiture is expected to be taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Combination. However, to the extent such corporate level tax liability exceeds $420 million, Liberty Broadband (and Charter upon completion of the Combination) will be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI corresponding to such excess.

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

On May 16, 2025, Charter and Cox Communications (“Cox”) announced that they entered into a definitive agreement to combine their businesses. In connection with this transaction, Liberty Broadband has agreed to accelerate the closing of its acquisition by Charter to occur contemporaneously with Charter’s combination with Cox. There are no changes to any other transaction terms of the pending Liberty Broadband and Charter transaction.

In connection with the GCI Divestiture, Martin E. Patterson was appointed to the role of President and Chief Executive Officer of Liberty Broadband, effective July 14, 2025. Upon effectiveness of Mr. Patterson’s appointment, John C. Malone resigned as President and Chief Executive Officer but remains Chairman of the Board.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA contains numerous business tax provisions with different effective dates in 2025, 2026, and 2027. OBBBA was enacted during the third quarter of 2025; therefore, the accounting impacts from the law change will be included in our third quarter results. We do not expect the OBBBA to have a material impact to income tax expense on our financial statements; however, we do expect to defer cash taxes to future years as a result of the OBBBA. We are currently in the process of evaluating the effects of the legislation.

GCI Divestiture

On June 19, 2025, Liberty Broadband entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement), whereby, subject to the terms thereof, GCI Liberty, Inc., a Nevada corporation and a wholly owned subsidiary of Liberty Broadband (“GCI Liberty”), would spin-off from Liberty Broadband.

Pursuant to the Separation and Distribution Agreement, the GCI Divestiture was accomplished by means of a distribution by Liberty Broadband of 0.20 of a share of GCI Liberty’s Series A, B and C GCI Group common stock, (collectively, the “GCI Group common stock”), for each whole share of the corresponding series of Liberty Broadband common stock held as of June 30, 2025 by the holder thereof. The distribution of the GCI Group common stock was completed on July 14, 2025. As a result of the GCI Divestiture, GCI Liberty is an independent, publicly traded company and its businesses, assets and liabilities initially consist of 100% of the outstanding equity interests in GCI, LLC and its subsidiaries.

In connection with the GCI Divestiture, Liberty Broadband entered into certain agreements with GCI Liberty, including the Separation and Distribution Agreement, a tax sharing agreement (the “GCI Tax Sharing Agreement”) and a tax receivables agreement (the “GCI Tax Receivables Agreement”), pursuant to which, among other things, Liberty Broadband and GCI Liberty will indemnify each other against certain losses that may arise. The GCI Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and GCI Liberty, and the GCI Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and GCI Liberty with respect to certain tax matters.

The GCI Divestiture represents a strategic shift that will have a major effect on Liberty Broadband’s operations and is expected to be presented as a discontinued operation from the GCI Divestiture date.

Update on Economic Conditions

GCI Holdings

GCI Holdings offers wireless and wireline telecommunication services, data services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska. Unfavorable economic conditions, such as a recession or economic slowdown in the United States (“U.S.”), or inflation in the markets in which GCI operates, could negatively affect the affordability of and demand for GCI’s products and services and its cost of doing business. In recent years, varying factors have contributed to significant volatility and disruption of financial markets and global supply chains. Additionally, the U.S. Federal Reserve began decreasing interest rates in 2024 after several years at higher rates but has kept interest rates steady in 2025. Mounting inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Increased costs to equipment, for example due to increased tariffs, could also impact GCI’s results.

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

Federal Universal Service Programs

Legal Challenges to the Constitutionality of the FCC Universal Service Support Programs. There have been a number of legal challenges to the constitutionality of the USF. The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program is unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that there was an impermissible public delegation of legislative authority to the FCC and an impermissible private delegation of authority from the FCC to the

Universal Service Administrative Company, the private company responsible for USF administration. The Supreme Court granted petitions for certiorari from the Fifth Circuit’s decision and heard the case on March 26, 2025. The Supreme Court issued a decision on June 27, 2025, reversing the Fifth Circuit and upholding the constitutionality of the USF contribution factor. There is continuing litigation, as petitioners have sought supplemental briefing in the Fifth Circuit to challenge two statutory provisions that the Supreme Court did not have occasion to address.

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

RHC Program

GCI Holdings receives support from various USF programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to ongoing legal challenges, which could disrupt or eliminate the support GCI Holdings receives. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

Charter

Charter is a leading broadband connectivity company and cable operator with services available to more than 57 million homes and businesses in 41 states through its Spectrum brand.

During the second quarter of 2025, Charter added 500,000 mobile lines while Internet and video losses improved as compared to the prior year period. The improvement in Charter’s customer results was partly driven by the new pricing and packaging strategy launched in September 2024 at the same time Charter launched its new brand platform, Life Unlimited, as well as the end of the FCC’s Affordable Connectivity Program subsidies which impacted the second quarter of 2024. Life Unlimited emphasizes the power of Charter’s advanced network and cutting-edge connectivity products and services and its new and simplified pricing and packaging strategy better utilizes its seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Charter’s Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. Charter has completed deals with every major programmer to deliver better flexibility and greater value to customers by including seamless entertainment applications with its Spectrum TV services at no additional cost. In July 2025, Charter began launching the sale of these seamless entertainment applications to customers à la carte. Charter also continues to evolve other elements of its video product and is deploying Xumo stream boxes to new video customers.

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

Charter spent $545 million and $1.0 billion on its subsidized rural construction initiative during the three and six months ended June 30, 2025, respectively, and activated approximately 123,000 and 212,000 subsidized rural passings, respectively. Charter is upgrading its network to deliver symmetrical and multi-gigabit speeds across its footprint.

Results of Operations — Consolidated —June 30, 2025 and 2024

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

Consolidated operating results:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Revenue
GCI Holdings	$261	246	527	491
Corporate and other	—	—	—	—
Consolidated	$261	246	527	491

Operating Income (Loss)
GCI Holdings	$51	30	107	67
Corporate and other	(10)	(9)	(23)	(18)
Consolidated	$41	21	84	49

Adjusted OIBDA
GCI Holdings	$108	86	219	176
Corporate and other	(9)	(6)	(21)	(11)
Consolidated	$99	80	198	165

Revenue

Revenue increased $15 million and $36 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods. The change in revenue was due to increased revenue from GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss)

Consolidated operating income increased $20 million and $35 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods. Operating income increased $21 million and $40 million at GCI Holdings for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating loss for Corporate and other increased $1 million and $5 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods, due to increased professional service fees related to the Transactions, partly offset by decreased stock-based compensation.

Stock-based compensation

Stock-based compensation expense decreased $1 million and $5 million for the three and six months ended June 30, 2025 and 2024, respectively, as compared to the corresponding prior year periods. The decreases in stock-based compensation expense were primarily because of decreased grant activity, as currently restricted under the Merger Agreement, and certain prior period grants completing their vesting schedules.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Operating income (loss)	$41	21	84	49
Depreciation and amortization	52	52	105	102
Stock-based compensation	6	7	9	14
Adjusted OIBDA	$99	80	198	165

Adjusted OIBDA increased $19 million and $33 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods, primarily due to improved Adjusted OIBDA at GCI Holdings. See “Results of Operations – GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Other income (expense):
Interest expense	$(40)	(52)	(80)	(103)
Share of earnings (losses) of affiliate	345	297	663	577
Gain (loss) on dilution of investment in affiliate	(15)	(4)	(33)	(32)
Realized and unrealized gains (losses) on financial instruments, net	76	(17)	39	59
Other, net	7	8	5	12
	$373	232	594	513

Interest expense

Interest expense decreased $12 million and $23 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year. The decrease was driven by lower amounts outstanding on the Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements) and lower interest rates on our variable rate debt, as well as lower amounts outstanding of exchangeable senior debentures and on the Senior Credit Facility (as defined in note 6 to the accompanying condensed consolidated financial statements).

Share of earnings (losses) of affiliate

Share of earnings of affiliate increased $48 million and $86 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $66 million and $97 million, net of related taxes, for the three months ended June 30, 2025 and 2024, respectively, and $133 million and $169 million, net of related taxes, for the six months ended June 30, 2025 and 2024, respectively, due to the change in amortization of the excess basis of assets with identifiable useful lives and debt. The change in the share of earnings of affiliate in the three and six months ended June 30, 2025, as compared to the corresponding period in the prior years, was the result of the corresponding increase in net income at Charter.

The following is a discussion of Charter’s standalone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$13,766	13,685	27,501	27,364
Operating expenses, excluding stock-based compensation	(8,154)	(8,099)	(16,249)	(16,243)
Adjusted OIBDA	5,612	5,586	11,252	11,121
Depreciation and amortization	(2,176)	(2,170)	(4,357)	(4,360)
Stock-based compensation	(157)	(153)	(379)	(367)
Operating income (loss)	3,279	3,263	6,516	6,394
Other income (expense), net	(1,370)	(1,413)	(2,753)	(2,818)
Net income (loss) before income taxes	1,909	1,850	3,763	3,576
Income tax benefit (expense)	(414)	(427)	(859)	(873)
Net income (loss)	$1,495	1,423	2,904	2,703

Charter’s revenue increased $81 million and $137 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to growth in mobile lines and average revenue per customer, partly offset by fewer customers.

During the three and six months ended June 30, 2025, operating expenses, excluding stock-based compensation, increased $55 million and $6 million, respectively, as compared to the corresponding periods in the prior year. Operating costs increased during the three and six months ended June 30, 2025, as compared to the corresponding periods in the prior year, due to higher mobile service direct costs and mobile device sales due to an increase in mobile lines, higher marketing and residential sales costs due to higher sales, channel mix and Charter’s continued focus on driving growth, as well as higher labor costs, partly driven by storm activity, and network utilities expense.

These increases were partially offset by lower programming costs as a result of fewer video customers and a higher mix of lower cost video packages within Charter’s video customer base as well as costs allocated to seamless entertainment applications and netted within video revenue, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Charter’s Operating income increased $16 million and $122 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, and Charter’s Adjusted OIBDA increased $26 million and $131 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, for the reasons described above.

Other expenses, net decreased $43 million and $65 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year. The decreases in other expenses, net were primarily driven by decreased interest expense due to a decrease in weighted average interest rates and debt, partly offset by increased losses on equity investments, net.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased $11 million and $1 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year. The loss on dilution of investment in affiliate increased primarily due to increases in issuance of Charter common stock from the exercise of stock options and restricted stock units held by employees and other third parties, partially offset by gains on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Exchangeable senior debentures	$76	(17)	39	59
	$76	(17)	39	59

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 3 and 6 to the accompanying condensed consolidated financial statements for additional discussion). During the three and six months ended June 30, 2025, realized and unrealized gains (losses) included $53 million of previously unrecognized gains related to the retirement of the 3.125% Exchangeable Senior Debentures due 2054. The additional changes in realized and unrealized gains (losses) for the three and six months ended June 30, 2025, compared to the corresponding periods in the prior year, were primarily due to the change in fair value of the debentures outstanding for the respective periods related to changes in market price of the underlying Charter stock.

Other, net

Other, net income was relatively flat and decreased $7 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year. The changes were primarily due to a tax sharing receivable with QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”). The tax sharing receivable with QVC Group resulted in no income or loss for the three months ended June 30, 2025 and a loss of $4 million for the six months ended June 30, 2025, compared to tax sharing income of $3 million for both the three and six months ended June 30, 2024. See more discussion about the tax sharing agreement with QVC Group in note 1 to the accompanying condensed consolidated financial statements. The remaining variance is the result of dividend and interest income.

Income taxes

Earnings (loss) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Earnings (loss) before income taxes	$414	253	678	562
Income tax (expense) benefit	(31)	(58)	(27)	(126)
Effective income tax rate	7%	23%	4%	22%

For the three and six months ended June 30, 2025, the Company recognized tax expense less than the U.S. statutory rate of 21% primarily due to non-taxable proceeds from Charter share repurchases received pursuant to the Merger Agreement, partially offset by state income taxes.

For the three and six months ended June 30, 2024, the Company recognized tax expense slightly greater than the U.S. statutory rate of 21% primarily due to the effect of state income taxes, certain non-deductible expenses and stock-based compensation, partially offset by federal tax credits.

Net earnings (loss)

The Company had net earnings of $383 million and $195 million for the three months ended June 30, 2025 and 2024, respectively, and $651 million and $436 million for the six months ended June 30, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other income and expenses.

Liquidity and Capital Resources

As of June 30, 2025, substantially all of our cash, cash equivalents, restricted cash and restricted cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

We discuss below both potential sources and use of liquidity, however, while the Transactions are pending, we are currently subject to certain contractual restrictions and therefore may not be able to take some or all of the actions described below.

The following are potential sources of liquidity following the completion of the GCI Divestiture: available cash balances, monetization of investments (including Charter Repurchases (as defined in note 4 to the accompanying condensed consolidated financial statements and discussed below)), outstanding or anticipated debt facilities (as discussed in note 6 to the accompanying condensed consolidated financial statements), loans from Charter pursuant to the Merger Agreement and Stockholders and Letter Agreement Amendment, and dividend and interest receipts.

As of June 30, 2025, Liberty Broadband had a cash and cash equivalents balance of $180 million.

	Six months ended June 30,
	2025	2024

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$169	79
Net cash provided by (used in) investing activities	$511	(4)
Net cash provided by (used in) financing activities	$(713)	(172)

The increase in cash provided by operating activities in the six months ended June 30, 2025, as compared to the corresponding period in the prior year, was primarily driven by increased operating income and timing differences in working capital accounts.

During the six months ended June 30, 2025 and 2024, net cash flows provided by investing activities were primarily related to the sale of Charter Class A common stock for $600 million and $116 million, respectively. In February 2021, Liberty Broadband entered into the Letter Agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 5 to the accompanying consolidated financial statements). Further, simultaneously with the Merger Agreement in November 2024, the Company entered into the Stockholders and Letter Agreement Amendment that provides that Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband in an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date the 3.125% Debentures due 2053 and 3.125% Debentures due 2054 (each as defined in note 6 to the accompanying consolidated financial statements) are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility. Pursuant to this agreement, the Company expects the Charter Repurchases to be a significant source of liquidity in future periods.

In addition, during the six months ended June 30, 2025 and 2024, net cash flows used for investing activities were primarily related to capital expenditures, net of grant proceeds of $100 million and $104 million, respectively.

During the six months ended June 30, 2025, net cash flows used in financing activities were primarily to settle the 3.125% Debentures due 2054 for $952 million.

During the six months ended June 30, 2024, net cash flows used in financing activities were primarily for repurchases of Liberty Broadband Series C common stock of $89 million and to service debt.

The projected uses of cash and restricted cash for the remainder of 2025 are debt service and repayment, net capital expenditures of approximately $150 million at GCI Holdings, approximately $80 million for interest payments on outstanding debt, approximately $5 million for Liberty Broadband Series A cumulative redeemable preferred stock (“Liberty Broadband preferred stock”) dividends, transaction-related expense and to reimburse Liberty Media Corporation for amounts due under various agreements. We expect corporate cash and other available sources of liquidity as discussed above to cover corporate expenses for the foreseeable future.

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes (as defined in note 6 to the accompanying condensed consolidated financial statements) and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of June 30, 2025.

Results of Operations—GCI Holdings, LLC

GCI Holdings provides a full range of data, wireless, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	June 30,
	2025	2024
Consumer
Data:
Cable modem subscribers[1]	154,500	158,000
Wireless:
Wireless lines in service[2]	207,000	201,900

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Data cable modem subscribers as of June 30, 2025 include 1,000 subscribers that were reclassified from GCI Business to GCI Consumer subscribers in the first quarter of 2025 and are not new additions.

2 A wireless line in service is defined as a wireless device with a monthly fee for services. Wireless lines in service as of June 30, 2025 include 3,700 lines that were reclassified from GCI Business to GCI Consumer lines in the first quarter of 2025 and are not new additions.

GCI Holdings’ operating results for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$261	246	527	491
Operating expenses (excluding stock-based compensation included below):
Operating expense	58	62	116	124
Selling, general and administrative expenses	95	98	192	191
Adjusted OIBDA	108	86	219	176
Stock-based compensation	(5)	(4)	(7)	(7)
Depreciation and amortization	(52)	(52)	(105)	(102)
Operating income (loss)	$51	30	107	67

Revenue

The components of revenue are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Consumer
Data	$60	60	121	120
Wireless	51	47	101	94
Other	8	10	18	20
Business
Data	125	109	253	217
Wireless	10	12	20	24
Other	7	8	14	16
Total revenue	$261	246	527	491

Consumer data revenue was relatively flat for both the three and six months ended June 30, 2025, as compared to the corresponding prior year periods.

Consumer wireless revenue increased $4 million and $7 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods. The increases were driven by increases in wireless subscribers and an increase in wireless USF support for high cost areas.

Consumer other revenue decreased $2 million for both the three and six months ended June 30, 2025, as compared to the corresponding prior year periods. Consumer other revenue consists of consumer video and voice revenue. The decreases were primarily due to decreases in video subscribers. On May 5, 2025, GCI Holdings received regulatory approval to begin discontinuing video services. GCI Holdings began discontinuing service for remaining video customers after receiving the regulatory approval and expects to have exited the video business by the end of 2025.

Business data revenue increased $16 million and $36 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods, primarily due to service upgrades with existing health care and education customers. These increases were partially offset by the transfer of 1,000 cable modem subscribers from GCI Business to GCI Consumer during the first quarter of 2025.

Business wireless revenue decreased $2 million and $4 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods, primarily due to decreases in roaming revenue due to contractual changes.

Business other revenue was relatively flat and decreased $2 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods. Business other revenue consists of business video and voice revenue. The decreases were primarily due to decreased local voice revenue due to decreases in voice traffic. On May 5, 2025, GCI Holdings received regulatory approval to begin discontinuing video services. GCI Holdings began discontinuing service for remaining video customers after receiving the regulatory approval and expects to have exited the video business by the end of 2025.

Operating expenses decreased $4 million and $8 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods. The decreases were primarily due to decreases in distribution costs for health care, education and consumer customers, primarily related to temporary cost savings from a fiber break on a third party network in which GCI Holdings uses capacity.

Selling, general and administrative expenses decreased $3 million and increased $1 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods. The decrease for the three months ended June 30, 2025 was primarily due to a decrease in contract labor costs, partially offset by an increase in labor related costs and to a lesser extent, an increase in software subscription costs. The increase for the six months ended June 30, 2025 was primarily due to increases in labor related costs and to a lesser extent, software subscription costs, partially offset by a decrease in contract labor costs.

Stock-based compensation was relatively flat for both the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods.

Depreciation and amortization was flat and increased $3 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding prior year periods. For the six months ended June 30, 2025, the increase was due to a general increase in assets being placed in service subsequent to March 31, 2024.

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

As of June 30, 2025, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
GCI Holdings	$373	6.2%	$600	4.8%
Corporate and other	$1,115	6.2%	$965	3.1%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Executives concluded the Company's disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

As a result of the completion of our divestiture of GCI, all of the risk factors under the heading “Factors Relating to GCI” are no longer relevant to Liberty Broadband.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

There were no repurchases of Liberty Broadband Series A, Series B or Series C common stock or Liberty Broadband preferred stock during the three months ended June 30, 2025, which is currently restricted by the Merger Agreement.

During the three months ended June 30, 2025, no shares of Liberty Broadband Series A common stock, Liberty Broadband Series B common stock, Liberty Broadband Series C common stock or Liberty Broadband preferred stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

II-1

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	First Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-36713))
10.1

Side Letter, dated May 16, 2025, by and among Charter Communications, Inc., Liberty Broadband Corporation, Fusion Merger Sub 1, LLC and Fusion Merger Sub 2, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2025 (File No. 001-36713)).

10.2

Voting Agreement, dated May 16, 2025, by and among Charter Communications, Inc., Liberty Broadband Corporation and Cox Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2025 (File No. 001-36713)).

10.3

Separation and Distribution Agreement, dated June 19, 2025, by and between Liberty Broadband Corporation and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2025 (File No. 001-36713))

10.4

Tax Sharing Agreement, dated as of July 14, 2025, by and between Liberty Broadband Corporation and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-36713)).

10.5

Tax Receivables Agreement, dated as of July 14, 2025, by and between Liberty Broadband Corporation and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-36713)).

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

LIBERTY BROADBAND CORPORATION

Date: August 7, 2025	By:	/s/ MARTIN E. PATTERSON
Martin E. Patterson President and Chief Executive Officer

Date: August 7, 2025	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3