Form 10-Q
period 2025-09-30
Liberty Broadband Corp
filed 2025-11-05
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of October 31, 2025 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,254,690	386,988	124,847,905

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2025	2024

	amounts in millions
	except share amounts
Assets
Current assets:
Cash and cash equivalents	$73	89
Receivables, prepaid and other current assets	12	19
Current assets of discontinued operations	—	315
Total current assets	85	423
Investment in Charter, accounted for using the equity method (note 5)	13,051	13,057
Other assets, net	57	135
Non-current assets of discontinued operations	—	3,072
Total assets	$13,193	16,687

Liabilities and Equity
Current liabilities:
Taxes payable	$128	—
Current portion of debt, including $102 and zero measured at fair value, respectively (note 6)	102	—
Due to GCI Liberty	98	—
Accounts payable, accrued liabilities and other current liabilities	22	10
Current liabilities of discontinued operations	—	190
Total current liabilities	350	200
Long-term debt, net, including $850 and $1,897 measured at fair value, respectively (note 6)	1,690	2,687
Deferred income tax liabilities	2,083	2,028
Preferred stock (note 7)	200	201
Non-current liabilities of discontinued operations	—	1,763
Total liabilities	4,323	6,879

Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,254,690 and 18,251,013 at September 30, 2025 and December 31, 2024, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 386,988 and 2,007,705 at September 30, 2025 and December 31, 2024, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 124,847,905 and 123,022,488 at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,638	3,007
Accumulated other comprehensive earnings (loss), net of taxes	22	73
Retained earnings	7,209	6,712
Total stockholders' equity	8,870	9,793
Non-controlling interests	—	15
Total equity	8,870	9,808
Commitments and contingencies (note 9)
Total liabilities and equity	$13,193	16,687

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions,
	except per share amounts
Operating costs and expenses:
Selling, general and administrative, including stock-based compensation (note 8)	$8	11	31	29
Operating income (loss)	(8)	(11)	(31)	(29)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(28)	(33)	(86)	(113)
Share of earnings (losses) of affiliate (note 5)	295	346	958	923
Gain (loss) on dilution of investment in affiliate (note 5)	(17)	(8)	(50)	(40)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	18	(144)	57	(85)
Other, net	(5)	2	(3)	11
Earnings (loss) before income taxes	255	152	845	667
Income tax benefit (expense)	—	(32)	—	(144)
Net earnings (loss) from continuing operations	255	120	845	523
Net earnings (loss) from discontinued operations	(409)	22	(348)	55
Net earnings (loss)	(154)	142	497	578
Less net earnings (loss) attributable to the non-controlling interests	—	—	—	—
Net earnings (loss) attributable to Liberty Broadband shareholders	$(154)	142	497	578
Basic net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$1.78	0.84	5.91	3.66
Basic net earnings (loss) from discontinued operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$(2.86)	0.15	(2.43)	0.38
Diluted net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$1.77	0.84	5.91	3.66
Diluted net earnings (loss) from discontinued operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$(2.84)	0.15	(2.43)	0.38

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Net earnings (loss)	$(154)	142	497	578
Other comprehensive earnings (loss), net of taxes:
Credit risk on fair value debt instruments gains (loss)	(2)	38	(9)	26
Recognition of previously unrealized losses (gains) on debt, net	—	(8)	(42)	(8)
Other comprehensive earnings (loss) from continuing operations	(2)	30	(51)	18
Other comprehensive earnings (loss) from discontinued operations	—	—	—	—
Comprehensive earnings (loss)	(156)	172	446	596
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	—	—	—
Comprehensive earnings (loss) attributable to Liberty Broadband shareholders	$(156)	172	446	596

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2025	2024

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$497	578
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
(Earnings) loss from discontinued operations	348	(55)
Stock-based compensation	4	11
Share of (earnings) losses of affiliate, net	(958)	(923)
(Gain) loss on dilution of investment in affiliate	50	40
Realized and unrealized (gains) losses on financial instruments, net	(57)	85
Deferred income tax expense (benefit)	72	138
Changes in operating assets and liabilities:
Current and other assets	9	16
Payables and other liabilities	(61)	(10)
Net cash provided by (used in) operating activities	(96)	(120)
Cash flows from investing activities:
Cash received for Charter shares repurchased by Charter	900	226
Other investing activities, net	7	(14)
Net cash provided by (used in) investing activities	907	212
Cash flows from financing activities:
Borrowings of debt	500	984
Repayments of debt, tower obligations and finance leases	(1,402)	(1,094)
Repurchases of Liberty Broadband common stock	—	(89)
Distribution from former subsidiary	—	150
Other financing activities, net	13	(1)
Net cash provided by (used in) financing activities	(889)	(50)
Net cash provided by (used in) discontinued operations:
Cash provided by (used in) operating activities	247	223
Cash provided by (used in) investing activities	(115)	(143)
Cash provided by (used in) financing activities	(206)	(124)
Net cash provided by (used in) by discontinued operations	(74)	(44)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(152)	(2)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	229	176
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$77	174

The following table reconciles cash and cash equivalents, restricted cash and restricted cash equivalents reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	September 30,	December 31,
	2025	2024

	amounts in millions
Cash and cash equivalents	$73	89
Cash and cash equivalents included in current assets of discontinued operations	—	74
Restricted cash and restricted cash equivalents included in other current assets	4	65
Restricted cash included in non-current assets of discontinued operations	—	1
Total cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	$77	229

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2025	$—	—	1	3,007	73	6,712	15	9,808
Net earnings (loss)	—	—	—	—	—	497	—	497
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(51)	—	—	(51)
Stock-based compensation	—	—	—	11	—	—	—	11
GCI Divestiture	—	—	—	(1,357)	—	—	(18)	(1,375)
Noncontrolling interest activity at Charter and other	—	—	—	(23)	—	—	3	(20)
Balance at September 30, 2025	$—	—	1	1,638	22	7,209	—	8,870

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	Total equity

	amounts in millions
Balance at June 30, 2025	$—	—	1	3,008	24	7,363	18	10,414
Net earnings (loss)	—	—	—	—	—	(154)	—	(154)
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	2	—	—	—	2
GCI Divestiture	—	—	—	(1,357)	—	—	(18)	(1,375)
Noncontrolling interest activity at Charter and other	—	—	—	(15)	—	—	—	(15)
Balance at September 30, 2025	$—	—	1	1,638	22	7,209	—	8,870

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Liberty Broadband Corporation (“Liberty Broadband,” the “Company,” “us,” “we,” or “our” unless the context otherwise requires). Liberty Broadband is primarily comprised of an equity method investment in Charter Communications, Inc. (“Charter”).

Liberty Broadband and its subsidiaries completed an internal reorganization preceding the GCI Divestiture (as defined below) to transfer the GCI Business (as defined below) to GCI Liberty, Inc. (“GCI Liberty”). Following the internal reorganization, GCI Liberty owns, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business (collectively, “GCI”). GCI Liberty was a wholly owned subsidiary of Liberty Broadband until the GCI Divestiture, which was completed on July 14, 2025. GCI Liberty is presented as a discontinued operation in the Company’s condensed consolidated financial statements. See note 2 for details of the GCI Divestiture.

On December 18, 2020, the original GCI Liberty, Inc. (“prior GCI Liberty”), the previous parent company of GCI, was acquired by Liberty Broadband.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

preferred stock (“Liberty Broadband preferred stock”) approved the adoption of the Merger Agreement, pursuant to which, among other things, Liberty Broadband will combine with Charter and divest the business of GCI (the “GCI Business”).

As discussed above, as a condition to closing the Combination, Liberty Broadband agreed to divest the GCI Business by way of a distribution to the holders of Liberty Broadband common stock (the “GCI Divestiture”), which was completed on July 14, 2025. The GCI Divestiture was taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Combination. If such corporate level tax liability exceeded $420 million, Liberty Broadband (and Charter upon completion of the Combination) would be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI Liberty corresponding to such excess; however, the corporate level tax liability from the GCI Divestiture is estimated to be significantly less than $420 million.

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”) to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. Details of this agreement are further described in note 5.

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

During the nine months ended September 30, 2025, we did not repurchase any shares of Liberty Broadband common stock, which is currently restricted by the Merger Agreement. During the nine months ended September 30, 2024, we repurchased 1.1 million shares of Liberty Broadband Series C common stock (“LBRDK”) for a total purchase price of $89 million. As of September 30, 2025, the amount remaining under the authorized repurchase program is approximately $1,685 million, which is currently restricted by the Merger Agreement.

In connection with the GCI Divestiture, Martin E. Patterson was appointed to the role of President and Chief Executive Officer of Liberty Broadband, effective July 14, 2025. Upon effectiveness of Mr. Patterson’s appointment, John C. Malone resigned as President and Chief Executive Officer but remains Chairman of the Board.

Exchange Agreement with Chairman

On June 13, 2022, Liberty Broadband entered into an Exchange Agreement with its Chairman of the board of directors, John C. Malone, and a revocable trust of which Mr. Malone is the sole trustee and beneficiary (the “JM Trust”) (the “Exchange Agreement”). Under the Exchange Agreement and the Malone exchange side letter (described below), the JM Trust has exchanged 2,098,189 total shares of LBRDB for the same number of LBRDK as of September 30, 2025.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Under these various agreements, amounts reimbursable to Liberty were approximately $2 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $7 million and $5 million for the nine months ended September 30, 2025 and 2024, respectively. Liberty Broadband had a tax sharing receivable with QVC Group of approximately $10 million and $20 million as of  September 30, 2025 and December 31, 2024, respectively, included in Other assets in the condensed consolidated balance sheets.

New Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under Subtopic 350-40.  The amendments improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future.  ASU 2025-06 is effective for annual periods beginning after December 15, 2027 (year ending December 31, 2028 for the Company).  The Company is currently evaluating the impact the adoption of ASU 2025-06 will have on its consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2) Discontinued Operations

GCI Divestiture

On June 19, 2025, Liberty Broadband entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), whereby, subject to the terms thereof, GCI Liberty, a Nevada corporation and a wholly owned subsidiary of Liberty Broadband, would spin-off from Liberty Broadband.

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

In connection with the GCI Divestiture, Liberty Broadband entered into certain agreements with GCI Liberty, including the Separation and Distribution Agreement, a tax sharing agreement (the “GCI Tax Sharing Agreement”) and a tax receivables agreement (the “GCI Tax Receivables Agreement”), pursuant to which, among other things, Liberty Broadband and GCI Liberty will indemnify each other against certain losses that may arise. The GCI Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and GCI Liberty, and the GCI Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and GCI Liberty with respect to certain tax matters. As of September 30, 2025, Liberty Broadband has a liability of $98 million due to GCI Liberty related to taxes.

As disclosed in note 1, GCI Liberty is presented as a discontinued operation in Liberty Broadband’s condensed consolidated financial results as the GCI Divestiture represents a strategic shift that had a major effect on Liberty Broadband’s operations and financial results.

December 31,
2024
amounts in millions
Assets
Total current assets	$315
Property and equipment, net	1,150
Intangible assets not subject to amortization	1,346
Intangible assets subject to amortization, net	411
Other assets, net	165
Total assets	$3,387

Liabilities and Equity
Total current liabilities	$190
Long-term debt, net	1,066
Deferred income tax liabilities	360
Other liabilities	337
Total liabilities	$1,953

In connection with the GCI Divestiture, the Company identified events that indicated that it was more likely than not that the carrying value of the GCI reporting unit and certain indefinite-lived intangible assets exceeded their fair value.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company estimated the fair value of the GCI reporting unit and indefinite-lived intangible assets using an income approach (Level 3). As a result, the Company recognized impairment charges of $534 million related to intangible assets not subject to amortization, which is included in Net earnings (loss) from discontinued operations for the three and nine months ended September 30, 2025.

The following table provides details about the major classes of line items constituting earnings (loss) from discontinued operations, net of tax as presented in the condensed consolidated statements of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$39	262	566	753
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	10	64	126	188
Selling, general and administrative, including stock-based compensation	13	102	212	300
Impairment of intangible assets	534	—	534	—
Depreciation and amortization	9	55	114	157
	566	221	986	645
Operating income (loss)	(527)	41	(420)	108
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(2)	(13)	(24)	(36)
Other, net	2	1	5	4
Earnings (loss) from discontinued operations before income taxes	(527)	29	(439)	76
Income tax benefit (expense)	118	(7)	91	(21)
Net earnings (loss) from discontinued operations	$(409)	22	(348)	55

(3) Earnings Attributable to Liberty Broadband Stockholders per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Broadband stockholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for each of the three months ended September 30, 2025 and 2024 are 3 million potential common shares because their inclusion would have been antidilutive. Excluded from diluted EPS for the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

nine months ended September 30, 2025 and 2024 are 2 million and 3 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Liberty Broadband Common Stock
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(numbers of shares in millions)
Basic WASO	143	143	143	143
Potentially dilutive shares (1)	1	—	—	—
Diluted WASO	144	143	143	143

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2025			December 31, 2024
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$73	73	—	89	89	—
Restricted cash equivalents	$4	4	—	64	64	—
Exchangeable senior debentures	$952	—	952	1,897	—	1,897

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include normal working capital accounts, equity securities, and current portion of debt and long-term debt (with the exception of the 3.125% Debentures due 2054 prior to their redemption in the second quarter of 2025, and the 3.125% Debentures due 2053 (each as defined in note 6)). With the exception of long-term debt and preferred stock, the carrying amount approximates fair value due to the short maturity of

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

these instruments as reported on our condensed consolidated balance sheets. The carrying value of the Margin Loan Facility (as defined in note 6) bears interest at a variable rate and therefore is also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Exchangeable senior debentures (1)	$18	(144)	57	(85)
	$18	(144)	57	(85)
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a loss of $3 million and a gain of $38 million for the three months ended September 30, 2025 and 2024, respectively, and a loss of $12 million and a gain of $23 million for the nine months ended September 30, 2025 and 2024, respectively, net of the recognition of previously unrecognized gains and losses. During the nine months ended September 30, 2025, the Company recognized $53 million of previously unrecognized gains related to the retirement of the 3.125% Debentures due 2054. The cumulative change was a gain of $17 million as of September 30, 2025, net of the recognition of previously unrecognized gains and losses.

(5) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of September 30, 2025, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $13.1 billion and $11.8 billion, respectively. We own an approximate 33.0% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of September 30, 2025.

As discussed in more detail in note 1, Charter has agreed to acquire Liberty Broadband. The Stockholders Agreement and Letter Agreement, as amended by the Stockholders and Letter Agreement Amendment, sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the Voting Cap (as defined below) (the “Equity Cap”). Pursuant to the Stockholders and Letter Agreement Amendment, Liberty Broadband is exempt from the Equity Cap to the extent Liberty Broadband’s equity ownership in Charter exceeds such Equity Cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. In the event the Merger Agreement is terminated, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of the Voting Cap or the percentage of equity owned (on a fully diluted basis) by Liberty Broadband on the termination date of the Merger Agreement. As of September 30, 2025, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01% (the “Voting Cap”), our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement and the Stockholders and Letter Agreement

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amendment, Liberty Broadband has agreed to vote all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the Voting Cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

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

Under the terms of the Stockholders and Letter Agreement Amendment and original Letter Agreement, Liberty Broadband sold 2,528,059 and 698,011 shares of Charter Class A common stock to Charter for $900 million and $226 million during the nine months ended September 30, 2025 and 2024, respectively. Subsequent to September 30, 2025, Liberty Broadband sold 378,373 shares of Charter Class A common stock to Charter for $100 million in October 2025.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Investment in Charter

The excess basis in our investment in Charter is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	September 30,	December 31,
	2025	2024
Property and equipment, net	$206	280
Customer relationships, net	1,762	1,751
Franchise fees	3,843	3,843
Trademarks	29	29
Goodwill	3,670	3,845
Debt	(91)	(251)
Deferred income tax liability	(1,437)	(1,413)
	$7,982	8,084

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 2 years and 7 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The decrease in excess basis for the nine months ended September 30, 2025 was primarily due to amortization expense during the period, partially offset by an increase in excess basis due to Charter’s share buyback program. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $68 million and $65 million, net of related taxes, for the three months ended September 30, 2025 and 2024, respectively, and $201 million and $234 million, net of related taxes, for the nine months ended September 30, 2025 and 2024, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $17 million and $8 million during the three months ended September 30, 2025 and 2024, respectively, and $50 million and $40 million for the nine months ended September 30, 2025 and 2024, respectively. The dilution losses for the periods presented were primarily attributable to the exercise of stock options and restricted stock units by employees and other third parties, partially offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during both the nine months ended September 30, 2025 and 2024.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Summarized unaudited financial information for Charter is as follows:

Charter condensed consolidated balance sheets

	September 30, 2025	December 31, 2024

	amounts in millions
Current assets	$4,867	4,233
Property and equipment, net	45,187	42,913
Goodwill	29,710	29,674
Intangible assets, net	68,023	68,437
Other assets	5,063	4,763
Total assets	$152,850	150,020
Current liabilities	$12,994	13,486
Deferred income taxes	19,604	18,845
Long-term debt	94,413	92,134
Other liabilities	6,251	5,848
Equity	19,588	19,707
Total liabilities and shareholders’ equity	$152,850	150,020

Charter condensed consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$13,672	13,795	41,173	41,159
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,262	8,294	24,686	24,863
Depreciation and amortization	2,160	2,145	6,517	6,505
Other operating (income) expense, net	119	21	323	62
	10,541	10,460	31,526	31,430
Operating income	3,131	3,335	9,647	9,729
Interest expense, net	(1,268)	(1,311)	(3,772)	(3,955)
Other income (expense), net	(129)	(144)	(378)	(318)
Income tax (expense) benefit	(418)	(406)	(1,277)	(1,279)
Net income (loss)	1,316	1,474	4,220	4,177
Less: Net income attributable to noncontrolling interests	(179)	(194)	(565)	(560)
Net income (loss) attributable to Charter shareholders	$1,137	1,280	3,655	3,617

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	September 30,	September 30,	December 31,
	2025	2025	2024
	amounts in millions
Margin Loan Facility	$840	840	790
3.125% Exchangeable Senior Debentures due 2053	965	952	951
3.125% Exchangeable Senior Debentures due 2054	—	—	946
Total debt	$1,805	1,792	2,687
Debt classified as current		(102)	—
Total long-term debt		$1,690	2,687

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

Outstanding borrowings under the Margin Loan Agreement were $840 million and $790 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, SPV was permitted to borrow an additional $1,100 million under the Margin Loan Agreement, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is June 30, 2027. The borrowings under the Margin Loan Agreement accrue interest at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus a per annum spread of 1.875% (the “Base Spread”) (unless and until the replacement of such rate as provided for under the Margin Loan Agreement). The Margin Loan Agreement also has a commitment fee equal to 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rates on the Margin Loan Facility were 5.9% and 6.5% at September 30, 2025 and 2024, respectively.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

the terms of the loan agreement. As of September 30, 2025, 19.1 million shares of Charter common stock with a value of $5.2 billion were held in collateral accounts related to the Margin Loan Agreement.

Exchangeable Senior Debentures

On February 28, 2023, the Company closed a private offering of $1,265 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures due 2053”), including debentures with an aggregate original principal amount of $165 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures due 2053, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.8901 shares of Charter Class A common stock were attributable to each $1,000 original principal amount of 3.125% Debentures due 2053, representing an initial exchange price of approximately $529.07 for each share of Charter Class A common stock. A total of approximately 2.4 million shares of Charter Class A common stock were initially attributable to the 3.125% Debentures due 2053. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2023. The 3.125% Debentures due 2053 may be redeemed by the Company, in whole or in part, on or after April 6, 2026 or, in whole but not in part, prior to April 6, 2026 if such redemption is due to the execution by the Company of an agreement which, if consummated, would result in a change in control (including, for the avoidance of doubt, the Merger Agreement). Holders of the 3.125% Debentures due 2053 also have the right to require the Company to purchase their 3.125% Debentures due 2053 on April 6, 2026. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures due 2053 plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of September 30, 2025, a holder of the 3.125% Debentures due 2053 has the ability to exchange their debentures at any time after January 1, 2026 until the close of business on the second scheduled trading date immediately preceding April 6, 2026. A portion of the 3.125% Debentures due 2053 will be settled using corporate cash and restricted cash, while maintaining a minimum liquidity threshold of $50 million, and, accordingly, that portion, calculated as $102 million, has been classified as current debt within the condensed consolidated balance sheet as of September 30, 2025. The remaining portion is expected to be settled using proceeds from the Margin Loan Facility, and, accordingly, that portion has been classified as long-term debt within the condensed consolidated balance sheet as of September 30, 2025.

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

In March 2025, at the request of Charter, Liberty Broadband called for redemption all of its 3.125% Debentures due 2054. Pursuant to a supplemental indenture entered into in March 2025, the Company delivered cash to satisfy its exchange obligations. The 3.125% Debentures due 2054 were either redeemed in April 2025 or exchanged in March 2025 (with such exchanges settled in May 2025). During the nine months ended September 30, 2025, the Company paid approximately $952 million to settle the 3.125% Debentures due 2054 using corporate cash, restricted cash and proceeds from the Margin Loan Facility.

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

The Liberty Broadband preferred stock was issued as a result of the closing of the Liberty Broadband combination with prior GCI Liberty on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of prior GCI Liberty outstanding immediately prior to the closing was converted into one share of newly issued Liberty Broadband preferred stock. The Company is required to redeem all outstanding shares of Liberty Broadband preferred stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband preferred stock authorized and 7,183,812 shares issued and outstanding at September 30, 2025. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband preferred stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband preferred stock are recorded as interest expense in the Company’s condensed consolidated statements of operations. Liberty Broadband preferred stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband preferred stock of $203 million was recorded at the time of the closing of the Liberty Broadband combination with prior GCI Liberty. The fair value of Liberty Broadband preferred stock as of September 30, 2025 was $177 million (Level 1).

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband preferred stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On August 21, 2025, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband preferred stock which was paid on October 15, 2025 to shareholders of record of the Liberty Broadband preferred stock at the close of business on September 30, 2025.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award and re-measures the fair value of the Award at each reporting date.

Holders of Liberty Broadband RSUs who provided services primarily or solely to GCI Liberty or its subsidiaries at the time of the GCI Divestiture, received RSUs that relate to Series C GCI Group common stock (“GLIBK”) in substitution for such Liberty Broadband RSUs. The number of shares of GLIBK subject to such substituted RSUs was determined in a manner to preserve the value of the Liberty Broadband RSUs outstanding prior to the GCI Divestiture.

Holders of Liberty Broadband RSUs other than GCI employees and holders of Liberty Broadband options, none of which were held by GCI employees, were adjusted to preserve the value of such outstanding Liberty Broadband RSUs or Liberty Broadband options, as applicable, prior to the GCI Divestiture and continued to relate to the applicable series of Liberty Broadband common stock. Holders of Liberty Broadband restricted shares outstanding as of the GCI Divestiture continued to hold their Liberty Broadband restricted shares and also received GLIBK restricted shares.

Included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $2 million and $4 million of stock-based compensation during the three months ended September 30, 2025 and 2024, respectively, and $4 million and $11 million of stock-based compensation during the nine months ended September 30, 2025 and 2024, respectively.

Grants

During the nine months ended September 30, 2025, the Company granted 17 thousand time-based RSUs of LBRDK to our Chief Executive Officer. The RSUs had a GDFV of $61.49 per share and cliff vest ten days before the effective date of the Transactions.

There were no options to purchase shares of LBRDA, LBRDB or LBRDK granted during the nine months ended September 30, 2025.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	LBRDK	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2025	2,649	$120.80
Granted	—	$—
Exercised	(71)	$77.82
Forfeited/Cancelled	—	$—
GCI Divestiture adjustment	192	$113.54
Outstanding at September 30, 2025	2,770	$113.54	2.8	$2
Exercisable at September 30, 2025	2,534	$117.39	2.6	$2

As of September 30, 2025, there were no outstanding options to purchase shares of LBRDA common stock. During the nine months ended September 30, 2025, Liberty Broadband had 83 thousand LBRDB options with a WAEP of $93.13 that expired. The GCI Divestiture resulted in an adjustment of 1 thousand LBRDB options at a WAEP of $93.27. As of September 30, 2025, Liberty Broadband had 14 thousand LBRDB options outstanding and exercisable at a WAEP of $93.27, a weighted average remaining contractual life of 0.4 years and aggregate intrinsic value of zero.

As of September 30, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $6 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.8 years.

As of September 30, 2025, Liberty Broadband reserved 2.8 million shares of LBRDB and LBRDK for issuance under exercise privileges of outstanding stock options.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(10) Segment Information

Liberty Broadband identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue or total assets and (B) those equity method affiliates whose share of earnings or losses represent 10% or more of Liberty Broadband’s annual pre-tax earnings (losses).

As a result of the GCI Divestiture and in consultation with Liberty Broadband’s chief operating decision maker, the Chief Executive Officer, we evaluated our operations and determined under the new organizational and reporting structure, the Company has one reportable segment, which is our equity method investment in Charter.

As a single reportable segment entity, the Company’s segment performance measure is net earnings (loss). See note 5 for segment disclosure information related to Charter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future expenses; the performance, results of operations and cash flows of our equity affiliate, Charter Communications, Inc. (“Charter”); the expansion of Charter’s network; projected sources and uses of cash; the effects of legal and regulatory developments; the Transactions (as defined below); the GCI Divestiture (as defined below); indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties. There can be no assurance that such expectations or beliefs will result or be achieved or accomplished and you should not place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our and Charter’s ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our and Charter’s ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our and Charter’s significant indebtedness and the ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels, the level of activity in the housing sector, economic uncertainty or downturn and inflationary pressures on input costs and labor;
●	competition faced by Charter;
●	the ability of Charter to acquire and retain subscribers;
●	the impact of governmental legislation and regulation including, without limitation, regulations and programs of the Federal Communications Commission (the "FCC"), on Charter, their ability to comply with regulations, and adverse outcomes from regulatory proceedings;
●	changes in the amount of data used on the networks of Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for Charter’s products and services and their ability to adapt to changes in demand;
●	the ability of Charter to license or enforce intellectual property rights;
●	natural or man-made disasters, terrorist attacks, armed conflicts, pandemics, cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to procure necessary services and equipment from Charter’s vendors in a timely manner and at reasonable costs including in connection with Charter’s network evolution and rural construction initiatives;
●	the ability to hire and retain key personnel;
●	risks related to the Investment Company Act of 1940, as amended;
●	the outcome of any pending or threatened litigation;

●	changes to general economic conditions and their impact on potential customers, vendors and third parties;
●	the ability to satisfy the conditions to consummate the Transactions and/or to consummate the Transactions in a timely manner or at all;
●	the ability to recognize anticipated benefits from the Transactions;
●	the possibility that our business may suffer as a result of uncertainty surrounding the Transactions;
●	the possibility that the Transactions may have unexpected costs; and
●	other risks related to the Transactions.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is primarily comprised of an equity method investment in Charter.

Liberty Broadband and its subsidiaries completed an internal reorganization preceding the GCI Divestiture to transfer the GCI Business (as defined below) to GCI Liberty, Inc. (“GCI Liberty”). Following the internal reorganization, GCI Liberty owns, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business (collectively, “GCI”). GCI Liberty was a wholly owned subsidiary of Liberty Broadband until the GCI Divestiture, which was completed on July 14, 2025. GCI Liberty is presented as a discontinued operation in the Company’s condensed consolidated financial statements. See note 2 to the accompanying condensed consolidated financial statements for details of the GCI Divestiture.

On December 18, 2020, the original GCI Liberty, Inc. (“prior GCI Liberty”), the previous parent company of GCI, was acquired by Liberty Broadband. Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

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

As discussed above, as a condition to closing the Combination, Liberty Broadband agreed to divest the GCI Business by way of a distribution to the holders of Liberty Broadband common stock (the “GCI Divestiture”), which was completed on July 14, 2025. The GCI Divestiture was taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Combination. If such corporate level tax liability exceeded $420 million, Liberty Broadband (and Charter upon completion of the Combination) would be entitled under a tax receivables agreement to the portion of the tax benefits realized by GCI Liberty corresponding to such excess; however, the corporate level tax liability from the GCI Divestiture is estimated to be significantly less than $420 million.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA contains numerous business tax provisions with varying effective dates in 2025, 2026, and 2027. During the third quarter of 2025, the Company incorporated the accounting impacts from the law change in our financial statements resulting in no material impact to income tax expense of our continuing operations.

GCI Divestiture

On June 19, 2025, Liberty Broadband entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), whereby, subject to the terms thereof, GCI Liberty, a Nevada corporation and a wholly owned subsidiary of Liberty Broadband, would spin-off from Liberty Broadband.

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

As the GCI Divestiture represents a strategic shift that had a major effect on Liberty Broadband’s operations and financial results, GCI Liberty is presented as a discontinued operation from the GCI Divestiture date.

Update on Economic Conditions

Charter

Charter is a leading broadband connectivity company with services available to 58 million homes and small to large businesses across 41 states through its Spectrum brand.

During the third quarter of 2025, Charter added 493,000 mobile lines and video losses improved as compared to the prior year period. Internet losses remained relatively flat as compared to the prior year period. Sales were challenged by the competitive environment offset by lower customer churn. However, Charter remains focused on improving customer results through its pricing and packaging strategy launched in September 2024 and Charter’s brand platform, Life Unlimited. Life Unlimited emphasizes the power of Charter’s advanced network and cutting-edge connectivity products and services and its simplified pricing and packaging strategy better utilizes its seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Charter’s Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. Charter has completed deals with every major programmer to deliver better flexibility and greater value to customers by including seamless entertainment applications with its Spectrum TV services at no additional cost. In July 2025, Charter began launching the sale of these seamless entertainment applications to customers à la carte and just recently launched the Spectrum App Store, a digital storefront that helps customers activate, upgrade, buy and manage their streaming applications in one place. Charter also continues to evolve other elements of its video product and is deploying Xumo stream boxes to new video customers.

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

Charter spent $582 million and $1.6 billion on its subsidized rural construction initiative during the three and nine months ended September 30, 2025, respectively, and activated approximately 124,000 and 336,000 subsidized rural passings, respectively. Charter is upgrading its network to deliver symmetrical and multi-gigabit speeds across its footprint as part of its network evolution initiative.

Results of Operations — September 30, 2025 and 2024

General. Provided in the table below is information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Operating costs and expenses:
Selling, general and administrative	$6	7	27	18
Stock-based compensation	2	4	4	11
Operating income (loss)	(8)	(11)	(31)	(29)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(28)	(33)	(86)	(113)
Share of earnings (losses) of affiliate	295	346	958	923
Gain (loss) on dilution of investment in affiliate	(17)	(8)	(50)	(40)
Realized and unrealized gains (losses) on financial instruments, net	18	(144)	57	(85)
Other, net	(5)	2	(3)	11
Earnings (loss) before income taxes	255	152	845	667
Income tax benefit (expense)	—	(32)	—	(144)
Net earnings (loss) from continuing operations	$255	120	845	523

Selling, general and administrative

Selling, general and administrative expense was relatively flat and increased $9 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding prior year periods. The increase for the nine month period was primarily due to increased professional service fees related to the Transactions.

Stock-based compensation

Stock-based compensation expense decreased $2 million and $7 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding prior year periods. The decreases in stock-based compensation expense were primarily because of decreased grant activity, as currently restricted under the Merger Agreement, and certain prior period grants completing their vesting schedules.

Operating Income (Loss)

Consolidated operating loss improved $3 million and declined $2 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding prior year periods, due to the above explanations.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Other income (expense):
Interest expense	$(28)	(33)	(86)	(113)
Share of earnings (losses) of affiliate	295	346	958	923
Gain (loss) on dilution of investment in affiliate	(17)	(8)	(50)	(40)
Realized and unrealized gains (losses) on financial instruments, net	18	(144)	57	(85)
Other, net	(5)	2	(3)	11
	$263	163	876	696

Interest expense

Interest expense decreased $5 million and $27 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year. The decrease was driven by lower interest rates on our variable rate debt, as well as lower amounts outstanding of exchangeable senior debentures.

Share of earnings (losses) of affiliate

Share of earnings of affiliate decreased $51 million and increased $35 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $68 million and $65 million, net of related taxes, for the three months ended September 30, 2025 and 2024, respectively, and $201 million and $234 million, net of related taxes, for the nine months ended September 30, 2025 and 2024, respectively, due to the change in amortization of the excess basis of assets with identifiable useful lives and debt, which was increased during the nine months ended September 30, 2024 due to a cumulative change in the applicable tax rate in the prior year period. The change in the share of earnings of affiliate in the three and nine months ended September 30, 2025, as compared to the corresponding period in the prior years, was the result of the corresponding changes in net income at Charter.

The following is a discussion of Charter’s standalone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$13,672	13,795	41,173	41,159
Operating costs and expenses (excluding depreciation and amortization)	(8,381)	(8,315)	(25,009)	(24,925)
Depreciation and amortization	(2,160)	(2,145)	(6,517)	(6,505)
Operating income (loss)	3,131	3,335	9,647	9,729
Other income (expense), net	(1,397)	(1,455)	(4,150)	(4,273)
Net income (loss) before income taxes	1,734	1,880	5,497	5,456
Income tax benefit (expense)	(418)	(406)	(1,277)	(1,279)
Net income (loss)	$1,316	1,474	4,220	4,177

Charter’s revenue decreased $123 million during the three months ended September 30, 2025 and remained relatively constant during the nine months ended September 30, 2025, as compared to the corresponding periods in the prior year. The decrease during the three months ended September 30, 2025 was primarily due to lower customers and lower advertising sales, partly offset by growth in mobile lines and average revenue per customer.

During the three and nine months ended September 30, 2025, operating expenses, excluding depreciation and amortization, increased $66 million and $84 million, respectively, as compared to the corresponding periods in the prior year. Operating costs increased during the three and nine months ended September 30, 2025, as compared to the corresponding periods in the prior year, due to higher mobile service direct costs and mobile device sales due to an increase in mobile lines, higher marketing and residential sales costs due to a change in sales mix to higher cost sales channels, as well as higher network utilities expense and pole rent expense.

These increases were partially offset by lower programming costs as a result of fewer video customers and a higher mix of lower cost video packages within Charter’s video customer base as well as costs allocated to seamless entertainment applications and netted within video revenue, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent. Customer operations also decreased during the three and nine months ended September 30, 2025, as compared to the corresponding periods in the prior year, due to lower labor costs, partly offset by higher bad debt expense.

Charter’s operating income decreased $204 million and $82 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year for the reasons described above.

Other expenses, net decreased $58 million and $123 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year. The decreases in other expenses, net were primarily driven by decreased interest expense due to a decrease in weighted average interest rates and debt, partly offset by increased losses on equity investments, net and losses on extinguishment of debt.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased $9 million and $10 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year. The loss on dilution of investment in affiliate increased primarily due to increases in issuance of Charter common stock from the exercise of stock options and restricted stock units held by employees and other third parties, partially offset by gains on dilution related to

Charter’s repurchase of Liberty Broadband’s Charter shares during both the nine months ended September 30, 2025 and 2024.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Exchangeable senior debentures	$18	(144)	57	(85)
	$18	(144)	57	(85)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 4 and 6 to the accompanying condensed consolidated financial statements for additional discussion). During the nine months ended September 30, 2025, realized and unrealized gains (losses) included $53 million of previously unrecognized gains related to the retirement of the 3.125% Exchangeable Senior Debentures due 2054. The additional changes in realized and unrealized gains (losses) for the three and nine months ended September 30, 2025, compared to the corresponding periods in the prior year, were primarily due to the change in fair value of the debentures outstanding for the respective periods related to changes in market price of the underlying Charter stock.

Other, net

Other, net expense increased $7 million and $14 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year. The changes were primarily due to a tax sharing receivable with QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”). The tax sharing receivable with QVC Group resulted in tax sharing losses of $5 million and $9 million for the three and nine months ended September 30, 2025, respectively, compared to tax sharing income of zero and $3 million for the three and nine months ended September 30, 2024, respectively. See more discussion about the tax sharing agreement with QVC Group in note 1 to the accompanying condensed consolidated financial statements. The remaining variance is the result of decreased interest income.

Income taxes

Earnings (loss) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Earnings (loss) before income taxes	$255	152	845	667
Income tax (expense) benefit	—	(32)	—	(144)
Effective income tax rate	0%	21%	0%	22%

For the three and nine months ended September 30, 2025, the Company recognized tax expense less than the U.S. statutory rate of 21% primarily due to non-taxable proceeds from Charter share repurchases received pursuant to the Merger Agreement.

For the three and nine months ended September 30, 2024, the Company recognized tax expense slightly greater than the U.S. statutory rate of 21% primarily due to the effect of state income taxes, certain non-deductible expenses and stock-based compensation, partially offset by federal tax credits.

Net earnings (loss) from continuing operations

The Company had net earnings from continuing operations of $255 million and $120 million for the three months ended September 30, 2025 and 2024, respectively, and $845 million and $523 million for the nine months ended September 30, 2025 and 2024, respectively. The change in net earnings (loss) from continuing operations was the result of the above-described fluctuations in our expenses and other income and expenses.

Liquidity and Capital Resources

As of September 30, 2025, substantially all of our cash, cash equivalents, restricted cash and restricted cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

We discuss below both potential sources and use of liquidity, however, while the Transactions are pending, we are currently subject to certain contractual restrictions and therefore may not be able to take some or all of the actions described below.

The following are potential sources of liquidity: available cash balances, monetization of investments (including Charter Repurchases (as defined in note 5 to the accompanying condensed consolidated financial statements and discussed below)), outstanding or anticipated debt facilities (as discussed in note 6 to the accompanying condensed consolidated financial statements), loans from Charter pursuant to the Merger Agreement and Stockholders and Letter Agreement Amendment, and dividend and interest receipts.

As of September 30, 2025, Liberty Broadband had a cash and cash equivalents balance of $73 million.

	Nine months ended September 30,
	2025	2024

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$(96)	(120)
Net cash provided by (used in) investing activities	$907	212
Net cash provided by (used in) financing activities	$(889)	(50)

The decrease in cash used in operating activities during the nine months ended September 30, 2025, as compared to the corresponding period in the prior year, was primarily driven by timing differences in working capital accounts.

During the nine months ended September 30, 2025 and 2024, net cash flows provided by investing activities were primarily related to the sale of Charter Class A common stock for $900 million and $226 million, respectively. In February 2021, Liberty Broadband entered into the Letter Agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 5 to the accompanying condensed consolidated financial statements). Further, simultaneously with the Merger Agreement in November 2024, the Company entered into the Stockholders and Letter Agreement Amendment that provides that Charter will repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permitted under applicable law, then Charter shall instead loan to Liberty Broadband in an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment. From and after the date the 3.125% Debentures due 2053 and 3.125% Debentures due 2054 (each as defined in note 6 to the accompanying condensed consolidated financial statements) are no longer outstanding, the amount of monthly repurchases will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements). Pursuant to this agreement, the Company expects the Charter Repurchases to be a significant source of liquidity in future periods.

During the nine months ended September 30, 2025, net cash flows used in financing activities were primarily to settle the 3.125% Debentures due 2054 for $952 million, partly offset by net borrowings on the Margin Loan Facility.

During the nine months ended September 30, 2024, net cash flows used in financing activities were primarily for the repurchase of approximately $300 million in aggregate principal amount of the 3.125% Debentures due 2053 (see more information in note 6 to the accompanying condensed consolidated financial statements) and net repayments of approximately $670 million on the Margin Loan Facility, partly offset by the issuance of $860 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2054. Additionally, net cash flows used in financing activities included repurchases of Liberty Broadband Series A and Series C common stock of $89 million. The net cash flows used in financing activities were partly offset by a distribution received from a former subsidiary of $150 million.

The projected uses of cash and restricted cash for the remainder of 2025 are debt service and repayment, approximately $20 million for interest payments on outstanding debt, approximately $3 million for Liberty Broadband Series A cumulative redeemable preferred stock (“Liberty Broadband preferred stock”) dividends, transaction-related expense and to reimburse Liberty Media Corporation for amounts due under various agreements. We expect corporate cash and other available sources of liquidity as discussed above to cover corporate expenses for the foreseeable future.

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

As of September 30, 2025, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$840	5.9%	$965	3.1%

Our investment in Charter (our equity method affiliate) is publicly traded and not reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2025. Based on that evaluation, the Executives concluded the Company's disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

There were no repurchases of Liberty Broadband Series A, Series B or Series C common stock or Liberty Broadband preferred stock during the three months ended September 30, 2025, which is currently restricted by the Merger Agreement.

During the three months ended September 30, 2025, no shares of Liberty Broadband Series A common stock, Liberty Broadband Series B common stock, Liberty Broadband Series C common stock or Liberty Broadband preferred stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

As previously disclosed, on each of September 12, 2019 and September 14, 2021 (as amended on March 29, 2023), John C. Malone, Chairman of the board of directors of the Company, entered into “zero-cost collar” arrangements (the “Existing Collar Transactions”) pursuant to which Mr. Malone wrote European call options and purchased European put options referencing shares of Liberty Broadband Series C common stock. In connection with the GCI Divestiture, on July 15, 2025, Bank of America, N.A., the dealer counterparty to the Existing Collar Transactions, adjusted such transactions pursuant to their terms to reflect the economic impact of the GCI Divestiture on the Existing Collar Transactions (the “Adjusted Collar Transactions”). The duration of, and the aggregate number of Company securities covered by, such arrangements remained the same. The Adjusted Collar Transactions may constitute a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K and are not intended to satisfy the affirmative defense of Rule 10b5-1(c).

II-1

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1+

Restricted Stock Units Agreement, dated as of August 21, 2025, by and between the Registrant and Martin E. Patterson under the Liberty Broadband Corporation 2024 Omnibus Incentive Plan, as amended from time to time.*

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

LIBERTY BROADBAND CORPORATION

Date: November 5, 2025	By:	/s/ MARTIN E. PATTERSON
Martin E. Patterson President and Chief Executive Officer

Date: November 5, 2025	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3