Form 10-K
period 2025-12-31
Liberty Broadband Corp
filed 2026-02-05
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Liberty Broadband Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2025, was $12.2 billion.

The number of outstanding shares of Liberty Broadband Corporation common stock as of January 31, 2026 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,254,690	386,988	124,856,052

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2026 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY BROADBAND

CORPORATION

2025 ANNUAL REPORT ON FORM 10‑K

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future expenses; the performance, results of operations and cash flows of our equity affiliate, Charter Communications, Inc. (“Charter”); the expansion of Charter’s network; projected sources and uses of cash; the effects of legal and regulatory developments; the Transactions (as defined below); indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties. There can be no assurance that such expectations or beliefs will result or be achieved or accomplished and you should not place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our and Charter’s ability to obtain cash in sufficient amounts to service financial obligations and meet other commitments;
●	our ability to use net operating loss carryforwards and disallowed business interest carryforwards;
●	our and Charter’s ability to obtain additional financing, or refinance existing indebtedness, on acceptable terms;
●	the impact of our and Charter’s significant indebtedness and the ability to comply with any covenants in our and their respective debt instruments;
●	general business conditions, unemployment levels and the level of activity in the housing sector and economic uncertainty or downturn;
●	competition faced by Charter;
●	the ability of Charter to acquire and retain subscribers;
●	the effects of governmental regulation on Charter including subsidies to consumers, subsidies and incentives for competitors, costs, disruptions and possible limitations on operating flexibility related to, and Charter’s ability to comply with, regulatory conditions applicable to Charter;
●	changes in the amount of data used on the networks of Charter;
●	the ability of third-party providers to supply equipment, services, software or licenses;
●	the ability of Charter to respond to new technology and meet customer demands for new products and services;
●	changes in customer demand for Charter’s products and services and their ability to adapt to changes in demand;
●	the ability of Charter to license or enforce intellectual property rights;
●	natural or man-made disasters, terrorist attacks, armed conflicts, pandemics, cyberattacks, network disruptions, service interruptions and system failures and the impact of related uninsured liabilities;
●	the ability to procure necessary services and equipment from Charter’s vendors in a timely manner and at reasonable costs including in connection with Charter’s network evolution and rural construction initiatives;
●	risks related to Charter’s transaction with Cox Enterprises, Inc. (“Cox”);
●	the ability to hire and retain key personnel;
●	risks related to the Investment Company Act of 1940, as amended (the “Investment Company Act”);
●	the outcome of any pending or threatened litigation;

●	changes to general economic conditions and their impact on potential customers, vendors and third parties;
●	the ability to satisfy the conditions to consummate the Transactions and/or to consummate the Transactions in a timely manner or at all;
●	the ability to recognize anticipated benefits from the Transactions;
●	the possibility that our business may suffer as a result of uncertainty surrounding the Transactions;
●	the possibility that the Transactions may have unexpected costs; and
●	other risks related to the Transactions.

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

On December 18, 2020, the original GCI Liberty, Inc. (“prior GCI Liberty”), the previous parent company of GCI, was acquired by Liberty Broadband. Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. Liberty Broadband controls 25.01% of the aggregate voting power of Charter as described below in “Business – Ownership Interests.”

In July 2025, Liberty Broadband and its subsidiaries completed an internal reorganization preceding the GCI Divestiture (as defined below) to transfer the GCI Business (as defined below) to GCI Liberty, Inc. (“GCI Liberty”). Following the internal reorganization, GCI Liberty owns, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business (collectively, “GCI”). GCI Liberty was a wholly owned subsidiary of Liberty Broadband until the GCI Divestiture, which was completed on July 14, 2025. GCI Liberty is presented as a discontinued operation in the Company’s consolidated financial statements. See note 2 to the accompanying consolidated financial statements for details of the GCI Divestiture.

In connection with the Broadband Spin-Off, Liberty and Liberty Broadband entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Broadband Spin-Off and to provide for an orderly transition, including a tax sharing agreement, services agreement and a facilities sharing agreement. Additionally, in connection with a prior transaction, prior GCI Liberty and QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”), entered into a tax sharing agreement, which was assumed by Liberty Broadband as a result of the combination of prior GCI Liberty and Liberty Broadband. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between QVC Group and Liberty Broadband and other agreements related to tax matters. Under the facilities sharing agreement, Liberty Broadband shares office space with Liberty and related amenities at Liberty’s corporate headquarters.

Pursuant to the services agreement, Liberty provides Liberty Broadband with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Liberty Broadband reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services which are negotiated semi-annually, as necessary.

Recent Events

On November 12, 2024, the Company entered into a definitive agreement (the “Merger Agreement”) under which Charter has agreed to acquire Liberty Broadband (the “Combination”, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). Under the terms of the Merger Agreement, each holder of Liberty Broadband Series A common stock (“LBRDA”), Series B common stock (“LBRDB”), and Series C common stock (“LBRDK”) (collectively, “Liberty Broadband common stock”) will receive 0.236 of a share of Charter Class A common stock per share of Liberty Broadband common stock held, with cash to be paid in lieu of fractional shares. Each holder of Liberty Broadband Series A cumulative redeemable preferred stock (“Liberty Broadband preferred stock”) will receive one share of newly issued Charter Series A cumulative redeemable preferred stock (“Charter preferred stock”) per share of Liberty Broadband preferred stock held. The Charter preferred stock will substantially mirror the current terms of the Liberty Broadband preferred stock, including a mandatory redemption date of March 8, 2039. At the special meeting held on February 26, 2025, the requisite holders of LBRDA, LBRDB and Liberty Broadband preferred stock approved the adoption of the Merger Agreement, pursuant to which, among other things, Liberty Broadband will combine with Charter and divested the business of GCI (the “GCI Business”).

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

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”) to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter is intended to repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permissible, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment, in each case, subject to certain conditions. Liberty Broadband will remain subject to the existing voting cap of 25.01% as described below in “Business – Ownership Interests.” Proceeds from share repurchases applied to debt service are expected to be tax free.

On May 16, 2025, Charter and Cox announced that they entered into a definitive agreement (the “Cox Transaction Agreement”) to combine their businesses (the “Cox Transactions”). In connection with this transaction, Liberty Broadband has agreed to accelerate the closing of the Combination to occur contemporaneously with the Cox Transactions. There are no changes to any other transaction terms of the pending Liberty Broadband and Charter transaction.

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

Pursuant to the Separation and Distribution Agreement, the GCI Divestiture was accomplished by means of a distribution by Liberty Broadband of 0.20 of a share of GCI Liberty’s Series A, B and C GCI Group common stock (collectively, the “GCI Group common stock”), for each whole share of the corresponding series of Liberty Broadband common stock held as of June 30, 2025 by the holder thereof. The distribution of the GCI Group common stock was completed on July 14, 2025. As a result of the GCI Divestiture, GCI Liberty is an independent, publicly traded company and its businesses, assets and liabilities initially consisted of 100% of the outstanding equity interests in GCI.

In connection with the GCI Divestiture, Liberty Broadband entered into certain agreements with GCI Liberty, including the Separation and Distribution Agreement, pursuant to which, among other things, Liberty Broadband and GCI Liberty will indemnify each other against certain losses that may arise, a tax sharing agreement (the “GCI Tax Sharing Agreement”) and a tax receivables agreement (the “GCI Tax Receivables Agreement”). The GCI Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and GCI Liberty, and the GCI Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and GCI Liberty with respect to certain tax matters.

As the GCI Divestiture represents a strategic shift that had a major effect on Liberty Broadband’s operations and financial results, GCI Liberty is presented as a discontinued operation from the GCI Divestiture date.

Description of Business

Charter Communications, Inc.

Introduction

Charter is a leading broadband connectivity company with services available to 58 million homes and small to large businesses across 41 states through its Spectrum® brand. Founded in 1993, Charter has evolved from providing cable TV to streaming, and from high-speed Internet to a converged broadband, WiFi and mobile experience. Over the Spectrum Fiber Broadband Network and supported by its 100% United States (“U.S.”)-based employees, Charter offers Seamless Connectivity and Entertainment with Spectrum Internet®, Mobile, TV and Voice products.

Charter’s strategy is focused on utilizing its fiber-powered network to deliver high-quality, competitively priced products, with outstanding service, allowing Charter to increase both the number of customers it serves over its network and the number of products it sells to each customer. This combination also reduces the number of service transactions Charter performs per relationship, yielding higher customer satisfaction and lower customer churn, which results in lower costs to acquire and serve customers and drives greater profitability.

Products

Charter offers Spectrum Internet products with speeds up to 1 gigabits per second (“Gbps”) across its entire footprint and multi-gigabit speeds in a portion of its footprint. Charter continues to upgrade its connectivity network, and Charter will offer symmetrical and multi-gigabit Internet speeds across its entire footprint in the next several years. Advanced WiFi, a managed WiFi service that provides customers an optimized home network while providing greater control of connected devices with enhanced security and privacy, is available to all of Charter’s Internet customers. Spectrum Mobile® is available to all new and existing Spectrum Internet customers and offers plans that include fifth generation (“5G”) access, do not require contracts and include taxes and fees in the price. Charter continues to innovate its video product and has transformed all of its affiliation agreements with major programmers. These new agreements give Charter greater overall packaging flexibility and the ability to include the ad-supported versions of key programmer streaming applications, at no extra cost, within its video packages along with the ability to upgrade to ad-free versions and to sell those applications to customers à la carte for a seamless entertainment experience. Together with Charter’s Xumo Stream Boxes (“Xumo”), its goal is to deliver utility and value for customers, irrespective of how they want to view content, and better and more stable economics for its programming partners and Charter.

Pricing & Packaging and Customer Commitments

Charter’s fully deployed fiber-powered network offers ubiquitous and seamless connectivity products. It removes barriers and creates opportunities for customers, in every aspect of their lives. Charter’s brand platform, Life Unlimited™, emphasizes the power of its advanced network and cutting-edge connectivity products and services, and its simplified pricing strategy better utilizes its seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth. Additionally, Charter’s customer commitments focus on reliable connectivity, transparency, exceptional service and always improving. Through reliable connectivity, Charter is committed to keeping its customers connected 100% of the time and promptly resolving issues. Transparency at every step means Charter provides clear and simple pricing and timely service updates, and Charter takes responsibility when things go wrong. Through exceptional service, Charter provides exceptional customer experiences. And finally, always improving means Charter acts on its customers' feedback to improve its products and customer service.

Network Evolution

Charter’s network and product evolution plan continues to progress, with a clear path to delivering symmetrical and multi-gig speeds to its customers across its footprint, meeting the needs of today and anticipating the growing demand for faster speeds for years to come. Charter continues to expand the capacity of its fiber-powered network using a number of technologies, including spectrum expansion, initially to 1.2 gigahertz (“GHz”) and then to 1.8 GHz, changing the bandwidth allocation to a “high split” to increase upstream speeds, Distributed Access Architecture ("DAA") and DOCSIS 4.0 technology. Through this process, which Charter expects to be largely complete by the end of 2027, it will transform its network to offer much faster Internet speeds. Those faster Internet speeds will be offered in conjunction with the Spectrum Mobile product and Advanced WiFi, providing customers seamless and convenient, ultra-fast converged connectivity in attractively priced packages.

Expansion

Since inception in the beginning of 2022, Charter has spent $7.7 billion on its subsidized rural construction initiative and activated approximately 1.3 million passings. Rural footprint builds present strategic network expansion opportunities to deliver service to unserved and underserved passings. Charter’s rural investments allow Charter to offer a suite of broadband connectivity services, including fixed Internet, WiFi and mobile to unserved areas in states where it currently operates. To accomplish all of this, Charter has invested in new construction teams and new equipment. These investments will allow Charter to generate long-term infrastructure-style returns by taking further advantage of Charter’s scale efficiencies, network quality and construction capabilities, while offering its high-quality products and services to more homes and businesses.

Products and Services

Charter offers its customers subscription-based Internet, mobile, video and voice services, with prices and related charges based on the types of service selected, whether the services are sold as a “bundle” or on an individual basis, and based on the equipment necessary to receive Charter’s services. Bundled services, including some combination of Charter’s Internet, mobile, video and/or voice products, are available to substantially all of Charter’s passings.

To better reflect the converged and integrated nature of Charter’s business and operations, in the fourth quarter of 2025, Charter revised its customer relationship statistics to include all mobile customers, including mobile-only customers, and have added information on total connectivity customers, which represent all customers receiving Charter’s Internet and/or mobile connectivity services. In addition, in the fourth quarter of 2025, certain reporting policies related to mobile lines were revised to better align with other Charter services. Other minor changes were made to small business Internet customers and mid-market & large business primary service units (“PSUs”) to standardize reporting methodologies. Prior periods have been revised accordingly. The following table from Charter’s Form 10-K for the year ended December 31, 2025 summarizes Charter’s customer statistics for connectivity, Internet, mobile, video and voice as of December 31, 2025 and 2024 (in thousands except per customer data and footnotes).

	Approximate as of December 31,
	2025 (a)	2024 (a)
Customer Relationships (b)
Residential	29,609	29,964
Small Business	2,237	2,250
Total Customer Relationships	31,846	32,214

Monthly Residential Revenue per Residential Customer (c)	$119.05	$118.71
Monthly Small Business Revenue per Small Business Customer (d)	$161.50	$161.97

Connectivity
Residential	28,563	28,763
Small Business	2,077	2,082
Total Connectivity Customers	30,640	30,845

Internet
Residential	27,641	28,034
Small Business	2,039	2,049
Total Internet Customers	29,680	30,083

Mobile Lines (e)
Residential	11,370	9,543
Small Business	396	315
Total Mobile Lines	11,766	9,858

Video
Residential	12,072	12,327
Small Business	533	565
Total Video Customers	12,605	12,892

Voice
Residential	4,832	5,636
Small Business	1,214	1,248
Total Voice Customers	6,046	6,884

Mid-Market & Large Business PSUs(f)	357	340
(a)	Charter calculates the aging of customer accounts based on the monthly billing cycle for each account in accordance with its collection policies. On that basis, as of December 31, 2025 and 2024, customers include approximately 82,300 and 102,500 customers, respectively, whose accounts were over 60 days past due, approximately 9,700 and 12,100 customers, respectively, whose accounts were over 90 days past due, and approximately 13,600 and 13,600 customers, respectively, whose accounts were over 120 days past due.
(b)	Customer relationships include the number of customers that receive one or more levels of service, encompassing Internet, mobile, video and voice services, without regard to which service(s) such customers receive. Customers who reside in residential multiple dwelling units (“MDUs”) and that are billed under bulk contracts are counted based on the number of billed units within each bulk MDU. Total customer relationships exclude mid-market & large business customer relationships.
(c)	Monthly residential revenue per residential customer is calculated as total residential annual revenue divided by twelve divided by average residential customer relationships during the respective year.
(d)	Monthly small business revenue per small business customer is calculated as total small business annual revenue divided by twelve divided by average small business customer relationships during the respective year.
(e)	Mobile lines include phones and tablets which require one of Charter’s standard rate plans (e.g., “Unlimited” or “By the Gig”). Mobile lines exclude wearables and other devices that do not require standard phone rate plans.
(f)	Mid-market & large business PSUs represent the aggregate number of fiber service offerings counting each separate service offering at each customer location as an individual PSU.

Residential Services

Connectivity Services

Charter provides its customers with a suite of broadband connectivity services, including fixed Internet, WiFi and mobile, which when bundled together provides Charter’s customers with a differentiated converged connectivity experience while saving consumers money.

Charter offers Spectrum Internet products with speeds up to 1 Gbps across its entire footprint and multi-gigabit speeds in a portion of its footprint. Charter also continues to upgrade its connectivity network, and Charter will offer symmetrical and multi-gigabit Internet speeds across its entire footprint in the next several years. Spectrum Internet bundled with Charter’s in-home Advanced WiFi allows multiple people within a single household to stream high definition 4K video content while simultaneously using its Internet service for other purposes including two-way video conferencing, gaming and virtual reality, among other things.

Charter’s in-home WiFi product provides its Internet customers with high performance wireless routers and a managed WiFi service to maximize their wireless Internet experience. Charter offers Advanced WiFi service across all of its footprint along with WiFi 7 routers capable of delivering multi-gigabit speeds wirelessly. With Advanced WiFi, customers enjoy a cloud-optimized WiFi connection and have the ability to view and control their WiFi network through the Spectrum app (“My Spectrum® App”). The service enables parental control schedules and Spectrum Security Shield which is automatically enabled and protects all devices in the home using network-based security. In early 2026, Charter will launch its Invincible WiFiTM product, a tri-band advanced WiFi 7 router that integrates 5G cellular and battery backup to keep customers seamlessly and fully connected during service disruption or a power outage. Customers also have the option to add Spectrum WiFi extenders to Advanced WiFi and Charter recently launched WiFi 7 extenders that enable multi-gigabit speeds to reach larger spaces.

Charter also offers the capabilities of the Advanced WiFi service to MDUs as Advanced Community WiFi (“ACW”). With ACW, tenants receive the same visibility and control over their apartment’s WiFi networks through the My Spectrum App, while building managers are able to see and manage the entire building’s network through a purpose-built property service portal. Charter also offers Spectrum Ready pre-installed connectivity services to MDUs and single-family communities, which allows customers to set up Spectrum Internet with Advanced WiFi and video services in their home without ordering equipment or scheduling installation through permanent WiFi routers already installed in the property. New residents simply scan a QR code and confirm services through a new or existing Spectrum account.

The Spectrum Mobile service is offered to customers subscribing to Charter’s Internet service and uses the customers’ private WiFi, its Spectrum Mobile network (comprised of 49 million out-of-home WiFi access points across its footprint combined with out-of-home WiFi access points from other networks with which Charter partners) as well as leveraging the cellular network of Verizon Communications Inc. ("Verizon"). Charter leverages the Verizon cellular network to provide nationwide coverage including unlimited calls, text and data using Verizon’s fourth generation and 5G service including their latest 5G technology. Spectrum Mobile also uses Verizon’s international roaming partner network to ensure customers have coverage around the globe. In addition, in July 2025, Charter entered into a multi-year agreement with T-Mobile US, Inc. (“T-Mobile”) to use its network to deliver mobile services to Spectrum Business customers which is set to launch in 2026.

Charter continues to improve the customer experience and integrate its mobile and fixed Internet products with enhancements such as Spectrum Mobile Speed Boost (“Speed Boost”). Customers are eligible for Speed Boost if they have both Spectrum Mobile and Spectrum Internet, a DOCSIS 3.1 modem and an Advanced WiFi router. When connected on their Spectrum Mobile device through Advanced WiFi service, customers are now experiencing the fastest overall speeds up to 1 Gbps.

Charter provides wireline voice communications services using voice over Internet protocol (“VoIP”) technology to transmit digital voice signals over its network. Charter’s voice services include unlimited local and long distance calling to the United States, Canada, Mexico and Puerto Rico, voicemail, call waiting, caller ID, call forwarding and other features and offers international calling either by the minute, or through packages of minutes per month. Charter also offers Call Guard, an advanced caller ID and robocall blocking solution, for its residential and small business voice customers. Call Guard reduces customer frustration and improves security by blocking malicious calls while ensuring customers continue to receive the legitimate automated calls they need from schools or healthcare providers.

Video Services

Charter provides its customers with a choice of video programming services on a variety of platforms and through a variety of programming packages with approximately 375 channels available in home and out of home allowing its customers to access the programming they want, when they want it, on any device. Charter has completed deals with major programmers to deliver better flexibility and greater value to its customers by including seamless entertainment applications with certain of its Spectrum TV packages at no additional cost. In July 2025, Charter began launching the sale of these seamless entertainment applications to customers on an à la carte basis and in October 2025 launched the Spectrum App Store, a digital storefront that helps customers activate, upgrade, buy and manage their streaming applications in one place.

Charter deploys Xumo stream boxes to new video customers. Xumo combines a live TV experience with access to hundreds of content applications and features unified search and discovery along with a curated content offering based on the customer's interests and subscriptions. Combined with the Spectrum TV app, Xumo is now Charter’s preferred go-to-market platform for new video sales.

Customers are increasingly accessing their subscription video content through Charter’s highly rated Spectrum TV app via mobile devices and connected Internet Protocol (“IP”) devices, such as Xumo, Apple TV, Roku, Vizio, LG and Samsung TV. Access to the Spectrum TV app is included in all Spectrum TV video plans. The Spectrum TV app allows users to stream content across a growing number of platforms as well as access their full TV lineup and watch on demand content. It also supports DVR functionality through Charter’s cloud DVR offering.

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

Small Business

Spectrum Business offers Internet, mobile, video and voice services to small businesses over its fiber-powered network. Charter also offers Advanced WiFi service to small businesses, which leverages the residential platform features, including Security Shield, with features specific to businesses such as a guest network through a service set identifier (“SSID”). Spectrum Business includes a full range of video programming and offers Internet speeds up to 1 Gbps across Charter’s entire footprint. Spectrum Business also includes a set of business services including static IP and business WiFi, e-mail and security, and voice services through either a traditional voice offering or hosted voice solution. Spectrum Business Connect is a small business communications solution that includes Spectrum Internet, voice and complementary mobility features allowing its customers’ remote and office employees to stay more easily connected regardless of their location. Charter also offers Wireless Internet Backup to its small business customers which is designed to enhance and protect Internet service for small businesses in the event of a network disruption.

Mid-Market & Large Business

Spectrum Business for mid-market & large businesses offers tailored connectivity, communications and managed service solutions over a high-capacity last-mile network with speeds up to 100 Gbps to large businesses and government entities (local, state and federal), in addition to wholesale services to mobile and wireline carriers. The Spectrum Business product portfolio for mid-market & large businesses includes connectivity services such as Internet Access (fiber, coax and wireless delivered); Wide Area Network (“WAN”) services (Ethernet, Software Defined-WAN and cloud connectivity) that privately and securely connect geographically dispersed customer locations and cloud service providers; and Managed Service solutions which address a wide range of enterprise networking (e.g. routing, Local Area Network, WiFi) and security (e.g. firewall, Distributed Denial of Service protection) challenges. To meet the communications needs of these more sophisticated customers, Spectrum Business also offers an array of voice trunking services and unified messaging, communications and collaboration products. Charter offers Unified Communications services integrated with its connectivity and managed services to give customers more choices for enhancing their digital experience across locations and devices. In addition, Spectrum Business offers a wide range of video solutions targeting unique needs of customers across multiple industries with a specific focus on hospitality, healthcare, government and education. Spectrum Business serves mid-market & large businesses nationally by combining its large serviceable footprint with a robust portfolio of fiber lit buildings and a significant wholesale partner network. As a result, these customers benefit by obtaining advanced solutions from a single provider who is committed to an exceptional customer experience and who delivers compelling value by simplifying procurement and offering competitive pricing potentially reducing customer costs.

Advertising Services

Charter’s advertising sales division, Spectrum Reach, offers local, regional and national businesses the opportunity to advertise in individual and multiple service areas on cable television networks, various streaming services and numerous advanced advertising platforms. Charter receives revenue from the sale of local advertising across various platforms for networks such as TBS, CNN and ESPN. Charter inserts local advertising on up to 100 channels in over 90 markets and on multiple streaming services and free advertising-supported streaming television channels including Amazon, Xumo and others. Charter’s large footprint provides opportunities for advertising customers to address broader regional audiences from a single provider and thus reach more customers with a single transaction. Charter’s size also provides scale to invest in new technology to create more targeted and addressable advertising capabilities.

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

In conjunction with other multichannel video programming distributors (“MVPDs”), Spectrum Reach enables multi-channel cable networks (e.g. AMC, Univision) to deploy household addressability on their own inventory in Charter’s footprint, charging them an enablement fee. Charter has a proprietary platform that uses set-top box viewership data (all anonymized and aggregated), to create data-driven linear TV campaigns for local advertisers. Spectrum Reach also offers a programmatic sales platform allowing advertising agencies and advertisers to buy inventory in a fully automated way. Streaming TV, which is largely comprised of Spectrum TV app impressions, as well as those from numerous over-the-top streaming content providers, is part of its suite of advanced advertising products available to the marketplace. Additionally, Spectrum Reach purchases third-party inventory in its markets when needed. Spectrum Reach is also now employing multi-screen deterministic attribution services for television and streaming services that lets advertisers know the effectiveness of their advertising on Spectrum Reach’s platform.

Other Services

Regional Sports Networks

Charter has an agreement with the Los Angeles Lakers for rights to distribute all locally available Los Angeles Lakers’ games through 2032. Charter broadcasts those games on its regional sports network, Spectrum SportsNet. American Media Productions, LLC ("American Media Productions"), an unaffiliated third party, owns SportsNet LA, a regional sports network carrying the Los Angeles Dodgers’ baseball games and other sports programming. In accordance with agreements with American Media Productions, Charter acts as the network’s exclusive affiliate and advertising sales representative and has certain branding and programming rights with respect to the network. In addition, Charter provides certain production and technical services to American Media Productions. The affiliate, advertising, production and programming agreements continue through 2038. Charter also owns 35.0% of Sterling Entertainment Enterprises, LLC (doing business as SportsNet New York), a New York City-based regional sports network that carries New York Mets’ baseball games as well as other regional sports programming.

News Channels

Charter owns and manages over 35 local news channels, including Spectrum News NY1® and Spectrum News SoCal, 24-hour news channels focused on New York City and Los Angeles, respectively. Charter’s local news channels connect the diverse communities and neighborhoods Charter serves providing 24/7 news, weather and community content focused on hyperlocal stories that address the deeper needs and interests of its customers. Customers can also read, watch and listen to news stories by its Spectrum News journalists and local partner publications on their mobile device on its Spectrum News application and certain smart TVs and streaming devices. In 2025, Charter entered into an agreement with Comcast to expand distribution of Spectrum News to their video customers in California, Connecticut, northern New Jersey, Orlando and Tampa.

Community Solutions

Spectrum Community Solutions® (“SCS”) delivers broadband connectivity solutions to apartments, single-family gated communities, off-campus student housing, senior residences and RV parks. Services offered by SCS include Internet speeds up to 2 Gbps, property-wide WiFi coverage, Spectrum Ready pre-installed connectivity services and traditional or streaming video packages. SCS delivers these services to its properties via Charter’s fiber-powered network and through either bulk or retail marketing and right-of-entry agreements. Charter’s SCS bulk customers are serviced by dedicated contact centers. SCS also manages Charter’s relationships with third-party resellers of Spectrum services to MDUs.

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

Charter’s bundle options utilize its unique product assets with multi-year guaranteed pricing and speed options that create more choices and provide faster speeds. Charter’s Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on-the-go in a high-value package. Alternatively, Charter’s mobile customers can choose from unlimited or by-the-gig data usage plans and can easily switch between mobile data plans during the month. All plans include 5G service, free nationwide talk and text, and simple pricing that includes all taxes and fees. Charter’s Unlimited Plus plan also includes an additional 20 gigabytes of data, international calls and roaming in over 190 countries and an Anytime Upgrade program that allows customers to upgrade their devices whenever they want, eliminating traditional wait times, upgrade fees and condition requirements. Customers can also purchase mobile devices and accessory products and have the option to pay for devices under interest-free monthly installment plans. Charter’s device portfolio includes 5G models from Apple, Google and Samsung and Charter offers trade-in options along with its Phone Balance Buyout program which makes switching mobile providers easier by helping customers pay off balances on ported lines.

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

Charter’s last-mile network largely utilizes a hybrid fiber coaxial cable (“HFC”) architecture, which combines the use of fiber optic cable with coaxial cable, together creating its fiber-powered network. In most systems, Charter delivers its signals via fiber optic cable from the headend to a group of nodes, and uses coaxial cable to deliver the signal from individual nodes to the homes served by that node. Charter’s design standard allows spare fiber strands to each node to be utilized for additional residential traffic capacity, and mid-market & large business customer needs as they arise. For Charter’s mid-market & large business customers, fiber optic cable is extended to the customer’s site. For most new buildouts, including for its rural construction initiative, and MDU sites, Charter utilizes an all-fiber deployment. Charter believes that its fiber-powered network design provides high capacity and signal quality with a cost efficient path to increased speeds.

Charter’s fiber-powered network benefits include:

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

Charter’s systems currently provide a two-way all-digital platform, leveraging DOCSIS 3.1 technology and bandwidth of 750 megahertz or greater, to virtually all of its passings not yet part of Charter’s network evolution initiative. This bandwidth-rich network enables Charter to offer Spectrum Internet Gig across all of its footprint which enables Charter to provide fast, reliable and secure online connections, meeting current customer demands.

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

Charter plans to complement its wireline investments with planned WiFi upgrades for in-home routers. With nearly 500 million devices connected wirelessly to Charter’s network in its customers’ homes and businesses, Charter is unlocking its network investments for multi-gigabit speeds through the deployment of WiFi 7 routers.

Charter owns 210 Citizen Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”). Charter intends to use these licenses along with General Authorized Access CBRS spectrum to build its own 5G data-only mobile network on targeted 5G small cell sites leveraging its HFC network to provide power and data connectivity to the majority of the sites. These 5G small cells, combined with growing WiFi capabilities, increase speed and reliability along with improving Charter’s cost structure through offload of wireless data onto its owned networks. Charter continues to deploy 5G small cell sites in targeted areas of its footprint, as part of a broader multi-year 5G mobile network buildout, based on disciplined cost reduction targets.

Subsidized Rural Construction Initiative

In 2025, Charter continued its subsidized rural construction initiative expanding its network to offer a suite of broadband connectivity services, including fixed Internet, WiFi and mobile to over 1.7 million passings in unserved areas in states where it currently operates. Since inception in the beginning of 2022, Charter has spent $7.7 billion on its subsidized rural construction initiative and activated approximately 1.3 million passings. Including amounts spent to date, Charter expects to invest over $8 billion in total over the span of the initiative, a portion of which it expects to offset with government funding, including over $2 billion of support awarded through December 31, 2025 in the Rural Development Opportunity Fund (“RDOF”) auction and other federal, state and municipal grants, including the Broadband Equity, Access and Deployment (“BEAD”) program. In addition to construction in areas subsidized by various government grants, Charter expects to continue rural construction in areas near its current plant and in areas surrounding subsidized construction where synergies can be achieved. These investments will allow Charter to generate long-term infrastructure-style returns by further taking advantage of Charter’s scale efficiencies, network quality and construction capabilities, while offering its high quality products and services to more homes and businesses. Charter expects these newly served homes will be enabled to engage in remote work, virtual learning, telemedicine and other bandwidth-heavy applications that require high-speed broadband connectivity. Newly served rural areas also will benefit from Charter’s high-value Spectrum pricing and packaging structure including mobile and voice offerings, as well as its comprehensive selection of video products. The successful and timely execution of such fiber-based construction is dependent on a variety of external factors, including the make-ready and utility pole permitting processes. With fewer homes and businesses in these areas, broadband providers need to access multiple poles per home, as opposed to multiple homes per pole in higher-density settings. As a result, pole applications, pole replacement rules and their affiliated issue resolution processes are all factors that can have a significant impact on construction timing and speed to completion. The RDOF auction rules and other subsidy grants establish construction milestones for the build-out utilizing subsidized funding. Failure to meet those milestones could subject Charter to financial penalties.

Management, Customer Operations and Marketing

Charter’s operations are centralized, with senior executives responsible for coordinating and overseeing operations, including establishing company-wide strategies, policies and procedures. Sales and marketing, field operations, customer operations, network technology services, advertising sales, human resources, legal, government relations, communications, product, software development and information technology and finance are all directed at the corporate level. Regional and local field operations are responsible for customer premise service transactions and maintaining and constructing that portion of Charter’s network which is located outdoors. Charter’s field operations strategy includes completing a significant portion of its activity with its employees which Charter finds drives consistent and higher quality services. In 2025, Charter’s in-house field operations workforce handled over 80% of its customer premise service transactions. In addition, Charter has been growing its in-house construction teams to perform a portion of its network expansion initiatives.

Charter’s products and services are backed by an industry-first customer commitment. Charter does not restrict how, or how often, its customers can contact them. Charter is available across a range of channels, including phone, live-agent chat, the Spectrum application and social media. Charter’s customer websites and mobile applications enable customers to pay their bills, manage their accounts, order and activate new services and utilize self-service help and support. In addition, Charter’s self-install program has been beneficial for customers who need flexibility in the timing of their installation.

Charter’s commitment is reinforced by its customer-first policies and 100% U.S.-based workforce with live customer service representatives available 24/7. Charter manages its customer service call centers centrally to ensure a consistent, high quality customer experience. In addition, Charter routes calls by call type to specific agents that only handle such call types, enabling agents to become experts in addressing specific customer needs, creating a better customer experience. Service from Charter’s call centers continues to become more efficient as a result of new tool enhancements that give its front-line customer service agents more context and real-time information about the customer and their services which allows them to more effectively troubleshoot and resolve issues. Charter’s call center agent desktop interface tool enables virtualization of all call centers thereby better serving its customers. Virtualization allows calls to be routed across Charter’s call centers regardless of the location origin of the call, reducing call wait times, and saving costs.

Charter sells its residential and commercial services using national brand platforms known as Spectrum, Spectrum Business, Spectrum Reach and Spectrum Community Solutions. These brands reflect Charter’s comprehensive approach to industry-leading products, driven by speed, performance and innovation. Charter’s marketing strategy emphasizes the sale of its bundled services through targeted direct response marketing programs to existing and potential customers, and increases awareness and the value of the Spectrum brand. Charter’s marketing organization creates and executes marketing programs intended to grow customer relationships, increase the number of services it sells per relationship, retain existing customers and cross-sell additional products to current customers. Charter monitors the effectiveness of its marketing efforts, customer perception, competition, pricing, and service preferences, among other factors, in order to increase its responsiveness to customers and to improve sales and customer retention. Charter’s Life Unlimited brand platform includes customer commitments that provide performance and service benchmarks and a simplified pricing structure designed to drive more value into Charter’s relationships. Charter’s marketing organization manages all residential and Spectrum Business sales channels including inbound, direct sales, online, outbound telemarketing and stores.

Programming

Charter believes that offering a wide variety of video programming choices influences a customer’s decision to subscribe to and retain its video and Internet services. Charter obtains basic and premium programming, usually pursuant to written contracts from a number of suppliers. Charter has also been successful in obtaining access to the related programmer streaming applications pursuant to those contracts at no additional cost. Media corporation and broadcast station group consolidation has, however, resulted in fewer suppliers and additional selling power on the part of programming suppliers.

Programming is usually made available to Charter for a license fee, which is generally paid based on the number of customers to whom it makes that programming available. Programming license fees may include various discounts such as “volume” discounts and other financial incentives and/or ongoing marketing support, as well as discounts for service penetration. Charter receives revenue to carry home shopping channels. Charter also offers VOD and pay-per-view movies and events that are subject to a revenue split with the content provider.

Footprint

Charter operates in geographically diverse areas which are managed centrally on a consolidated level. The map below highlights its footprint along with Charter’s planned rural expansion over the span of the initiative based on grants awarded as of December 31, 2025.

Legend
CURRENT CHARTER FOOTPRINT
RURAL AND STATE GRANT CONSTRUCTION INITIATIVE - CONSTRUCTION IN PROGRESS

Ownership Interests

We own an approximate 32.8% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of December 31, 2025.

Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the Voting Cap (as defined below) (the “Equity Cap”). Pursuant to the Stockholders and Letter Agreement Amendment, Liberty Broadband is exempt from the Equity Cap to the extent Liberty Broadband’s equity ownership in Charter exceeds such Equity Cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. In the event the Merger Agreement is terminated, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of the Voting Cap or the percentage of equity owned (on a fully diluted basis) by Liberty Broadband on the termination date of the Merger Agreement. As of December 31, 2025, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01% (the “Voting Cap”), our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement and the Stockholders and Letter Agreement Amendment, Liberty

Broadband has agreed to vote all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the Voting Cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into the Letter Agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to the Letter Agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Under the terms of the original Letter Agreement and the Stockholders and Letter Agreement Amendment, Liberty Broadband sold 3,757,599, 980,558 and 950,721 shares of Charter Class A common stock to Charter for $1,200 million, $335 million and $394 million during the years ended December 31, 2025, 2024 and 2023, respectively. Subsequent to December 31, 2025, Liberty Broadband sold 484,708 shares of Charter Class A common stock to Charter for $100 million. Charter Repurchases during the pendency of the proposed Transactions under the Merger Agreement are governed by the Stockholders and Letter Agreement Amendment as described below in “Interim Merger Period Stock Repurchases”.

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

Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter is intended to repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million, and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permissible, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment, in each case, subject to certain conditions. From and after the date Liberty Broadband’s 3.125% Debentures due 2053 (as defined below) are no longer outstanding, the amount of monthly repurchases would instead be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility (as defined in note 7 to the accompanying consolidated financial statements). The per share sales price shall be determined as set forth in the Letter Agreement, provided that if Charter has not repurchased shares of its common stock during the relevant repurchase period, the repurchase price shall be based on a Bloomberg Volume Weighted Average Price methodology proposed by Charter and reasonably acceptable to Liberty Broadband.

Regulatory Matters

The following summary addresses the key regulatory and legislative developments affecting the cable industry and Charter’s services for both residential and commercial customers. Cable systems and related communications networks and services are extensively regulated by the federal government (primarily the Federal Communications Commission (the “FCC”)),

certain state governments and many local governments. A failure to comply with these regulations could subject Charter to substantial penalties. The following summary of regulatory issues does not purport to describe all existing and proposed federal, state, and local laws and regulations, or judicial and regulatory proceedings that affect Charter’s business. Charter’s business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. Charter could be materially disadvantaged in the future if they are subject to new laws, regulations or regulatory actions that do not equally impact key competitors. For example, Internet-delivered streaming video services compete with traditional video service, but they are not subject to the same level of federal, state, and local regulation. In addition, changes in Supreme Court precedent have increased the likelihood that federal courts could vacate federal agency rules that would have been favorable or unfavorable to Charter’s business. There is no assurance that the already extensive regulation of Charter’s business will not be expanded in the future.

Video Service

Must Carry/Retransmission Consent

There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Popular stations routinely invoke “retransmission consent” and demand substantial compensation increases in their negotiations with cable operators, thereby significantly increasing operating costs. A recent federal court decision allows for additional consolidation of the top four rated broadcast stations in local markets, which will likely result in increases in the rates for retransmission consent. Further, the FCC is considering modifying its rules to allow broadcast television ownership groups to own more broadcast stations in a given market and nationally, which would also result in further increases in the rates for retransmission consent.

Pole Attachments

The Communications Act of 1934, as amended (the “Communications Act”), requires investor-owned utilities to provide cable systems with access to poles and conduits upon reasonable, non-discriminatory terms and at rates that are subject to either federal or state regulation. Federal regulations, which apply in twenty-six states, establish cost-based rental rates applicable to pole attachments used for cable or telecommunications services, including when offered together with Internet service, and at times establish mandatory timelines for processing pole access requests and limitations on make-ready costs that pole owners may charge for accommodating attachments. The FCC’s approach does not directly affect the rate in the twenty-three states that self-regulate, but most of those states follow substantially similar approaches as the FCC. The federal pole attachment law does not extend to poles owned by electric cooperatives or municipal electric companies, but states are free to regulate these entities, and some do. There can be challenges getting access to poles in rural areas where upfront construction and make ready costs can be higher and where pole owners may be slow to grant permit requests, especially when the FCC pole attachment rules do not apply or when FCC mandatory timelines do not apply, as is the case in many rural builds.

Other FCC Regulatory Matters

The Communications Act and FCC regulations cover a variety of additional areas applicable to Charter’s video services, including, among other things: (1) licensing of systems and facilities, including the grant of various spectrum licenses; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical standards; (5) mandatory blackouts of certain network and syndicated programming; (6) restrictions on political advertising; (7) restrictions on advertising in children’s programming; (8) ownership restrictions; (9) posting of certain information on an FCC “public file” website, including but not limited to political advertising records, equal employment opportunity practices, compliance with children’s programming requirements, policies for commercial leased access, system information, and channel carriage information including disclosure of Charter’s ownership interests in channels carried; (10) emergency alert systems; (11) inside wiring and contracts for MDU complexes; (12) accessibility of content, including requirements governing video-description and closed-captioning; (13) competitive availability of cable equipment; (14) the provision of up to 15% of video channel capacity for commercial leased access by unaffiliated third parties; (15) public, education and government entity access requirements; and (16) disclosure of an aggregated monthly “all-in” price on customer bills and advertising materials that include the price of video programming. Each of these regulations restricts Charter’s business practices to varying degrees and may impose additional costs on Charter’s operations.

The FCC regulates spectrum usage in ways that could impact Charter’s operations including for microwave backhaul, broadcast, unlicensed WiFi and CBRS. Charter’s ability to access and use spectrum that may become available in the future is uncertain and may be limited by further FCC auction or allocation decisions. Congressional action in 2025 restored the FCC’s auction authority and could result in the licensing of additional spectrum in a manner beneficial to Charter’s competitors. New or additional spectrum obtained by other parties could lead to additional wireless competition to Charter’s existing and future services.

It is possible that Congress or the FCC will expand or modify its regulation of cable systems or the services delivered over cable systems and competing services in the future. Charter cannot predict at this time what new requirements may be adopted and how such changes might impact its business.

Copyright

The carriage of television and radio broadcast signals by cable systems are subject to a federal compulsory copyright license. The copyright law provides copyright owners the right to audit payments under the compulsory license. On December 16, 2024, the Copyright Office issued an order modifying the license’s royalty calculations and reporting obligations, however, Charter does not believe the impact of such modifications will be material. The possible modification or elimination of this license is the subject of continuing legislative proposals and administrative review and could adversely affect Charter’s ability to obtain desired broadcast programming.

Franchise Matters

Charter’s cable systems generally are operated pursuant to nonexclusive franchises, permits, and similar authorizations granted by a municipality or other state or local government entity in order to utilize and cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply. The specific terms and conditions of cable franchises vary significantly between jurisdictions. They generally contain provisions governing cable operations, payment of franchise fees, access to and use of rights of way, system construction, maintenance, technical performance, customer service standards, supporting and carrying public, education and government access channels, and changes in the ownership of the franchisee. Although local franchising authorities have considerable discretion in establishing franchise terms, certain federal protections benefit cable operators. For example, federal law imposes a cap on franchise fees of 5% of gross revenue from the provision of cable services over the cable system. The FCC has clarified that the value of in-kind contribution requirements set forth in cable franchises is subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing franchise fees on revenue derived from non-cable services, such as Internet services, provided by cable operators over cable systems.

A number of states have adopted franchising laws that provide for state-issued franchises. Generally, state-issued cable franchises are for a fixed term (or in perpetuity), streamline many of the traditional local cable franchise requirements and eliminate local negotiation and enforcement of terms.

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

Internet Service

The FCC currently classifies broadband Internet access services, such as those Charter offers, as an “information service,” which exempts the service from traditional communications common carrier laws and regulations. Previously, the FCC has classified broadband Internet access services as “telecommunications service.” If the FCC were again to reclassify broadband Internet access services as telecommunications services, it could adversely affect Charter’s business.

In 2024, the FCC adopted new requirements based upon Congressional directive to post standardized labels disclosing Charter’s network management policies and performance of its broadband Internet access services, similar to the format of food nutrition labels, for each of Charter’s currently available consumer Internet offerings. The FCC is considering removing some of the details of these requirements.

Federal courts have allowed states to regulate broadband Internet access services, despite their classification as information services. Several states, including California, Maine and Vermont, have adopted rules similar to the network neutrality requirements that were eliminated by the FCC, and the California rules were upheld in federal court.

California has also adopted other regulations, including network resiliency rules to assure backup power is available after natural disasters and other outages and where commercial power has been turned off due to public safety power shutoffs, and it is considering the imposition of licensing requirements and service quality metrics on Internet service providers. New York legislation became effective in 2025 that requires Internet service providers to offer a discounted Internet service to qualifying low-income consumers. Charter cannot predict what other legislation and regulations may be adopted by states, or how challenges to such requirements will be resolved.

In November 2023, the FCC adopted new rules governing digital discrimination, pursuant to The Infrastructure Investment and Jobs Act of 2021 (the “IIJA”), to prevent discrimination of access to broadband Internet services. Most of these rules have become effective, but they are subject to ongoing legal challenges. Charter cannot predict what other legislation and regulations may be adopted by states, or the outcome of legal challenges or whether the nature of practices that could be subject to enforcement under these rules could adversely affect its business.

In recent years, the federal, state and local governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the FCC’s RDOF auction in 2020, The Coronavirus Aid, Relief, and Economic Security Act (2020), The American Rescue Plan Act of 2021 (“ARPA”), BEAD and IIJA. Charter supports such subsidies, provided they are not directed to areas that are already served, and have sought and expect to continue to seek subsidies for Charter’s own broadband construction in unserved and underserved areas through programs including RDOF and those created pursuant to ARPA and, if regulatory requirements are reasonable, the IIJA. To date, Charter has been awarded over $2 billion in the RDOF auction and other federal, state and municipal grants that will partially fund, along with Charter’s substantial additional investment, the construction of new broadband infrastructure to over 1.7 million estimated passings. These awards include a number of regulatory requirements, such as serving as the carrier of last resort and completing increasingly larger portions of the network construction by certain dates. If Charter fails to meet these obligations, Charter could be subject to substantial government penalties.

The FCC has adopted rules for service providers to report broadband availability, pursuant to the Broadband Data Act. Providers are required to report their service areas twice each year. The service areas reported are subject to challenge. A broadband provider who provides inaccurate maps or fails to respond properly to challenges may be subject to enforcement action by the FCC. The FCC can also fine a provider for filing incorrect maps.

Mobile Service

Charter’s Spectrum Mobile service offers mobile Internet access and telephone service. Charter provides this service as a mobile virtual network operator (“MVNO”) using Verizon’s network and its network through Spectrum WiFi and CBRS. As an MVNO, Charter is subject to many of the same FCC regulations that apply to facilities-based wireless carriers, as well as certain state or local regulations, including (but not limited to): 911 emergency services (“E911”), local number portability, customer privacy, Communications Assistance for Law Enforcement Act (“CALEA”), Universal Service Fund (“USF”) contributions, robocall mitigation, hearing aid compatibility and safety and emission requirements for mobile devices. Spectrum Mobile’s broadband Internet access service is also subject to the FCC’s transparency rule and broadband labeling rules. The FCC or other regulatory authorities may adopt new or different regulations for MVNOs and/or mobile service providers in the future, or impose new taxes or fees applicable to Spectrum Mobile, which could adversely affect the service offering or Charter’s business generally. For example, California has proposed the imposition of service quality metrics on mobile services.

Wireline Voice Service

The FCC has never classified the VoIP wireline telephone services that Charter offers as “telecommunications services” that are subject to traditional federal common carrier regulation, but instead has imposed some of these regulatory requirements on a case-by-case basis, such as requirements relating to E911, CALEA (the statute governing law enforcement access to and surveillance of communications), USF contributions, customer privacy and Customer Proprietary Network Information (“CPNI”) protections, number portability, network and/or 911 outage reporting (including outages that adversely affect 911 service), rural call completion, disability access, regulatory fees, robocall mitigation and discontinuance of service. It is possible that the FCC or Congress will impose additional federal requirements on VoIP telephone services in the future.

Charter’s VoIP telephone services are subject to certain state and local regulatory fees such as E911 fees and contributions to state universal service funds. Additionally, to comply with RDOF program requirements, Charter has chosen in the RDOF areas to offer Lifeline VoIP telephone services subject to traditional federal and state common carrier regulations. Charter also offers Lifeline VoIP telephone services in portions of its California and New York service areas. Except where Charter has chosen to offer VoIP telephone services in such a manner it believes that its VoIP telephone services should be governed primarily by federal regulation. The federal Court of Appeals for the Eighth Circuit affirmed Charter’s successful challenge to Minnesota’s attempt to generally apply telephone regulation to its VoIP services, but that ruling is limited to the seven states in that circuit. Some states have attempted to subject cable VoIP services, such as Charter’s VoIP telephone service, to state level regulation. California has imposed licensing, reporting and other obligations on Charter’s VoIP services, including backup power requirements and has proposed the imposition of service quality metrics on VoIP services. Charter has registered with or obtained certificates or authorizations from the FCC and the state regulatory authorities in those states in which Charter offers competitive voice services and/or VOIP in order to ensure the continuity of its services. However, it is unclear whether and how these and other ongoing regulatory matters ultimately will be resolved. State regulatory commissions and legislatures may continue to consider imposing regulatory requirements on Charter’s fixed wireline voice telephone services.

Privacy and Information Security Regulation

The Communications Act limits Charter’s ability to collect, use, and disclose customers’ personally identifiable information for its Internet, mobile, video and voice services. Charter is subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer information. All broadband and VoIP providers are also obliged by CALEA to configure their networks in a manner that facilitates the ability of state and federal law enforcement, with proper legal process authorized under the Electronic Communications Privacy Act, to wiretap and obtain records and information concerning its customers, including the content of their communications. Further, the FCC, Federal Trade Commission (“FTC”), and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and sending unsolicited commercial emails. The FTC currently has the authority, pursuant to its general authority to enforce against unfair or deceptive acts and practices, to protect the privacy of Internet service customers, including Charter’s use and disclosure of certain customer information.

Charter’s operations are also subject to federal and state laws governing information security. All states have data breach notification laws that would require us to inform individuals and regulators in the event of a breach that could impact personal information of its customers. In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures. The FCC, the FTC and state attorneys general regularly bring enforcement actions against companies related to information security breaches and privacy violations. The California Privacy Protection Agency adopted new cybersecurity regulations that will require Charter to conduct annual cybersecurity audits if the processing of Charter’s personal data “presents significant risk to consumers’ security.” The first deadline for compliance is January 1, 2027 and the first audit certification is due by April 1, 2028.

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risks. See Part I, Item 1C. “Cybersecurity” below for additional information on our management and oversight of cybersecurity. One such standard is the voluntary Cybersecurity Framework (“CSF”) released by the National Institute for Standards and Technology (“NIST”) in 2014 and updated in 2018 and 2024, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure. The NIST CSF provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. It was designed to supplement, not supersede, existing cybersecurity regulations and requirements. Several government agencies have encouraged compliance with the NIST CSF, including the FCC and Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”). Charter’s overall cybersecurity program is informed by the NIST and other industry standards and best practices. The FCC adopted rules expanding its cybersecurity guidelines and requirements. These rules have been challenged in federal court and Charter cannot predict the outcome of that appeal or whether the rules could be modified by the new Administration. CISA has sought comment on the development of cyber incident reporting rules, pursuant to 2022 legislative requirements, that require critical infrastructure entities to report substantial cyber incidents within 72 hours of their discovery. On June 13, 2025, the New York Public Service Commission issued a Notice of Proposed Rulemaking for Information Technology Cybersecurity Requirements pertaining to regulated entities, including telecommunications and cable service providers. Written comments on the proposed rule were due on September 15, 2025, and the proceeding is ongoing. These rules, if adopted, may increase costs or impose new restrictions on the operation of Charter’s business. The Department of Defense began the phased rollout of the Cybersecurity Maturity Model Certification program, which amends the Defense Federal Acquisition Regulation Supplement and introduces mandatory cybersecurity standards for defense contractors, on November 10, 2025.

Many states and local authorities have considered legislative or other actions that would impose restrictions on Charter’s ability to collect, use and disclose, and safeguard certain consumer information. Many states have enacted comprehensive consumer data privacy laws, and some states have enacted issue-specific privacy laws covering health information and children’s information. For example, the California Consumer Privacy Act (“CCPA”) regulates companies’ collection, use and disclosure of the personal information of California residents and employees and authorizes enforcement actions by the California Attorney General and private class actions for data breaches. The Maine Act to Protect Privacy of Online Customer Information, which regulates how Internet service providers use and disclose customers’ personal information and requires Internet service providers to take reasonable measures to protect customers’ personal information, became effective on July 1, 2020. Data privacy laws subsequently have taken effect in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia. The California Privacy Protection Agency adopted new regulations governing the use of automated decision-making tools, defining cybersecurity audit requirements, and requiring risk assessments of certain types of processing activities. Colorado adopted amendments to its regulations under the Colorado Privacy Act, and New Jersey is in the process of finalizing regulations under the New Jersey Data Privacy Act. Colorado passed the Colorado Artificial Intelligence Act (“CAIA”) which will take effect on June 30, 2026. The CAIA governs the use of certain artificial intelligence (“AI”) systems. Each of these laws will regulate the way that companies collect, use, and share personal information about consumers. Other state legislatures are considering the adoption of new data security and cybersecurity legislation, and states with newly passed laws continue to consider amendments, that could result in additional network and information security requirements for Charter’s business. For example, Louisiana (effective July 1, 2026), Texas (effective January 1, 2026 but enjoined by the district court and appealed to the fifth circuit where it is currently pending), California (effective January 1, 2027) and Utah (effective May 7, 2025) passed laws establishing specific requirements for app developers and stores requiring age verification and parental consent for online apps.

The FTC adopted amendments to the Children’s Online Privacy Protection Act (“COPPA”) rules earlier this year to reflect changes in technology that have occurred since the COPPA rules were last updated in 2013. The FTC has also warned companies not to misuse consumers’ biometric information, with a broad definition of biometrics similar to Washington’s My Health My Data Act and the CCPA that treat biometrics as sensitive consumer information, and Illinois and Texas have also adopted laws regulating the use of such information. Congress may also adopt new privacy and data security obligations that could supplement or preempt state privacy laws.

Finally, enforcement of state consumer privacy laws has increased with both the California attorney general and the California Privacy Protection Agency bringing actions against companies in multiple industry sectors for failure to comply with various aspects of the CCPA. The Texas attorney general has been active in enforcing the new Texas Data Privacy and Security Act and other states—including Connecticut, Arkansas, and Nebraska—have increased enforcement.

Charter cannot predict whether any of the above efforts will be successful, challenged, upheld, vacated, or preempted, or how new legislation and regulations, if any, would affect its business.

Seasonality and Cyclicality

Charter is subject to seasonal and cyclical variations. Charter’s results are impacted by the seasonal nature of customers receiving its cable services in college and vacation service areas. Charter’s revenue is subject to cyclical advertising patterns and changes in viewership levels. Its advertising revenue is generally higher in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. U.S. advertising revenue is also cyclical, benefiting in even-numbered years from advertising related to candidates running for political office and issue-oriented advertising. Charter’s capital expenditures and trade working capital are also subject to significant seasonality based on the timing of subscriber growth, network programs, specific projects and construction.

Competition

Residential Services

Charter faces intense competition for residential customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants.

Internet Competition

Charter’s residential Internet service faces competition across its footprint from fiber-to-the-home (“FTTH”), fixed wireless broadband, Internet delivered via satellite and digital subscriber line (“DSL”) services. Several FTTH competitors deliver 1 Gbps broadband speed (and some deliver multi Gbps) in at least a portion of their footprints which overlap Charter’s footprint. AT&T Inc. (“AT&T”) and Verizon are Charter’s primary FTTH competitors. Charter faces terrestrial broadband Internet (defined by the FCC as at least 100 Mbps) competition from AT&T and Verizon in approximately 27% and 16% of its operating footprint, respectively. DSL service is also offered across Charter’s footprint, often at prices lower than Charter’s Internet services, although typically at speeds much lower than the minimum speeds offered as part of Charter’s Spectrum pricing and packaging. In addition, commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. In addition, providers are constructing open access networks that can deliver services from multiple underlying Internet service providers. These options offer alternatives to cable-based Internet access. Several national mobile network operators offer long-term evolution (“LTE”) or 5G delivered cell phone home Internet service (fixed wireless access from cell phone towers) in Charter’s markets. In several markets, Charter also faces competition from one or more fixed wireless providers that deliver point-to-point Internet connectivity. Further acquisition of additional spectrum by its competitors as a result of secondary sales or auction of additional spectrum would intensify these competitive pressures.

Mobile Competition

Charter’s mobile service faces competition from national mobile network operators (“MNOs”) including AT&T, Verizon and T-Mobile, as well as a variety of regional operators and mobile virtual network operators. Most carriers offer unlimited data packages to customers and combine free or highly discounted devices based on rate plans selected. The MNOs also offer wireless Internet services delivered over networks that they continue to enhance to deliver faster speeds. AT&T, Verizon and T-Mobile continue to expand 5G mobile services, and consolidations in the telecom industry continue to increase competition as they seek to offer converged connectivity services similar to Charter’s. Charter also competes for retail activations with other resellers that buy bulk wholesale service from wireless service providers for resale.

Video Competition

Charter’s residential video service faces growing competition across its footprints from a number of other sources, including companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices. Increasingly, exclusive television content, including marquee content like live sporting events, is becoming available from sources other than traditional MVPDs. These competitors include virtual MVPDs such as YouTube TV, Hulu Plus Live TV, Sling TV, Philo and DirecTV Stream. Other online video business models and products have also developed, some offered by programmers including, (i) subscription video on demand (“SVOD”) services such as Netflix, Apple TV+, Amazon Prime and Hulu, (ii) programmer streaming applications such as HBO Max, ESPN Unlimited, Disney+, Peacock and Paramount+, (iii) ad-supported free online video products, including YouTube and Pluto TV, some of which offer programming for free to consumers that Charter currently purchases for a fee, (iv) pay-per-view products, such as iTunes, and (v) additional offerings from mobile providers which continue to integrate and bundle video services and mobile products. Historically, Charter has generally viewed SVOD online video services as complementary to its own video offering and, in the case of programmer streaming applications, Charter is packaging with the linear offerings. However, services from virtual MVPDs and programmer streaming applications, as well as piracy and password sharing, negatively impact the number of customers purchasing Charter’s video product.

Charter’s residential video service also faces competition from direct broadcast satellite (“DBS”) service providers, which have a national footprint and compete in all of Charter’s operating areas. DBS providers offer satellite-delivered pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. DBS providers offer aggressive promotional pricing and video services that are comparable in many respects to Charter’s residential video service. Charter’s residential video service also faces competition from large telecommunications companies, primarily Verizon, which offer wireline video services in significant portions of Charter’s operating areas.

Voice Competition

Charter’s residential voice service competes with wireless and wireline phone providers across its footprints, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. Charter also competes with “over-the-top” phone providers, as well as companies that sell phone cards at a cost per minute for both national and international service. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which Charter operates its residential voice services.

Additional Competition

In some of Charter’s operating areas, other regional competitors have built networks that offer Internet, mobile, video and voice services that compete with its services.

Charter also competes with other sources of news, information and entertainment, including over-the-air television broadcast reception, live events, movie theaters and the Internet. Competition is also posed by fixed wireless and satellite master antenna television systems serving MDUs, such as condominiums, apartment complexes, and private residential communities.

Commercial Services

Charter faces intense competition across each of its business services product offerings. Charter’s small business Internet, mobile, video and voice services face competition from a variety of providers as described above. Charter’s mid-market & large business solutions face competition from the competitors described above as well as cloud-based application-service providers, managed service providers and other telecommunications carriers, such as metro and regional fiber-based carriers.

Advertising

Charter faces intense competition for advertising revenue across many different platforms and from a wide range of local and national competitors. Advertising competition has increased and will likely continue to increase as new advertising platforms seek to attract the same advertisers. Charter competes for advertising revenue against, among others, local broadcast stations, national cable and broadcast networks, direct-to-consumer ad-supported applications, connected device platforms, social media networks, online advertising companies and content providers, radio stations and print media.

Human Capital Resources

Employees

As described above, Liberty Broadband is party to a services agreement with Liberty, pursuant to which 74 Liberty corporate employees provide certain management services to Liberty Broadband for a determined fee. As a result, Liberty Broadband is not responsible for the hiring, retention and compensation of these individuals (except that Liberty Broadband has granted equity incentive awards to these individuals). However, Liberty Broadband directly benefits from the efforts undertaken by Liberty to attract and retain talented employees. Liberty strives to create a workplace with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Liberty Broadband fully supports these efforts.

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

The information contained on our website and/or Charter’s website is not incorporated by reference herein.

Item 1A. Risk Factors

The risks described below and elsewhere in this annual report are not the only ones that relate to our business or our capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our business. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, our business, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Factors Relating to Our Corporate History and Structure

●	As a holding company, we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.
●	Other than cash generated from our participation in Charter’s stock repurchase program or cash loaned to us by Charter pursuant to the Stockholders and Letter Agreement Amendment, we do not have access to the cash that Charter generates from its operating activities, and we are subject to Charter’s ability to provide such liquidity under the terms of the Merger Agreement.
●	We rely on Charter to provide us with the financial information that we use in accounting for our ownership interest in Charter as well as information regarding Charter that we include in our public filings.
●	We may become subject to the Investment Company Act.
●	Our company has overlapping directors and officers with Liberty, GCI Liberty and Liberty Live Holdings, Inc. (“Liberty Live”), which may lead to conflicting interests.
●	Certain of our inter-company agreements were negotiated while we were a subsidiary of Liberty and hence may not be the result of arms’ length negotiations.
●	Our ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change”.
●	Cyberattacks or other network disruptions could have an adverse effect on our company.

Factors Related to Our and Our Subsidiaries’ Indebtedness

●	Our company may have future capital needs and may not be able to obtain additional financing, or refinance or renew our existing indebtedness, on acceptable terms.
●	We and our subsidiaries have significant indebtedness.
●	The agreements that govern our and our subsidiaries’ current and future indebtedness may contain various affirmative and restrictive covenants that will limit our discretion in the operation of our business.
●	Variable rate indebtedness subjects us to interest rate risk.

Factors Relating to Charter

●	Charter operates in a competitive business environment affecting its ability to attract and retain customers.

●	Events could disrupt or result in unauthorized access to Charter’s networks, information systems or properties and could impair its operating activities and negatively impact Charter’s reputation and financial results.
●	If Charter is unable to procure the necessary services, equipment, software or licenses from its third-party service providers, suppliers and licensors on reasonable terms and on a timely basis, its ability to offer services could be impaired.
●	Any failure to respond to technological developments and meet customer demand for new products and services could adversely affect its ability to compete effectively.
●	Charter’s business may be adversely affected if it cannot continue to license or enforce the intellectual property rights on which its business depends.
●	Charter may not have the ability to pass on to its customers all of the increases in programming costs, which could adversely affect its cash flow and operating margins.
●	Issues related to the development and use of AI could give rise to legal or regulatory action, damage Charter’s reputation or otherwise materially harm its business.
●	Charter’s exposure to the economic conditions of its current and potential customers, vendors and third parties could adversely affect its cash flow, results of operations and financial condition.
●	If Charter is unable to retain key employees, its ability to manage its business could be adversely affected.
●	Charter has a significant amount of debt and expects to incur significant additional debt in the future.
●	The agreements and instruments governing Charter’s debt contain restrictions and limitations.
●	Charter’s business is subject to extensive governmental legislation and regulation.
●	Changes to the existing legal and regulatory framework under which Charter operates or the regulatory programs in which Charter or its competitors participate.
●	Tax legislation and administrative initiatives or challenges to Charter’s tax and fee positions.
●	The failure of Charter to renew a franchise or the grant of additional franchises in one or more service areas.
●	The Cox Transactions are subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all.
●	Charter’s plans for funding the cash consideration and assuming indebtedness of Cox Communications, Inc. (“Cox Communications”) may be adversely affected to the extent there are greater-than-expected increases in Charter’s indebtedness, lower-than-expected operating results, credit rating downgrades, or significant financial market disruptions.
●	Charter and Cox Communications are subject to contractual restrictions while the Cox Transactions are pending, which could adversely affect their respective businesses and operations.
●	Charter will incur direct and indirect costs as a result of the Cox Transactions.
●	If Charter is not able to successfully integrate Cox Communications’ business within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Cox Transactions may not be realized fully, or at all, or may take longer to realize than expected. In such circumstances, in the event the Cox Transactions are completed, Charter may not perform as expected and the value of the Charter Class A common stock may be adversely affected.
●	The market price of Charter Class A common stock may decline as a result of the Cox Transactions.
●	The Cox Transactions raise other risks.

Factors Relating to our Common Stock and the Securities Market

●	Our stock price is directly affected by the results of operations of Charter and developments in its business.
●	There is no meaningful trading market for our Series B common stock quoted on the OTC Markets.
●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.
●	Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.
●	Common stock transactions by our insiders could depress the market price of those stocks.

Factors Relating to the Proposed Transactions

●	If the treatment of the Combination as a “reorganization” is challenged by the Internal Revenue Service (the “IRS”) or the IRS disagrees with the intended tax treatment of any proceeds we receive from the repurchase of Charter shares or certain loans we receive from Charter, the Combination may result in additional tax liability for us or our stockholders.
●	We expect to incur costs and expenses in connection with the Transactions.
●	The announcement and pendency of the Transactions could divert the attention of management and cause disruptions in our business and the business of Charter.

●	We are subject to contractual restrictions while the Transactions are pending.
●	The Transactions are subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all.
●	The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Combination, could discourage a potential acquiror from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a substantial termination fee to Charter.

Factors Relating to Our Corporate History and Structure

We are a holding company, and we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.

Our ability to meet our current and future financial obligations, including to make debt service obligations under the Margin Loan Agreement and the 3.125% Debentures due 2053 (each as defined below), and other contractual commitments depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, any dividends and interest we may receive from our investments, available funds under the Margin Loan Agreement (which had borrowing capacity of $1,150 million as of December 31, 2025 with approximately $800 million available to be drawn), cash generated from our participation in Charter’s stock repurchase program or cash loaned to us by Charter pursuant to the Stockholders and Letter Agreement Amendment and proceeds from any asset sales or other forms of asset monetization we may undertake in the future (subject to certain restrictions in the Merger Agreement). No assurance can be given that these sources of liquidity will be sufficient to service our financial obligations and other commitments during the pendency of the proposed Transactions. See “Other than cash generated from our participation in Charter’s stock repurchase program or cash loaned to us by Charter, in each case, pursuant to the Stockholders and Letter Agreement Amendment, we do not have access to the cash that Charter generates from its operating activities, and we are subject to Charter’s ability to provide such liquidity under the terms of the Merger Agreement” below.

Other than cash generated from our participation in Charter’s stock repurchase program or cash loaned to us by Charter, in each case, pursuant to the Stockholders and Letter Agreement Amendment, we do not have access to the cash that Charter generates from its operating activities, and we are subject to Charter’s ability to provide such liquidity under the terms of the Merger Agreement.

Notwithstanding our ownership interest in Charter and our having three nominees on its thirteen-member board of directors, we have no ability to cause Charter to pay dividends to us, and we cannot cause Charter to make funds available to us except pursuant to the terms of the Stockholders Agreement and the Letter Agreement, each as amended by the Stockholders and Letter Agreement Amendment.

During the pendency of the proposed Transactions, the Stockholders and Letter Agreement Amendment modifies the terms set forth in the existing Letter Agreement with respect to our participation in Charter’s stock repurchase program. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions, Charter is intended to repurchase shares of Charter Class A common stock from us in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, we would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce our equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permissible, then Charter shall instead loan to us an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment, in each case, subject to certain conditions. From and after the date the 3.125% Debentures due 2053 are no longer outstanding, the amount of monthly repurchases would instead be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, we would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under our Margin Loan Facility.

These proposed share repurchases and the alternative loan arrangements are intended to facilitate our repayment of certain of our outstanding indebtedness and to allow us to maintain sufficient liquidity to fund our ongoing operations during the pendency of the proposed Transactions. If Charter is unable to provide the appropriate liquidity under the repurchases and/or loans, as provided under the Merger Agreement, we may have insufficient liquidity (between cash on hand and available borrowing capacity under the Margin Loan Facility) to fund the repayment of our indebtedness or our ongoing operations. In such circumstances, we would need to monetize a portion or all of our shares of Charter Class A common stock, which under the Merger Agreement is prohibited and would require a waiver from Charter. Any failure by Charter to agree to such a waiver would have an adverse effect on our financial position and could impact the parties’ ability to complete the Combination.

Charter generated approximately $16.1 billion, $14.4 billion and $14.4 billion of cash from its operations during the years ended December 31, 2025, 2024 and 2023, respectively. Charter uses the cash it generates from its operations primarily to fund its business operations, service its debt and other financial obligations and repurchase shares of its common stock. We do not have access to the cash that Charter generates unless Charter declares a dividend on its capital stock payable in cash, engages in stock repurchases for cash, loans money to us, in each case, pursuant to the terms of the Stockholders and Letter Agreement Amendment or otherwise distributes or makes payments to its stockholders, including us. Historically, Charter has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business, to service its debt obligations and to repurchase shares of its common stock. Covenants in Charter’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Charter will continue to apply its available cash as described above.

We rely on Charter to provide us with the financial information that we use in accounting for our ownership interest in Charter as well as information regarding Charter that we include in our public filings.

We account for our approximately 32.8% economic ownership interest in Charter using the equity method of accounting and, accordingly, in our financial statements we record our share of Charter’s net income or loss. Within the meaning of U.S. accounting rules, we rely on Charter to provide us with financial information prepared in accordance with generally accepted accounting principles, which we use in the application of the equity method. We also rely on Charter to provide us with the information regarding their company that we include in our public filings. In addition, we cannot change the way in which Charter reports its financial results or require Charter to change its internal controls over financial reporting. No assurance can be given that Charter will provide us with the information necessary to enable us to complete our public filings on a timely basis or at all. Furthermore, any material misstatements or omissions in the information Charter provides to us or publicly files could have a material adverse effect on our financial statements and filing status under federal securities laws.

We may become subject to the Investment Company Act.

We do not believe we are currently subject to regulation under the Investment Company Act because our investment in Charter enables us to exercise significant influence over Charter. We have substantial involvement in the management and affairs of Charter, including through our board nominees. We nominated three of Charter’s thirteen current directors. In connection with the Time Warner Cable merger and acquisition of Bright House, on May 23, 2015, we entered into the Stockholders Agreement, which continues to provide us with board nomination rights. If, however, our investment in Charter was deemed to become passive (such as in the event that our equity ownership fell below the threshold allowing us to maintain such significant influence over Charter, whether by reason of significant dilution or due to the monetization of a portion or all of our Charter shares to fund the repayment of our indebtedness and/or our operations), we could become subject to regulation under the Investment Company Act. In such event, we would be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting and could restrict our activities going forward. Our restated certificate of incorporation includes a provision that would enable us, at the option of our board of directors, to automatically convert each outstanding share of our Series B common stock into one share of our Series A common stock at such time as we have outstanding less than 20% of the total number of shares of our Series B common stock issued in our 2014 spin-off from Liberty. In addition, if we were to become inadvertently subject to the Investment Company Act and failed to register as an investment company in violation of the Investment Company Act, such violation could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that our contracts would be deemed unenforceable.

Our company has overlapping directors and officers with Liberty, GCI Liberty and Liberty Live, which may lead to conflicting interests.

As a result of our spin-off from Liberty in 2014, the GCI Divestiture in July 2025, and Liberty’s split-off of Liberty Live in December 2025, certain of our executive officers and directors also serve as executive officers and directors of Liberty, GCI Liberty and/or Liberty Live. None of these companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty, GCI Liberty, Liberty Live or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty, GCI Liberty or Liberty Live pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Each of our company, GCI Liberty and Liberty Live has renounced its rights to certain business opportunities and our and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Liberty, GCI Liberty and Liberty Live) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to our company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty, GCI Liberty, Liberty Live, and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty, GCI Liberty, Liberty Live, or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Certain of our inter-company agreements were negotiated while we were a subsidiary of Liberty.

We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Liberty for certain of our businesses. In addition, we entered into a services agreement with Liberty pursuant to which it provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we reimburse them on a fixed fee basis. The terms of all of these agreements (other than the amendment to the services agreement) were established while we were a wholly owned subsidiary of Liberty, and hence may not be the result of arms’ length negotiations. In addition, in connection with a prior transaction, prior GCI Liberty and QVC Group entered into a tax sharing agreement and indemnification agreement which were assumed by us. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

Our ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), of our company.

At December 31, 2025, we had deferred tax assets attributable to federal and state net operating losses and disallowed business interest carryforwards of $19 million and under the Code, we may carry forward our federal net operating losses and disallowed business interest deductions in certain circumstances to offset current and future taxable income and reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation's stock over a rolling three-year period) at a time when our market capitalization is below a certain level or proposed Treasury regulations under Section 382 of the Code issued during 2019 have become final and are applicable (taking into account the delayed effective date of such regulations), our ability to use our federal net operating loss and disallowed business interest carryforwards could be substantially limited. This limit could impact the timing of the usage of our net operating loss and disallowed business interest carryforwards, thus accelerating federal cash tax payments or causing certain federal net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset. Similar limitations may also apply at the state level.

Cyberattacks or other network disruptions could have an adverse effect on our company.

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

Cyberattacks against our company’s vendors’ technological infrastructure or breaches of information systems may cause equipment failures, disruption of its or their operations, and potentially unauthorized access to confidential customer or employee data, which could subject our company to increased costs and other liabilities as discussed further below. Cybersecurity incidents and cybersecurity threats, which include the use of malware, computer viruses, and other means for service disruption or unauthorized access to confidential customer or employee data, have increased in frequency, scope, and potential harm for businesses in recent years. It is possible for such cybersecurity incidents and cybersecurity threats to go undetected for an extended period of time, increasing the potential harm to our company’s respective, employees, assets, and reputation. For example, third-party service providers, such as telecommunications and cloud services providers, have been subject to increasing cyberattacks from state-sponsored threat actors that could materially impact our information systems and operations.

To date, our company has not been subject to cybersecurity incidents or disruptions of information systems that, individually or in the aggregate, have been material to our operations or financial condition. Although our company has not detected such a material security breach or cybersecurity incident to date, our company has been the target of events of this nature and expect to be subject to similar attacks in the future. Our company engages in a variety of preventive measures at an increased cost intended to reduce the risk of cyberattacks and safeguard our information systems and confidential customer information, but as with all companies, these measures may not be sufficient for all eventualities, and there is no guarantee that they will be adequate to safeguard against all cybersecurity incidents, system compromises, or misuses of data. Such measures include, but are not limited to, the following practices: application whitelisting, anti-malware, message and spam filtering, encryption, advanced firewalls, threat monitoring and detection, access controls, penetration testing, third party risk management and URL filtering. Despite these preventive and detective actions, our efforts may be insufficient to repel a cybersecurity incident, detect all cybersecurity threats, or prevent disruption of information systems in the future and prevent the risks described above.

The costs imposed on our company as a result of a cybersecurity incident or disruption of information systems could be significant. Among others, such costs could include increased expenditures on cybersecurity measures, litigation, regulatory actions, fines, sanctions, lost revenue from business interruption, and damage to our reputation. As a result, a cybersecurity incident could have a material adverse effect on our company’s business, financial condition, and operating results. Our company also faces similar risks associated with security breaches and other cybersecurity incidents affecting third parties with which we affiliate or otherwise conduct business.

Factors Related to Our and Our Subsidiaries’ Indebtedness

The following risks relate to our and our subsidiaries’ indebtedness. However, while the Transactions are pending, we are currently subject to certain contractual restrictions and therefore may not be able to take some or all of the actions described below. See “—Factors Relating to the Proposed Transactions–We are subject to contractual restrictions while the Transactions are pending, which could adversely affect our business.”

Our company may have future capital needs and may not be able to obtain additional financing, or refinance or renew our existing indebtedness, on acceptable terms. Further, our and our subsidiaries’ ability to service our respective debt and any other obligations will require access to funds, which may be restricted.

As of December 31, 2025, we and our subsidiaries had approximately $1.8 billion principal amount of debt outstanding, consisting of (i) $790 million outstanding under a credit agreement (as amended, the “Margin Loan Agreement”) governing a multi-draw margin loan agreement credit facility entered into in 2017 by a bankruptcy remote wholly owned subsidiary (“SPV”) of Liberty Broadband; and (ii) $965 million outstanding under our 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures due 2053”). We also had, at December 31, 2025, borrowing capacity of $1,150 million with approximately $800 million available to be drawn, subject to certain terms and conditions, until five business days prior to June 30, 2027 under the Margin Loan Agreement.

Our and our subsidiaries’ ability to service our respective financial obligations will depend on our and their ability to access cash. The obligations under the Margin Loan Agreement are secured by a portion of our ownership interest in Charter. Such equity interests are held through SPV. The terms of the Margin Loan Agreement limit our company’s ability to secure additional financing with our ownership interest in Charter on favorable terms. Our other potential sources of cash include available cash balances, dividends and interest from our investments, monetization of public investments, and proceeds from asset sales. Further, the Merger Agreement provides that, following the satisfaction of certain conditions, we must redeem the 3.125% Debentures due 2053 if requested by Charter. Such redemption may be funded by incurring additional indebtedness permitted under the Merger Agreement, including possible loans from Charter. See “Other than cash generated from our participation in Charter’s stock repurchase program or cash loaned to us by Charter, in each case, pursuant to the Stockholders and Letter Agreement Amendment, we do not have access to the cash that Charter generates from its operating activities, and we are subject to Charter’s ability to provide such liquidity under the terms of the Merger Agreement” above.

Moreover, our and our subsidiaries’ ability to secure additional financing will depend upon the value of our investment in Charter, prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available, or that we will be able to renew or refinance existing indebtedness, on desirable terms or at all. In particular, during 2025, uncertainty surrounding global growth rates, inflation and interest rates continued to produce volatility in the credit and equity markets. As of December 31, 2025, the markets remain volatile and the economic outlook remains uncertain. If financing is not available when needed or is not available on favorable terms, we and our subsidiaries may be unable to take advantage of business or market opportunities as they arise, which could have a material adverse effect on our business and financial condition.

We and our subsidiaries have significant indebtedness, which could adversely affect our business and financial condition.

As discussed above, as of December 31, 2025, we and our subsidiaries had approximately $1.8 billion principal amount of debt outstanding. As a result of this significant indebtedness, we and our subsidiaries may:

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

In addition, it is possible that we may need to incur additional indebtedness in the future. For example, the Merger Agreement provides that, following the satisfaction of certain conditions, we must redeem the 3.125% Debentures due 2053 if requested by Charter. Such redemption may be funded by incurring additional indebtedness permitted under the Merger Agreement, including possible loans from Charter. As of December 31, 2025, we had $1,150 million of borrowing capacity with approximately $800 million available to be drawn, subject to certain terms and conditions, until five business days prior to June 30, 2027 under the Margin Loan Agreement. If new debt is added to the current debt levels, the risks described above could intensify. For additional limitations on our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments” and “Other than cash generated from our participation in Charter’s stock repurchase program or cash loaned to us by Charter, in each case, pursuant to the Stockholders and Letter Agreement Amendment, we do not have access to the cash that Charter generates from its operating activities, and we are subject to Charter’s ability to provide such liquidity under the terms of the Merger Agreement” above.

The agreements that govern our and our subsidiaries’ current and future indebtedness may contain various affirmative and restrictive covenants that will limit our discretion in the operation of our business.

As discussed above, SPV entered into the Margin Loan Agreement pursuant to which SPV had outstanding borrowings of $790 million, with $1,150 million borrowing capacity with approximately $800 million available to be drawn, subject to certain terms and conditions, until five business days prior to June 30, 2027, at December 31, 2025. The Margin Loan Agreement contains various covenants, including those that limit our ability to, among other things, incur indebtedness either directly, through another of our subsidiaries, or by having SPV enter into financing arrangements with respect to the stock of Charter, and cause SPV to enter into unrelated businesses or otherwise conduct business other than owning common stock of Charter and other assets as permitted under the Margin Loan Agreement documents.

Subject to the restrictions set forth in the Merger Agreement, we may also enter into certain other indebtedness arrangements in the future. The instruments governing such future indebtedness may contain covenants that, among other things, place certain limitations on a borrower’s ability to incur more debt, exceed specified leverage ratios, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets. Any failure to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business and financial condition.

The various covenants in future indebtedness may restrict our and our subsidiaries’ ability to expand or to pursue business strategies. Our and our subsidiaries’ ability to comply with these covenants may be affected by events beyond our and their control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we and our subsidiaries will be able to comply. A breach of these covenants could result in a default under the indenture governing the 3.125% Debentures due 2053. If there were an event of default under the Margin Loan Agreement and/or such indenture, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we or our subsidiaries fail to repay the debt under any secured indebtedness when it becomes due, the lenders under such indebtedness could proceed against the assets that are pledged to them as security. Our and our subsidiaries’ assets or cash flow may not be sufficient to repay borrowings under outstanding debt instruments in the event of a default thereunder.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Margin Loan Agreement are at variable rates of interest and exposes us to interest rate risk. If interest rates increase, our debt service obligations on any variable rate indebtedness could increase even though the amount borrowed remained the same, and net income and cash flow could decrease.

Subject to the restrictions set forth in the Merger Agreement, in order to manage our exposure to interest rate risk, in the future, we may enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely affect our cash flow and may impact our ability to make required principal and interest payments on our indebtedness and, even if we use these instruments to selectively manage risks, there can be no assurance that we will be fully protected against material interest rate fluctuations.

Factors Relating to Charter

The following risks relate specifically to our equity affiliate, Charter. If any of these risks were realized, they could have a material adverse effect on the value of our equity interest in Charter, which could negatively impact our stock price and our financial prospects.

Charter operates in a very competitive business environment, which affects its ability to attract and retain customers and can adversely affect its business, operations and financial results.

The industry in which Charter operates is highly competitive and has become more so in recent years. In some instances, Charter competes against companies with fewer regulatory burdens, better access to financing and greater and more favorable brand name recognition. Increasing consolidation in the telecommunications and content industries have provided additional benefits to certain of Charter’s competitors, either through access to financing, resources, or efficiencies of scale including the ability to launch new products and services.

Charter’s Internet service faces competition from other companies’ FTTH, cell phone home Internet service, Internet delivered via satellite and DSL services. Various operators offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds and also continue to expand 5G mobile services as they seek to offer converged connectivity services similar to Charter. Charter’s mobile and voice services compete with wireless and wireline phone providers, as well as other forms of communication, such as text, instant messaging, social networking services, video conferencing and email. Competition from these companies, including intensive marketing efforts with aggressive pricing, may have an adverse impact on Charter’s ability to attract and retain customers.

Charter’s video service faces competition from a number of sources, including DBS services, and companies that deliver linear network programming, movies and television shows on demand and other video content over broadband Internet connections to televisions, computers, tablets and mobile devices often with password sharing among multiple users and security that makes content susceptible to piracy. Newer products and services, particularly alternative methods for the distribution, sale and viewing of content may continue to be developed, further increasing the competition that Charter faces.

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

Charter’s network and information systems are also vulnerable to damage or interruption from power outages, telecommunications failures, accidents, natural disasters (including extreme weather arising from short-term or long-term changes in weather patterns), terrorist attacks and similar events. Charter’s system redundancy may be ineffective or inadequate, and Charter’s disaster recovery planning may not be sufficient for all eventualities.

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

Charter processes, stores and transmits large amounts of data, including the personal information of its customers. Ongoing increases in the potential for misuse of personal information, the public’s awareness of the importance of safeguarding personal information, and the volume of legislation that has been adopted or is being considered regarding the protection, privacy, and security of personal information have resulted in increases to Charter’s information-related risks. Charter could be exposed to significant costs if such risks were to materialize, and such events could damage Charter’s reputation, credibility and business and have a negative impact on its revenue. Charter could be subject to regulatory actions and claims made by consumers in private litigations involving privacy issues related to consumer data collection and use practices. Charter also could be required to expend significant capital and other resources to remedy any security breach.

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

Charter depends on a limited number of third-party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of its services and execute its network evolution and rural construction initiatives. Some of Charter’s hardware, software and operational support vendors and service providers represent its sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. Charter’s ability to provide some services and complete its network evolution and rural construction initiatives might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might interrupt or delay its ability to serve existing and new customers, if any of these parties experience or engage in the following:

●	breach or terminate or elect not to renew their agreements with Charter or otherwise fail to perform their obligations in a timely manner;
●	demand exceeds these vendors’ capacity;
●	tariffs or component supply conditions impact vendors' ability to perform their obligations or significantly increase the amount Charter pays;
●	experience operating or financial difficulties;
●	experience network or information system shutdowns or other service disruptions or security breaches;
●	significantly increase the amount Charter is required to pay (including demands for substantial non-monetary compensation) for necessary products or services; or
●	cease production or providing necessary software updates of any necessary product due to lack of demand, profitability or a change in ownership or are otherwise unable to provide the equipment or services Charter needs in a timely manner at its specifications and at reasonable prices.

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

The ability of some of Charter’s competitors to introduce new technologies, products and services more quickly than Charter may adversely affect its competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require Charter in the future to make additional research and development expenditures or to offer, at no additional charge or at a lower price, certain products and services that Charter currently offers to customers separately or at a premium. In addition, the uncertainty of Charter’s ability, and the costs, to obtain intellectual property rights from third parties could impact its ability to respond to technological advances in a timely and effective manner.

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

Programming costs are one of Charter’s largest expense items. While decreases in video customers combined with a change in the mix of customers choosing lower cost packages have offset total programming cost increases, Charter expects contractual programming rates per service subscriber to continue to increase in excess of customary inflationary and cost-of-living type increases as a result of annual increases pursuant to its programming contracts and contract renewals with programmers. Although Charter passes along amounts paid for local broadcast station retransmission consent to the majority of its video customers, the inability to fully pass programming cost increases on to video customers has had, and is expected in the future to have, an adverse impact on Charter’s cash flow and operating margins associated with the video product. In order to mitigate impacts to operating margins due to increasing programming rates, Charter continues to review its pricing and programming packaging strategies. Further, some programmers have begun to simulcast and/or move popular programming to programmer streaming applications which has created a competitive alternative to video subscription at lower price points that could, in turn, result in customer losses. Charter has obtained and will continue to seek to obtain access to many of these programmer streaming applications, where applicable, as it renews agreements, so that Charter may continue to include these in its customers’ video subscriptions and/or sell to broadband customers for a share of revenue.

Increases in the cost of sports programming and the amounts paid for local broadcast station retransmission consent have been the largest contributors to the growth in Charter’s programming costs over the last several years. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the retransmission consent regime, Charter is not allowed to carry the station’s signal without that station’s permission. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services, as well as increased fees for retransmission rights, may increase programming expenses, which could have an adverse effect on Charter’s business and financial results.

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

Charter is exposed to risks associated with the economic conditions of its current and potential customers, the potential financial instability of its customers and their financial ability to purchase its products. If there were a prolonged general economic downturn, Charter may experience increased cancellations or non-payment by its customers or unfavorable changes in the mix of products purchased. This may include an increase in the number of homes that replace their video service with Internet-delivered or over-air content, as well as an increase in the number of Internet and voice customers substituting mobile data and voice products for wireline services which would negatively impact Charter’s ability to attract customers, increase rates and maintain or increase revenue. In addition, Charter’s ability to gain new customers is dependent to some extent on growth in occupied housing in its service areas, which is influenced by both national and local economic conditions. Weak economic conditions may also have a negative impact on Charter’s advertising revenue. These events have adversely affected Charter in the past, and may adversely affect its cash flow, results of operations and financial condition in a future downturn.

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

Charter’s operational results have depended, and its future results will depend, upon the retention and continued performance of its management team. Charter’s ability to hire and retain key employees for management positions could be impacted adversely by the competitive environment for management talent in the broadband communications and technology industries. The loss of the services of key members of management and the inability to hire or delay in hiring new key employees could adversely affect Charter’s ability to manage its business and its future operational and financial results.

Charter has a significant amount of debt and expects to incur significant additional debt, including secured debt, in the future, as well as additional debt in connection with the Cox Transactions and the Combination, which could adversely affect its financial condition and its ability to react to changes in its business.

Charter has a significant amount of debt, with total principal amount of approximately $94.6 billion and a leverage ratio of 4.15 times Adjusted EBITDA as of December 31, 2025. Charter expects to (subject to applicable restrictions in its debt instruments) incur additional debt in the future as Charter plans to maintain leverage near the midpoint of its stated 4.0 to 4.5 times Adjusted EBITDA target leverage range (net debt divided by the last twelve months Adjusted EBITDA) in the period leading up to the closing of the Cox Transactions. As part of the Cox Transactions, Charter will fund the $4.0 billion of cash consideration using debt and will assume Cox Communications’ approximately $12.6 billion of net debt and finance leases. Charter plans to adjust its long-term target leverage range after the closing of the Cox Transactions to 3.5 to 3.75 times Adjusted EBITDA but will still have a significant amount of debt.

Charter’s significant amount of debt could have adverse consequences, such as:

●	impact its ability to raise additional capital at reasonable rates, or at all;
●	make it vulnerable to interest rate increases, in part because approximately 13% of its borrowings as of December 31, 2025 were, and may continue to be, subject to variable rates of interest;
●	expose it to increased interest expense to the extent it refinances existing debt with higher cost debt;
●	require it to dedicate a significant portion of its cash flow from operating activities to make payments on its debt, reducing its funds available for capital expenditures and other general corporate purposes;
●	limit its flexibility in planning for, or reacting to, changes in its business, the cable and telecommunications industries, and the economy at large;
●	place it at a disadvantage compared to its competitors that have proportionately less debt; and
●	adversely affect its relationship with customers and suppliers.

In addition, Charter expects to incur additional indebtedness in the future, including to refinance and/or in connection with the assumption of indebtedness of Cox Communications and/or its subsidiaries after the completion of the Cox Transactions as well as Liberty Broadband and/or its subsidiaries after the completion of the Combination. To the extent Charter’s current debt amounts increase more than expected, Charter’s operating results are lower than expected, or credit rating agencies downgrade its debt thereby increasing Charter’s costs of borrowing and potentially limiting its access to investment grade markets, or significant market disruptions occur, the related risks that Charter now faces will intensify.

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

The services Charter offers are subject to numerous laws and regulations that can increase operational and administrative expenses and reduce revenue, including, but not limited to, those covering the following:

●	the provision of high-speed Internet service, including regulating the price for low-income customers, network management, broadband labeling, broadband availability reporting, digital discrimination and transparency rules;
●	the provision of fixed and mobile voice communications, including rules for emergency communications, network and/or 911 outage reporting, CPNI safeguards and reporting, local number portability, efforts to limit unwanted robocalls, and, for mobile devices, hearing aid compatibility, safety and emission requirements;
●	the fees that must be included in Charter’s advertised prices and bills;
●	access by law enforcement;
●	cable franchise renewals and transfers;
●	the provisioning, marketing and billing of cable, Internet, mobile and voice equipment;
●	cybersecurity protection and practices, including customer and employee privacy and data security;
●	copyright royalties for retransmitting broadcast signals;
●	the circumstances when a cable system must carry a broadcast station and the circumstances when it first must obtain retransmission consent to carry a broadcast station;

●	the technical standard that Charter must use to carry broadcast stations;
●	limitations on Charter’s ability to enter into exclusive agreements with multiple dwelling unit complexes and control Charter’s inside wiring;
●	equal employment opportunity;
●	the resiliency of Charter’s networks to maintain service during and after disasters and power outages;
●	emergency alert systems, disability access, pole attachments, commercial leased access and technical standards;
●	marketing practices, customer service, and consumer protection; and
●	approval for mergers and acquisitions is often accompanied by the imposition of restrictions and requirements on an applicant's business in order to secure approval of the proposed transaction.

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

There are ongoing efforts to amend or expand the federal, state and local regulation of some of the services offered over Charter’s cable systems, particularly its retail broadband Internet access service. Potential legislative and regulatory changes could adversely impact its business by increasing costs and competition and limiting Charter’s ability to offer services in a manner that would maximize its revenue potential. These changes have in the past, and could in the future, include, but are not limited to, for example, the reclassification of Internet services as regulated telecommunications services or other utility-style regulation of Internet services; restrictions on how Charter manages its Internet access services and networks; the adoption of new customer service or service quality requirements for its Internet access services; the adoption of new privacy restrictions on its collection, use and disclosure of certain customer or employee information; new data security and cybersecurity mandates that could result in additional network and information security and cyber incident-reporting requirements for Charter’s business; new restraints on Charter’s discretion over programming decisions; new rules governing broadcast ownership that would result in higher rates for broadcast content; new restrictions on the rates Charter charges to consumers for one or more of the services or equipment options it offers, including Charter’s ability to offer promotions; changes to the cable industry’s compulsory copyright to retransmit broadcast signals; new requirements to assure the availability of navigation devices from third-party providers; new USF contribution obligations on Charter’s Internet service revenue that would add to the cost of that service; increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of its facilities; changes to the FCC’s administration of spectrum; and changes in the regulatory framework for VoIP telephone service, including the scope of regulatory obligations associated with Charter’s VoIP telephone service and its ability to interconnect its VoIP telephone service with incumbent providers of traditional telecommunications service.

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

In September 2025, following the Supreme Court decision that upheld the FCC’s system for funding and administering its Universal Service programs, a new petition for review was filed in the Fifth Circuit challenging two subsections of the statute governing the USF. Charter cannot predict the outcome of this case or any related actions of Congress and the FCC, which could adversely affect receipt of universal service funds, including FCC E-rate funds to serve schools and libraries and FCC Rural Health Care funds to serve eligible health care providers.

Charter’s current and past participation in state and federal programs that subsidize network construction in high-cost areas and service to schools or low-income consumers, and the provision of services to government agencies or entities, creates the risk of claims of Charter’s failure to adequately comply with the regulatory requirements of those programs or contracts. The FCC and various state and federal agencies and attorney generals may subject those programs, or other industry practices, to audits and investigations, which could result in enforcement actions, litigation, fines, settlements or reputational harm, and/or operational and financial conditions being placed on Charter, any of which could adversely affect its results of operations and financial condition.

If any laws or regulations are enacted that would expand the regulation of Charter’s services, they could affect Charter’s operations and require significant expenditures. Charter cannot predict future developments in these areas, and any changes to the regulatory framework for Charter’s Internet, mobile, video or voice services could have a negative impact on its business and results of operations.

It remains uncertain what rule changes, if any, will ultimately be adopted by Congress, the FCC, the FTC and/or state legislatures or state regulatory agencies, and what operating or financial impact any such rules might have on Charter, including on the operation of its broadband networks, customer privacy and the user experience.

Tax legislation and administrative initiatives or challenges to Charter’s tax and fee positions could adversely affect its results of operations and financial condition.

Charter offers services and operates cable systems in locations throughout the U.S. and, as a result, is subject to the tax laws and regulations of federal, state and local governments. From time to time, legislative and administrative bodies change laws and regulations that change Charter’s effective tax rate or tax payments. Certain states and localities have imposed or are considering imposing new or additional taxes or fees on Charter’s services or changing the methodologies or base on which certain fees and taxes are computed. Potential changes include additional taxes or fees on Charter’s services which could impact its customers, changes to income tax sourcing rules and other changes to general business taxes, central/unit-level assessment of property taxes and other matters that could increase Charter’s income, franchise, sales, use and/or property tax liabilities. In addition, federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. From time to time authorities challenge Charter’s tax positions and there can be no assurance that Charter’s tax positions will be successful in any such challenge.

Charter’s cable system franchises are subject to non-renewal or termination and are non-exclusive. The failure to renew a franchise or the grant of additional franchises in one or more service areas could adversely affect its business.

Charter’s cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance, and from time to time some franchisors have alleged that Charter has not complied with every aspect of its franchising agreements. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are usually granted for fixed terms and must be periodically renewed. Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, local franchises have not been renewed at expiration, and Charter has operated and is operating under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.

Additionally, although historically Charter has renewed its franchises without incurring significant costs, Charter cannot guarantee that it will be able to renew, or to renew as favorably, its franchises in the future. A termination of or a sustained failure to renew a franchise in one or more service areas could adversely affect Charter’s business in the affected geographic area.

Charter’s cable system franchises are non-exclusive. Consequently, local and state franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In some cases, local government entities and municipal utilities may legally compete with Charter on more favorable terms.

The Cox Transactions are subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Cox Transactions could have a material adverse effect on Charter.

The completion of the Cox Transactions is subject to a number of conditions, including, among other things, (i) the approval of the certificate amendment proposal by the affirmative vote of the holders of a majority of the aggregate voting power of the outstanding shares of Charter Class A common stock and Class B common stock, voting together as a single class; (ii) the approval of the share issuance proposal by the affirmative vote of the holders of a majority of the votes cast by the holders of Charter Class A common stock and Class B common stock, voting together as a single class; (iii) any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act, and any commitments by the parties not to close before a certain date under any timing agreement entered into with a government entity, in each case, with respect to the Cox Transactions shall have expired or been terminated (solely with respect to the obligations of the Charter parties to close, without the imposition of a burdensome condition); (iv) the receipt of certain other required regulatory approvals, including approval of the FCC and certain local franchise authority, state franchising and state public utility commission approvals (solely with respect to the obligations of the Charter parties to close, without the imposition of a burdensome condition); (v) the absence of any law, rule, executive order, decree, judgment, injunction or other order (whether temporary, preliminary or permanent) which makes unlawful, prohibits, delays, enjoins or otherwise prevents or restrains the completion of the Cox Transactions; (vi) each party’s representations and warranties being true and correct (subject to certain materiality and material adverse effect qualifications); (vii) the absence of a material adverse effect on each party; and (viii) each party having performed in all material respects its obligations under the Cox Transaction Agreement.

While the parties have agreed in the Cox Transaction Agreement to use reasonable best efforts to satisfy the closing conditions, the parties may not be successful in their efforts to do so. The failure to satisfy all of the required conditions could delay the completion of the Cox Transactions for a significant period of time or prevent completion from occurring at all. Any delay in completing the Cox Transactions could cause Charter not to realize some or all of the benefits of the Cox Transactions, or realize them on a different timeline than expected. There can be no assurance that the conditions in the Cox Transaction Agreement will be satisfied or (to the extent permitted) waived or that the Cox Transactions will be completed. In addition, subject to limited exceptions, either Charter or Cox Enterprises, Inc. may terminate the Cox Transaction Agreement if the Cox Transactions have not been consummated by the end date, so long as the terminating party’s failure to comply in all material respects with the Cox Transaction Agreement has not been a primary cause of the failure of the closing to occur on or before the end date.

If the Cox Transactions are not completed, Charter may be materially adversely affected, without realizing any of the anticipated benefits of having completed the Cox Transactions, and Charter will be subject to a number of risks, including the following:

●	the market price of Charter common stock could decline;
●	Charter could owe a substantial termination fee to Cox Enterprises, Inc. under certain circumstances;
●	if the Cox Transaction Agreement is terminated and Charter seeks another transaction, Charter may not find a party willing to enter into a transaction on terms comparable to or more attractive than the terms agreed to in the Cox Transaction Agreement;
●	time and resources, financial and other, committed by Charter and its subsidiaries’ management to matters relating to the Cox Transactions could otherwise have been devoted to pursuing other beneficial opportunities;
●	Charter and its subsidiaries may experience negative reactions from the financial markets or from its customers, suppliers, regulators or employees;
●	Charter will be required to pay certain costs relating to the Cox Transactions, such as legal, accounting, financial advisory, filing, printing and mailing fees, whether or not the Cox Transactions are completed;
●	Charter and Cox Communications are subject to restrictions on the conduct of their respective businesses prior to the closing, as set forth in the Cox Transaction Agreement, which may prevent Charter or Cox Communications, as applicable, from making certain acquisitions or taking other actions during the pendency of the Cox Transactions; and
●	Charter may experience reputational harm due to the adverse perception of any failure to successfully complete the Cox Transactions.

In addition, if the Cox Transactions are not completed, Charter could be subject to litigation related to any failure to complete the Cox Transactions or related to any enforcement proceeding commenced against it to perform its obligations under the Cox Transaction Agreement. Any of these risks could materially and adversely impact Charter’s financial condition, financial results and stock price.

Charter’s plans for funding the cash consideration and assuming indebtedness of Cox Communications may be adversely affected to the extent there are greater-than-expected increases in Charter’s indebtedness, lower-than-expected operating results, credit rating downgrades, or significant financial market disruptions.

Charter is obligated to fund $4.0 billion of cash consideration under the Cox Transaction Agreement which Charter expects to fund by incurring indebtedness, and expects to assume approximately $12.6 billion of Cox Communications’ outstanding net debt and finance leases in connection with the Cox Transactions, including Cox Communications’ outstanding unsecured notes as of closing (the “Cox Notes”). The indentures and supplemental indentures governing the Cox Notes contain certain negative covenants, including restrictions on the incurrence of secured indebtedness and indebtedness of restricted subsidiaries. If Charter’s indebtedness increases more than expected, its operating results are lower than expected, or significant financial markets disruptions occur, Charter’s cash on hand and available liquidity under its existing credit facilities may be insufficient to fund the cash portion of the consideration. Further, completion of the Cox Transactions may constitute a “change of control repurchase event” under the supplemental indentures governing certain of the Cox Notes if, in connection with the Cox Transactions, each of S&P Global Ratings, Moody’s Investors Service, Inc. and Fitch Ratings, Inc. downgrade the credit rating of certain series of Cox Notes to a rating below “investment grade” (regardless of whether the rating prior to such downgrade was “investment grade” or below “investment grade”) prior to 60 days following consummation of a change of control (which period may be extended in certain circumstances). In such a circumstance, Charter (or one of its subsidiaries that, at the time, is the primary obligor of such series of notes) would be required to offer to repurchase each applicable holder’s Cox Notes of such series at a purchase price in cash equal to 101% of the aggregate principal amount of such series of Cox Notes repurchased, plus accrued and unpaid interest. In the event of such ratings downgrades, Charter may require additional debt financing to fund such repurchases, which may not be available on terms acceptable to it, or at all. A failure to make the applicable change of control offer or to pay the applicable change of control purchase price when due would result in a default in respect of the applicable series of Cox Notes and could result in a default under the terms of other indebtedness of Charter and its subsidiaries.

Charter and Cox Communications are subject to contractual restrictions while the Cox Transactions are pending, which could adversely affect their respective businesses and operations.

Under the terms of the Cox Transaction Agreement, Charter and Cox Communications are subject to certain restrictions on the conduct of their respective businesses prior to the closing. Such limitations may affect Charter’s or Cox Communications’ ability to execute certain of their business strategies, including the ability in certain cases to amend their organizational documents, repurchase shares or declare dividends in certain circumstances, incur certain indebtedness or complete certain acquisitions and other transactions, which could adversely affect Charter or Cox Communications prior to the closing.

The risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Cox Transactions.

Charter will incur direct and indirect costs as a result of the Cox Transactions.

Charter will incur substantial expenses in connection with and as a result of completing the Cox Transactions, including advisory, legal and other transaction costs, and, following the completion of the Cox Transactions, Charter expects to incur additional expenses in connection with combining the companies. A portion of these costs have already been incurred or will be incurred regardless of whether the Cox Transactions are completed. Factors beyond Charter’s control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Charter’s management continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Cox Transactions. Although Charter expects that the realization of benefits related to the Cox Transactions will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

If Charter is not able to successfully integrate Cox Communications’ business within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Cox Transactions may not be realized fully, or at all, or may take longer to realize than expected. In such circumstances, in the event the Cox Transactions are completed, Charter may not perform as expected and the value of the Charter Class A common stock may be adversely affected.

Charter and Cox Communications have operated and, until completion of the Cox Transactions will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. After the consummation of the Cox Transactions, the combined company will have significantly more systems, assets, investments, businesses, customers and employees than each company did prior to the Cox Transactions. It is possible that the integration process could result in the loss of key Charter and/or Cox Communications employees, the loss of subscribers and customers, the disruption of the companies’ ongoing businesses or unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The process of integrating Cox Communications with the businesses Charter operated prior to the Cox Transactions will require significant capital expenditures and the expansion of certain operations and operating and financial systems. Management of each company will be required to devote a significant amount of time and attention to the integration process before the Cox Transactions are completed. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

●	integrating the companies’ operations and corporate functions;
●	integrating the companies’ technologies, networks and customer service platforms;
●	integrating and unifying the product offerings and services available to customers;
●	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
●	maintaining existing relationships and agreements with customers, providers, programmers and other vendors and avoiding delays in entering into new agreements with prospective customers, providers and vendors;
●	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
●	consolidating the companies’ administrative and information technology infrastructure;
●	coordinating programming and marketing efforts;
●	coordinating geographically dispersed organizations;
●	integrating information, purchasing, provisioning, accounting, finance, sales, billing, payroll, reporting and regulatory compliance systems;
●	integrating and unifying the product offerings and services available to customers, including customer premise equipment and video user interfaces;
●	managing a larger company than before the completion of the Cox Transactions; and
●	attracting and retaining the necessary personnel associated with the acquired assets.

Even if the new businesses are successfully integrated, it may not be possible to realize the benefits that are expected to result from the Cox Transactions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Cox Transactions may be offset by costs incurred or delays in integrating the businesses and increased operating costs. If the combined company fails to realize the anticipated benefits from the Cox Transactions, its liquidity, results of operations, financial condition and/or share price may be adversely affected. In addition, at times, the attention of certain members of Charter’s and/or Cox Communications’ management and resources may be focused on the completion of the Cox Transactions and the integration of the businesses and diverted from day-to-day business operations, which may disrupt each company’s business and the business of the combined company.

The market price of Charter Class A common stock may decline as a result of the Cox Transactions.

The market price of Charter Class A common stock may decline as a result of the Cox Transactions if, among other things, the costs of the Cox Transactions are greater than expected, Charter does not achieve the perceived benefits of the Cox Transactions as rapidly or to the extent anticipated by financial or industry analysts or the effect of the Cox Transactions on Charter’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. Any of these events may make it more difficult for Charter to sell equity or equity-related securities and have an adverse impact on the price of Charter Class A common stock.

The Cox Transactions raise other risks.

The pending Cox Transactions raise additional risks not described above. For additional information, see the definitive proxy statement with respect to the Cox Transactions, filed by Charter on July 2, 2025, including the sections entitled “Risk Factors” and “Where You Can Find More Information” included therein.

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

The fair value of our investment in Charter, on an as-converted basis, was approximately $8.7 billion as of December 31, 2025, which represents 98% of our total assets as of December 31, 2025. As a result, our stock price will continue to be directly affected by the results of operations of Charter and the developments in its business.

Although our Series B common stock is quoted on the OTC Markets, there is no meaningful trading market for the stock.

Our Series B common stock is not widely held, with approximately 69% of the outstanding shares beneficially owned by John C. Malone, the Chairman of our board of directors, as of January 31, 2026. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of "bid" and "ask" quotations, and market conditions. Each share of the Series B common stock is convertible, at any time at the option of the holder, into one share of our Series A common stock, which is listed and traded on the Nasdaq Global Select Market under the symbol "LBRDA."

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

In addition, John C. Malone currently beneficially owns shares representing the power to direct approximately 16% of the aggregate voting power in our company, due to his beneficial ownership of approximately 69% of the outstanding shares of our Series B common stock as of January 31, 2026.

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

Sales of, or hedging transactions such as collars relating to, shares of our common stock by our Chairman of the board of directors, or any of our other directors or executive officers, could cause a perception in the marketplace that the stock price of the relevant shares has peaked or that adverse events or trends have occurred or may be occurring at our company or the group to which the shares relates. This perception can result notwithstanding any personal financial motivation for these transactions. As a result, insider transactions could depress the market price for shares of our common stock.

Factors Relating to the Proposed Transactions

If the treatment of the Combination as a “reorganization” within the meaning of Section 368(a) of the Code is challenged by the IRS or the IRS disagrees with the intended tax treatment of any proceeds we receive from the repurchase of Charter shares or certain loans we receive from Charter, the Combination may result in additional tax liability for us or our stockholders.

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

Management of both Charter and us may be required to divert a disproportionate amount of attention away from their respective day-to-day activities and operations, and devote time and effort to consummating the Combination. The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the Combination. In particular, this risk is heightened by the fact that the parties have agreed to a closing to occur contemporaneously with the Cox Transactions (subject to the satisfaction or waiver of the conditions to closing), unless terminated in accordance with the Merger Agreement or otherwise agreed, and subject to adjustment in connection with certain tax law changes that may be proposed following the date of the Merger Agreement, in each case as set forth in the Merger Agreement. These factors could adversely affect the financial position or results of operations of Charter and us, regardless of whether the Combination is completed.

We are subject to contractual restrictions while the Transactions are pending, which could adversely affect our business.

The Merger Agreement imposes certain restrictive interim covenants on us during the pendency of the Merger Agreement. For instance, subject to certain exceptions set forth in the Merger Agreement, the consent of the special committee of the board of directors of Charter (on behalf of Charter) is required in respect of, among other things, amendments to our organizational documents, the incurrence of certain debt for borrowed money, payments of certain dividends with respect to our capital stock, certain issuances of shares of our capital stock, and payments of certain liabilities. These restrictions may prevent us from taking certain actions during the period from the date of the Merger Agreement to the effective time of the Combination, including to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. In addition, this risk is heightened by the fact that the parties have agreed to a closing to occur contemporaneously with the Cox Transactions (subject to the satisfaction or waiver of the conditions to closing), unless terminated in accordance with the Merger Agreement or otherwise agreed, and subject to adjustment in connection with certain tax law changes that may be proposed following the date of the Merger Agreement, in each case as set forth in the Merger Agreement.

The Transactions are subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Transactions could negatively impact our business and/or financial results and cause the stock price of our common stock to decline, perhaps significantly.

The completion of the Transactions is subject to a number of conditions, including customary closing conditions. We cannot make any assurances that the Transactions will be completed on the terms or timeline currently contemplated, or at all. Some of the conditions to the completion of the Transactions are outside our control and outside the control of other parties to the Transactions. We have and will continue to expend time and resources and incur expenses related to the proposed Transactions.

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

To manage and mitigate material risks from cybersecurity threats to our information systems and data, we implement and maintain various technical, physical and organizational measures, processes and policies. These measures include risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our IT, Security and other departments, encryption of data, network security controls, access controls, physical security, asset management, system monitoring, vendor risk management program, employee cybersecurity awareness and training, phishing tests, and penetration testing. Cybersecurity awareness training is also made available to our board of directors.

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have cybersecurity incident response frameworks in place at the corporate level. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, resolution and reporting of cybersecurity incidents both internally and externally, as necessary.

To operate our business, we utilize certain third-party service providers to perform a variety of operational functions. We have implemented a third-party risk management program to evaluate the cybersecurity practices of higher risk vendors and vendors that encounter our systems or data. We additionally engage and retain third-party consultants, legal advisors and assessors to keep us appraised of emerging third-party risk, defense and mitigation strategies, and governance best practices.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

For additional information on our cybersecurity risks, see Part I, Item 1A. “Risk Factors” under the section entitled “Cyberattacks or other network disruptions could have an adverse effect on our company" in this Annual Report on Form 10-K.

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

Role of Management

Through our services agreement with Liberty discussed in Part I, Item 1. “Business” of this Annual Report on Form 10-K, we have established a cross functional Information Security Steering Committee (“ISSC”) with executives from our Legal, Accounting, Internal Audit and Risk Management, Cybersecurity and Technology departments. The ISSC has management oversight responsibility for assessing and managing technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks at the corporate level and our subsidiaries.

Our management team’s experience includes a diverse background in telecom, media and other industries, with decades of combined experience in various aspects of cybersecurity. Liberty’s Head of Cybersecurity has more than 15 years of cybersecurity, information technology, and risk management experience and has worked at and with a variety of companies, including large publicly traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, customer payment systems and telecommunications networks used by customers to transmit data. In addition to industry and technical experience, the personnel who support Liberty’s information security also have relevant education, professional certifications, and ongoing training to keep pace with the evolving threat landscape.

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

The following table sets forth the quarterly range of high and low sales prices of our Series B common stock for the years ended December 31, 2025 and 2024. There is no established public trading market for our Series B common stock, which is quoted on the OTC Markets. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Liberty Broadband Corporation
	Series B common stock (LBRDB)
	High	Low
2024
First quarter	$79.00	56.50
Second quarter	$55.03	50.50
Third quarter	$78.00	59.50
Fourth quarter	$99.00	75.26

2025
First quarter	$86.00	73.00
Second quarter	$100.25	71.75
Third quarter	$99.00	63.00
Fourth quarter	$55.24	45.26

Holders

As of January 31, 2026, there were 554, 67 and 1,943 holders of our Series A, Series B and Series C common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, which is currently restricted by the Merger Agreement, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

As of December 31, 2025, the Company had $1.7 billion available to be used for share repurchases under the Company’s share repurchase program, which is currently restricted by the Merger Agreement.

There were no repurchases of Liberty Broadband Series A, Series B or Series C common stock or Liberty Broadband Series A cumulative redeemable preferred stock (“Liberty Broadband preferred stock”) during the three months ended December 31, 2025.

During the three months ended December 31, 2025, zero shares of Liberty Broadband Series A common stock, zero shares of Liberty Broadband Series B common stock, 368 shares of Liberty Broadband Series C common stock and zero shares of Liberty Broadband preferred stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is primarily comprised of an equity method investment in Charter Communications, Inc. (“Charter”).

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

On December 18, 2020, the original GCI Liberty, Inc. (“prior GCI Liberty”), the previous parent company of GCI, was acquired by Liberty Broadband.

In July 2025, Liberty Broadband and its subsidiaries completed an internal reorganization preceding the GCI Divestiture to transfer the GCI Business (as defined below) to GCI Liberty, Inc. (“GCI Liberty”). Following the internal reorganization, GCI Liberty owns, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business (collectively, “GCI”). GCI Liberty was a wholly owned subsidiary of Liberty Broadband until the GCI Divestiture, which was completed on July 14, 2025. GCI Liberty is presented as a discontinued operation in the Company’s consolidated financial statements. See note 2 to the accompanying consolidated financial statements for details of the GCI Divestiture.

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. Liberty Broadband controls 25.01% of the aggregate voting power of Charter.

Recent Events

Charter Combination

On November 12, 2024, the Company entered into a definitive agreement (the “Merger Agreement”) under which Charter has agreed to acquire Liberty Broadband (the “Combination”, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). Under the terms of the Merger Agreement, each holder of Liberty Broadband Series A common stock, Series B common stock, and Series C common stock (collectively, “Liberty Broadband common stock”) will receive 0.236 of a share of Charter Class A common stock per share of Liberty Broadband common stock held, with cash to be paid in lieu of fractional shares. Each holder of Liberty Broadband Series A cumulative redeemable preferred stock (“Liberty Broadband preferred stock”) will receive one share of newly issued Charter Series A cumulative redeemable preferred stock (“Charter preferred stock”) per share of Liberty Broadband preferred stock held. The Charter preferred stock will substantially mirror the current terms of the Liberty Broadband preferred stock, including a mandatory redemption date of March 8, 2039. At the special meeting held on February 26, 2025, the requisite holders of Liberty Broadband’s Series A common stock, Series B common stock and Series A cumulative redeemable preferred stock approved the adoption of the Merger Agreement, pursuant to which, among other things, Liberty Broadband will combine with Charter and divested the business of GCI (the “GCI Business”).

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”) to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter is intended to repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permissable, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment, in each case, subject to certain conditions. Liberty Broadband will remain subject to the existing voting cap of 25.01% as further described in Part I, Item 1. “Business – Ownership Interests” of this Annual Report. Proceeds from share repurchases applied to debt service are expected to be tax free.

On May 16, 2025, Charter and Cox Enterprises, Inc. (“Cox”) announced that they entered into a definitive agreement to combine their businesses (the “Cox Transactions”). In connection with this transaction, Liberty Broadband has agreed to accelerate the closing of the Combination to occur contemporaneously with the Cox Transactions. There are no changes to any other transaction terms of the pending Liberty Broadband and Charter transaction.

GCI Divestiture

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

Pursuant to the Separation and Distribution Agreement, the GCI Divestiture was accomplished by means of a distribution by Liberty Broadband of 0.20 of a share of GCI Liberty’s Series A, B and C GCI Group common stock, (collectively, the “GCI Group common stock”), for each whole share of the corresponding series of Liberty Broadband common stock held as of June 30, 2025 by the holder thereof. The distribution of the GCI Group common stock was completed on July 14, 2025. As a result of the GCI Divestiture, GCI Liberty is an independent, publicly traded company and its businesses, assets and liabilities initially consist of 100% of the outstanding equity interests in GCI.

In connection with the GCI Divestiture, Liberty Broadband entered into certain agreements with GCI Liberty, including the Separation and Distribution Agreement, pursuant to which, among other things, Liberty Broadband and GCI Liberty will indemnify each other against certain losses that may arise, a tax sharing agreement (the “GCI Tax Sharing Agreement”) and a tax receivables agreement (the “GCI Tax Receivables Agreement”). The GCI Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and GCI Liberty, and the GCI Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and GCI Liberty with respect to certain tax matters.

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

Other

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA contains numerous business tax provisions with varying effective dates in 2025, 2026, and 2027. During the third quarter of 2025, we incorporated the accounting impacts from the law change in our financial statements resulting in no material impact to income tax expense of our continuing operations.

Strategies and Challenges

Executive Summary

Charter is a leading broadband connectivity company with services available to 58 million homes and small to large businesses across 41 states through its Spectrum brand. Founded in 1993, Charter has evolved from providing cable TV to streaming, and from high-speed Internet to a converged broadband, WiFi and mobile experience. Over the Spectrum Fiber Broadband Network and supported by its 100% United States (“U.S.”)-based employees, Charter offers Seamless Connectivity and Entertainment with Spectrum® Internet, Mobile, TV and Voice products. At December 31, 2025, Liberty Broadband owned approximately 41.5 million shares of Charter Class A common stock, representing an approximate 32.8% economic ownership interest in Charter’s issued and outstanding shares.

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

Current Trends Affecting Our Business

Charter must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of its products and services. Charter must be able to incorporate new technologies into its products and services in order to address the needs of customers.

Charter

Charter faces intense competition for residential customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants. With respect to its residential business, Charter competes with other providers of Internet access, telephone and mobile services, video and other sources of home entertainment. Charter’s principal competitors for Internet services are the broadband services provided by companies, including fiber-to-the-home, fixed wireless broadband, Internet delivered via satellite and digital subscriber line services. In addition, commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. In addition, providers are constructing open access networks that can deliver services from multiple underlying Internet service providers. These options offer alternatives to cable-based Internet access. Charter’s principal competitors for voice and mobile services are other mobile and wireline phone providers, including AT&T, Verizon and T-Mobile, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which Charter operates its residential voice service. Charter’s principal competitors for video services are virtual multichannel video programming distributors such as YouTube TV, Hulu Plus Live TV, Sling TV, Philo and DirecTV Stream, as well as direct broadcast satellite service providers.

During the year ended December 31, 2025, Charter added 1.9 million mobile lines while Internet and video losses improved as compared to the prior year period. Sales were challenged by the competitive environment but were offset by lower customer churn. Charter remains focused on improving customer results through its brand platform, Life Unlimited, which emphasizes the power of Charter’s advanced fiber-powered network and cutting-edge connectivity products and services and its simplified pricing and packaging strategy that better utilizes its seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth.

Charter’s Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. Charter has completed deals with major programmers to deliver better flexibility and greater value to customers by including seamless entertainment applications with certain of its Spectrum TV packages at no additional cost. In July 2025, Charter began launching the sale of these seamless entertainment applications to customers on an à la carte basis and recently launched the Spectrum App Store, a digital storefront that helps customers activate, upgrade, buy and manage their streaming applications in one place. Charter also continues to evolve other elements of its video product and is deploying Xumo Stream Boxes to new video customers.

Charter’s customer commitments focus on reliable connectivity, transparency, exceptional service and always improving. By continually improving its product set and offering consumers the opportunity to save money by switching to Charter’s services, Charter believes it can continue to penetrate its expanding footprint and sell additional products to existing customers. Charter sees operational benefits from the targeted investments made in employee wages and benefits to build employee skill sets and tenure, as well as the continued investments in digitization of its customer service platforms, all with the goal of improving the customer experience, reducing transactions and driving customer growth and retention.

Charter spent $2.2 billion on its subsidized rural construction initiative during the year ended December 31, 2025 and activated approximately 483,000 subsidized rural passings. Charter currently offers Spectrum Internet products with speeds up to 1 gigabits per second across its entire footprint and multi-gigabit speeds in a portion of its footprint. Charter’s network evolution initiative remains on track to deliver symmetrical and multi-gigabit speeds across its entire footprint with convergence everywhere it operates.

Results of Operations—Consolidated

General. Provided in the table below is information regarding our consolidated Operating Results and Other Income and Expense.

A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

	Years ended December 31,
	2025	2024

	amounts in millions
Operating costs and expenses:
General and administrative	$31	35
Stock-based compensation	5	15
Operating income (loss)	(36)	(50)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(110)	(145)
Share of earnings (losses) of affiliate	(3,062)	1,323
Gain (loss) on dilution of investment in affiliate	(96)	(32)
Realized and unrealized gains (losses) on financial instruments, net	51	(125)
Other, net	(1)	12
Earnings (loss) before income taxes	(3,254)	983
Income tax benefit (expense)	923	(187)
Net earnings (loss) from continuing operations	$(2,331)	796

General and administrative

General and administrative expense decreased $4 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to decreased professional service fees related to the Transactions.

Stock-based compensation

Stock-based compensation expense decreased $10 million for the year ended December 31, 2025, as compared to the same period in 2024. The decrease in stock-based compensation expense was primarily because of decreased grant activity, as currently restricted under the Merger Agreement, and certain prior period grants completing their vesting schedules.

Operating Income (Loss)

Consolidated operating loss improved $14 million for the year ended December 31, 2025, as compared to the same period in 2024, due to the above explanations.

Other Income and Expense:

Components of Other income (expense) are presented in the table below.

	Years ended December 31,
	2025	2024

	amounts in millions
Other income (expense):
Interest expense	$(110)	(145)
Share of earnings (losses) of affiliate	(3,062)	1,323
Gain (loss) on dilution of investment in affiliate	(96)	(32)
Realized and unrealized gains (losses) on financial instruments, net	51	(125)
Other, net	(1)	12
	$(3,218)	1,033

Interest expense

Interest expense decreased $35 million during the year ended December 31, 2025, as compared to the same period in 2024. The decrease was driven by lower interest rates on our variable rate debt, as well as lower amounts outstanding of exchangeable senior debentures.

Share of earnings (losses) of affiliate

Share of losses from affiliate increased $4,385 million during the year ended December 31, 2025, as compared to the same period in 2024. Due to a sustained decline in Charter’s share price, we recorded a $4.4 billion impairment loss on our equity method investment in Charter during the fourth quarter of 2025, reducing our investment balance to fair value determined using Charter’s share price, which is a Level 1 fair value input. The impairment reflects an other than temporary decline in our investment in Charter’s fair value. We will continue to monitor Charter’s share price, among other relevant considerations, to determine if the carrying value of our investment is appropriate. Future declines in share price could result in additional impairments, which could be material.

Share of earnings (losses) from affiliates is attributable to the Company’s ownership interest in Charter. Upon the Company’s initial investment in Charter, the Company allocated the excess basis, between the book basis of Charter and fair value of the shares acquired and ascribed remaining useful lives of 7 years and 13 years to property and equipment and customer relationships, respectively, and indefinite lives to franchise fees, trademarks and goodwill. As of December 31, 2025, property and equipment and customer relationships have weighted average remaining useful lives of approximately 2 years and 6 years, respectively. Outstanding debt is amortized over the contractual period using the straight-line method. Amortization related to debt and intangible assets with identifiable useful lives is included in the Company’s share of earnings (losses) from affiliates line item in the accompanying consolidated statements of operations and aggregated $266 million and $303 million, net of related taxes, for the years ended December 31, 2025 and 2024, respectively.

The following is a discussion of Charter’s standalone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations. Charter is a separate publicly traded company and additional information about Charter can be obtained through its website and public filings, which are not incorporated by reference. The amounts included in the table below, derived from Charter’s public filings, represent Charter’s results for each of the years ended December 31, 2025 and 2024.

	Years ended December 31,
	2025	2024

	amounts in millions
Revenue	$54,774	55,085
Operating costs and expenses (excluding depreciation and amortization)	(33,155)	(33,294)
Depreciation and amortization	(8,711)	(8,673)
Operating income (loss)	12,908	13,118
Other income (expense), net	(5,450)	(5,616)
Net income (loss) before income taxes	7,458	7,502
Income tax benefit (expense)	(1,692)	(1,649)
Net income (loss)	$5,766	5,853

Charter’s revenue decreased $311 million during the year ended December 31, 2025, as compared to the same period in 2024, primarily due to lower customers, higher seamless entertainment allocation and lower advertising sales, partly offset by mobile line growth and higher average revenue per customer.

During the year ended December 31, 2025, operating costs and expenses, excluding depreciation and amortization, decreased $139 million, as compared to the same period in 2024, primarily due to lower programming costs as a result of a higher mix of lower cost video packages within Charter’s video customer base and fewer video customers as well as costs allocated to seamless entertainment applications and netted within video revenue, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent. This decrease was partially offset by higher mobile service direct costs and mobile device sales due to an increase in mobile lines, as well as higher costs for marketing and residential sales due to a change in sales mix to higher cost sales channels. It was further offset by increases in other operating expenses, including higher merger and acquisition costs and increased losses on the disposal of assets in 2025 as compared to the same period in 2024.

Depreciation and amortization expense increased $38 million during the year ended December 31, 2025, as compared to the same period in 2024, primarily as a result of more recent capital expenditures, partly offset by certain assets becoming fully depreciated.

Charter’s operating income decreased $210 million during the year ended December 31, 2025, as compared to the same period in 2024, for the reasons described above.

Other expense, net decreased $166 million during the year ended December 31, 2025, as compared to the same period in 2024. The decrease in other expenses, net were primarily driven by decreased interest expense due to a decrease in weighted average interest rates and debt.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased $64 million during the year ended December 31, 2025, as compared to the same period in 2024. The loss on dilution of investment in affiliate increased primarily due to an increase in issuance of Charter common stock from the exercise of stock options and restricted stock units held by employees and other third parties at lower share prices than in the prior year, partially offset by net gains on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during both the years ended December 31, 2025 and 2024, although a significantly smaller offsetting gain in 2025.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2025	2024

	amounts in millions
Exchangeable senior debentures	$51	(108)
Other	—	(17)
	$51	(125)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 5 and 7 to the accompanying consolidated financial statements for additional discussion). During the year ended December 31, 2025, realized and unrealized gains (losses) included $53 million of previously unrecognized gains related to the retirement of the 3.125% Exchangeable Senior Debentures due 2054. The additional changes in realized and unrealized gains (losses) for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to the change in fair value of the debentures outstanding for the respective periods related to changes in market price of the underlying Charter stock.

Other, net

Other, net loss increased $13 million for the year ended December 31, 2025, as compared to the same period in 2024. The change was primarily due to a tax sharing receivable with QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”). The tax sharing receivable with QVC Group resulted in tax sharing losses of $9 million and tax sharing income of $3 million for the years ended December 31, 2025 and 2024, respectively. See more discussion about the tax sharing agreement with QVC Group in note 1 to the accompanying consolidated financial statements.

Income taxes

Earnings (loss) before income taxes and income tax benefit (expense) are as follows:

	Years ended December 31,
	2025	2024

	amounts in millions
Earnings (loss) before income taxes	$(3,254)	983
Income tax benefit (expense)	923	(187)
Effective income tax rate	28%	19%

Our effective tax rate for the years ended December 31, 2025 and 2024 was different than the federal tax rate of 21% primarily due to non-taxable proceeds from Charter share repurchases received pursuant to the Merger Agreement.

Net earnings (loss) from continuing operations

We had net losses from continuing operations of $2,331 million and net earnings from continuing operations of $796 million for the years ended December 31, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2025, substantially all of our cash, cash equivalents, restricted cash and restricted cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

We discuss below both potential sources and use of liquidity, however, while the Transactions are pending, we are currently subject to certain contractual restrictions and therefore may not be able to take some or all of the actions described below.

The following are potential sources of liquidity: available cash balances, monetization of investments (including Charter Repurchases (as defined in note 6 to the accompanying consolidated financial statements and discussed below)), outstanding or anticipated debt facilities (as discussed in note 7 to the accompanying consolidated financial statements), loans from Charter pursuant to the Merger Agreement and Stockholders and Letter Agreement Amendment, and dividend and interest receipts.

As of December 31, 2025, Liberty Broadband had a cash and cash equivalents balance of $57 million.

	Years ended December 31,
	2025	2024

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$(327)	(174)
Net cash provided by (used in) investing activities	$1,207	323
Net cash provided by (used in) financing activities	$(940)	(74)

The increase in cash used in operating activities in 2025, as compared to the same period in 2024, was primarily driven by timing differences in working capital accounts.

During the years ended December 31, 2025 and 2024, net cash flows provided by investing activities were primarily related to the sale of Charter Class A common stock for $1,200 million and $335 million, respectively. In February 2021, Liberty Broadband entered into the Letter Agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 6 to the accompanying consolidated financial statements). Further, simultaneously with the Merger Agreement in November 2024, the Company entered into the Stockholders and Letter Agreement Amendment that provides that Charter is intended to repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million, and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permissible, then Charter shall instead loan to Liberty Broadband in an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment, in each case, subject to certain conditions. From and after the date the 3.125% Debentures due 2053 (as defined in note 7 to the accompanying consolidated financial statements) are no longer outstanding, the amount of monthly repurchases would instead be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility (as defined in note 7 to the accompanying consolidated financial statements). Pursuant to this agreement, the Company expects the Charter Repurchases to be a significant source of liquidity in future periods.

During the year ended December 31, 2025, net cash flows used in financing activities were primarily to settle the 3.125% Debentures due 2054 for $952 million.

During the year ended December 31, 2024, net cash flows used in financing activities were primarily for the repurchase of approximately $300 million in aggregate principal amount of the 3.125% Debentures due 2053 (as described more fully in note 7 to the accompanying consolidated financial statements) and net repayments of approximately $670 million on the Margin Loan Facility, partly offset by the issuance of $860 million aggregate original principal amount of the 3.125% Debentures due 2054. Additionally, net cash flows used in financing activities included repurchases of Liberty Broadband Series A and Series C common stock of $89 million. The net cash flows used in financing activities were partly offset by a distribution received from a former subsidiary of $150 million.

The projected uses of cash and restricted cash in the next year are debt service and repayment, approximately $80 million for interest payments on outstanding debt, approximately $15 million for Liberty Broadband preferred stock dividends, transaction-related expenses and to reimburse Liberty for amounts due under various agreements. We expect corporate cash and other available sources of liquidity as discussed above to cover corporate expenses for the foreseeable future.

Off-Balance Sheet Arrangements and Material Cash Requirements

We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made, except for those matters disclosed in notes 8 and 11 to the accompanying consolidated financial statements.

Information concerning the amount and timing of current and long-term material cash requirements, both accrued and off-balance sheet, excluding loss contingencies and uncertain tax positions, if any, where it is indeterminable when payments will be made, is summarized below:

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years

	amounts in millions
Material Cash Requirements
Debt (1)	$1,755	—	790	—	965
Preferred stock liquidation value	180	—	—	—	180
Interest expense and preferred stock dividends (2)	1,062	92	110	86	774
Total	$2,997	92	900	86	1,919
(1)	Amounts are reflected in the table at the outstanding principal amount at December 31, 2025, assuming the debt instrument will remain outstanding until the stated maturity date and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2025, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2025 rates and (iii) assume that our existing debt is repaid at contractual maturity.

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

Due to a sustained decline in Charter’s share price, we recorded a $4.4 billion impairment loss on our equity method investment in Charter during the fourth quarter of 2025, reducing our investment balance to fair value determined using Charter’s share price, which is a Level 1 fair value input. The impairment reflects an other than temporary decline in our investment in Charter’s fair value. We will continue to monitor Charter’s share price, among other relevant considerations, to determine if the carrying value of our investment is appropriate. Future declines in share price could result in additional impairments, which could be material.

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

As of December 31, 2025, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$790	5.5%	$965	3.1%

Our investment in Charter (our equity method affiliate) is publicly traded and not generally reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Liberty Broadband Corporation are filed under this Item, beginning on Page II-18. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), and under the oversight of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Executives concluded the Company's disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-14 for Management's Report on Internal Control Over Financial Reporting.

See page II-15 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, the Company's internal control over financial reporting is effective.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page II-15 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Broadband Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Broadband Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 4, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 4, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Broadband Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Broadband Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 4, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Equity method accounting for the Company’s investment in Charter

As discussed in notes 3 and 6 to the consolidated financial statements, the Company has recorded an investment in Charter of $8,670 million as of December 31, 2025, accounted for using the equity method. The investment represents approximately 98.2% of the total assets of the Company as of December 31, 2025. The investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses as they occur, including any impairments of Charter that are considered other than temporary and for additional purchases and sales of Charter shares. The Company’s investment in Charter differs from the underlying equity of Charter which results in excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s investee within memo accounts used for equity method accounting.

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

Denver, Colorado
February 4, 2026

LIBERTY BROADBAND CORPORATION

Consolidated Balance Sheets

December 31, 2025 and 2024

	2025	2024

	amounts in millions,
	except share amounts
Assets
Current assets:
Cash and cash equivalents	$57	89
Restricted cash and other current assets	46	19
Current assets of discontinued operations	—	315
Total current assets	103	423
Investment in Charter, accounted for using the equity method (note 6)	8,670	13,057
Restricted cash and other assets, net	57	135
Non-current assets of discontinued operations	—	3,072
Total assets	8,830	16,687

Liabilities and Equity
Current liabilities:
Taxes payable	23	—
Current portion of debt, including $956 and zero measured at fair value, respectively (note 7)	956	—
Other current liabilities	8	10
Current liabilities of discontinued operations	—	190
Total current liabilities	987	200
Long-term debt, net, including zero and $1,897 measured at fair value, respectively (note 7)	790	2,687
Deferred income tax liabilities (note 8)	1,155	2,028
Preferred stock (note 9)	200	201
Non-current liabilities of discontinued operations	—	1,763
Total liabilities	3,132	6,879

Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,254,690 and 18,251,013 at December 31, 2025 and December 31, 2024, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 386,988 and 2,007,705 at December 31, 2025 and December 31, 2024, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 124,856,052 and 123,022,488 at December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,646	3,007
Accumulated other comprehensive earnings (loss), net of taxes	15	73
Retained earnings	4,036	6,712
Total stockholders' equity	5,698	9,793
Non-controlling interests	—	15
Total equity	5,698	9,808
Commitments and contingencies (note 11)
Total liabilities and equity	$8,830	16,687

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023

	amounts in millions,
	except per share amounts

Operating costs and expenses:
General and administrative, including stock-based compensation	$36	50	39
Operating income (loss)	(36)	(50)	(39)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(110)	(145)	(155)
Share of earnings (losses) of affiliate (note 6)	(3,062)	1,323	1,155
Gain (loss) on dilution of investment in affiliate (note 6)	(96)	(32)	(60)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	51	(125)	(101)
Other, net	(1)	12	23
Earnings (loss) before income taxes	(3,254)	983	823
Income tax benefit (expense)	923	(187)	(175)
Net earnings (loss) from continuing operations	(2,331)	796	648
Net earnings (loss) from discontinued operations	(345)	73	40
Net earnings (loss)	$(2,676)	869	688
Basic net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$(16.30)	5.57	4.44
Basic net earnings (loss) from discontinued operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$(2.41)	0.51	0.27
Diluted net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$(16.30)	5.57	4.41
Diluted net earnings (loss) from discontinued operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$(2.41)	0.51	0.27

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

	amounts in millions
Net earnings (loss)	$(2,676)	869	688
Other comprehensive earnings (loss), net of taxes:
Credit risk on fair value debt instruments gains (loss)	(7)	29	44
Recognition of previously unrealized losses (gains) on debt instruments, net	(42)	(8)	(1)
Other	(9)	—	—
Other comprehensive earnings (loss) from continuing operations	(58)	21	43
Other comprehensive earnings (loss) from discontinued operations	—	—	—
Comprehensive earnings (loss)	$(2,734)	890	731

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(2,676)	869	688
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
(Earnings) loss from discontinued operations	345	(73)	(40)
Stock-based compensation	5	15	15
Share of (earnings) losses of affiliate, net	3,062	(1,323)	(1,155)
(Gain) loss on dilution of investment in affiliate	96	32	60
Realized and unrealized (gains) losses on financial instruments, net	(51)	125	101
Deferred income tax expense (benefit)	(851)	180	155
State indemnification paid to GCI Liberty	(91)	—	—
Changes in operating assets and liabilities:
Current and other assets	11	11	(22)
Payables and other liabilities	(3)	(14)	(38)
Taxes payable	(174)	4	(25)
Net cash provided by (used in) operating activities	(327)	(174)	(261)
Cash flows from investing activities:
Cash received for Charter shares repurchased by Charter	1,200	335	394
Cash released from escrow related to dispositions	—	—	23
Purchase of investments	—	—	(53)
Other investing activities, net	7	(12)	—
Net cash provided by (used in) investing activities	1,207	323	364
Cash flows from financing activities:
Borrowings of debt	695	984	1,501
Repayments of debt	(1,647)	(1,094)	(1,610)
Repurchases of Liberty Broadband common stock	—	(89)	(227)
Indemnification payment to QVC Group	—	—	(45)
Distribution from former subsidiary	—	150	65
Other financing activities, net	12	(25)	2
Net cash provided by (used in) financing activities	(940)	(74)	(314)
Net cash provided by (used in) discontinued operations:
Cash provided by (used in) operating activities	247	278	277
Cash provided by (used in) investing activities	(115)	(193)	(214)
Cash provided by (used in) financing activities	(206)	(107)	(76)
Net cash provided by (used in) by discontinued operations	(74)	(22)	(13)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(134)	53	(224)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	229	176	400
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$95	229	176

See accompanying notes to consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Consolidated Statements of Equity

Years ended December 31, 2025, 2024 and 2023

					Accumulated	Retained	Noncontrolling
				Additional	other	earnings	interest in
	Common stock			paid-in	comprehensive	(accumulated	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	deficit)	subsidiaries	equity

	amounts in millions
Balance at December 31, 2022	$—	—	1	3,318	9	5,155	18	8,501
Net earnings (loss)	—	—	—	—	—	688	—	688
Other comprehensive earnings (loss), net of taxes	—	—	—	—	43	—	—	43
Stock-based compensation	—	—	—	34	—	—	—	34
Liberty Broadband stock repurchases	—	—	—	(227)	—	—	—	(227)
Noncontrolling interest activity at Charter and other	—	—	—	(18)	—	—	2	(16)
Balance at December 31, 2023	—	—	1	3,107	52	5,843	20	9,023
Net earnings (loss)	—	—	—	—	—	869	—	869
Other comprehensive earnings (loss), net of taxes	—	—	—	—	21	—	—	21
Stock-based compensation	—	—	—	28	—	—	—	28
Liberty Broadband stock repurchases	—	—	—	(89)	—	—	—	(89)
Noncontrolling interest activity at Charter and other	—	—	—	(39)	—	—	(5)	(44)
Balance at December 31, 2024	—	—	1	3,007	73	6,712	15	9,808
Net earnings (loss)	—	—	—	—	—	(2,676)	—	(2,676)
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(58)	—	—	(58)
Stock-based compensation	—	—	—	12	—	—	—	12
GCI Divestiture	—	—	—	(1,357)	—	—	(18)	(1,375)
Noncontrolling interest activity at Charter and other	—	—	—	(16)	—	—	3	(13)
Balance at December 31, 2025	$—	—	1	1,646	15	4,036	—	5,698

See accompanying notes to consolidated financial statements.

(1) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Liberty Broadband Corporation ("Liberty Broadband," the "Company," “us,” “we,” or “our” unless the context otherwise requires). Liberty Broadband is primarily comprised of an equity method investment in Charter Communications, Inc. (“Charter”).

On December 18, 2020, the original GCI Liberty, Inc. (“prior GCI Liberty”), the previous parent company of GCI, was acquired by Liberty Broadband.

In July 2025, Liberty Broadband and its subsidiaries completed an internal reorganization preceding the GCI Divestiture (as defined below) to transfer the GCI Business (as defined below) to GCI Liberty, Inc. (“GCI Liberty”). Following the internal reorganization, GCI Liberty owns, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business (collectively, “GCI”). GCI Liberty was a wholly owned subsidiary of Liberty Broadband until the GCI Divestiture, which was completed on July 14, 2025. GCI Liberty is presented as a discontinued operation in the Company’s consolidated financial statements. See note 2 for details of the GCI Divestiture.

Recent Events

On November 12, 2024, the Company entered into a definitive agreement (the “Merger Agreement”) under which Charter has agreed to acquire Liberty Broadband (the “Combination”, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). Under the terms of the Merger Agreement, each holder of Liberty Broadband Series A common stock (“LBRDA”), Series B common stock (“LBRDB”), and Series C common stock (“LBRDK”) (collectively, “Liberty Broadband common stock”) will receive 0.236 of a share of Charter Class A common stock per share of Liberty Broadband common stock held, with cash to be paid in lieu of fractional shares. Each holder of Liberty Broadband Series A cumulative redeemable preferred stock (“Liberty Broadband preferred stock”) will receive one share of newly issued Charter Series A cumulative redeemable preferred stock (“Charter preferred stock”) per share of Liberty Broadband preferred stock held. The Charter preferred stock will substantially mirror the current terms of the Liberty Broadband preferred stock, including a mandatory redemption date of March 8, 2039. At the special meeting held on February 26, 2025, the requisite holders of LBRDA, LBRDB and Liberty Broadband preferred stock approved the adoption of the Merger Agreement, pursuant to which, among other things, Liberty Broadband will combine with Charter and divested the business of GCI (the “GCI Business”).

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

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”) to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter is intended to repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permissible, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment, in each case, subject to certain conditions. Liberty Broadband will remain subject to the existing voting cap of 25.01% as described in note 6. Proceeds from share repurchases applied to debt service are expected to be tax free.

On May 16, 2025, Charter and Cox Enterprises, Inc. (“Cox”) announced that they entered into a definitive agreement to combine their businesses (the “Cox Transactions”). In connection with this transaction, Liberty Broadband has agreed to accelerate the closing of the Combination to occur contemporaneously with the Cox Transactions. There are no changes to any other transaction terms of the pending Liberty Broadband and Charter transaction.

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

Under these various agreements, amounts reimbursable to Liberty were approximately $8 million and $7 million for the years ended December 31, 2025 and 2024, respectively. Liberty Broadband had a tax sharing receivable with QVC Group of approximately $10 million and $20 million as of December 31, 2025 and 2024, respectively, included in Restricted cash and other assets, net in the consolidated balance sheets.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent the historical consolidated financial information of the Company’s interest in Charter, as well as certain other assets and liabilities. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

(2) Discontinued Operations

GCI Divestiture

On June 19, 2025, Liberty Broadband entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), whereby, subject to the terms thereof, GCI Liberty, a Nevada corporation and a wholly owned subsidiary of Liberty Broadband, would spin-off from Liberty Broadband.

Pursuant to the Separation and Distribution Agreement, the GCI Divestiture was accomplished by means of a distribution by Liberty Broadband of 0.20 of a share of GCI Liberty’s Series A, B and C GCI Group common stock (collectively, the “GCI Group common stock”), for each whole share of the corresponding series of Liberty Broadband common stock held as of June 30, 2025 by the holder thereof. The distribution of the GCI Group common stock was completed on July 14, 2025. As a result of the GCI Divestiture, GCI Liberty is an independent, publicly traded company and its businesses, assets and liabilities initially consisted of 100% of the outstanding equity interests in GCI.

In connection with the GCI Divestiture, Liberty Broadband entered into certain agreements with GCI Liberty, including the Separation and Distribution Agreement, pursuant to which, among other things, Liberty Broadband and GCI Liberty will indemnify each other against certain losses that may arise, a tax sharing agreement (the “GCI Tax Sharing Agreement”) and a tax receivables agreement (the “GCI Tax Receivables Agreement”). The GCI Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and GCI Liberty, and the GCI Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and GCI Liberty with respect to certain tax matters. During the fourth quarter of 2025, Liberty Broadband reimbursed $91 million to GCI Liberty for state income taxes related to the GCI Divestiture that were Liberty Broadband’s responsibility under the Tax Sharing Agreement.

As disclosed in note 1, GCI Liberty is presented as a discontinued operation in Liberty Broadband’s consolidated financial results as the GCI Divestiture represents a strategic shift that had a major effect on Liberty Broadband’s operations and financial results.

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities of discontinued operations to the total assets and liabilities of discontinued operations as presented in the consolidated balance sheet.

December 31,
2024
amounts in millions
Assets
Total current assets	$315
Property and equipment, net	1,150
Intangible assets not subject to amortization	1,346
Intangible assets subject to amortization, net	411
Other assets, net	165
Total assets	3,387

Liabilities and Equity
Total current liabilities	190
Long-term debt, net	1,066
Deferred income tax liabilities	360
Other liabilities	337
Total liabilities	$1,953

Non-controlling interests	$15

In connection with the GCI Divestiture, the Company identified events that indicated that it was more likely than not that the carrying value of the GCI reporting unit and certain indefinite-lived intangible assets exceeded their fair value. A quantitative goodwill impairment test was completed, comparing the estimated fair value to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company’s valuation analyses are based on management’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. The Company estimated the fair value of the GCI reporting unit and indefinite-lived intangible assets using an income approach (Level 3). As a result, the Company recognized impairment charges of $534 million related to intangible assets not subject to amortization, which is included in Net earnings (loss) from discontinued operations for the year ended December 31, 2025.

The following table provides details about the major classes of line items constituting earnings (loss) from discontinued operations, net of tax as presented in the consolidated statements of operations.

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Revenue	$566	1,016	981
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	126	257	245
Selling, general and administrative, including stock-based compensation	212	410	394
Impairment of intangible assets	534	—	—
Depreciation and amortization	114	207	230
	986	874	869
Operating income (loss)	(420)	142	112
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(24)	(49)	(51)
Other, net	5	6	4
Earnings (loss) from discontinued operations before income taxes	(439)	99	65
Income tax benefit (expense)	94	(26)	(25)
Net earnings (loss) from discontinued operations	$(345)	73	40

(3) Summary of Significant Accounting Policies

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

Restricted cash and restricted cash equivalents are cash and highly liquid investments, respectively, that are restricted for usage. The majority of the Company’s restricted cash and restricted cash equivalents balance at December 31, 2025 and 2024 relate to the proceeds from sales of Charter shares occurring after the Merger Agreement was entered into, which are restricted for use to settle Liberty Broadband debt and/or pay interest on Liberty Broadband debt pursuant to the Stockholders and Letter Agreement Amendment, as more fully described in note 6. The Company classifies the restricted cash and restricted cash equivalents from sales of Charter shares to align with the classification of the Company’s debt. See note 4 for more information on restricted cash and restricted cash equivalents.

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

As Liberty Broadband does not control the decision making process or business management practices of its affiliate accounted for using the equity method, Liberty Broadband relies on management of its affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Broadband relies on the audit reports that are provided by the affiliates’ independent auditors on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty Broadband’s consolidated financial statements. See note 6 for additional discussion regarding our investment in Charter.

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

Stock-Based Compensation

As more fully described in note 10, Liberty Broadband has granted to its directors, employees and employees of certain of its former subsidiaries, restricted stock units (“RSUs”) and stock options to purchase shares of Liberty Broadband common stock (collectively, “Awards”). Liberty Broadband measures the cost of employee services received in exchange for equity classified Awards (such as stock options and restricted stock) based on the grant-date fair value of the Awards and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Awards). Liberty Broadband measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award and remeasures the fair value of the Award at each reporting date.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not that such net deferred tax assets will not be realized. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. Due to inherent complexities arising from the nature of our business, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

Earnings Attributable to Liberty Broadband Stockholders per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the years ended December 31, 2025, 2024 and 2023 are approximately 2 million, 3 million and 2 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Years ended December 31,
	2025	2024	2023

	number of shares in millions
Basic WASO	143	143	146
Potentially dilutive shares (1)	—	—	1
Diluted WASO	143	143	147
(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Reclassifications

Reclassifications have been made to the prior years’ consolidated financial statements to conform to the classifications used in the current year.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) the application of the equity method of accounting for its affiliates and (ii) accounting for income taxes to be its most significant estimates.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The effective date for the standard is for fiscal years beginning after December 15, 2024, and interim periods beginning after December 15, 2025. The Company adopted this guidance for the year ended December 31, 2025 and has applied it retrospectively to all prior periods presented in the financial statements. See notes 4 and 8 for required disclosures.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which expands disclosures about specific expense categories at interim and annual reporting periods. ASU  2024-03 is effective for fiscal years beginning after December 15, 2026 (year ending December 31, 2027 for the Company), and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2024-03 on the related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under Subtopic 350-40. The amendments improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 (year ending December 31, 2028 for the Company). The Company is currently evaluating the impact the adoption of ASU 2025-06 will have on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is effective for annual periods beginning after December 15, 2028 (year ending December 31, 2029 for the Company). The Company is currently evaluating the impact the adoption of ASU 2025-10 will have on its consolidated financial statements.

(4) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Cash paid for interest, net of amounts capitalized	$110	146	155
Cash paid for taxes, net of refunds:
Federal
United States	$117	20	46
State and local	—	—	—
Total cash paid for taxes, net of refunds	$117	20	46

The following table reconciles cash and cash equivalents, restricted cash and restricted cash equivalents reported in the Company’s consolidated balance sheets to the total amount presented in its consolidated statements of cash flows:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Cash and cash equivalents	$57	89	79
Cash and cash equivalents included in current assets of discontinued operations	—	74	95
Restricted cash and restricted cash equivalents included in other current assets	38	—	—
Restricted cash and restricted cash equivalents included in other assets	—	65	—
Restricted cash included in non-current assets of discontinued operations	—	1	2
Total cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	$95	229	176

Restricted cash and restricted cash equivalents for the years ended December 31, 2025 and 2024 primarily relates to proceeds from Charter share repurchases occurring after the Merger Agreement was entered into, which are restricted for use to settle Liberty Broadband debt and/or pay interest on Liberty Broadband debt pursuant to the Stockholders and Letter Agreement Amendment, as more fully described in note 6.

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2025			December 31, 2024
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$57	57	—	89	89	—
Restricted cash equivalents	$38	38	—	64	64	—
Exchangeable senior debentures	$956	—	956	1,897	—	1,897

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include normal working capital accounts, equity securities, preferred stock and both current and long-term debt, with the exception of the 3.125% Debentures due 2054 prior to their redemption in the second quarter of 2025 and the 3.125% Debentures due 2053 (each as defined in note 7)). With the exception of long-term debt and preferred stock, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our consolidated balance sheets. The carrying value of the Margin Loan Facility (as defined in note 7) bears interest at a variable rate and therefore is also considered to approximate fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Exchangeable senior debentures (1)	$51	(108)	(106)
Other (2)	—	(17)	5
	$51	(125)	(101)
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a loss of $9 million, a gain of $27 million and a gain of $55 million for the years ended December 31, 2025, 2024 and 2023, respectively, net of the recognition of previously unrecognized gains and losses. During the years ended December 31, 2025 and 2024, the Company recognized $53 million and $9 million, respectively, of previously unrecognized gains related to the retirement of the 3.125% Debentures due 2054 and a portion of the 3.125% Debentures due 2053, respectively. The cumulative change was a gain of $20 million as of December 31, 2025, net of the recognition of previously unrecognized gains and losses.
(2)	For the year ended December 31, 2024, the Company recognized an impairment on an equity security.

(6) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of December 31, 2025, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $8.7 billion and $8.7 billion, respectively. We own an approximate 32.8% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of December 31, 2025.

As discussed in more detail in note 1, Charter has agreed to acquire Liberty Broadband. The Stockholders Agreement and Letter Agreement, as amended by the Stockholders and Letter Agreement Amendment, sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the Voting Cap (as defined below) (the “Equity Cap”). Pursuant to the Stockholders and Letter Agreement Amendment, Liberty Broadband is exempt from the Equity Cap to the extent Liberty Broadband’s equity ownership in Charter exceeds such Equity Cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. In the event the Merger Agreement is terminated, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of the Voting Cap or the percentage of equity owned (on a fully diluted basis) by Liberty Broadband on the termination date of the Merger Agreement. As of December 31, 2025, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01% (the “Voting Cap”), our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement and the Stockholders and Letter Agreement Amendment, Liberty Broadband has agreed to vote all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the Voting Cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

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

Interim Merger Period Stock Repurchases

Simultaneously with the execution and delivery of the Merger Agreement, Charter, Liberty Broadband and A/N have entered into an amendment to (i) the Stockholders Agreement, and (ii) the Letter Agreement. The Stockholders Agreement and the Letter Agreement, as amended by the Stockholders and Letter Agreement Amendment sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter is intended to repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million, and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permissible, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment, in each case, subject to certain conditions. From and after the date Liberty Broadband’s 3.125% Debentures due 2053 are no longer outstanding, the amount of monthly repurchases would instead the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility. The per share sales price shall be determined as set forth in the Letter Agreement, provided that if Charter has not repurchased shares of its common stock during the relevant repurchase period, the repurchase price shall be based on a Bloomberg Volume Weighted Average Price methodology proposed by Charter and reasonably acceptable to Liberty Broadband.

Under the terms of the Stockholders and Letter Agreement Amendment and original Letter Agreement, Liberty Broadband sold Charter Class A common stock to Charter as follows:

	Years ended December 31,
	2025	2024	2023

	dollar amounts in millions
Number of Charter Class A shares sold to Charter	3,757,599	980,558	950,721
Amount of Charter Class A shares sold to Charter	$1,200	335	394

Subsequent to December 31, 2025, Liberty Broadband sold 484,708 shares of Charter Class A common stock to Charter for $100 million.

During the years ended December 31, 2025, 2024 and 2023, there were dilution losses of $96 million, $32 million, and $60 million, respectively, in the Company’s investment in Charter. The dilution losses were primarily attributable to the exercise of stock options and restricted stock units held by employees and other third parties at differing share prices, partially offset by net gains on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the periods presented.

The excess basis in our investment in Charter is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	Years ended December 31,
	2025	2024
Property and equipment, net	$183	280
Customer relationships, net	1,596	1,751
Franchise fees	850	3,843
Trademarks	6	29
Goodwill	1,519	3,845
Debt	(121)	(251)
Deferred income tax liability	(628)	(1,413)
	$3,405	8,084

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 2 years and 6 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The decrease in excess basis for the year ended December 31, 2025 was primarily due to a $4.4 billion impairment loss on our equity method investment, as further described below. The decrease in excess basis was also impacted by amortization expense during the period. Included in our share of earnings (losses) from Charter of ($3,062) million, $1,323 million and $1,155 million for the years ended December 31, 2025, 2024 and 2023, respectively, are $266 million, $303 million and $277 million, respectively, of losses, net of related taxes, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

Due to a sustained decline in Charter’s share price, we recorded a $4.4 billion impairment loss on our equity method investment in Charter during the fourth quarter of 2025, reducing our investment balance to fair value determined using Charter’s share price, which is a Level 1 fair value input. The impairment reflects an other than temporary decline in our investment in Charter’s fair value. We will continue to monitor Charter’s share price, among other relevant considerations, to determine if the carrying value of our investment is appropriate. Future declines in share price could result in additional impairments, which could be material.

Summarized financial information for Charter is as follows:

Charter Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

	amounts in millions
Current assets	$5,144	4,233
Property and equipment, net	46,444	42,913
Goodwill	29,710	29,674
Intangible assets, net	67,911	68,437
Other assets	5,004	4,763
Total assets	$154,213	150,020
Current liabilities	$13,306	13,486
Deferred income taxes	19,841	18,845
Long-term debt	94,006	92,134
Other liabilities	6,541	5,848
Equity	20,519	19,707
Total liabilities and shareholders' equity	$154,213	150,020

Charter Consolidated Statements of Operations

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Revenue	$54,774	55,085	54,607
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	32,739	33,167	33,405
Depreciation and amortization	8,711	8,673	8,696
Other operating (income) expense, net	416	127	(53)
	41,866	41,967	42,048
Operating income	12,908	13,118	12,559
Interest expense, net	(5,042)	(5,229)	(5,188)
Other income (expense), net	(408)	(387)	(517)
Income tax (expense) benefit	(1,692)	(1,649)	(1,593)
Net income (loss)	5,766	5,853	5,261
Less: Net income attributable to noncontrolling interests	(779)	(770)	(704)
Net income (loss) attributable to Charter shareholders	$4,987	5,083	4,557

(7) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2025	2025	2024
	amounts in millions
Margin Loan Facility	$790	790	790
3.125% Exchangeable Senior Debentures due 2053	965	956	951
3.125% Exchangeable Senior Debentures due 2054	—	—	946
Total debt	$1,755	1,746	2,687
Debt classified as current		(956)	—
Total long-term debt		$790	2,687

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

Outstanding borrowings under the Margin Loan Agreement were $790 million as of both December 31, 2025 and 2024. As of December 31, 2025, SPV had borrowing capacity of $1,150 million under the Margin Loan Agreement with approximately $800 million available to be drawn, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is June 30, 2027. The borrowings under the Margin Loan Agreement accrue interest at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus a per annum spread of 1.875% (the “Base Spread”) (unless and until the replacement of such rate as provided for under the Margin

Loan Agreement). The Margin Loan Agreement also has a commitment fee equal to 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rates on the Margin Loan Facility were 5.5% and 6.2% at December 31, 2025 and 2024, respectively.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of December 31, 2025, 19.1 million shares of Charter common stock with a value of $4.0 billion were held in collateral accounts related to the Margin Loan Agreement.

Exchangeable Senior Debentures

On February 28, 2023, the Company closed a private offering of $1,265 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures due 2053”), including debentures with an aggregate original principal amount of $165 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures due 2053, the Company, at its election, may deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Initially, 1.8901 shares of Charter Class A common stock were attributable to each $1,000 original principal amount of 3.125% Debentures due 2053, representing an initial exchange price of approximately $529.07 for each share of Charter Class A common stock. A total of approximately 2.4 million shares of Charter Class A common stock were initially attributable to the 3.125% Debentures due 2053. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2023. The 3.125% Debentures due 2053 may be redeemed by the Company, in whole or in part, on or after April 6, 2026 or, in whole but not in part, prior to April 6, 2026 if such redemption is due to the execution by the Company of an agreement which, if consummated, would result in a change in control (including, for the avoidance of doubt, the Merger Agreement). Holders of the 3.125% Debentures due 2053 also have the right to require the Company to purchase their 3.125% Debentures due 2053 on April 6, 2026. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures due 2053 plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of December 31, 2025, a holder of the 3.125% Debentures due 2053 has the ability to exchange their debentures at any time after January 1, 2026 until the close of business on the second scheduled trading day immediately preceding April 6, 2026 or put their debentures on April 6, 2026 and, accordingly, the 3.125% Debentures due 2053 have been classified as current within the consolidated balance sheet as of December 31, 2025.

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

In March 2025, at the request of Charter, Liberty Broadband called for redemption all of its 3.125% Debentures due 2054. Pursuant to a supplemental indenture entered into in March 2025, the Company delivered cash to satisfy its exchange obligations. The 3.125% Debentures due 2054 were either redeemed in April 2025 or exchanged in March 2025 (with such exchanges settled in May 2025). During the year ended December 31, 2025, the Company paid approximately $952 million to settle the 3.125% Debentures due 2054 using corporate cash, restricted cash and proceeds from the Margin Loan Facility.

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

Five Year Maturities

The annual principal maturities of debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2026	$—
2027	$790
2028	$—
2029	$—
2030	$—

(8) Income Taxes

Income tax (benefit) expense consists of:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Current:
Federal	$(72)	7	20
State and local	—	—	—
	(72)	7	20
Deferred:
Federal	(837)	177	153
State and local	(14)	3	2
	(851)	180	155
Total:
Federal	(909)	184	173
State and local	(14)	3	2
Income tax (benefit) expense	$(923)	187	175

Income tax expense (benefit) differs from the amounts computed by applying the applicable United States (“U.S.”) federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2025		2024		2023
	(millions)	(percent)	(millions)	(percent)	(millions)	(percent)
U.S. Federal statutory tax rate	$(683)	(21)%	206	21%	173	21%
Domestic federal reconciling items
Tax credits	(1)	0%	(2)	0%	—	0%
Nontaxable and nondeductible items, net
Nontaxable merger proceeds	(237)	(7)%	(21)	(2)%	—	0%
Other	8	0%	1	0%	1	0%
Domestic state and local income taxes, net of federal effect	(10)	0%	3	0%	1	0%
Total income tax (benefit) expense	$(923)	(28)%	187	19%	175	21%

For the years ended December 31, 2025, 2024 and 2023, state and local income taxes in Colorado comprised the majority of the domestic state and local income taxes, net of federal effect category.

For the year ended December 31, 2025 and 2024, the significant reconciling items, as noted in the table above, are primarily due to non-taxable proceeds from Charter share repurchases received pursuant to the Merger Agreement.

For the year ended December 31, 2023, income tax expense did not differ from the U.S. federal income tax rate of 21%.

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2025	2024

	amounts in millions
Deferred tax assets:
Tax loss and tax credit carryforwards	$19	60
Accrued stock-based compensation	4	2
Intangible assets	3	6
Total deferred tax assets	26	68
Less: valuation allowance	—	—
Net deferred tax assets	26	68
Deferred tax liabilities:
Investments	(1,179)	(2,090)
Debt	(2)	(6)
Total deferred tax liabilities	(1,181)	(2,096)
Net deferred tax asset (liability)	$(1,155)	(2,028)

The Company’s valuation allowance was unchanged in 2025.

At December 31, 2025, Liberty Broadband had deferred tax assets of $19 million for federal and state net operating losses, interest expense carryforwards and tax credit carryforwards. Of the $19 million, $17 million are carryforwards with no expiration. The remaining carryforwards expire at certain future dates. These carryforwards are expected to be utilized prior to expiration. The carryforwards that are expected to be utilized begin to expire in 2034.

As of December 31, 2025, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2025, Liberty Broadband’s federal tax years prior to 2021 are closed. However, because Liberty Broadband generated net operating losses (“NOLs”) in years prior to 2021, utilization of the NOLs in future years is still subject to adjustment. The IRS has completed its examination of Liberty Broadband’s 2021, 2022 and 2023 tax years, but these years remain open until the statute of limitations expire on March 31, 2026, October 15, 2026 and October 15, 2027, respectively. Liberty Broadband’s 2024 and 2025 tax years are being examined currently as part of the IRS Compliance Assurance Process program. Because Liberty Broadband’s ownership of Charter is less than the required 80%, Charter is not consolidated with Liberty Broadband for federal income tax purposes. As of December 31, 2025, all GCI and prior GCI Liberty tax years prior to 2021 are closed. However, because GCI generated NOLs in tax years prior to 2020, utilization of the NOLs in future years is subject to adjustment. Prior to the March 9, 2018 prior GCI Liberty split-off from QVC Group, certain prior GCI Liberty businesses were part of the QVC Group consolidated federal tax group. QVC Group’s tax years prior to 2022 are closed for federal income tax purposes. Various states are currently examining QVC Group’s prior years’ state income tax returns.

(9) Stockholders' Equity

Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband's board of directors.

The Liberty Broadband preferred stock was issued as a result of the closing of the Liberty Broadband combination with prior GCI Liberty on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of prior GCI Liberty outstanding immediately prior to the closing was converted into one share of newly issued Liberty Broadband preferred stock. The Company is required to redeem all outstanding shares of Liberty Broadband preferred stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband preferred stock authorized and 7,183,812 shares issued and outstanding at December 31, 2025. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband preferred stock is accounted for as a liability on the Company’s consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband preferred stock are recorded as interest expense in the Company’s consolidated statements of operations. Liberty Broadband preferred stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband preferred stock of $203 million was recorded at the time of the closing of the Liberty Broadband combination with prior GCI Liberty. The fair value of Liberty Broadband preferred stock as of December 31, 2025 was $173 million (Level 1).

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband preferred stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On December 16, 2025, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband preferred stock which was paid on January 15, 2026 to shareholders of record of the Liberty Broadband preferred stock at the close of business on December 31, 2025.

Common Stock

LBRDA has one vote per share, LBRDB has ten votes per share and LBRDK has no votes per share (except as otherwise required by applicable law). Each share of the Series B common stock is exchangeable at the option of the holder for one share of LBRDA. All series of Liberty Broadband common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2025, Liberty Broadband reserved 2.8 million shares of LBRDB and LBRDK common stock for issuance under exercise privileges of outstanding stock Awards.

Purchases of Common Stock

There were no repurchases of LBRDA, LBRDB or LBRDK during the year ended December 31, 2025, which is currently restricted by the Merger Agreement.

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

All of the foregoing shares obtained have been retired and returned to the status of authorized and available for issuance. As of December 31, 2025, the Company had approximately $1.7 billion available to be used for share repurchases under the Company’s share repurchase program, which is currently restricted by the Merger Agreement.

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

In accordance with the Malone exchange side letter and concurrent with the GCI Divestiture, the Malone Exchange Holders exchanged 1,617,040 shares of LBRDB for 1,617,040 shares of LBRDK on July 14, 2025. Under the Exchange Agreement and the Malone exchange side letter, the JM Trust has exchanged 2,098,189 total shares of LBRDB for the same number of LBRDK as of December 31, 2025.

(10) Stock-Based Compensation

Included in general and administrative expenses in the accompanying consolidated statements of operations are $5 million, $15 million and $15 million of stock-based compensation during the years ended December 31, 2025, 2024 and 2023, respectively.

Incentive Plans

Liberty Broadband has granted, to certain of its directors, employees and employees of its former subsidiaries, RSUs and stock options to purchase shares of Liberty Broadband common stock. The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award and remeasures the fair value of the Award at each reporting date.

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

Awards generally vest over 1-5 years and have a term of 7-8 years. Liberty Broadband issues new shares upon exercise of equity awards.

Grants

During the year ended December 31, 2025, the Company granted 17 thousand time-based RSUs of LBRDK to Mr. Patterson, our Chief Executive Officer. The RSUs had a GDFV of $61.49 per share and cliff vest ten days before the effective date of the Transactions.

There were no options to purchase shares of LBRDA, LBRDB or LBRDK granted during 2025. There were also no options to purchase shares of LBRDA or LBRDB granted during 2024 and 2023.

During the years ended December 31, 2024 and 2023, Liberty Broadband granted 183 thousand and 129 thousand options, respectively, to purchase shares of LBRDK to Gregory B. Maffei, our former Chief Executive Officer, in connection with his employment agreement. Such options had a GDFV of $20.18 per share and $27.83 per share, respectively, at the time they were granted and vested on December 31, 2024 and December 29, 2023, respectively.

During the year ended December 31, 2024, Liberty Broadband granted cash awards equal to $12.9 million to its employees and non-employee directors. These cash awards vested 50% on December 11, 2024 and 50% on December 11, 2025.

During the year ended December 31, 2023, Liberty Broadband granted to its employees 407 thousand options to purchase shares of LBRDK. Such options had a weighted average GDFV of $27.68 per share and vest between one and three years.

During the year ended December 31, 2023, Liberty Broadband granted 21 thousand options to purchase shares of LBRDK to its non-employee directors. Such options had a weighted average GDFV of $27.73 per share and cliff vested one year from the grant date.

During the years ended December 31, 2024 and 2023, Liberty Broadband granted 132 thousand and 227 thousand time-based and performance-based RSUs, respectively, of LBRDK to its employees, employees of former subsidiaries and non-employee directors. The RSUs had a weighted average GDFV of $56.93 per share and $84.02 per share, respectively. The time-based RSUs generally vest between one and five years for employees and employees of former subsidiaries and in one year for non-employee directors. The performance-based RSUs mainly cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2024 and 2023, the expected term was 5.2 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty Broadband common stock. For grants made in 2024 and 2023, the range of volatilities was 29.7% to 31.3%. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject option.

Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Liberty Broadband common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	LBRDK	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2025	2,649	$120.80
Granted	—	$—
Exercised	(71)	$77.82
Forfeited/Cancelled	(12)	$78.15
GCI Divestiture adjustment	192	$113.54
Outstanding at December 31, 2025	2,758	$113.69	2.5	$—
Exercisable at December 31, 2025	2,644	$115.51	2.4	$—

As of December 31, 2025, there were no outstanding options to purchase shares of LBRDA common stock.

During the years ended December 31, 2025, 2024 and 2023, Liberty Broadband had 83 thousand, 150 thousand and 69 thousand LBRDB options, respectively, with exercise prices of $93.13, $97.21 and $97.21, respectively, that expired. During the year ended December 31, 2025, the GCI Divestiture resulted in an adjustment of 1 thousand LBRDB options at an exercise price of $93.27. As of December 31, 2025, Liberty Broadband had 14 thousand LBRDB options outstanding and exercisable at an exercise price of $93.27, a remaining contractual life of 0.2 years and aggregate intrinsic value of zero.

As of December 31, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $4 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.0 year.

As of December 31, 2025, Liberty Broadband reserved approximately 2.8 million shares of LBRDB and LBRDK for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2025, 2024 and 2023 was $1 million, $52 million and $1 million, respectively.

Restricted Stock Awards and RSUs

The aggregate fair value of all LBRDK restricted stock awards and RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $21 million, $12 million and $12 million, respectively.

As of December 31, 2025, the Company had approximately 30 thousand unvested RSUs of LBRDK held by certain officers of the Company with a weighted average GDFV of $65.21 per share.

(11) Commitments and Contingencies

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

As a result of the GCI Divestiture and in consultation with Liberty Broadband’s chief operating decision maker, the Chief Executive Officer, the Company evaluated its operations and determined under the new organizational and reporting structure, the Company has one reportable segment, which is its equity method investment in Charter.

As a single reportable segment entity, the Company’s segment performance measure is net earnings (loss). See note 6 for segment disclosure information related to Charter.

(13) Quarterly Financial Information (unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	amounts in millions, except per share amounts
2025
Operating income (loss)	$(13)	(10)	(8)	(5)
Net earnings (loss) from continuing operations	$234	356	255	(3,176)
Net earnings (loss) from discontinued operations	$34	27	(409)	3
Net earnings (loss)	$268	383	(154)	(3,173)

Basic net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$1.64	2.49	1.78	(22.21)
Basic net earnings (loss) from discontinued operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$0.24	0.19	(2.86)	0.02
Diluted net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$1.64	2.49	1.77	(22.21)
Diluted net earnings (loss) from discontinued operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$0.24	0.19	(2.84)	0.02

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	amounts in millions, except per share amounts
2024
Operating income (loss)	$(9)	(9)	(11)	(21)
Net earnings (loss) from continuing operations	$221	182	120	273
Net earnings (loss) from discontinued operations	$20	13	22	18
Net earnings (loss)	$241	195	142	291

Basic net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$1.55	1.27	0.84	1.91
Basic net earnings (loss) from discontinued operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$0.14	0.09	0.15	0.13
Diluted net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$1.55	1.27	0.84	1.91
Diluted net earnings (loss) from discontinued operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share	$0.14	0.09	0.15	0.13

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2026:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2026 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 30, 2026.

III-1

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
(ii)

The audited consolidated financial statements of Charter Communications, Inc. as of December 31, 2025 and 2024, and for each of the years ended December 31, 2025, 2024 and 2023, as well as the accompanying notes thereto and the related Report of Independent Registered Public Accounting Firm, are contained in Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on January 30, 2026 and are incorporated herein by reference as Exhibit 99.1.

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

3 - Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2014 (File No. 001-36713)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2024 (File No. 001-36713)).

3.3	First Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-36713)).

3.4

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

4.15	Indenture, dated as of February 28, 2023, by and between the Registrant, as issuer, and U.S. Bank Trust Company National Association, as trustee.*

4.16	Form of 3.125% Exchangeable Senior Debentures due 2053*

4.17	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

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

10.16+

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 8-K).

10.17

Assumption and Joinder Agreement to Tax Sharing Agreement, made and entered into as of November 12, 2024, by and among the Registrant, Charter Communications, Inc., Grizzly Merger Sub 1, LLC and QVC Group, Inc. (incorporated by reference to Exhibit 10.5 to the November 2024 8-K).

10.18

Assumption and Joinder Agreement to Tax Sharing Agreement, made and entered into as of August 6, 2020, by and among the Registrant, GCI Liberty, Inc. and QVC Group, Inc. (incorporated by reference to Annex H to the Prospectus).

10.19

Tax Sharing Agreement, dated as of March 9, 2019, by and between GCI Liberty, Inc. and QVC Group, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc.’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “March 2018 8-K”)).

10.20

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

10.25+

Form of Nonqualified Stock Option Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.35 to the 2020 Form 10-K).

10.26+

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

10.28+

Form of Performance-Based Restricted Stock Units Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021 (File No. 001-36713)).

10.29

Exchange Side Letter Agreement, dated November 12, 2024, by and among the Registrant, John C. Malone, The John C. Malone 1995 Revocable Trust, The Leslie A. Malone 1995 Revocable Trust and the John C. Malone June 2003 Charitable Unitrust (incorporated by reference to Exhibit 10.4 to the November 2024 8-K).

10.30

Exchange Agreement, dated as of June 13, 2022, by and among John C. Malone, the John C. Malone 1995 Revocable Trust U/A DTD 3/6/1995 and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 13, 2022 (File No. 001-36713)).

10.31+

Form of Restricted Stock Unit Agreement under the Liberty Broadband Corporation 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 8, 2024 (File No. 001-36713)).

10.32+	Liberty Broadband Corporation 2024 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed on April 25, 2024 (File No. 001-36713)).

10.33+

Form of Time-Based Cash Award Agreement under the Liberty Broadband Corporation 2024 Omnibus Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025 (File No. 001-36713) (the “2024 10-K”)).

10.34+	Form of Time-Based Cash Award Agreement under the Liberty Broadband Corporation 2024 Omnibus Incentive Plan for certain officers (incorporated by reference to Exhibit 10.38 to the 2024 10-K).

10.35

Voting Agreement, dated November 12, 2024, by and among the Registrant, Charter Communications, Inc., The John C. Malone 1995 Revocable Trust, The Leslie A. Malone 1995 Revocable Trust, The Malone Family Land Preservation Foundation and the John C. Malone June 2003 Charitable Unitrust (incorporated by reference to Exhibit 10.1 to the November 2024 8-K).

10.36

Voting Agreement, dated November 12, 2024, by and among the Registrant, Charter Communications, Inc., Gregory B. Maffei, Maven GRAT 1, LLC, Maven 2017-1 GRAT, LLC and the Maffei Foundation (incorporated by reference to Exhibit 10.2 to the November 2024 8-K).

10.37	Side Letter, dated May 16, 2025, by and among Charter Communications, Inc., the Registrant, Fusion Merger Sub 1, LLC and Fusion Merger Sub 2, Inc. (incorporated by reference to Exhibit 10.1 to the

Registrant’s Current Report on Form 8-K filed on May 19, 2025 (File No. 001-36713) (the “May 2025 8-K”).

10.38	Voting Agreement, dated May 16, 2025, by and among Charter Communications, Inc., the Registrant and Cox Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the May 2025 8-K).

10.39

Separation and Distribution Agreement, dated June 19, 2025, by and between the Registrant and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2025 (File No. 001-36713)).

10.40

Tax Sharing Agreement, dated as of July 14, 2025, by and between the Registrant and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-36713) (the “July 2025 8-K”)).

10.41	Tax Receivables Agreement, dated as of July 14, 2025, by and between the Registrant and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.2 to the July 2025 8-K).

10.42+

Restricted Stock Units Agreement, dated as of August 21, 2025, by and between the Registrant and Martin E. Patterson under the Liberty Broadband Corporation 2024 Omnibus Incentive Plan, as amended from time to time (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on November 5, 2025 (File No. 001-36713)).

19	Liberty Broadband Corporation Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19 to the 2024 10-K).

21	Subsidiaries of Liberty Broadband Corporation.*

23.1	Consent of KPMG LLP.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**
97

Liberty Broadband Corporation Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 16, 2024 (File No. 001-36713))

99.1

Audited consolidated financial statements of Charter Communications, Inc. as of December 31, 2025 and 2024 and for each of the years ended December 31, 2025, 2024 and 2023 (incorporated by reference to Charter Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-33664), filed on January 30, 2026).

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

LIBERTY BROADBAND CORPORATION

Date: February 4, 2026	By:	/s/ MARTIN E. PATTERSON
Martin E. Patterson President and Chief Executive Officer

Date: February 4, 2026	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board	February 4, 2026
John C. Malone

/s/Martin E. Patterson	President and Chief Executive Officer	February 4, 2026
Martin E. Patterson

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 4, 2026
Brian J. Wendling

/s/J. David Wargo	Director	February 4, 2026
J. David Wargo

/s/Richard R. Green	Director	February 4, 2026
Richard R. Green

/s/John E. Welsh III	Director	February 4, 2026
John E. Welsh III

/s/Sue Ann Hamilton	Director	February 4, 2026
Sue Ann Hamilton

/s/Gregg L. Engles	Director	February 4, 2026
Gregg L. Engles

/s/ Julie D. Frist	Director	February 4, 2026
Julie D. Frist

/s/ Derek Chang	Director	February 4, 2026
Derek Chang