Form 10-Q
period 2026-03-31
Liberty Broadband Corp
filed 2026-04-28
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of March 31, 2026 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,254,690	386,988	124,856,052

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2026	2025

	amounts in millions
	except share amounts
Assets
Current assets:
Cash and cash equivalents	$51	57
Restricted cash and restricted cash equivalents	973	38
Other current assets	51	8
Total current assets	1,075	103
Investment in Charter, accounted for using the equity method (note 5)	8,712	8,670
Other assets, net	63	57
Total assets	9,850	8,830

Liabilities and Equity
Current liabilities:
Taxes payable	—	23
Current portion of debt, including $965 and $956 measured at fair value, respectively (note 6)	965	956
Other current liabilities	20	8
Total current liabilities	985	987
Long-term debt, net (note 6)	1,600	790
Deferred income tax liabilities	1,167	1,155
Preferred stock (note 7)	200	200
Total liabilities	3,952	3,132

Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,254,690 and 18,254,690 at March 31, 2026 and December 31, 2025, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 386,988 and 386,988 at March 31, 2026 and December 31, 2025, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 124,856,052 and 124,856,052 at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,642	1,646
Accumulated other comprehensive earnings (loss), net of taxes	16	15
Retained earnings	4,239	4,036
Total stockholders' equity	5,898	5,698
Commitments and contingencies (note 9)
Total liabilities and equity	$9,850	8,830

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2026		2025

	amounts in millions,
	except per share amounts
Operating costs and expenses:
General and administrative, including stock-based compensation		$5	13
Operating income (loss)		(5)	(13)
Other income (expense):
Interest expense		(24)	(30)
Share of earnings (losses) of affiliate (note 5)		308	318
Gain (loss) on dilution of investment in affiliate (note 5)		(70)	(18)
Realized and unrealized gains (losses) on financial instruments, net (note 4)		(3)	(37)
Other, net		1	(3)
Earnings (loss) before income taxes		207	217
Income tax benefit (expense)		(4)	17
Net earnings (loss) from continuing operations		203	234
Net earnings (loss) from discontinued operations		—	34
Net earnings (loss)		$203	268
Basic net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)		$1.42	1.64
Basic net earnings (loss) from discontinued operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$	NA	0.24
Diluted net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)		$1.41	1.64
Diluted net earnings (loss) from discontinued operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$	NA	0.24

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Net earnings (loss)	$203	268
Other comprehensive earnings (loss), net of taxes:
Credit risk on fair value debt instruments gains (loss)	1	(13)
Other comprehensive earnings (loss) from continuing operations	1	(13)
Other comprehensive earnings (loss) from discontinued operations	—	—
Comprehensive earnings (loss)	$204	255

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$203	268
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
(Earnings) loss from discontinued operations	—	(34)
Stock-based compensation	1	1
Share of (earnings) losses of affiliate, net	(308)	(318)
(Gain) loss on dilution of investment in affiliate	70	18
Realized and unrealized (gains) losses on financial instruments, net	3	37
Deferred income tax expense (benefit)	13	(11)
Changes in operating assets and liabilities:
Current and other assets	2	3
Payables and other liabilities	13	(5)
Taxes payable	(71)	—
Net cash provided by (used in) operating activities	(74)	(41)
Cash flows from investing activities:
Cash received for Charter shares repurchased by Charter	190	300
Other investing activities, net	3	3
Net cash provided by (used in) investing activities	193	303
Cash flows from financing activities:
Borrowings of debt	855	—
Repayments of debt	(45)	—
Net cash provided by (used in) financing activities	810	—
Net cash provided by (used in) discontinued operations:
Cash provided by (used in) operating activities	—	119
Cash provided by (used in) investing activities	—	(46)
Cash provided by (used in) financing activities	—	1
Net cash provided by (used in) discontinued operations	—	74
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	929	336
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	95	229
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,024	565

The following table reconciles cash and cash equivalents, restricted cash and restricted cash equivalents reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	March 31,	December 31,
	2026	2025

	amounts in millions
Cash and cash equivalents	$51	57
Restricted cash and restricted cash equivalents	973	38
Total cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,024	95

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated
				Additional	other
	Common stock			paid-in	comprehensive	Retained
	Series A	Series B	Series C	capital	earnings (loss)	earnings	Total equity

	amounts in millions
Balance at January 1, 2026	$—	—	1	1,646	15	4,036	5,698
Net earnings (loss)	—	—	—	—	—	203	203
Other comprehensive earnings (loss), net of taxes	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	1	—	—	1
Noncontrolling interest activity at Charter and other	—	—	—	(5)	—	—	(5)
Balance at March 31, 2026	$—	—	1	1,642	16	4,239	5,898

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common stock			paid-in	comprehensive	Retained	equity of
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	Total equity

	amounts in millions
Balance at January 1, 2025	$—	—	1	3,007	73	6,712	15	9,808
Net earnings (loss)	—	—	—	—	—	268	—	268
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	—	3	—	—	—	3
Noncontrolling interest activity at Charter and other	—	—	—	1	—	—	—	1
Balance at March 31, 2025	$—	—	1	3,011	60	6,980	15	10,067

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

On December 18, 2020, the original GCI Liberty, Inc. (“prior GCI Liberty”), the previous parent company of GCI (as defined below), was acquired by Liberty Broadband.

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2025. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) the application of the equity method of accounting for its affiliate and (ii) accounting for income taxes to be its most significant estimates.

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

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”) to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. On March 5, 2026, Charter, Liberty Broadband and A/N entered into a letter agreement (the “2026 Letter Agreement”) to adjust the timing of certain measurements and repurchases under the Stockholders and Letter Agreement Amendment. Details of these agreements are further described in note 5.

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

During both the three months ended March 31, 2026 and March 31, 2025, we did not repurchase any shares of Liberty Broadband common stock, which is currently restricted by the Merger Agreement. As of March 31, 2026, the amount remaining under the authorized repurchase program is approximately $1,685 million, which is currently restricted by the Merger Agreement.

Exchange Agreement with Chairman

On June 13, 2022, Liberty Broadband entered into an Exchange Agreement with its Chairman of the board of directors, John C. Malone, and a revocable trust of which Mr. Malone is the sole trustee and beneficiary (the “JM Trust”) (the “Exchange Agreement”).

On November 12, 2024, in connection with the entry into the Merger Agreement, Liberty Broadband entered into the Malone exchange side letter with Mr. Malone and certain trusts related to Mr. Malone (collectively, the “Malone Exchange Holders”), whereby, among other things, the Malone Exchange Holders agreed to an arrangement under which Liberty Broadband had the right, in connection with the GCI Divestiture, to exchange certain shares of LBRDB held by such Malone Exchange Holders for shares of Liberty Broadband Series C common stock (“LBRDK”) on a one-for-one basis (the “Malone exchange”) to avoid the application of certain related party rules that otherwise could limit the availability of certain tax benefits to the divested GCI entity following the GCI Divestiture. If the Merger Agreement is terminated without the completion of the Combination having occurred but following the consummation of the Malone exchange (the “Malone exchange closing”), and unless otherwise agreed to in writing by the Malone Exchange Holders and Liberty Broadband, the Malone exchange will be automatically rescinded and treated as if neither the Malone exchange nor the Malone exchange closing had ever occurred.

Further, pursuant to the terms of the Malone exchange side letter, the parties thereto amended certain provisions of the Exchange Agreement to provide that (i) solely in connection with the GCI Divestiture, Malone Series C Exchangeable

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In accordance with the Malone exchange side letter and concurrent with the GCI Divestiture, the Malone Exchange Holders exchanged 1,617,040 shares of LBRDB for 1,617,040 shares of LBRDK on July 14, 2025. Under the Exchange Agreement and the Malone exchange side letter, the JM Trust has exchanged 2,098,189 total shares of LBRDB for the same number of LBRDK as of March 31, 2026.

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

Under these various agreements, amounts reimbursable to Liberty were approximately $2 million and $3 million for the three months ended March 31, 2026 and 2025, respectively. Liberty Broadband had a tax sharing receivable with QVC Group of approximately $10 million as of both March 31, 2026 and December 31, 2025, included in Other assets, net in the condensed consolidated balance sheets.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Three months ended
March 31,
2025
amounts in millions
Revenue	$266
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	58
Selling, general and administrative, including stock-based compensation	99
Depreciation and amortization	53
210
Operating income (loss)	56
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(10)
Other, net	1
Earnings (loss) from discontinued operations before income taxes	47
Income tax benefit (expense)	(13)
Net earnings (loss) from discontinued operations	$34

(3) Earnings per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the three months ended March 31, 2026 and 2025 are 3 million and 2 million potential common shares, respectively, because their inclusion would have been antidilutive.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Liberty Broadband Common Stock
	Three months	Three months
	ended	ended
	March 31, 2026	March 31, 2025

	(numbers of shares in millions)
Basic WASO	143	143
Potentially dilutive shares (1)	1	—
Diluted WASO	144	143

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2026			December 31, 2025
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$47	47	—	57	57	—
Restricted cash equivalents	$973	973	—	38	38	—
Exchangeable senior debentures	$965	—	965	956	—	956

The Company’s exchangeable senior debentures are debt instruments with quoted market value prices that are not considered to be traded on “active markets”, as defined in GAAP, and are reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include normal working capital accounts, equity securities, preferred stock and both current and long-term debt (with the exception of the 3.125% Debentures due 2054 prior to their redemption in the second quarter of 2025 and the 3.125% Debentures due 2053 (each as defined in note 6)). With the exception of long-term debt and preferred stock, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of the Margin Loan Facility (as defined in note 6) bears interest at a variable rate and therefore is also considered to approximate fair value.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Exchangeable senior debentures (1)	$(9)	(37)
Other	6	—
	$(3)	(37)
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax were losses of less than $1 million and $17 million for the three months ended March 31, 2026 and 2025, respectively, net of the recognition of previously unrecognized gains and losses. The cumulative change was a gain of $20 million as of March 31, 2026, net of the recognition of previously unrecognized gains and losses.

(5) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of March 31, 2026, the carrying and market value of Liberty Broadband’s ownership in Charter was approximately $8.7 billion and $8.8 billion, respectively. We own an approximate 33.1% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of March 31, 2026.

As discussed in more detail in note 1, Charter has agreed to acquire Liberty Broadband. The Stockholders Agreement and Letter Agreement, as amended by the Stockholders and Letter Agreement Amendment and the 2026 Letter Agreement, sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the Voting Cap (as defined below) (the “Equity Cap”). Pursuant to the Stockholders and Letter Agreement Amendment, Liberty Broadband is exempt from the Equity Cap to the extent Liberty Broadband’s equity ownership in Charter exceeds such Equity Cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. In the event the Merger Agreement is terminated, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of the Voting Cap or the percentage of equity owned (on a fully diluted basis) by Liberty Broadband on the termination date of the Merger Agreement. As of March 31, 2026, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01% (the “Voting Cap”), our voting control of the aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement and the Stockholders and Letter Agreement Amendment, Liberty Broadband has agreed to vote all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the Voting Cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

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

Interim Merger Period Stock Repurchases

Simultaneously with the execution and delivery of the Merger Agreement, Charter, Liberty Broadband and A/N have entered into an amendment to (i) the Stockholders Agreement, and (ii) the Letter Agreement. The Stockholders Agreement and the Letter Agreement, as amended by the Stockholders and Letter Agreement Amendment and the 2026 Letter Agreement, sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter is intended to repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permissible, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) the Liberty Broadband minimum liquidity threshold less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment, in each case, subject to certain conditions. From and after April 6, 2026,  the date on which Liberty Broadband’s 3.125% Debentures due 2053 are no longer outstanding, the amount of monthly repurchases will instead be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility. The per share sales price shall be determined as set forth in the Letter Agreement, provided that if Charter has not repurchased shares of its common stock during the relevant repurchase period, the repurchase price shall be based on a Bloomberg Volume Weighted Average Price methodology proposed by Charter and reasonably acceptable to Liberty Broadband. On March 5, 2026, Charter, Liberty Broadband and A/N entered into the 2026 Letter Agreement, pursuant to which, among other things, the parties agreed to (i) amend the measurement period for certain liquidity calculations under the Stockholders and Letter Agreement Amendment from 30 days following a Monthly Determination Date (as defined in the Stockholders and Letter Agreement Amendment) to a period commencing on (and excluding) such Monthly Determination Date and ending on (and including) the immediately succeeding Monthly Determination Date and (ii) for the repurchase period ending March 31, 2026, provide for the repurchase notice to be delivered no later than March 31, 2026 and for the repurchase date to occur on April 2, 2026.

Under the terms of the Stockholders and Letter Agreement Amendment and original Letter Agreement, Liberty Broadband sold 870,753 and 825,420 shares of Charter Class A common stock to Charter for $190 million and $300 million during the three months ended March 31, 2026 and 2025, respectively. Subsequent to March 31, 2026, Liberty Broadband sold 643,444 shares of Charter Class A common stock to Charter for $143 million in April 2026.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Investment in Charter

The excess basis in our investment in Charter is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	March 31,	December 31,
	2026	2025
Property and equipment, net	$160	183
Customer relationships, net	1,517	1,596
Franchise fees	850	850
Trademarks	6	6
Goodwill	1,479	1,519
Debt	(111)	(121)
Deferred income tax liability	(606)	(628)
	$3,295	3,405

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 2 years and 6 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The decrease in excess basis for the three months ended March 31, 2026 was primarily due to amortization expense during the period. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $69 million and $67 million, net of related taxes, for the three months ended March 31, 2026 and 2025, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives and debt.

The Company had dilution losses of $70 million and $18 million during the three months ended March 31, 2026 and 2025, respectively. The dilution losses for the periods presented were primarily attributable to the exercise of stock options and restricted stock units by employees and other third parties at differing share prices. For the three months ended March 31, 2025, the losses were significantly offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the period.

Summarized unaudited financial information for Charter is as follows:

Charter condensed consolidated balance sheets

	March 31, 2026	December 31, 2025

	amounts in millions
Current assets	$4,960	5,144
Property and equipment, net	47,198	46,444
Goodwill	29,710	29,710
Intangible assets, net	67,795	67,911
Other assets	4,981	5,004
Total assets	$154,644	154,213
Current liabilities	$12,375	13,306
Deferred income taxes	20,049	19,841
Long-term debt	94,414	94,006
Other liabilities	6,736	6,541
Equity	21,070	20,519
Total liabilities and shareholders’ equity	$154,644	154,213

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Charter condensed consolidated statements of operations

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Revenue	$13,597	13,735
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,163	8,194
Depreciation and amortization	2,211	2,181
Other operating (income) expense, net	15	123
	10,389	10,498
Operating income	3,208	3,237
Interest expense, net	(1,256)	(1,241)
Other income (expense), net	(124)	(142)
Income tax (expense) benefit	(465)	(445)
Net income (loss)	1,363	1,409
Less: Net income attributable to noncontrolling interests	(200)	(192)
Net income (loss) attributable to Charter shareholders	$1,163	1,217

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	March 31,	March 31,	December 31,
	2026	2026	2025
	amounts in millions
Margin Loan Facility	$1,600	1,600	790
3.125% Exchangeable Senior Debentures due 2053	965	965	956
Total debt	$2,565	2,565	1,746
Debt classified as current		(965)	(956)
Total long-term debt		$1,600	790

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2026, SPV had borrowing capacity of $340 million under the Margin Loan Agreement with approximately $45 million available to be drawn, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is June 30, 2027. The borrowings under the Margin Loan Agreement accrue interest at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus a per annum spread of 1.875% (the “Base Spread”) (unless and until the replacement of such rate as provided for under the Margin Loan Agreement). The Margin Loan Agreement also has a commitment fee equal to 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rates on the Margin Loan Facility were 5.6% and 6.2% at March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company had net borrowings of $810 million on the Margin Loan Facility in preparation for required repurchases of the 3.125% Debentures due 2053 in April 2026. These funds were classified as restricted cash and restricted cash equivalents as of March 31, 2026. See additional discussion of the 3.125% Debentures due 2053 settlement below.

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

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of March 31, 2026, 19.1 million shares of Charter common stock with a value of $4.1 billion were held in collateral accounts related to the Margin Loan Agreement.

Exchangeable Senior Debentures

On February 28, 2023, the Company closed a private offering of $1,265 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures due 2053”), including debentures with an aggregate original principal amount of $165 million issued pursuant to the exercise of an option granted to the initial purchasers. Upon an exchange of the 3.125% Debentures due 2053, the Company, at its election, initially was able to deliver shares of Charter Class A common stock, the value thereof in cash, or any combination of shares of Charter Class A common stock and cash. Pursuant to a supplemental indenture entered into in February 2026, the Company irrevocably elected to settle all exchange and repurchase obligations with respect to the 3.125% Debentures due 2053 solely in cash. Initially, 1.8901 shares of Charter Class A common stock were attributable to each $1,000 original principal amount of 3.125% Debentures due 2053, representing an initial exchange price of approximately $529.07 for each share of Charter Class A common stock. A total of approximately 2.4 million shares of Charter Class A common stock were initially attributable to the 3.125% Debentures due 2053. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2023. The 3.125% Debentures due 2053 may be redeemed by the Company, in whole or in part, on or after April 6, 2026 or, in whole but not in part, prior to April 6, 2026 if such redemption is due to the execution by the Company of an agreement which, if consummated, would result in a change in control (including, for the avoidance of doubt, the Merger Agreement). Holders of the 3.125% Debentures due 2053 also have the right to require the Company to purchase their 3.125% Debentures due 2053 on April 6, 2026. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the 3.125% Debentures due 2053 plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of March 31, 2026, a holder of the 3.125% Debentures due 2053 had the ability to exchange their debentures at any time after January 1, 2026 until the close of business on the second scheduled trading day immediately preceding April 6, 2026 or put their debentures to the Company on April 6, 2026 and, accordingly, the 3.125% Debentures due 2053 have been classified as current within the condensed consolidated balance sheet as of March 31, 2026. All outstanding 3.125% Debentures due 2053 were put back to the Company and retired on April

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

6, 2026, and the Company paid $966 million, including accrued interest, to repurchase the 3.125% Debentures due 2053 on that date, using proceeds from the Margin Loan Facility and restricted cash.

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

In March 2025, at the request of Charter, Liberty Broadband called for redemption all of its 3.125% Debentures due 2054. Pursuant to a supplemental indenture entered into in March 2025, the Company delivered cash to satisfy its exchange obligations. The 3.125% Debentures due 2054 were either redeemed in April 2025 or exchanged in March 2025 (with such exchanges settled in May 2025). During the second quarter of 2025, the Company paid approximately $952 million to settle the 3.125% Debentures due 2054 using corporate cash, restricted cash and proceeds from the Margin Loan Facility.

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

The Liberty Broadband preferred stock was issued as a result of the closing of the Liberty Broadband combination with prior GCI Liberty on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of prior GCI Liberty outstanding immediately prior to the closing was converted into one share of newly issued Liberty Broadband preferred stock. The Company is required to redeem all outstanding shares of Liberty Broadband preferred stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband preferred stock authorized and 7,183,812 shares issued and outstanding at March 31, 2026. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband preferred stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband preferred stock are recorded as interest expense in the Company’s condensed consolidated statements of operations. Liberty Broadband preferred stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband preferred stock of $203 million was recorded at the time of the closing of the Liberty Broadband combination with prior GCI Liberty. The fair value of Liberty Broadband preferred stock as of March 31, 2026 was $167 million (Level 1).

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband preferred stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On March 12, 2026, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband preferred stock which was paid on April 15, 2026 to shareholders of record of the Liberty Broadband preferred stock at the close of business on March 31, 2026.

(8) Stock-Based Compensation

Liberty Broadband has granted, to certain of its directors, employees and employees of its former subsidiaries, restricted stock units and stock options to purchase shares of Liberty Broadband common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award and remeasures the fair value of the Award at each reporting date.

Included in General and administrative expenses in the accompanying condensed consolidated statements of operations are $1 million of stock-based compensation during both the three months ended March 31, 2026 and 2025, respectively.

Grants

There were no options to purchase shares of LBRDA, LBRDB or LBRDK granted during the three months ended March 31, 2026.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	LBRDK	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2026	2,758	$113.69
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(44)	$82.84
Outstanding at March 31, 2026	2,714	$114.19	2.3	$—
Exercisable at March 31, 2026	2,599	$116.07	2.2	$—

As of March 31, 2026, there were no outstanding options to purchase shares of LBRDA or LBRDB common stock. During the three months ended March 31, 2026, Liberty Broadband had 14 thousand LBRDB options with an exercise price of $93.27 that expired.

As of March 31, 2026, the total unrecognized compensation cost related to unvested Awards was approximately $3 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.0 year.

As of March 31, 2026, Liberty Broadband reserved approximately 2.7 million shares of LBRDK for issuance under exercise privileges of outstanding stock options.

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview

Liberty Broadband Corporation (“Liberty Broadband,” “the Company,” “us,” “we,” or “our”) is primarily comprised of an equity method investment in Charter.

On December 18, 2020, the original GCI Liberty, Inc. (“prior GCI Liberty”), the previous parent company of GCI (as defined below), was acquired by Liberty Broadband.

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

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”)

to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement, Charter is intended to repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permissible, then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment, in each case, subject to certain conditions. Liberty Broadband will remain subject to the existing voting cap of 25.01%. Proceeds from share repurchases applied to debt service are expected to be tax free. From and after April 6, 2026, the date on which Liberty Broadband’s 3.125% Debentures due 2053 are no longer outstanding, the amount of monthly repurchases will instead be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility. On March 5, 2026, Charter, Liberty Broadband and A/N entered into a letter agreement (the “2026 Letter Agreement”), pursuant to which, among other things, the parties agreed to (i) amend the measurement period for certain liquidity calculations under the Stockholders and Letter Agreement Amendment from 30 days following a Monthly Determination Date (as defined in the Stockholders and Letter Agreement Amendment) to a period commencing on (and excluding) such Monthly Determination Date and ending on (and including) the immediately succeeding Monthly Determination Date and (ii) for the repurchase period ending March 31, 2026, provide for the repurchase notice to be delivered no later than March 31, 2026 and for the repurchase date to occur on April 2, 2026.

On May 16, 2025, Charter and Cox announced that they entered into a definitive agreement to combine their businesses (the “Cox Transactions”). In connection with this transaction, Liberty Broadband has agreed to accelerate the closing of the Combination to occur contemporaneously with the Cox Transactions. There are no changes to any other transaction terms of the pending Liberty Broadband and Charter transaction.

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

Update on Economic Conditions

Charter

Charter is a leading broadband connectivity company with services available to nearly 59 million homes and small to large businesses across 41 states through its Spectrum brand.

The competitive environment continued to challenge Internet customer growth in the first quarter of 2026 with a loss of 120,000 Internet customers. Mobile lines grew by 368,000 while video and voice customer losses improved versus the prior year period as customers find value in bundling Charter’s seamless connectivity and entertainment products. Charter’s core strategy is to deliver great products, at a great value, while continuously improving service. Charter remains focused on improving customer results through the power of Charter’s advanced fiber-powered network and cutting-edge connectivity products and services and its simplified pricing and packaging strategy that better utilizes its seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth.

Charter’s Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Unlimited Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. Charter has completed deals with major programmers to deliver better flexibility and greater value to its customers by including seamless entertainment applications with certain of its Spectrum TV packages at no additional cost. Charter offers the sale of these seamless entertainment applications to customers on an à la carte basis, and, through its digital storefront, the Spectrum App Store, customers can easily activate, upgrade, buy and manage their streaming applications in one place. Charter also continues to develop other elements of its video product and is deploying Xumo Stream Boxes to new video customers.

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

Charter currently offers Spectrum Internet products with speeds up to 1 gigabits per second across its entire footprint and multi-gigabit data speeds in a portion of its footprint. Chater’s network evolution initiative remains on track to deliver symmetrical and multi-gigabit speeds across its entire footprint with convergence everywhere it operates. Charter spent $427 million on its subsidized rural construction initiative during the three months ended March 31, 2026 and activated approximately 89,000 subsidized rural passings.

Results of Operations —March 31, 2026 and 2025

General. Provided in the table below is information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Operating costs and expenses:
General and administrative	$4	12
Stock-based compensation	1	1
Operating income (loss)	(5)	(13)
Other income (expense):
Interest expense	(24)	(30)
Share of earnings (losses) of affiliate	308	318
Gain (loss) on dilution of investment in affiliate	(70)	(18)
Realized and unrealized gains (losses) on financial instruments, net	(3)	(37)
Other, net	1	(3)
Earnings (loss) before income taxes	207	217
Income tax benefit (expense)	(4)	17
Net earnings (loss) from continuing operations	$203	234

General and administrative

General and administrative expense decreased $8 million for the three months ended March 31, 2026, as compared to the corresponding prior year period, due to decreased professional service fees related to the Transactions.

Stock-based compensation

Stock-based compensation expense was flat for the three months ended March 31, 2026, as compared to the corresponding prior year period.

Operating Income (Loss)

Consolidated operating loss improved $8 million for the three months ended March 31, 2026, as compared to the corresponding prior year period, due to the above explanations.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Other income (expense):
Interest expense	$(24)	(30)
Share of earnings (losses) of affiliate	308	318
Gain (loss) on dilution of investment in affiliate	(70)	(18)
Realized and unrealized gains (losses) on financial instruments, net	(3)	(37)
Other, net	1	(3)
	$212	230

Interest expense

Interest expense decreased $6 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year. The decrease was driven by lower interest rates on our variable rate debt, as well as lower amounts outstanding of exchangeable senior debentures.

Share of earnings (losses) of affiliate

Share of earnings of affiliate decreased $10 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $69 million and $67 million, net of related taxes, for the three months ended March 31, 2026 and 2025, respectively, due to the amortization of the excess basis of assets with identifiable useful lives and debt. The change in the share of earnings of affiliate in the three months ended March 31, 2026, as compared to the corresponding period in the prior year, was the result of the corresponding change in net income at Charter.

The following is a discussion of Charter’s standalone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Revenue	$13,597	13,735
Operating costs and expenses (excluding depreciation and amortization)	(8,178)	(8,317)
Depreciation and amortization	(2,211)	(2,181)
Operating income (loss)	3,208	3,237
Other income (expense), net	(1,380)	(1,383)
Net income (loss) before income taxes	1,828	1,854
Income tax benefit (expense)	(465)	(445)
Net income (loss)	$1,363	1,409

Charter’s revenue decreased $138 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year. The decrease was primarily due to higher seamless entertainment allocation, partly offset by growth in connectivity revenue.

During the three months ended March 31, 2026, operating costs and expenses, excluding depreciation and amortization, decreased $139 million, as compared to the corresponding period in the prior year. Operating costs decreased during the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily due to lower programming costs. Programming costs decreased as a result of a $171 million increase in costs allocated to seamless entertainment applications and netted within video revenue as well as a higher mix of lower cost video packages within its video customer base and fewer video customers, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent. Other operating expenses, net, also decreased due to the absence of a $90 million impairment on the sale of non-strategic assets during the three months ended March 31, 2025.

These decreases were partially offset by increased other costs of revenue primarily due to higher mobile service direct costs and mobile device sales due to an increase in mobile lines as well as higher advertising sales costs given higher political revenue.

Depreciation and amortization expense increased $30 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily as a result of more recent capital expenditures, partly offset by certain assets becoming fully depreciated.

Charter’s operating income decreased $29 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, for the reasons described above.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased $52 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year. The loss on dilution of investment in affiliate increased primarily due to an increase in issuance of Charter common stock from the exercise of stock options and restricted stock units held by employees and other third parties at differing share prices. For the three months ended March 31, 2025, the losses were significantly offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the period.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Exchangeable senior debentures	$(9)	(37)
Other	6	—
	$(3)	(37)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 4 and 6 to the accompanying condensed consolidated financial statements for additional discussion). The changes in realized and unrealized gains (losses) for the three months ended March 31, 2026, compared to the corresponding period in the prior year, were primarily due to the change in fair value of the debentures outstanding for the respective periods related to changes in market price of the underlying Charter stock.

Other, net

Other, net expense decreased $4 million for the three months ended March 31, 2026 as compared to the corresponding period in the prior year. The change was primarily due to a tax sharing receivable with QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”). The tax sharing receivable with QVC Group resulted in no income or loss for the three months ended March 31, 2026, compared to a loss of $4 million for the three months ended March 31, 2025. See more discussion about the tax sharing agreement with QVC Group in note 1 to the accompanying condensed consolidated financial statements.

Income taxes

Earnings (loss) before income taxes and income tax (expense) benefit are as follows:

	Three months ended
	March 31,
	2026	2025

Earnings (loss) before income taxes	$207	217
Income tax benefit (expense)	(4)	17
Effective income tax rate	2%	8%

For the three months ended March 31, 2026, the Company recognized tax expense less than the U.S. statutory rate of 21% primarily due to non-taxable proceeds from Charter share repurchases received pursuant to the Merger Agreement and federal tax credits.

For the three months ended March 31, 2025, the Company recognized tax benefit primarily due to non-taxable proceeds from Charter share repurchases received pursuant to the Merger Agreement.

Net earnings (loss) from continuing operations

The Company had net earnings from continuing operations of $203 million and $234 million for the three months ended March 31, 2026 and 2025, respectively. The change in net earnings (loss) from continuing operations was the result of the above-described fluctuations in our expenses and other gains and losses.

Liquidity and Capital Resources

As of March 31, 2026, substantially all of our cash, cash equivalents, restricted cash and restricted cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

We discuss below both potential sources and use of liquidity, however, while the Transactions are pending, we are currently subject to certain contractual restrictions and therefore may not be able to take some or all of the actions described below.

The following are potential sources of liquidity: available cash balances, monetization of investments (including Charter Repurchases (as defined in note 5 to the accompanying condensed consolidated financial statements and discussed below)), outstanding debt facilities (as discussed in note 6 to the accompanying condensed consolidated financial statements), loans from Charter pursuant to the Merger Agreement, the Stockholders and Letter Agreement Amendment and the 2026 Letter Agreement, and dividend and interest receipts.

As of March 31, 2026, Liberty Broadband had a cash and cash equivalents balance of $51 million.

	Three months ended March 31,
	2026	2025

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$(74)	(41)
Net cash provided by (used in) investing activities	$193	303
Net cash provided by (used in) financing activities	$810	—

The increase in cash used in operating activities during the three months ended March 31, 2026, as compared to the corresponding period in the prior year, was primarily driven by timing differences in working capital accounts.

During the three months ended March 31, 2026 and 2025, net cash flows provided by investing activities were primarily related to the sale of Charter Class A common stock for $190 million and $300 million, respectively. In February 2021, Liberty Broadband entered into the Letter Agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap (see more information in note 5 to the accompanying condensed consolidated financial statements). Further, simultaneously with the Merger Agreement in November 2024, the Company entered into the Stockholders and Letter Agreement Amendment that provides that Charter is intended to repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement, provided that if any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permissible, then Charter shall instead loan to Liberty Broadband in an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment, in each case, subject to certain conditions. From and after April 6, 2026, the date on which the 3.125% Debentures due 2053 (as defined in note 6 to the accompanying condensed consolidated financial statements) are no longer outstanding, the amount of monthly repurchases will instead be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements). Pursuant to this agreement, the Company expects the Charter Repurchases to be a significant source of liquidity in future periods.

During the three months ended March 31, 2026, net cash flows provided by financing activities were net borrowings of $810 million on the Margin Loan Facility in preparation for the required repurchases of the 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures due 2053”) in April 2026. All outstanding 3.125% Debentures due 2053 were put back to the Company and retired on April 6, 2026, and the Company paid $966 million, including accrued interest, to settle the 3.125% Debentures due 2053 on that date, using proceeds from the Margin Loan Facility and restricted cash.

The projected uses of cash and restricted cash for the remainder of 2026 are debt service and repayment, approximately $70 million for interest payments on outstanding debt, approximately $10 million for Liberty Broadband preferred stock dividends, transaction-related expenses and to reimburse Liberty Media Corporation for amounts due under various agreements. We expect corporate cash and other available sources of liquidity as discussed above to cover corporate expenses for the foreseeable future.

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

As of March 31, 2026, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$1,600	5.6%	$965	3.1%

Our investment in Charter (our equity method affiliate) is publicly traded and not generally reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Executives concluded the Company's disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

There were no repurchases of Liberty Broadband Series A, Series B or Series C common stock or Liberty Broadband preferred stock during the three months ended March 31, 2026, which is currently restricted by the Merger Agreement.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Letter Agreement, dated March 5, 2026, by and among Liberty Broadband Corporation, Charter Communications, Inc. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2026 (File No. 001-36713))

10.2	First Supplemental Indenture, dated as of February 19, 2026, by and between Liberty Broadband Corporation and U.S. Bank Trust Company, National Association, as trustee*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

** Furnished herewith

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: April 28, 2026	By:	/s/ MARTIN E. PATTERSON
Martin E. Patterson President and Chief Executive Officer

Date: April 28, 2026	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-2