Form 10-Q
period 2026-06-30
Liberty Broadband Corp
filed 2026-07-29
CIK 1611983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of outstanding shares of Liberty Broadband Corporation’s common stock as of June 30, 2026 was:

	Series A	Series B	Series C
Liberty Broadband Corporation common stock	18,254,690	386,988	124,856,052

Part I - Financial Information

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2026	2025

	amounts in millions
	except share amounts
Assets
Current assets:
Cash and cash equivalents	$43	57
Restricted cash and restricted cash equivalents	—	38
Other current assets	35	8
Total current assets	78	103
Investment in Charter, accounted for using the equity method (note 5)	5,507	8,670
Other assets, net	98	57
Total assets	5,683	8,830

Liabilities and Equity
Current liabilities:
Taxes payable	—	23
Current portion of debt, including zero and $956 measured at fair value, respectively (note 6)	864	956
Other current liabilities	18	8
Total current liabilities	882	987
Long-term debt, net (note 6)	359	790
Deferred income tax liabilities	495	1,155
Preferred stock (note 7)	199	200
Total liabilities	1,935	3,132

Equity
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 18,254,690 and 18,254,690 at June 30, 2026 and December 31, 2025, respectively	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 386,988 and 386,988 at June 30, 2026 and December 31, 2025, respectively	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 124,856,052 and 124,856,052 at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,633	1,646
Accumulated other comprehensive earnings (loss), net of taxes	—	15
Retained earnings	2,114	4,036
Total stockholders' equity	3,748	5,698
Commitments and contingencies (note 9)
Total liabilities and equity	$5,683	8,830

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	2026		2025	2026	2025

	amounts in millions,
	except per share amounts
Operating costs and expenses:
General and administrative, including stock-based compensation		$4	10	9	23
Operating income (loss)		(4)	(10)	(9)	(23)
Other income (expense):
Interest expense		(23)	(28)	(47)	(58)
Share of earnings (losses) of affiliate (note 5)		(2,653)	345	(2,345)	663
Gain (loss) on dilution of investment in affiliate (note 5)		(135)	(15)	(205)	(33)
Realized and unrealized gains (losses) on financial instruments, net (note 4)		20	76	17	39
Other, net		3	5	4	2
Earnings (loss) before income taxes		(2,792)	373	(2,585)	590
Income tax benefit (expense)		667	(17)	663	—
Net earnings (loss) from continuing operations		(2,125)	356	(1,922)	590
Net earnings (loss) from discontinued operations		—	27	—	61
Net earnings (loss)		$(2,125)	383	(1,922)	651
Basic net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)		$(14.86)	2.49	(13.44)	4.13
Basic net earnings (loss) from discontinued operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$	NA	0.19	NA	0.43
Diluted net earnings (loss) from continuing operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)		$(14.86)	2.49	(13.44)	4.13
Diluted net earnings (loss) from discontinued operations attributable to Series A, Series B and Series C Liberty Broadband shareholders per common share (note 3)	$	NA	0.19	NA	0.43

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Net earnings (loss)	$(2,125)	383	(1,922)	651
Other comprehensive earnings (loss), net of taxes:
Credit risk on fair value debt instruments gains (loss)	(1)	6	—	(7)
Recognition of previously unrealized losses (gains) on debt instruments, net	(15)	(42)	(15)	(42)
Other comprehensive earnings (loss) from continuing operations	(16)	(36)	(15)	(49)
Other comprehensive earnings (loss) from discontinued operations	—	—	—	—
Comprehensive earnings (loss)	$(2,141)	347	(1,937)	602

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2026	2025

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(1,922)	651
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
(Earnings) loss from discontinued operations	—	(61)
Stock-based compensation	2	2
Share of (earnings) losses of affiliate, net	2,345	(663)
(Gain) loss on dilution of investment in affiliate	205	33
Realized and unrealized (gains) losses on financial instruments, net	(17)	(39)
Deferred income tax expense (benefit)	(652)	6
Changes in operating assets and liabilities:
Current and other assets	2	9
Payables and other liabilities	9	6
Taxes payable	(90)	—
Net cash provided by (used in) operating activities	(118)	(56)
Cash flows from investing activities:
Cash received for Charter shares repurchased by Charter	595	600
Other investing activities, net	3	5
Net cash provided by (used in) investing activities	598	605
Cash flows from financing activities:
Borrowings of debt	1,239	500
Repayments of debt	(1,771)	(1,127)
Other financing activities, net	—	4
Net cash provided by (used in) financing activities	(532)	(623)
Net cash provided by (used in) discontinued operations:
Cash provided by (used in) operating activities	—	225
Cash provided by (used in) investing activities	—	(94)
Cash provided by (used in) financing activities	—	(90)
Net cash provided by (used in) discontinued operations	—	41
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(52)	(33)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	95	229
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$43	196

The following table reconciles cash and cash equivalents, restricted cash and restricted cash equivalents reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	June 30,	December 31,
	2026	2025

	amounts in millions
Cash and cash equivalents	$43	57
Restricted cash and restricted cash equivalents	—	38
Total cash and cash equivalents, restricted cash and restricted cash equivalents at end of period	$43	95

See accompanying notes to the condensed consolidated financial statements.

LIBERTY BROADBAND CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated
				Additional	other
	Common stock			paid-in	comprehensive	Retained
	Series A	Series B	Series C	capital	earnings (loss)	earnings	Total equity

	amounts in millions
Balance at January 1, 2026	$—	—	1	1,646	15	4,036	5,698
Net earnings (loss)	—	—	—	—	—	(1,922)	(1,922)
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	—	2	—	—	2
Noncontrolling interest activity at Charter and other	—	—	—	(15)	—	—	(15)
Balance at June 30, 2026	$—	—	1	1,633	—	2,114	3,748

					Accumulated
				Additional	other
	Common stock			paid-in	comprehensive	Retained
	Series A	Series B	Series C	capital	earnings (loss)	earnings	Total equity

	amounts in millions
Balance at March 31, 2026	$—	—	1	1,642	16	4,239	5,898
Net earnings (loss)	—	—	—	—	—	(2,125)	(2,125)
Other comprehensive earnings (loss), net of taxes	—	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	—	1	—	—	1
Noncontrolling interest activity at Charter and other	—	—	—	(10)	—	—	(10)
Balance at June 30, 2026	$—	—	1	1,633	—	2,114	3,748

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

In July 2025, Liberty Broadband and its subsidiaries completed an internal reorganization preceding the GCI Divestiture (as defined below) to transfer the GCI Business (as defined below) to GCI Liberty, Inc. (“GCI Liberty”). Following the internal reorganization, GCI Liberty owns, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business (collectively, “GCI”). GCI Liberty was a wholly owned subsidiary of Liberty Broadband until the GCI Divestiture, which was completed on July 14, 2025. GCI Liberty is presented as a discontinued operation in the Company’s condensed consolidated financial statements. See note 2 for details of the GCI Divestiture. Subsequent to the divestiture, on May 21, 2026, GCI Liberty, Inc. changed its name to Liberty Capital Corporation (“Liberty Capital”).

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As discussed above, as a condition to closing the Combination, Liberty Broadband agreed to divest the GCI Business by way of a distribution to the holders of Liberty Broadband common stock (the “GCI Divestiture”), which was completed on July 14, 2025. The GCI Divestiture was taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Combination. If such corporate level tax liability exceeded $420 million, Liberty Broadband (and Charter upon completion of the Combination) would be entitled under a tax receivables agreement to the portion of the tax benefits realized by Liberty Capital corresponding to such excess; however, the corporate level tax liability from the GCI Divestiture is estimated to be significantly less than $420 million.

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”) to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. On March 5, 2026, Charter, Liberty Broadband and A/N entered into a letter agreement (the “2026 Letter Agreement”) to adjust the timing of certain measurements and repurchases under the Stockholders and Letter Agreement Amendment. Details of these agreements are further described in note 5. On May 12, 2026, Liberty Broadband and Charter entered into a loan agreement whereby Charter advanced a term loan to Liberty Broadband in the aggregate principal amount of approximately $359 million to repay borrowings under the Margin Loan Facility (as defined in note 6). The terms of the loan agreement are more fully described in note 6.

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

During both the six months ended June 30, 2026 and June 30, 2025, we did not repurchase any shares of Liberty Broadband common stock, which is currently restricted by the Merger Agreement. As of June 30, 2026, the amount remaining under the authorized repurchase program is approximately $1,685 million, which is currently restricted by the Merger Agreement.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In accordance with the Malone exchange side letter and concurrent with the GCI Divestiture, the Malone Exchange Holders exchanged 1,617,040 shares of LBRDB for 1,617,040 shares of LBRDK on July 14, 2025. Under the Exchange Agreement and the Malone exchange side letter, the JM Trust has exchanged 2,098,189 total shares of LBRDB for the same number of LBRDK as of June 30, 2026.

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

Under these various agreements, amounts reimbursable to Liberty were approximately $1 million and $2 million for the three months ended June 30, 2026 and 2025, respectively, and $3 million and $5 million for the six months ended June 30, 2026 and 2025, respectively. Liberty Broadband had a tax sharing receivable with QVC Group of approximately $10 million as of both June 30, 2026 and December 31, 2025, included in Other assets, net in the condensed consolidated balance sheets.

(2) Discontinued Operations

GCI Divestiture

On June 19, 2025, Liberty Broadband entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), whereby, subject to the terms thereof, GCI Liberty, a Nevada corporation and a wholly owned subsidiary of Liberty Broadband, would spin-off from Liberty Broadband.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Pursuant to the Separation and Distribution Agreement, the GCI Divestiture was accomplished by means of a distribution by Liberty Broadband of 0.20 of a share of GCI Liberty’s Series A, B and C GCI Group common stock (collectively, the “GCI Group common stock”), for each whole share of the corresponding series of Liberty Broadband common stock held as of June 30, 2025 by the holder thereof. The distribution of the GCI Group common stock was completed on July 14, 2025. As a result of the GCI Divestiture, GCI Liberty was an independent, publicly traded company and its businesses, assets and liabilities initially consisted of 100% of the outstanding equity interests in GCI. Subsequent to the divestiture, on May 21, 2026, GCI Liberty, Inc. changed its name to Liberty Capital Corporation.

In connection with the GCI Divestiture, Liberty Broadband entered into certain agreements, including the Separation and Distribution Agreement, pursuant to which, among other things, Liberty Broadband and Liberty Capital (formerly, GCI Liberty) will indemnify each other against certain losses that may arise, a tax sharing agreement (the “GCI Tax Sharing Agreement”) and a tax receivables agreement (the “GCI Tax Receivables Agreement”). The GCI Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and Liberty Capital, and the GCI Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and Liberty Capital with respect to certain tax matters.

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

	Three months ended	Six months ended
	June 30,	June 30,
	2025	2025

	amounts in millions
Revenue	$261	527
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	58	116
Selling, general and administrative, including stock-based compensation	100	199
Depreciation and amortization	52	105
	210	420
Operating income (loss)	51	107
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(12)	(22)
Other, net	2	3
Earnings (loss) from discontinued operations before income taxes	41	88
Income tax benefit (expense)	(14)	(27)
Net earnings (loss) from discontinued operations	$27	61

(3) Earnings per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the three months ended June 30, 2026 and 2025 are 3 million and 2 million potential common shares, respectively, because their inclusion would have been antidilutive. Excluded from diluted EPS for the six months ended June 30, 2026 and 2025 are 3 million and 2 million potential common shares, respectively, because their inclusion would have been antidilutive.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Liberty Broadband Common Stock
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(numbers of shares in millions)
Basic WASO	143	143	143	143
Potentially dilutive shares (1)	1	—	1	—
Diluted WASO	144	143	144	143

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2026			December 31, 2025
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$42	42	—	57	57	—
Restricted cash equivalents	$—	—	—	38	38	—
Exchangeable senior debentures	$—	—	—	956	—	956

Prior to their redemption, the Company’s exchangeable senior debentures were debt instruments with quoted market value prices that were not considered to be traded on “active markets”, as defined in GAAP, and were reported in the foregoing table as Level 2 fair value.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include normal working capital accounts, equity securities, preferred stock and both current and long-term debt (with the exception of the 3.125% Debentures due 2054 prior to their redemption in the second quarter of 2025 and the 3.125% Debentures due 2053 prior to their redemption in the second quarter of 2026 (each as defined in note 6)). With the exception of long-term debt and preferred stock, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying values of the Margin Loan Facility and the Charter Loan Facility (each as defined in note 6) bear interest at variable rates and therefore are also considered to approximate fair value.

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Exchangeable senior debentures (1)	$19	76	10	39
Other	1	—	7	—
	$20	76	17	39
(1)	The Company has elected to account for its exchangeable senior debentures using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are primarily due to market factors driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive income. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a gain of $8 million and a loss of $9 million for the three and six months ended June 30, 2025, respectively, net of the recognition of previously unrecognized gains and losses. As all outstanding exchangeable senior debentures were retired on April 6, 2026, there was no change in fair value attributable to changes in the instrument specific credit risk before tax during the three months ended June 30, 2026 and a loss of less than $1 million for the six months ended June 30, 2026. During the three and six months ended June 30, 2026, the Company recognized $20 million of previously unrecognized gains related to the retirement of the 3.125% Debentures due 2053. As such, the net cumulative change after the retirement of the outstanding exchangeable senior debentures is zero as of June 30, 2026.

(5) Investment in Charter Accounted for Using the Equity Method

Through a number of prior years’ transactions, Liberty Broadband has acquired an interest in Charter. The investment in Charter is accounted for as an equity method affiliate based on our voting and ownership interest and the board seats held by individuals appointed by Liberty Broadband. As of June 30, 2026, the carrying and market value of Liberty Broadband’s ownership in Charter were both approximately $5.5 billion. We own an approximate 32.5% economic ownership interest in Charter, based on shares of Charter’s Class A common stock issued and outstanding as of June 30, 2026.

As discussed in more detail in note 1, Charter has agreed to acquire Liberty Broadband. The Stockholders Agreement and Letter Agreement, as amended by the Stockholders and Letter Agreement Amendment and the 2026 Letter Agreement, sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

Pursuant to the Stockholders Agreement, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of 26% or the Voting Cap (as defined below) (the “Equity Cap”). Pursuant to the Stockholders and Letter Agreement Amendment, Liberty Broadband is exempt from the Equity Cap to the extent Liberty Broadband’s equity ownership in Charter exceeds such Equity Cap solely as a result of the repurchase provisions in the Stockholders and Letter Agreement Amendment. In the event the Merger Agreement is terminated, Liberty Broadband’s equity ownership in Charter (on a fully diluted basis) is capped at the greater of the Voting Cap or the percentage of equity owned (on a fully diluted basis) by Liberty Broadband on the termination date of the Merger Agreement. As of June 30, 2026, due to Liberty Broadband’s voting interest exceeding the current voting cap of 25.01% (the “Voting Cap”), our voting control of the

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

aggregate voting power of Charter is 25.01%. Under the Stockholders Agreement and the Stockholders and Letter Agreement Amendment, Liberty Broadband has agreed to vote all voting securities beneficially owned by it, or over which it has voting discretion or control that are in excess of the Voting Cap in the same proportion as all other votes cast by public stockholders of Charter with respect to the applicable matter.

In February 2021, Liberty Broadband was notified that its ownership interest, on a fully diluted basis, had exceeded the Equity Cap set forth in the Stockholders Agreement. On February 23, 2021, Charter and Liberty Broadband entered into the Letter Agreement in order to implement, facilitate and satisfy the terms of the Stockholders Agreement with respect to the Equity Cap. Pursuant to the Letter Agreement, following any month during which Charter purchases, redeems or buys back shares of its Class A common stock, and prior to certain meetings of Charter’s stockholders, Liberty Broadband will be obligated to sell to Charter, and Charter will be obligated to purchase, such number of shares of Class A common stock as is necessary (if any) to reduce Liberty Broadband’s percentage equity interest, on a fully diluted basis, to the Equity Cap (such transaction, a “Charter Repurchase”). The per share sale price for each share of Charter will be equal to the volume weighted average price paid by Charter in its repurchases, redemptions and buybacks of its common stock (subject to certain exceptions) during the month prior to the Charter Repurchase (or, if applicable, during the relevant period prior to the relevant meeting of Charter stockholders). Charter Repurchases during the pendency of the proposed Transactions under the Merger Agreement are governed by the Stockholders and Letter Agreement Amendment and the 2026 Letter Agreement as described below.

Interim Merger Period Stock Repurchases

Simultaneously with the execution and delivery of the Merger Agreement, Charter, Liberty Broadband and A/N entered into an amendment to (i) the Stockholders Agreement, and (ii) the Letter Agreement. The Stockholders Agreement and the Letter Agreement, as amended by the Stockholders and Letter Agreement Amendment and the 2026 Letter Agreement, sets forth certain agreements relating to the governance of Charter and the participation of Liberty Broadband in Charter’s share repurchase program.

Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement and prior to the date on which Liberty Broadband’s 3.125% Debentures due 2053 were no longer outstanding, Charter was intended to repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement. From and after April 6, 2026, the date on which Liberty Broadband’s 3.125% Debentures due 2053 were no longer outstanding, the amount of monthly repurchases will instead be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility. If any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permissible (such limitations, the “repurchase limitations”), then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment, in each case, subject to certain conditions. The per share sales price shall be determined as set forth in the Letter Agreement, provided that if Charter has not repurchased shares of its common stock during the relevant repurchase period, the repurchase price shall be based on a Bloomberg Volume Weighted Average Price methodology proposed by Charter and reasonably acceptable to Liberty Broadband. On March 5, 2026, Charter, Liberty Broadband and A/N entered into the 2026 Letter Agreement, pursuant to which, among other things, the parties agreed to (i) amend the measurement period for certain liquidity calculations under the Stockholders and Letter Agreement Amendment from 30 days following a Monthly Determination Date (as defined in the Stockholders and Letter Agreement Amendment) to a period commencing on (and excluding) such Monthly Determination Date and ending on (and including) the immediately succeeding Monthly Determination Date and

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(ii) for the repurchase period ending March 31, 2026, provide for the repurchase notice to be delivered no later than March 31, 2026 and for the repurchase date to occur on April 2, 2026.

In addition, pursuant to the terms of the Merger Agreement, if the LTV Ratio (as defined under the Margin Loan Facility) under the Margin Loan Facility equals or exceeds 50%, then Charter must (x)(1) subject to the repurchase limitations, repurchase additional Charter Class A common stock or (2) loan cash to Liberty Broadband, in each case, in an amount necessary, after giving effect to the use of such proceeds to repay borrowings under the Margin Loan Facility, to reduce the LTV Ratio under the Margin Loan Facility to 30% (or, in certain circumstances with respect to a loan from Charter, 40%) and/or (y) permit Liberty Broadband to pledge additional Charter Class A common stock to reduce the LTV Ratio under the Margin Loan Facility to 30%. On May 12, 2026, due to the LTV Ratio under the Margin Loan Facility exceeding 50%, Liberty Broadband and Charter entered into a loan agreement whereby Charter advanced a term loan to Liberty Broadband in the aggregate principal amount of approximately $359 million to repay borrowings under the Margin Loan Facility.  The terms of the loan agreement are more fully described in note 6.

Under the terms of the Stockholders and Letter Agreement Amendment and original Letter Agreement, Liberty Broadband sold 2,807,590 and 1,634,261 shares of Charter Class A common stock to Charter for $595 million and $600 million during the six months ended June 30, 2026 and 2025, respectively. Subsequent to June 30, 2026, Liberty Broadband sold 129,907 shares of Charter Class A common stock to Charter for $18 million in July 2026.

Investment in Charter

The excess basis in our investment in Charter is allocated within memo accounts used for equity method accounting purposes as follows (amounts in millions):

	June 30,	December 31,
	2026	2025
Property and equipment, net	$9	183
Customer relationships, net	94	1,596
Franchise fees	—	850
Trademarks	—	6
Goodwill	—	1,519
Debt	(99)	(121)
Deferred income tax liability	(1)	(628)
	$3	3,405

Property and equipment and customer relationships have weighted average remaining useful lives of approximately 2 years and 6 years, respectively, and franchise fees, trademarks and goodwill have indefinite lives. The excess basis of outstanding debt is amortized over the contractual period using the straight-line method. The decrease in excess basis for the six months ended June 30, 2026 was primarily due to a $3.0 billion impairment loss on our equity method investment, as further described below. The decrease in excess basis was also impacted by amortization expense during the period. The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $3,071 million and $66 million, net of related taxes, for the three months ended June 30, 2026 and 2025, respectively, and $3,140 million and $133 million, net of related taxes, for the six months ended June 30, 2026 and 2025, respectively, due to the impairment in the current year and amortization of the excess basis related to assets with identifiable useful lives and debt in both periods.

Due to a sustained decline in Charter’s share price, we recorded a $3.0 billion impairment loss on our equity method investment in Charter during the second quarter of 2026, reducing our investment balance to fair value determined using Charter’s share price, which is a Level 1 fair value input. The impairment reflects an other than temporary decline in our investment in Charter’s fair value. We will continue to monitor Charter’s share price, among other relevant considerations,

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

to determine if the carrying value of our investment is appropriate. Future declines in share price could result in additional impairments, which could be material.

The Company had dilution losses of $135 million and $15 million during the three months ended June 30, 2026 and 2025, respectively, and $205 million and $33 million for the six months ended June 30, 2026 and 2025, respectively. The dilution losses for the periods presented were primarily attributable to the exercise of stock options and restricted stock units by employees and other third parties at differing share prices. For the six months ended June 30, 2025, the losses were significantly offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the period.

Summarized unaudited financial information for Charter is as follows:

Charter condensed consolidated balance sheets

	June 30, 2026	December 31, 2025

	amounts in millions
Current assets	$4,973	5,144
Property and equipment, net	47,955	46,444
Goodwill	29,710	29,710
Intangible assets, net	67,709	67,911
Other assets	5,271	5,004
Total assets	$155,618	154,213
Current liabilities	$13,778	13,306
Deferred income taxes	20,237	19,841
Long-term debt	92,960	94,006
Other liabilities	6,742	6,541
Equity	21,901	20,519
Total liabilities and shareholders’ equity	$155,618	154,213

Charter condensed consolidated statements of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Revenue	$13,526	13,766	27,123	27,501
Cost and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,215	8,230	16,378	16,424
Depreciation and amortization	2,197	2,176	4,408	4,357
Other operating (income) expense, net	51	81	66	204
	10,463	10,487	20,852	20,985
Operating income	3,063	3,279	6,271	6,516
Interest expense, net	(1,276)	(1,263)	(2,532)	(2,504)
Other income (expense), net	212	(107)	88	(249)
Income tax (expense) benefit	(475)	(414)	(940)	(859)
Net income (loss)	1,524	1,495	2,887	2,904
Less: Net income attributable to noncontrolling interests	(232)	(194)	(432)	(386)
Net income (loss) attributable to Charter shareholders	$1,292	1,301	2,455	2,518

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	June 30,	June 30,	December 31,
	2026	2026	2025
	amounts in millions
Margin Loan Facility	$864	864	790
3.125% Exchangeable Senior Debentures due 2053	—	—	956
Charter Loan Facility	359	359	—
Total debt	$1,223	1,223	1,746
Debt classified as current		(864)	(956)
Total long-term debt		$359	790

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

As of June 30, 2026, SPV had borrowing capacity of $1,076 million under the Margin Loan Agreement with approximately $218 million available to be drawn, subject to certain funding conditions, which may be drawn until five business days prior to the maturity date. The maturity date of the loans under the Margin Loan Agreement is June 30, 2027; accordingly, the Margin Loan Facility has been classified as current within the condensed consolidated balance sheet as of June 30, 2026. The borrowings under the Margin Loan Agreement accrue interest at a rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus a per annum spread of 1.875% (unless and until the replacement of such rate as provided for under the Margin Loan Agreement). The Margin Loan Agreement also has a commitment fee equal to 0.50% per annum on the daily unused amount of the Revolving Loans. The interest rates on the Margin Loan Facility were 5.6% and 6.2% at June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, the Company had borrowed $810 million on the Margin Loan Facility in preparation of retiring the 3.125% Debentures due 2053 in April 2026, with partial repayments on the Margin Loan Facility made in the second quarter of 2026.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

On May 14, 2026, SPV entered into a Limited Waiver to Margin Loan Agreement (the “Limited Waiver”), in connection with the Margin Loan Agreement, with BNP Paribas, New York Branch, as the administrative agent, BNP Paribas, as the calculation agent, and the lenders party thereto from time to time (the “Lenders”). Pursuant to the Limited Waiver, the Lenders waived their right to make adjustments to the terms of the Margin Loan Agreement following the occurrence of a Share Price Event (as defined in the Margin Loan Agreement) and any Potential Adjustment Event (as defined in the Margin Loan Agreement) arising solely due to a Share Price Event, in each case, until the earlier of (a) the date that is six months after the effective date of the Limited Waiver and (b) the date on which the Merger Agreement is terminated.

SPV’s obligations under the Margin Loan Agreement are secured by first priority liens on a portion of the Company’s ownership interest in Charter, sufficient for SPV to meet the loan to value requirements under the Margin Loan Agreement. The Margin Loan Agreement indicates that no lender party shall have any voting rights with respect to the shares pledged as collateral, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. As of June 30, 2026, 19.1 million shares of Charter common stock with a value of $2.7 billion were held in collateral accounts related to the Margin Loan Agreement.

Charter Loan Facility

On May 12, 2026, Liberty Broadband and Charter entered into a loan agreement (the “Charter Loan Agreement”), by and among Liberty Broadband, as borrower, certain of Liberty Broadband’s wholly owned subsidiaries, as guarantors, and Charter, as lender. The Charter Loan Agreement provides for a series of term loans in such amounts as shall be agreed by Liberty Broadband and Charter (the “Charter Loan Facility”). Pursuant to the terms of the Merger Agreement and the Stockholders and Letter Agreement Amendment, on May 12, 2026, Charter advanced a term loan to Liberty Broadband in the aggregate principal amount of approximately $359 million (the “Initial Borrowing”). Borrowings under the Charter Loan Facility bear interest at the Term SOFR applicable to the Term A-7 Loans under Charter’s existing credit agreement plus a margin of 2.00%. Loans under the Charter Loan Facility may be prepaid without penalty or premium upon three (3) business days prior notice to Charter. Any amounts repaid on the Charter Loan Facility may not be reborrowed. Any loans made under the Charter Loan Facility are scheduled to mature on the earlier of (x) the date that is six (6) months after the Drop Dead Date (as defined in, and as may be extended by, the Merger Agreement) and (y) the date that is six (6) months after the date on which the Merger Agreement is terminated. The Charter Loan Facility must be repaid at maturity in cash by Liberty Broadband. Payment of the loans may be accelerated following certain customary events of default. The payment and performance of the obligations under the Charter Loan Agreement are guaranteed by certain of Liberty Broadband’s wholly owned subsidiaries and secured by the equity interests of such subsidiaries. The interest rate on the Charter Loan Facility was 5.7% at June 30, 2026.

The Charter Loan Agreement contains certain customary covenants, including covenants that restrict Liberty Broadband and its subsidiaries from making certain intercompany dispositions and other covenants requiring Liberty Broadband and its subsidiaries to provide additional security and guaranties upon reasonable request of Charter and to comply with the interim operating covenants of the Merger Agreement (regardless of whether the Merger Agreement is in effect).

Borrowings under the Charter Loan Agreement may be used to repay, repurchase, redeem, prepay or otherwise settle any debt of Liberty Broadband and its subsidiaries as set forth further in the Stockholders and Letter Agreement Amendment. The Initial Borrowing, together with proceeds from repurchases by Charter of shares of Charter common stock held by Liberty Broadband on or prior to the date of the Initial Borrowing, were used to repay $617 million in principal and accrued and unpaid interest under the Margin Loan Facility.

Exchangeable Senior Debentures

On February 28, 2023, the Company closed a private offering of $1,265 million aggregate original principal amount of its 3.125% Exchangeable Senior Debentures due 2053 (the “3.125% Debentures due 2053”), including debentures with an aggregate original principal amount of $165 million issued pursuant to the exercise of an option granted to the initial

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

purchasers. Holders of the 3.125% Debentures due 2053 had the right to require the Company to purchase their 3.125% Debentures due 2053 on April 6, 2026. All outstanding 3.125% Debentures due 2053 were put back to the Company and retired on April 6, 2026, and the Company paid $966 million, including accrued interest, to repurchase the 3.125% Debentures due 2053 on that date, using proceeds from the Margin Loan Facility and restricted cash.

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

The Company had elected to account for all of its exchangeable senior debentures at fair value in its condensed consolidated financial statements prior to their respective redemptions. Accordingly, changes in the fair value of these instruments were recognized in Realized and unrealized gains (losses) on financial instruments, net in the accompanying condensed consolidated statements of operations prior to their respective redemptions. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.

(7) Preferred Stock

Liberty Broadband's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty Broadband’s board of directors.

The Liberty Broadband preferred stock was issued as a result of the closing of the Liberty Broadband combination with prior GCI Liberty on December 18, 2020. Each share of Series A Cumulative Redeemable Preferred Stock of prior GCI Liberty outstanding immediately prior to the closing was converted into one share of newly issued Liberty Broadband preferred stock. The Company is required to redeem all outstanding shares of Liberty Broadband preferred stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following March 8, 2039. There were 7,300,000 shares of Liberty Broadband preferred stock authorized and 7,183,812 shares issued and outstanding at June 30, 2026. An additional 42,700,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Liberty Broadband preferred stock is accounted for as a liability on the Company’s condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Liberty Broadband preferred stock are recorded as interest expense in the Company’s condensed consolidated statements of operations. Liberty Broadband preferred stock has one-third of a vote per share.

The liquidation price is measured per share and shall mean the sum of (i) $25, plus (ii) an amount equal to all unpaid dividends (whether or not declared) accrued with respect to such share have been added to and then remain part of the liquidation price as of such date. The fair value of Liberty Broadband preferred stock of $203 million was recorded at the time of the closing of the Liberty Broadband combination with prior GCI Liberty. The fair value of Liberty Broadband preferred stock as of June 30, 2026 was $155 million (Level 1).

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing January 15, 2021. If Liberty Broadband fails to pay cash dividends on the Liberty Broadband preferred stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On May 15, 2026, the Company announced that its board of directors had declared a quarterly cash dividend of approximately $0.44 per share of Liberty Broadband preferred stock which was paid on July 15, 2026 to shareholders of record of the Liberty Broadband preferred stock at the close of business on June 30, 2026.

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

Included in General and administrative expenses in the accompanying condensed consolidated statements of operations are $1 million of stock-based compensation during both the three months ended June 30, 2026 and 2025 and $2 million of stock-based compensation during both the six months ended June 30, 2026 and 2025.

Grants

There were no options to purchase shares of LBRDA, LBRDB or LBRDK granted during the six months ended June 30, 2026.

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

LIBERTY BROADBAND CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	LBRDK	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2026	2,758	$113.69
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(44)	$82.84
Outstanding at June 30, 2026	2,714	$114.19	2.1	$—
Exercisable at June 30, 2026	2,603	$116.00	2.0	$—

As of June 30, 2026, there were no outstanding options to purchase shares of LBRDA or LBRDB common stock. During the six months ended June 30, 2026, Liberty Broadband had 14 thousand LBRDB options with an exercise price of $93.27 that expired.

As of June 30, 2026, the total unrecognized compensation cost related to unvested Awards was approximately $2 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.0 year.

As of June 30, 2026, Liberty Broadband reserved approximately 2.7 million shares of LBRDK for issuance under exercise privileges of outstanding stock options.

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

In July 2025, Liberty Broadband and its subsidiaries completed an internal reorganization preceding the GCI Divestiture to transfer the GCI Business (both as defined below) to GCI Liberty, Inc. (now known as Liberty Capital Corporation, as described below, “GCI Liberty”). Following the internal reorganization, GCI Liberty owns, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business (collectively, “GCI”). GCI Liberty was a wholly owned subsidiary of Liberty Broadband until the GCI Divestiture, which was completed on July 14, 2025. GCI Liberty is presented as a discontinued operation in the Company’s condensed consolidated financial statements. See note 2 to the accompanying condensed consolidated financial statements for details of the GCI Divestiture. Subsequent to the divestiture, on May 21, 2026, GCI Liberty, Inc. changed its name to Liberty Capital Corporation (“Liberty Capital”).

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

In addition, in connection with the entry into the Merger Agreement, Charter, Liberty Broadband and Advance/Newhouse Partnership (“A/N”) entered into an amendment (the “Stockholders and Letter Agreement Amendment”) to (i) that certain Second Amended and Restated Stockholders Agreement, dated as of May 23, 2015 (as amended, the “Stockholders Agreement”), by and among Charter, Liberty Broadband, and A/N, and (ii) that certain Letter Agreement, dated as of February 23, 2021 (the “Letter Agreement”), by and between Charter and Liberty Broadband. Pursuant to the Stockholders and Letter Agreement Amendment, each month during the pendency of the proposed Transactions under the Merger Agreement and prior to the date on which Liberty Broadband’s 3.125% Debentures due 2053 were no longer outstanding, Charter was intended to repurchase shares of Charter Class A common stock from Liberty Broadband in an amount equal to the greater of (i) $100 million and (ii) an amount such that immediately after giving effect thereto, Liberty Broadband would have sufficient cash to satisfy certain obligations as set forth in the Stockholders and Letter Agreement Amendment and Merger Agreement. From and after April 6, 2026, the date on which Liberty Broadband’s 3.125% Debentures due 2053 were no longer outstanding, the amount of monthly repurchases will instead be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility. If any repurchase would reduce Liberty Broadband’s equity interest in Charter below 25.25% after giving effect to such repurchase or if all or a portion of such repurchase is not permissible (such limitations, the “repurchase limitations”), then Charter shall instead loan to Liberty Broadband an amount equal to the lesser of (x) the repurchase amount that cannot be repurchased and (y) an agreed minimum liquidity threshold as set forth in the Stockholders and Letter Agreement Amendment less the repurchase amount that is repurchased, with such loan to occur on the terms set forth in the Stockholders and Letter Agreement Amendment, in each case, subject to certain conditions. Liberty Broadband will remain subject to the existing voting cap of 25.01%. Proceeds from share repurchases applied to debt service are expected to be tax free. On March 5, 2026, Charter, Liberty Broadband and A/N entered into a letter agreement (the “2026 Letter Agreement”), pursuant to which, among other things, the parties agreed to (i) amend the measurement period for certain liquidity calculations under the Stockholders and Letter Agreement Amendment from 30 days following a Monthly Determination Date (as defined in the Stockholders and Letter Agreement Amendment) to a period commencing on (and excluding) such Monthly Determination Date and ending on (and including) the immediately succeeding Monthly Determination Date and (ii) for the repurchase period ending March 31, 2026, provide for the repurchase notice to be delivered no later than March 31, 2026 and for the repurchase date to occur on April 2, 2026.

In addition, pursuant to the terms of the Merger Agreement, if the LTV Ratio (as defined under the Margin Loan Facility) under the Margin Loan Facility equals or exceeds 50%, then Charter must (x)(1) subject to the repurchase limitations, repurchase additional Charter Class A common stock or (2) loan cash to Liberty Broadband, in each case, in an amount necessary, after giving effect to the use of such proceeds to repay borrowings under the Margin Loan Facility, to reduce the LTV Ratio under the Margin Loan Facility to 30% (or, in certain circumstances with respect to a loan from Charter, 40%) and/or (y) permit Liberty Broadband to pledge additional Charter Class A common stock to reduce the LTV Ratio under the Margin Loan Facility to 30%.  On May 12, 2026, due to the LTV Ratio under the Margin Loan Facility exceeding 50%, Liberty Broadband and Charter entered into a loan agreement whereby Charter advanced a term loan to Liberty Broadband in the aggregate principal amount of approximately $359 million to repay borrowings under the Margin Loan Facility.  The terms of the loan agreement are more fully described in note 6 to the accompanying condensed consolidated financial statements.

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

GCI Divestiture

As discussed above, as a condition to closing the Combination, Liberty Broadband agreed to divest the GCI Business by way of a distribution to the holders of Liberty Broadband common stock (the “GCI Divestiture”), which was completed on July 14, 2025. The GCI Divestiture was taxable to Liberty Broadband and its stockholders, with Charter bearing the corporate level tax liability upon completion of the Combination. If such corporate level tax liability exceeded $420 million, Liberty Broadband (and Charter upon completion of the Combination) would be entitled under a tax receivables agreement to the portion of the tax benefits realized by Liberty Capital corresponding to such excess; however, the corporate level tax liability from the GCI Divestiture is estimated to be significantly less than $420 million.

On June 19, 2025, Liberty Broadband entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), whereby, subject to the terms thereof, GCI Liberty, a Nevada corporation and a wholly owned subsidiary of Liberty Broadband, would spin-off from Liberty Broadband.

Pursuant to the Separation and Distribution Agreement, the GCI Divestiture was accomplished by means of a distribution by Liberty Broadband of 0.20 of a share of GCI Liberty’s Series A, B and C GCI Group common stock, (collectively, the “GCI Group common stock”), for each whole share of the corresponding series of Liberty Broadband common stock held as of June 30, 2025 by the holder thereof. The distribution of the GCI Group common stock was completed on July 14, 2025. As a result of the GCI Divestiture, GCI Liberty became an independent, publicly traded company and its businesses, assets and liabilities initially consist of 100% of the outstanding equity interests in GCI. As mentioned above, on May 21, 2026, GCI Liberty, Inc. changed its name to Liberty Capital Corporation.

In connection with the GCI Divestiture, Liberty Broadband entered into certain agreements, including the Separation and Distribution Agreement, pursuant to which, among other things, Liberty Broadband and Liberty Capital (formerly, GCI Liberty) will indemnify each other against certain losses that may arise, a tax sharing agreement (the “GCI Tax Sharing Agreement”) and a tax receivables agreement (the “GCI Tax Receivables Agreement”). The GCI Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and Liberty Capital, and the GCI Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and Liberty Capital with respect to certain tax matters.

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

The competitive environment continued to challenge Charter’s Internet customer growth in the second quarter of 2026 and Charter lost 172,000 Internet customers. Mobile lines grew by 406,000 while video customer losses improved versus the prior year period driven by improvements to product offerings with customers finding value in bundling Charter’s seamless connectivity and entertainment products. Charter’s core strategy is to deliver great products, at a great value, while continuously improving service. Charter remains focused on improving customer results through the power of Charter’s advanced fiber-powered network and cutting-edge connectivity products and services and its simplified pricing and packaging strategy that better utilizes its seamless connectivity and entertainment products to offer lower promotional and persistent bundled pricing to drive growth.

Charter’s Internet and mobile product bundles provide a differentiated connectivity experience by bringing together Spectrum Internet, Advanced WiFi and Spectrum Mobile to offer consumers fast, reliable and secure online connections on their favorite devices at home and on the go in high-value packages. Charter has completed deals with major programmers to deliver better flexibility and greater value to its customers by including seamless entertainment applications with certain of its Spectrum TV packages at no additional cost. Charter offers the sale of these seamless entertainment applications to customers on an à la carte basis, and, through its digital storefront, the Spectrum App Store, customers can easily activate, upgrade, buy and manage their streaming applications in one place. Charter also continues to develop other elements of its video product and is deploying Xumo stream boxes to new video customers.

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

Charter currently offers Spectrum Internet products with speeds up to 1 gigabit per second across its entire footprint and multi-gigabit data speeds in a portion of its footprint. Chater’s network evolution initiative remains on track to deliver symmetrical and multi-gigabit speeds across its entire footprint with convergence everywhere it operates. Charter spent $391 million and $818 million on its subsidized rural construction initiative during the three and six months ended June 30, 2026, respectively, and activated approximately 127,000 and 216,000 subsidized rural passings, respectively.

Results of Operations —June 30, 2026 and 2025

General. Provided in the table below is information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Operating costs and expenses:
General and administrative	$3	9	7	21
Stock-based compensation	1	1	2	2
Operating income (loss)	(4)	(10)	(9)	(23)
Other income (expense):
Interest expense	(23)	(28)	(47)	(58)
Share of earnings (losses) of affiliate	(2,653)	345	(2,345)	663
Gain (loss) on dilution of investment in affiliate	(135)	(15)	(205)	(33)
Realized and unrealized gains (losses) on financial instruments, net	20	76	17	39
Other, net	3	5	4	2
Earnings (loss) before income taxes	(2,792)	373	(2,585)	590
Income tax benefit (expense)	667	(17)	663	—
Net earnings (loss) from continuing operations	$(2,125)	356	(1,922)	590

General and administrative

General and administrative expense decreased $6 million and $14 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding prior year periods, due to decreased professional service fees related to the Transactions.

Stock-based compensation

Stock-based compensation expense was flat for the three and six months ended June 30, 2026, as compared to the corresponding prior year periods.

Operating Income (Loss)

Consolidated operating loss improved $6 million and $14 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding prior year periods, due to the above explanations.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Other income (expense):
Interest expense	$(23)	(28)	(47)	(58)
Share of earnings (losses) of affiliate	(2,653)	345	(2,345)	663
Gain (loss) on dilution of investment in affiliate	(135)	(15)	(205)	(33)
Realized and unrealized gains (losses) on financial instruments, net	20	76	17	39
Other, net	3	5	4	2
	$(2,788)	383	(2,576)	613

Interest expense

Interest expense decreased $5 million and $11 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year. The decreases were driven by lower interest rates on our variable rate debt, as well as lower amounts outstanding of exchangeable senior debentures, which were all retired on April 6, 2026.

Share of earnings (losses) of affiliate

Share of losses of affiliate increased $2,998 million and $3,008 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year. Due to a sustained decline in Charter’s share price, we recorded a $3.0 billion impairment loss on our equity method investment in Charter during the second quarter of 2026, reducing our investment balance to fair value determined using Charter’s share price, which is a Level 1 fair value input. The impairment reflects a decline in the fair value of our investment in Charter that we determined to be other than temporary. We will continue to monitor Charter’s share price, among other relevant considerations, to determine if the carrying value of our investment remains appropriate. Future declines in share price could result in additional impairments, which could be material.

The Company’s share of earnings (losses) of affiliate line item in the accompanying condensed consolidated statements of operations includes expenses of $3,071 million and $66 million, net of related taxes, for the three months ended June 30, 2026 and 2025, respectively, and $3,140 million and $133 million, net of related taxes, for the six months ended June 30, 2026 and 2025, respectively, due to the impairment in the current year and amortization of the excess basis of assets with identifiable useful lives and debt in both periods. The changes in the share of earnings of affiliate in the three and six months ended June 30, 2026, as compared to the corresponding periods in the prior year, were primarily due to the $3.0 billion impairment recorded during the second quarter of 2026.

The following is a discussion of Charter’s standalone results of operations. In order to provide a better understanding of Charter’s operations, we have included a summarized presentation of Charter’s results from operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Revenue	$13,526	13,766	27,123	27,501
Operating costs and expenses (excluding depreciation and amortization)	(8,266)	(8,311)	(16,444)	(16,628)
Depreciation and amortization	(2,197)	(2,176)	(4,408)	(4,357)
Operating income (loss)	3,063	3,279	6,271	6,516
Other income (expense), net	(1,064)	(1,370)	(2,444)	(2,753)
Net income (loss) before income taxes	1,999	1,909	3,827	3,763
Income tax benefit (expense)	(475)	(414)	(940)	(859)
Net income (loss)	$1,524	1,495	2,887	2,904

Charter’s revenue decreased $240 million and $378 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily due to a higher seamless entertainment allocation and fewer customer relationships, partly offset by mobile line growth.

During the three and six months ended June 30, 2026, Charter’s operating costs and expenses, excluding depreciation and amortization, decreased $45 million and $184 million, respectively, as compared to the corresponding periods in the prior year. Operating costs decreased during both the three and six months ended June 30, 2026, as compared to the corresponding periods in the prior year, primarily due to lower programming costs. Programming costs decreased as a result of a $184 million and $355 million increase in costs allocated to seamless entertainment applications and netted within video revenue during the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025, as well as a higher mix of lower cost video packages within its video customer base and fewer video customers, partly offset by contractual rate adjustments, including renewals and increases in amounts paid for retransmission consent.

Charter’s other operating expenses, net, also decreased for the six months period due to the absence of a $90 million impairment on non-strategic assets during the six months ended June 30, 2025, as well as lower merger and acquisition costs in both the three and six months ended June 30, 2026, as compared to the corresponding periods in the prior year.

Partially offsetting these decreases, other costs of revenue increased in both periods primarily due to higher mobile device sales and mobile service direct costs due to an increase in mobile lines as well as higher advertising sales costs given higher political revenue. These decreases were further offset by incremental transition expenses, which represent incremental costs incurred to prepare for the integration of Cox Communications, Inc.’s operations and to bring systems and processes into a uniform operating structure.

Depreciation and amortization expense increased $21 million and $51 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily as a result of more recent capital expenditures, partly offset by certain assets becoming fully depreciated.

Charter’s operating income decreased $216 million and $245 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year, for the reasons described above.

Gain (loss) on dilution of investment in affiliate

The loss on dilution of investment in affiliate increased $120 million and $172 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year. The loss on dilution of investment in affiliate increased primarily due to an increase in issuance of Charter common stock from the exercise of stock options and restricted stock units held by employees and other third parties at differing share prices. For the six months ended June 30, 2025, the losses were significantly offset by a gain on dilution related to Charter’s repurchase of Liberty Broadband’s Charter shares during the period.

Realized and unrealized gains (losses) on financial instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Exchangeable senior debentures	$19	76	10	39
Other	1	—	7	—
	$20	76	17	39

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see notes 4 and 6 to the accompanying condensed consolidated financial statements for additional discussion). The changes in realized and unrealized gains (losses) for the three and six months ended June 30, 2026, compared to the corresponding periods in the prior year, were primarily due to the change in fair value of the debentures outstanding for the respective periods related to changes in market price of the underlying Charter stock.

Other, net

Other, net income decreased $2 million and increased $2 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year. The change for the six month period was primarily due to a tax sharing receivable with QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”). The tax sharing receivable with QVC Group resulted in no income or loss for the three and six months ended June 30, 2026, compared to no income or loss for the three months ended June 30, 2025 and a loss of $4 million for the six months ended June 30, 2025. See more discussion about the tax sharing agreement with QVC Group in note 1 to the accompanying condensed consolidated financial statements. The remaining variance for both periods is the result of decreased interest and dividend income.

Income taxes

Earnings (loss) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Earnings (loss) before income taxes	$(2,792)	373	(2,585)	590
Income tax benefit (expense)	667	(17)	663	—
Effective income tax rate	24%	5%	26%	0%

For the three and six months ended June 30, 2026, the Company recognized a tax benefit greater than the U.S. statutory rate of 21% primarily due to non-taxable proceeds from Charter share repurchases received pursuant to the Merger Agreement and federal tax credits.

For the three months ended June 30, 2025, the Company recognized tax expense less than the U.S. statutory rate of 21% primarily due to non-taxable proceeds from Charter share repurchases received pursuant to the Merger Agreement. For the six months ended June 30, 2025, the Company had no tax expense.

Net earnings (loss) from continuing operations

The Company had net losses from continuing operations of $2,125 million and $1,922 million for the three and six months ended June 30, 2026, respectively, and net earnings from continuing operations of $356 million and $590 million for the three and six months ended June 30, 2025, respectively. The change in net earnings (loss) from continuing operations was the result of the above-described fluctuations in our expenses and other gains and losses.

Liquidity and Capital Resources

As of June 30, 2026, substantially all of our cash, cash equivalents, restricted cash and restricted cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

We discuss below both potential sources and use of liquidity, however, while the Transactions are pending, we are currently subject to certain contractual restrictions and therefore may not be able to take some or all of the actions described below.

The following are potential sources of liquidity: available cash balances, monetization of investments (including Charter Repurchases (as defined in note 5 to the accompanying condensed consolidated financial statements and discussed below)), outstanding debt facilities (as discussed in note 6 to the accompanying condensed consolidated financial statements), and dividend and interest receipts.

As of June 30, 2026, Liberty Broadband had a cash and cash equivalents balance of $43 million.

	Six months ended June 30,
	2026	2025

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$(118)	(56)
Net cash provided by (used in) investing activities	$598	605
Net cash provided by (used in) financing activities	$(532)	(623)

The increase in cash used in operating activities during the six months ended June 30, 2026, as compared to the corresponding period in the prior year, was primarily driven by timing differences in working capital accounts.

During the six months ended June 30, 2026 and 2025, net cash flows provided by investing activities were primarily related to the sale of Charter Class A common stock for $595 million and $600 million, respectively, pursuant to the terms of multiple agreements as described in more detail in note 5 to the accompanying condensed consolidated financial statements. From and after April 6, 2026, the date on which the 3.125% Debentures due 2053 (as defined in note 6 to the accompanying condensed consolidated financial statements) were no longer outstanding, the amount of monthly repurchases by Charter will be the lesser of (i) $100 million and (ii) an amount equal to the sum of (x) an amount such that immediately after giving effect thereto, Liberty Broadband would satisfy certain minimum liquidity requirements as set forth in the Stockholders and Letter Agreement Amendment and (y) the aggregate principal amount outstanding under the Margin Loan Facility (as defined in note 6 to the accompanying condensed consolidated financial statements).

During the six months ended June 30, 2026, net cash flows used in financing activities were primarily to settle the 3.125% Exchangeable Senior Debentures due 2053 for $965 million, offset partially by the advancement of a term loan from Charter for $359 million and net borrowings of $74 million on the Margin Loan Facility. The terms of the Charter Loan Facility (as defined in note 6 to the accompanying condensed financial statements) are more fully described in note 6 to the accompanying condensed financial statements.

During the six months ended June 30, 2025, net cash flows used in financing activities were primarily to settle the 3.125% Debentures due 2054 for $952 million.

The projected uses of cash and restricted cash for the remainder of 2026 are debt service and repayment, approximately $40 million for interest payments on outstanding debt, approximately $5 million for Liberty Broadband preferred stock dividends, transaction-related expenses and to reimburse Liberty Media Corporation for amounts due under various agreements. We expect corporate cash and other available sources of liquidity as discussed above to cover corporate expenses for the foreseeable future.

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

As of June 30, 2026, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$1,223	5.6%	$—	0.0%

Our investment in Charter (our equity method affiliate) is publicly traded and not generally reflected at fair value in our balance sheet. Our investment in Charter is also subject to market risk that is not directly reflected in our financial statements.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the Executives concluded the Company's disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes "Legal Proceedings" under Item 3 of Part I. There have been no material changes from the legal proceedings described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

There were no repurchases of Liberty Broadband Series A, Series B or Series C common stock or Liberty Broadband preferred stock during the three months ended June 30, 2026, which is currently restricted by the Merger Agreement.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1	Limited Waiver to Margin Loan Agreement, dated as of May 14, 2026, by and among LBC Cheetah 6, LLC, as Borrower, various lenders and BNP Paribas, as administrative agent and as calculation agent*
10.1	Loan Agreement, dated as of May 12, 2026, by and among Liberty Broadband Corporation, as Borrower, Charter Communications, Inc., as Lender, and the subsidiary guarantors party thereto*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

** Furnished herewith

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BROADBAND CORPORATION

Date: July 29, 2026	By:	/s/ MARTIN E. PATTERSON
Martin E. Patterson President and Chief Executive Officer

Date: July 29, 2026	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-2